Form 10-Q
period 2014-03-31
Washington Prime Group Inc.
filed 2014-06-13
CIK 1594686

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

Washington Prime Group Inc.*
(Exact name of Registrant as specified in its charter)

Indiana
(State of incorporation or organization)

001-36252
(Commission File No.)

046-4323686
(I.R.S. Employer Identification No.)

7315 Wisconsin Avenue, Suite 500 East
Bethesda, Maryland 20814
(Address of principal executive offices)

(240) 630-0000
(Registrant's telephone number, including area code)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

        Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒    No ☐

        Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        As of June 6, 2014, registrant had 155,162,657 shares of common stock outstanding.

*
The registrant was formerly named SPG SpinCo Subsidiary Inc. As of February 25, 2014, the registrant changed its name to Washington Prime Group Inc.

Washington Prime Group Inc.

Form 10-Q

Washington Prime Group Inc.

Unaudited Combined Balance Sheets

(Dollars in thousands)

	March 31, 2014	December 31, 2013
ASSETS:
Investment properties at cost	$4,797,446	$4,789,705
Less—accumulated depreciation	2,006,624	1,974,949

	2,790,822	2,814,756
Cash and cash equivalents	29,300	25,857
Tenant receivables and accrued revenue, net	55,745	61,121
Investment in unconsolidated entities, at equity	5,130	3,554
Deferred costs and other assets	101,172	97,370

Total assets	$2,982,169	$3,002,658

LIABILITIES:
Mortgages	$1,276,189	$918,614
Accounts payable, accrued expenses, intangibles, and deferred revenues	126,028	151,011
Cash distributions and losses in partnerships and joint ventures, at equity	41,441	41,313
Other liabilities	3,919	7,195

Total liabilities	1,447,577	1,118,133

EQUITY:
SPG Equity	1,534,592	1,883,680
Noncontrolling interests	—	845

Total equity	1,534,592	1,884,525

Total liabilities and equity	$2,982,169	$3,002,658

The accompanying notes are an integral part of these statements.

Washington Prime Group Inc.

Unaudited Combined Statements of Operations

(Dollars in thousands)

	For the Three Months Ended March 31,
	2014	2013
REVENUE:
Minimum rent	$106,637	$104,980
Overage rent	2,110	2,433
Tenant reimbursements	47,168	45,371
Other income	2,054	1,451

Total revenue	157,969	154,235

EXPENSES:
Property operating	26,140	24,365
Depreciation and amortization	45,968	45,299
Real estate taxes	19,947	19,962
Repairs and maintenance	7,150	5,386
Advertising and promotion	1,952	2,137
Provision for credit losses	786	690
Other	1,119	1,191

Total operating expenses	103,062	99,030

OPERATING INCOME	54,907	55,205
Interest expense	(13,917)	(13,719)
Income and other taxes	(75)	(78)
Income from unconsolidated entities	345	293
Gain on sale of interests in properties	242	14,152

NET INCOME	41,502	55,853
Net income attributable to noncontrolling interests	—	67

NET INCOME ATTRIBUTABLE TO SPG	$41,502	$55,786

The accompanying notes are an integral part of these statements.

Washington Prime Group Inc.

Unaudited Combined Statements of Cash Flows

(Dollars in thousands)

	For the Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$41,502	$55,853
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	46,385	46,011
Gain on sale of interests in properties	(242)	(14,152)
Provision for credit losses	786	690
Straight-line rent	(176)	(31)
Equity in income of unconsolidated entities	(345)	(293)
Distributions of income from unconsolidated entities	414	351
Changes in assets and liabilities—
Tenant receivables and accrued revenue, net	4,767	6,326
Deferred costs and other assets	(4,088)	(1,010)
Acounts payable, accrued expenses, intangibles, deferred revenues and other liabilities	(21,691)	(28,880)

Net cash provided by operating activities	67,312	64,865

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net	(24,742)	(24,238)
Investments in unconsolidated entities	(356)	(1,256)
Distributions of capital from unconsolidated entities	866	2,073

Net cash used in investing activities	(24,232)	(23,421)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in SPG investment, net	(393,221)	(46,550)
Distributions to noncontrolling interest holders in properties	—	(172)
Proceeds from issuance of debt, net of transaction costs	494,769	—
Repayments of debt	(141,185)	(2,486)

Net cash used in financing activities	(39,637)	(49,208)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,443	(7,764)
CASH AND CASH EQUIVALENTS, beginning of period	25,857	30,986

CASH AND CASH EQUIVALENTS, end of period	$29,300	$23,222

The accompanying notes are an integral part of these statements.

Washington Prime Group Inc.

Condensed Notes to Unaudited Combined Financial Statements

(Dollars in thousands, except where indicated as in millions or billions)

1. Organization

        Washington Prime Group Inc. ("WPG" or the "Company") is a recently formed Indiana corporation that was created to hold the strip center business and smaller enclosed malls of Simon Property Group, Inc. ("SPG") and its subsidiaries. As of March 31, 2014, WPG was a wholly owned subsidiary of SPG. Prior to or concurrent with the separation from SPG which was completed on May 28, 2014, SPG engaged in certain formation transactions that were designed to consolidate the ownership of its interests in 98 properties ("SPG Businesses") and distribute such interests to WPG and its operating partnership, Washington Prime Group, L.P. ("WPG L.P."). Pursuant to the separation agreement, SPG distributed 100% of the common shares of WPG on a pro rata basis to SPG's shareholders as of the record date.

        Unless the context otherwise requires, references to "we", "us" and "our" refer to Washington Prime Group Inc. after giving effect to the transfer of assets and liabilities from SPG as well as to the SPG Businesses prior to the date of the completion of the separation. Before the completion of the separation, SPG Businesses were operated as subsidiaries of SPG, which operates as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended. WPG is expected to operate as a REIT subsequent to the separation and distribution. REITs will generally not be liable for federal corporate income taxes as long as they continue to distribute not less than 100% of their taxable income.

        At the time of the separation and distribution, WPG owned a percentage of the outstanding units of partnership interest, or units, of WPG L.P. that is approximately equal to the percentage of outstanding units of partnership interest of Simon Property Group, L.P. owned by Simon Property Group, Inc., with the remaining units of WPG L.P. being owned by the limited partners who were also limited partners of Simon Property Group, L.P. as of the May 16, 2014 record date. The units in WPG L.P. are redeemable by their holders for cash or, at WPG's option, for WPG common shares on a one-for-one basis. The accompanying unaudited combined financial statements reflect Simon Property Group, L.P.'s interests in the SPG Businesses.

        Before the separation, we had not conducted any business as a separate company and had no material assets or liabilities. The operations of the business transferred to us by SPG on the spin-off date are presented as if the transferred business was our business for all historical periods described and at the carrying value of such assets and liabilities reflected in SPG's books and records.

        WPG has entered into agreements with SPG under which SPG will provide various services to us, including accounting, asset management, development, human resources, information technology, leasing, legal, marketing, public reporting and tax. The charges for the services will be based on an hourly or per transaction fee arrangement and pass-through of out-of-pocket costs.

        Our assets consist of interests in 98 shopping centers, including 44 malls and 54 strip centers. One of these strip centers was under development and opened during the third quarter of 2013. In addition to the above properties, the combined historical financial statements include interests in three strip centers held within a joint venture portfolio of properties which were sold during the first quarter of 2013 as well as one additional strip center which was sold by that same joint venture on February 28, 2014.

        We derive our revenues primarily from retail tenant leases, including fixed minimum rent leases, overage and percentage rent leases based on tenants' sales volumes, offering property operating

Washington Prime Group Inc.

Condensed Notes to Unaudited Combined Financial Statements (Continued)

(Dollars in thousands, except where indicated as in millions or billions)

1. Organization (Continued)

services to our tenants and others, including energy, waste handling and facility services, and reimbursements from tenants for certain recoverable expenditures such as property operating, real estate taxes, repair and maintenance, and advertising and promotional expenditures.

        We seek to enhance the performance of our properties and increase our revenues by, among other things, securing leases of anchor tenant spaces, re-developing or renovating existing properties to increase the leasable square footage, and increasing the productivity of occupied locations through aesthetic upgrades, re-merchandising and/or changes to the retail use of the space.

2. Basis of Presentation and Combination

        The accompanying unaudited combined financial statements include the combined accounts of SPG Businesses and are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). All significant intercompany balances and transactions have been eliminated. Due to the seasonal nature of certain operational activities, the results for the interim period ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year.

        These combined financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by GAAP for interim reporting. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary for fair presentation (including normal recurring accruals) have been included. These combined unaudited financial statements should be read in conjunction with the historical audited combined financial statements of SPG Businesses and related notes included in the Information Statement dated May 16, 2014 filed as Exhibit 99.1 to our current report on Form 8-K filed on May 20, 2014 (the "Information Statement").

        Our combined financial statements are derived from the books and records of SPG and were carved-out from SPG at a carrying value reflective of such historical cost in such SPG records. Our historical combined financial results reflect charges for certain corporate costs and we believe such charges are reasonable; however, such results do not necessarily reflect what our expenses would have been had we been operating as a separate stand-alone public company. These charges are further discussed in Note 8. Costs of the services that were charged to us were based on either actual costs incurred or a proportion of costs estimated to be applicable to us. The historical combined financial information presented may therefore not be indicative of the results of operations, financial position or cash flows that would have been obtained if we had been an independent, stand-alone public company during the periods presented or of our future performance as an independent, stand-alone company. For joint venture or mortgaged properties, SPG has a standard management agreement for management, leasing and development activities provided to the properties. Management fees are based upon a percentage of revenues. For any wholly owned property that does not have a management agreement, SPG allocates the proportion of the underlying costs of management, leasing and development, in a manner that is materially consistent with the percentage of revenue-based management fees and/or upon the actual volume of leasing and development activity occurring at the property.

Washington Prime Group Inc.

Condensed Notes to Unaudited Combined Financial Statements (Continued)

(Dollars in thousands, except where indicated as in millions or billions)

2. Basis of Presentation and Combination (Continued)

        These combined financial statements reflect the consolidation of properties that are wholly owned or properties in which we own less than a 100% interest but that we control. Control of a property is demonstrated by, among other factors, our ability to refinance debt and sell the property without the consent of any other partner or owner and the inability of any other partner or owner to replace us.

        We also consolidate a variable interest entity, or VIE, when we are determined to be the primary beneficiary. Determination of the primary beneficiary of a VIE is based on whether an entity has (1) the power to direct activities that most significantly impact the economic performance of the VIE and (2) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. Our determination of the primary beneficiary of a VIE considers all relationships between us and the VIE, including management agreements and other contractual arrangements. There have been no changes during 2014 in previous conclusions about whether an entity qualifies as a VIE or whether we are the primary beneficiary of any previously identified VIE. During 2014, we did not provide financial or other support to a previously identified VIE that we were not previously contractually obligated to provide.

        Investments in partnerships and joint ventures represent our noncontrolling ownership interests in properties. We account for these investments using the equity method of accounting. We initially record these investments at cost and we subsequently adjust for net equity in income or loss, which we allocate in accordance with the provisions of the applicable partnership or joint venture agreement and cash contributions and distributions, if applicable. The allocation provisions in the partnership or joint venture agreements are not always consistent with the legal ownership interests held by each general or limited partner or joint venture investee primarily due to partner preferences. We separately report investments in joint ventures for which accumulated distributions have exceeded investments in and our share of net income from the joint ventures within cash distributions and losses in partnerships and joint ventures, at equity in the combined balance sheets. The net equity of certain joint ventures is less than zero because of financing or operating distributions that are usually greater than net income, as net income includes non-cash charges for depreciation and amortization.

        As of March 31, 2014, the combined financial statements reflect the consolidation of 86 wholly-owned properties and two additional properties that are less than wholly-owned, but which we control or for which we are the primary beneficiary. We account for our interests in the remaining 10 properties, or the joint venture properties, using the equity method of accounting, as we have determined we have significant influence over their operations. We manage the day-to-day operations of the joint venture properties, but have determined that our partner or partners have substantive participating rights with respect to the assets and operations of these joint venture properties.

3. Summary of Significant Accounting Policies

  Cash and Cash Equivalents

        We consider all highly liquid investments purchased with an original maturity of 90 days or less to be cash and cash equivalents. Cash equivalents are carried at cost, which approximates fair value. Cash equivalents generally consist of commercial paper, bankers' acceptances, repurchase agreements, and money market deposits or securities. Financial instruments that potentially subject us to concentrations of credit risk include our cash and cash equivalents and our trade accounts receivable. We place our

Washington Prime Group Inc.

Condensed Notes to Unaudited Combined Financial Statements (Continued)

(Dollars in thousands, except where indicated as in millions or billions)

3. Summary of Significant Accounting Policies (Continued)

cash and cash equivalents with institutions with high credit quality. However, at certain times, such cash and cash equivalents may be in excess of FDIC and SIPC insurance limits.

  Investment Properties

        We record investment properties at cost. Investment properties include costs of acquisitions; development, predevelopment, and construction (including allocable salaries and related benefits); tenant allowances and improvements; and interest and real estate taxes incurred during construction. We capitalize improvements and replacements from repair and maintenance when the repair and maintenance extends the useful life, increases capacity, or improves the efficiency of the asset. All other repair and maintenance items are expensed as incurred. We capitalize interest on projects during periods of construction until the projects are ready for their intended purpose based on interest rates in place during the construction period. We record depreciation on buildings and improvements utilizing the straight-line method over an estimated original useful life, which is generally 10 to 35 years. We review depreciable lives of investment properties periodically and we make adjustments when necessary to reflect a shorter economic life. We amortize tenant allowances and tenant improvements utilizing the straight-line method over the term of the related lease or occupancy term of the tenant, if shorter. We record depreciation on equipment and fixtures utilizing the straight-line method over seven to ten years.

        We review investment properties for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of investment properties may not be recoverable. These circumstances include, but are not limited to, declines in a property's cash flows, ending occupancy or declines in tenant sales. We measure any impairment of investment property when the estimated undiscounted operating income before depreciation and amortization plus its residual value is less than the carrying value of the property. To the extent impairment has occurred, we charge to income the excess of carrying value of the property over its estimated fair value. We estimate fair value using unobservable data such as operating income, estimated capitalization rates, or multiples, leasing prospects and local market information. We may decide to sell properties that are held for use and the sale prices of these properties may differ from their carrying values. We also review our investments, including investments in unconsolidated entities, if events or circumstances change indicating that the carrying amount of our investments may not be recoverable. We will record an impairment charge if we determine that a decline in the fair value of the investments in unconsolidated entities is other-than-temporary. Changes in economic and operating conditions that occur subsequent to our review of recoverability of investment property and other investments in unconsolidated entities could impact the assumptions used in that assessment and could result in future charges to earnings if assumptions regarding those investments differ from actual results.

  Investments in Unconsolidated Entities

        Joint ventures are common in the real estate industry. We use joint ventures to finance properties, develop new properties, and diversify our risk in a particular property or portfolio of properties. We held unconsolidated joint venture ownership interests in 10 properties as of March 31, 2014 and 11 properties as of December 31, 2013.

Washington Prime Group Inc.

Condensed Notes to Unaudited Combined Financial Statements (Continued)

(Dollars in thousands, except where indicated as in millions or billions)

3. Summary of Significant Accounting Policies (Continued)

        Certain of our joint venture properties are subject to various rights of first refusal, buy-sell provisions, put and call rights, or other sale or marketing rights for partners which are customary in real estate joint venture agreements and the industry. We and our partners in these joint ventures may initiate these provisions (subject to any applicable lock up or similar restrictions), which may result in either the sale of our interest or the use of available cash or borrowings to acquire the joint venture interest from our partner.

  Fair Value Measurements

        Level 1 fair value inputs are quoted prices for identical items in active, liquid and visible markets such as stock exchanges. Level 2 fair value inputs are observable information for similar items in active or inactive markets, and appropriately consider counterparty creditworthiness in the valuations. Level 3 fair value inputs reflect our best estimate of inputs and assumptions market participants would use in pricing an asset or liability at the measurement date. The inputs are unobservable in the market and significant to the valuation estimate. We have no investments for which fair value is measured on a recurring basis using Level 3 inputs.

        Note 5 includes a discussion of the fair value of debt measured using Level 2 inputs. Note 3 includes a discussion of the fair values recorded in purchase accounting and impairment, using Level 2 and Level 3 inputs. Level 3 inputs to our purchase accounting and impairment include our estimations of net operating results of the property, capitalization rates and discount rates.

  Purchase Accounting Allocation

        We allocate the purchase price of acquisitions and any excess investment in unconsolidated entities to the various components of the acquisition based upon the fair value of each component which may be derived from various observable or unobservable inputs and assumptions. Also, we may utilize third party valuation specialists. These components typically include buildings, land and intangibles related to in-place leases and we estimate:

  •
  the fair value of land and related improvements and buildings on an as-if-vacant basis,

  •
  the market value of in-place leases based upon our best estimate of current market rents and amortize the resulting market rent adjustment into revenues,

  •
  the value of costs to obtain tenants, including tenant allowances and improvements and leasing commissions, and

  •
  the value of revenue and recovery of costs foregone during a reasonable lease-up period, as if the space was vacant.

        Amounts allocated to building are depreciated over the estimated remaining life of the acquired building or related improvements. We amortize amounts allocated to tenant improvements, in-place lease assets and other lease-related intangibles over the remaining life of the underlying leases. We also estimate the value of other acquired intangible assets, if any, which are amortized over the remaining life of the underlying related intangibles.

Washington Prime Group Inc.

Condensed Notes to Unaudited Combined Financial Statements (Continued)

(Dollars in thousands, except where indicated as in millions or billions)

3. Summary of Significant Accounting Policies (Continued)

  Use of Estimates

        We prepared the accompanying combined financial statements in accordance with GAAP. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reported period. Our actual results could differ from these estimates.

  Per Share Data

        Presentation of earnings per share information is not applicable as all our common shares, since the date of our formation through the date of the combined financial statements, are owned directly or indirectly by SPG.

  New Accounting Pronouncements

        In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASU No. 2014-08 changes the definition of a discontinued operation to include only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity's operations and financial results. ASU No. 2014-08 is effective prospectively for fiscal years beginning after December 15, 2014, but can be early-adopted. We early adopted ASU No. 2014-08 and will apply the revised definition to all disposals on a prospective basis. ASU 2014-08 also requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation.

        In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." ASU No. 2014-09 revises GAAP by offering a single comprehensive revenue recognition standard instead of numerous revenue requirements for particular industries or transactions, which sometimes resulted in different accounting for economically similar transactions. ASU No. 2014-09 is effective for annual reporting periods beginning after December 31, 2016 and early adoption is not permitted. An entity has the option to apply the provisions of ASU No. 2014-09 either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying this standard recognized at the date of initial application. We are currently evaluating the impact the adoption of ASU No. 2014-09 will have on our financial statements and related disclosures.

4. Real Estate Acquisitions and Dispositions

        On February 28, 2014, SPG disposed of its interest in one unconsolidated strip center and recorded a gain of approximately $0.2 million, which is included in gain on sale of interest in properties in the combined statements of operations. This property is part of a portfolio of interests in properties, the remainder of which is included within those properties distributed by SPG to WPG on May 28, 2014.

        On January 10, 2014, SPG acquired one of its partner's remaining interests in three properties that were contributed to WPG. The consideration paid for the partner's remaining interests in these three properties was approximately $4.6 million. Two of these properties were previously consolidated and are now wholly owned. The remaining property is accounted for under the equity method.

Washington Prime Group Inc.

Condensed Notes to Unaudited Combined Financial Statements (Continued)

(Dollars in thousands, except where indicated as in millions or billions)

4. Real Estate Acquisitions and Dispositions (Continued)

        On February 21, 2013, SPG increased its economic interest in three unconsolidated strip centers and subsequently disposed of its interests in those properties. The aggregate gain recognized on this transaction was approximately $14.2 million and is included in gain on sale of interests in properties in the combined statements of operations. These properties were part of a portfolio of interests in properties, the remainder of which is included within those properties distributed by SPG to WPG on May 28, 2014.

5. Indebtedness

        Total mortgage indebtedness was $1.3 billion and $918.6 million at March 31, 2014 and December 31, 2013, respectively.

        On February 11, 2014, Brunswick Square refinanced its $76.5 million, 5.65% fixed rate mortgage maturing August 11, 2014 with a $77.0 million, 4.796% fixed rate mortgage that matures March 1, 2024.

        On February 20, 2014, West Ridge Mall refinanced its $64.6 million, 5.89% fixed rate mortgage maturing July 1, 2014 with a $54.0 million, 4.84% fixed rate mortgage that matures March 6, 2024. The new debt encumbers both West Ridge Mall and West Ridge Plaza.

        In addition, in the first quarter of 2014, we entered into the following mortgages on previously unencumbered properties (in millions):

Property	Amount	Interest Rate	Type	Maturity
Muncie Mall	$37.0	4.19%	Fixed	4/1/2021
Oak Court Mall	40.0	4.76%	Fixed	4/1/2021
Lincolnwood Town Center	53.0	4.26%	Fixed	4/1/2021
Cottonwood Mall	105.0	4.82%	Fixed	4/6/2024
Westminster Mall	85.0	4.65%	Fixed	4/1/2024
Charlottesville Fashion Square	50.0	4.54%	Fixed	4/1/2024

Total(1)	$370.0

(1)
Proceeds were retained by SPG as part of the formation transactions (see Note 6).

        On April 4, 2014, Town Center at Aurora entered into a $55.0 million, 4.19% fixed rate mortgage that initially matures April 1, 2019, with two 1-year extension options subject to certain requirements, the proceeds of which were retained by SPG as part of the formation transactions.

        On June 5, 2014, we repaid the mortgage on Sunland Park Mall in the amount of $30.7 million (including prepayment penalty of $2.9 million, which will be expensed in the second quarter of 2014). The loan was due to mature on January 1, 2026. The repayment was funded through a borrowing on our credit facility (see below).

        In April 2014, we closed on a senior unsecured revolving credit facility, or Revolver, and a senior unsecured term loan, or Term Loan (collectively referred to as the "Facility"). The Revolver provides borrowings on a revolving basis up to $900 million, bears interest at one-month Libor plus 1.05%, and will initially mature on May 30, 2018, subject to two, 6-month extensions available at our option subject

Washington Prime Group Inc.

Condensed Notes to Unaudited Combined Financial Statements (Continued)

(Dollars in thousands, except where indicated as in millions or billions)

5. Indebtedness (Continued)

to compliance with the terms of the Facility and payment of a customary extension fee. The Term Loan provides borrowings in an aggregate principal amount up to $500 million, bears interest at one-month Libor plus 1.15%, and will initially mature on May 30, 2016, subject to three, 12-month extensions available at our option subject to compliance with the terms of the Facility and payment of a customary extension fee. In connection with the formation of WPG, and as contemplated in the Information Statement, we incurred $670.8 million of additional indebtedness under the Facility concurrent with the May 28, 2014 distribution or shortly thereafter. The proceeds of the borrowings under the Facility were used as follows: (i) $585.0 million was retained by SPG as part of the formation transactions, (ii) $30.7 million was used for the repayment of the Sunland Park Mall mortgage, (iii) $40.7 million was retained to cover transaction costs, (iv) $11.4 million was repaid to SPG for deferred loan financing costs and (v) the remaining $3.0 million was retained on hand for other corporate and working capital purposes.

        Taking into consideration the subsequent event activity described above, the following table is a rollforward of debt from the March 31, 2014 balance sheet date to the June 13, 2014 filing date of this report (in millions):

Indebtedness as of March 31, 2014	$1,276.2
Facility proceeds	670.8
Town Center at Aurora mortgage proceeds	55.0
Sunland Park Mall mortgage repayment	(27.7)
Mortgage amortization	(3.1)

Indebtedness as of June 13, 2014	$1,971.2

        At March 31, 2014, certain of our consolidated subsidiaries were the borrowers under 26 non-recourse mortgage loans secured by mortgages encumbering 31 properties, including three separate pools of cross-defaulted and cross-collateralized mortgages encumbering a total of eight properties. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt instruments contain financial and other non-financial covenants which are specific to the properties which serve as collateral for that debt. Our existing non-recourse mortgage loans generally prohibit our subsidiaries that are borrowers thereunder from incurring additional indebtedness, subject to certain customary and limited exceptions. In addition, certain of these instruments limit the ability of the applicable borrower's parent entity from incurring mezzanine indebtedness unless certain conditions are satisfied, including compliance with maximum loan to value ratio and minimum debt service coverage ratio tests. Further, under certain of these existing agreements, if certain cash flow levels in respect of the applicable mortgaged property (as described in the applicable agreement) are not maintained for at least two consecutive quarters, the lender could accelerate the debt and enforce its right against its collateral. If the borrower fails to comply with these covenants, the lender could accelerate the debt and enforce its right against their collateral. At March 31, 2014, the applicable borrowers under these non-recourse mortgage loans were in compliance with all covenants where non-compliance could individually, or giving effect to applicable cross-default provisions in the aggregate, have a material adverse effect on our financial condition, results of operations or cash flows.

Washington Prime Group Inc.

Condensed Notes to Unaudited Combined Financial Statements (Continued)

(Dollars in thousands, except where indicated as in millions or billions)

5. Indebtedness (Continued)

  Fair Value of Debt

        We estimate the fair values of fixed-rate mortgages using cash flows discounted at current borrowing rates. The book value of our fixed-rate mortgages was $1.3 billion and $918.6 million as of March 31, 2014 and December 31, 2013, respectively. The fair values of these financial instruments and the related discount rate assumptions as of March 31, 2014 and December 31, 2013 are summarized as follows:

	March 31, 2014	December 31, 2013
Fair value of fixed-rate mortgages	$1,335,791	$981,631
Weighted average discount rates assumed in calculation of fair value for fixed-rate mortgages	3.76%	3.06%

6. Equity

        The following table provides a reconciliation of the beginning and ending carrying amounts of combined total equity.

	SPG Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2014	$1,883,680	$845	$1,884,525
Net Income	41,502	—	41,502
Distributions to SPG, net(1)	(390,590)	(845)	(391,435)

Balance at March 31, 2014	$1,534,592	$—	$1,534,592

(1)
Amounts include $370.0 million of proceeds on new indebtedness retained by SPG as part of the formation transactions (see Note 5).

7. Commitments and Contingencies

  Litigation

        We are involved from time-to-time in various legal proceedings that arise in the ordinary course of our business, including, but not limited to commercial disputes, environmental matters, and litigation in connection with transactions including acquisitions and divestitures. We believe that such litigation, claims and administrative proceedings will not have a material adverse impact on our financial position or our results of operations. We record a liability when a loss is considered probable and the amount can be reasonably estimated.

  Concentration of Credit Risk

        Our properties rely heavily upon anchor or major tenants to attract customers; however, these retailers do not constitute a material portion of our financial results. Additionally, many anchor retailers in the mall properties own their spaces further reducing their contribution to our operating

Washington Prime Group Inc.

Condensed Notes to Unaudited Combined Financial Statements (Continued)

(Dollars in thousands, except where indicated as in millions or billions)

7. Commitments and Contingencies (Continued)

results. All operations are within the United States and no customer or tenant accounts for 5% or more of our combined revenues.

8. Related Party Transactions

        As described in Note 1, the accompanying combined financial statements present the operations of SPG Businesses as carved-out from the financial statements of SPG. Transactions between the properties have been eliminated in the combined presentation. A fee for certain centralized SPG costs for activities such as common costs for management and other services, national advertising and promotion programs, consulting, accounting, legal, marketing and management information systems has been charged to the properties in the combined financial statements. In addition, certain commercial general liability and property damage insurance is provided to the properties by an indirect subsidiary of SPG. Amounts charged to expense for common costs, services, and other as well as insurance premiums are included in property operating costs in the combined statements of operations. Charges for each of the periods presented for properties which are consolidated in the SPG Businesses portfolio are as included below:

	For the Three Months Ended March 31,
	2014	2013
Common costs, services and other	$5,428	$5,278
Insurance premiums	2,219	2,274
Advertising and promotional programs	233	218

        Leasing and development fees charged by SPG are capitalized by the property. For the three months ended March 31, 2014, and 2013, these charges were $455 and $292, respectively.

        Leasing and development fees charged to unconsolidated properties were $51 and $27 for the three months ended March 31, 2014 and 2013, respectively. Amounts charged to unconsolidated properties within the SPG Businesses portfolio are as included below:

	For the Three Months Ended March 31,
	2014	2013
Property management costs, services and other	$1,025	$1,151
Insurance premiums	55	58
Advertising and promotional programs	13	15

        At March 31, 2014 and December 31, 2013, $1,039 and $4,959, respectively, were payable to SPG and its affiliates and are included in accounts payable, accrued expenses, intangibles, and deferred revenues in the accompanying combined balance sheets.

Washington Prime Group Inc.

Condensed Notes to Unaudited Combined Financial Statements (Continued)

(Dollars in thousands, except where indicated as in millions or billions)

Note 9. Subsequent Events

        See Note 5 for debt activity subsequent to March 31, 2014.

        On May 28, 2014, the Company's Board of Directors adopted the Washington Prime Group, L.P. 2014 Stock Incentive Plan (the "Plan"), which permits the Company to grant awards to current and prospective directors, officers, employees and consultants of the Company or an affiliate. An aggregate of 10,000,000 shares of common stock has been reserved for issuance under the Plan. In addition, the maximum number of awards to be granted to a participant in any calendar year is 500,000 shares. Awards may be in the form of LTIP Units (as defined) in WPG, L.P. The Plan terminates on May 28, 2024.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with the combined financial statements and notes thereto included in this report.

Overview—Basis of Presentation

        Washington Prime Group Inc. ("WPG" or the "Company") is a recently formed Indiana corporation that was created to hold the strip center business and smaller enclosed malls of Simon Property Group, Inc. ("SPG") and its subsidiaries. As of March 31, 2014, WPG was a wholly owned subsidiary of SPG. Prior to or concurrent with the separation from SPG which was completed on May 28, 2014, SPG engaged in certain formation transactions that were designed to consolidate the ownership of its interests in 98 properties ("SPG Businesses") and distribute such interests to WPG and its operating partnership, Washington Prime Group, L.P. ("WPG L.P."). Pursuant to the separation agreement, SPG distributed 100% of the common shares of WPG on a pro rata basis to SPG's shareholders as of the record date.

        Unless the context otherwise requires, references to "we", "us" and "our" refer to Washington Prime Group Inc. after giving effect to the transfer of assets and liabilities from SPG as well as to the SPG Businesses prior to the date of the completion of the separation. Before the completion of the separation, SPG Businesses were operated as subsidiaries of SPG, which operates as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended. WPG is expected to operate as a REIT subsequent to the separation and distribution. REITs will generally not be liable for federal corporate income taxes as long as they continue to distribute not less than 100% of their taxable income.

        At the time of the separation and distribution, WPG owned a percentage of the outstanding units of partnership interest, or units, of WPG L.P. that is approximately equal to the percentage of outstanding units of partnership interest of Simon Property Group, L.P. owned by Simon Property Group, Inc., with the remaining units of WPG L.P. being owned by the limited partners who were also limited partners of Simon Property Group, L.P. as of the May 16, 2014 record date. The units in WPG L.P. are redeemable by their holders for cash or, at WPG's option, for WPG common shares on a one-for-one basis. The accompanying unaudited combined financial statements reflect Simon Property Group, L.P.'s interests in the SPG Businesses.

        Before the separation, we had not conducted any business as a separate company and had no material assets or liabilities. The operations of the business transferred to us by SPG on the spin-off date are presented as if the transferred business was our business for all historical periods described and at the carrying value of such assets and liabilities reflected in SPG's books and records. The combined financial statements include the allocation of certain assets and liabilities that have historically been held at the SPG corporate level but which are specifically identifiable or allocable to SPG Businesses. Cash and cash equivalents, short-term investments and restricted funds held by SPG were not allocated to SPG Businesses unless the cash or investments were held by an entity that was transferred to WPG. Long-term unsecured debt and short-term borrowings were not allocated to SPG Businesses as none of the debt recorded by SPG is directly attributable to or guaranteed by SPG Businesses. All intra-company transactions and accounts have been eliminated. The total net effect of the settlement of these intercompany transactions is reflected in the combined statements of cash flow as a financing activity and in the combined balance sheets as SPG equity in SPG Businesses.

        The combined historical financial statements do not necessarily include all of the expenses that would have been incurred had we been operating as a separate, stand-alone entity and may not necessarily reflect our results of operations, financial position and cash flows had we been a stand-alone company during the periods presented. Our combined historical financial statements include charges related to certain SPG corporate functions, including senior management, property management, legal, leasing, development, marketing, human resources, finance, public reporting, tax and information technology. These expenses have been charged based on direct usage or benefit where identifiable, with the remainder charged on a pro rata basis of revenues, headcount, square footage, number of transactions or other measures. We consider the expense allocation methodology and results to be reasonable for all periods presented. However, the charges may not be indicative of the actual expenses that would have been incurred had WPG operated as an independent, publicly-traded company for the periods presented.

        WPG expects to incur additional costs associated with being an independent, publicly traded company, primarily from newly established or expanded corporate functions and from higher charges than in the past from SPG for various services that will continue to be provided on a transition basis. We believe that cash flow from operations will be sufficient to fund these additional corporate expenses.

        WPG has entered into agreements with SPG under which SPG will provide various services to us, including accounting, asset management, development, human resources, information technology, leasing, legal, marketing, public reporting and tax. The charges for the services will be based on an hourly or per transaction fee arrangement and pass-through of out-of-pocket costs.

        Our assets consist of interests in 98 shopping centers, including 44 malls and 54 strip centers. One of these strip centers was under development and opened during the third quarter of 2013. In addition to the above properties, the combined historical financial statements include interests in three strip centers held within a joint venture portfolio of properties which were sold during the first quarter of 2013 as well as one additional strip center which was sold by that same joint venture on February 28, 2014.

Overview and Outlook

        We derive our revenues primarily from retail tenant leases, including fixed minimum rent leases, percentage rent leases based on tenants' sales volumes and reimbursements from tenants for certain expenses. We seek to re-lease our spaces at higher rents and increase our occupancy rates, and to enhance the performance of our properties and increase our revenues by, among other things, adding anchors or big-boxes, re-developing or renovating existing properties to increase the leasable square footage, and increasing the productivity of occupied locations through aesthetic upgrades, re-merchandising and/or changes to the retail use of the space. In addition, we believe that there are opportunities for us to acquire additional strip center and mall assets that match our investment criteria.

        We invest in real estate properties to maximize total financial return which includes both operating cash flows and capital appreciation. We seek growth in earnings, funds from operations, or FFO, and cash flows by enhancing the profitability and operation of our properties and investments.

        We consider FFO, net operating income, or NOI, and comparable property NOI (NOI for properties owned and operating in both periods under comparison) to be key measures of operating performance that are not specifically defined by accounting principles generally accepted in the United States, or GAAP. We use these measures internally to evaluate the operating performance of our portfolio and provide a basis for comparison with other real estate companies. Reconciliations of these measures to the most comparable GAAP measure are included elsewhere in this report.

Portfolio Data

        The portfolio data discussed in this overview includes key operating statistics including ending occupancy and average base minimum rent per square foot.

        Core business fundamentals in the overall portfolio during the first three months of 2014 improved compared to the first three months of 2013. Ending occupancy for the shopping centers was 92.2% as of March 31, 2014, as compared to 91.0% as of March 31, 2013, an increase of 120 basis points. Average base minimum rent per square foot remained stable across the portfolio as the shopping centers saw an increase of 0.3%.

        Our share of portfolio NOI grew by 0.7% for the first three months in 2014 as compared to the first three months in 2013. Comparable property NOI decreased 1.2% for the portfolio, including the approximate 165 basis point impact of the harsh winter weather conditions in the first quarter of 2014.

        The following table sets forth key operating statistics for the combined portfolio of properties or interests in properties distributed to us:

	March 31, 2014	March 31, 2013	%/Basis Points Change(1)
Shopping Centers:
Ending Occupancy	92.2%	91.0%	+120 bps
Average Base Minimum Rent per Square Foot	$18.92	$18.86	0.3%

(1)
Percentages may not recalculate due to rounding. Percentage and basis point changes are representative of the change from the comparable prior period.

        Ending Occupancy Levels and Average Base Minimum Rent per Square Foot.    Ending occupancy is the percentage of gross leasable area, or GLA, which is leased as of the last day of the reporting period. We include all company owned space except for mall anchors, mall majors, mall freestanding and mall outlots in the calculation of ending occupancy. Strip center GLA included in the calculation relates to all company owned space. Average base minimum rent per square foot is the average base minimum rent charge in effect for the reporting period for all tenants that would qualify to be included in ending occupancy.

  Current Leasing Activities

        During the three months ended March 31, 2014, we signed 45 new leases and 148 renewal leases with a fixed minimum rent (excluding mall anchors and majors, new development, redevelopment, expansion, downsizing, and relocation) across the portfolio, comprising approximately 0.6 million square feet of which 0.5 million square feet related to consolidated properties. During the three months ended March 31, 2013, we signed 60 new leases and 99 renewal leases, comprising approximately 0.4 million square feet of which substantially all related to consolidated properties. The average annual initial base minimum rent for new leases was $18.82 psf for the 2014 period and $20.14 psf in 2013 with an average tenant allowance on new leases of $22.47 psf and $25.79 psf, respectively.

        For the three months ended March 31, 2014, releasing spreads across the portfolio were positive as we were able to lease available square feet at higher rents than the expiring rental rates on the same space (based on total tenant payments—base minimum rent plus common area maintenance), resulting in a releasing spread of $0.54 psf, representing a 2.0% increase over expiring payments.

Results of Operations

        The following opening affected our combined results in the comparative periods:

  •
  During the third quarter of 2013, we opened University Town Plaza, a 580,000 square foot strip center located in Pensacola, Florida.

        In addition to the above, the following dispositions of interests in joint venture properties affected our income from unconsolidated entities in the comparative periods:

  •
  On February 28, 2014, SPG disposed of its interest in one unconsolidated strip center. The gain recognized on this transaction was approximately $0.2 million and is included in gain on sale of interest in properties in the combined statements of operations.

  •
  On February 21, 2013, SPG increased its economic interest in three unconsolidated strip centers and subsequently disposed of its interests in those properties. These properties were part of a portfolio of interests in properties, the remainder of which is included within those properties distributed by SPG to WPG. The aggregate gain recognized on this transaction was approximately $14.2 million and is included in gain on sale of interests in properties in the combined statements of operations.

        For the purposes of the following comparisons, the above transactions are referred to as the "property transactions." In the following discussions of our results of operations, "comparable" refers to properties open and operating throughout both years in the year-to-year comparisons.

Three Months Ended March 31, 2014 vs. Three Months Ended March 31, 2013

        Minimum rents increased $1.7 million during 2014, of which the property transactions accounted for $0.5 million of the increase. Comparable rents increased $1.2 million, or 1.1%, primarily attributable to an increase in base minimum rents. Tenant reimbursements increased $1.8 million, due to a $0.3 million increase attributable to the property transactions and a $1.5 million increase in comparable properties primarily due to utility reimbursements and annual fixed contractual increases related to common area maintenance. Other income increased $0.6 million primarily as a result of increased land sales in 2014 versus 2013.

        Total operating expenses increased $4.0 million, of which $0.8 million was attributable to the property transactions. The remainder of the increase was primarily attributable to increased snow removal and utility costs due to the harsh winter.

        On February 28, 2014, SPG sold our interest in one unconsolidated strip center and on February 21, 2013, SPG increased its economic interest in three unconsolidated strip centers and subsequently disposed its interests in those properties. Each of these properties was part of a portfolio of interests in properties, the remainder of which is included within those properties distributed by SPG to WPG. The aggregate gain recognized on these transactions was $0.2 million and $14.2 million for the periods ending March 31, 2014 and 2013, respectively.

Liquidity and Capital Resources

        Our primary uses of cash are expected to include payment of operating expenses, working capital, debt repayment, including principal and interest, reinvestment in properties, development and redevelopment of properties, tenant allowance and dividends. Following the separation from SPG, our primary sources of cash are expected to be operating cash flow and borrowings under our debt arrangements including our senior unsecured revolving credit facility, or Revolver, and a senior unsecured term loan, or Term Loan (collectively referred to as the "Facility"), as further discussed below.

        Because we own primarily long-lived income-producing assets, our financing strategy relies primarily on long-term fixed rate mortgage debt. We minimize the use of floating rate debt and may enter into floating rate to fixed rate interest rate swaps. At March 31, 2014, our total debt was comprised solely of fixed rate debt. However, our borrowings under the Facility are at variable rates. We derive most of our liquidity from leases that generate positive net cash flow from operations and distributions of capital from unconsolidated entities that totaled $68.2 million during the three months ended March 31, 2014.

        Our balance of cash and cash equivalents increased $3.4 million during 2014 to $29.3 million as of March 31, 2014 as further discussed in "Cash Flows" below.

        Our business model and expected status as a REIT may require WPG to regularly access the debt markets to raise funds for acquisition, development and redevelopment activity, and to refinance maturing debt. WPG may also, from time to time, access the equity capital markets to accomplish our business objectives. We believe we have sufficient cash on hand and will generate sufficient cash flow from operations and from debt refinancings to address our debt maturities and capital needs through 2014.

        The successful execution of our business strategy will require the availability of substantial amounts of operating and development capital both initially and over time. Sources of such capital could include bank borrowings, public and private offerings of debt or equity, including rights offerings, sale of certain assets and joint ventures. The major credit rating agencies have assigned us an investment grade credit rating of BBB or Baa2.

Cash Flows

        Our net cash flow from operating activities and distributions of capital from unconsolidated entities totaled $68.2 million during the first three months of 2014. During this period we also:

  •
  funded capital expenditures of $24.7 million (includes development costs of $0.6 million, renovation and expansion costs of $16.8 million, and tenant costs and other operational capital expenditures of $7.3 million),

  •
  received net proceeds from our debt financing, refinancing and repayment activities of $353.6 million, and

  •
  funded investments in unconsolidated entities for development capital of $0.4 million.

        In general, we anticipate that cash generated from operations will be sufficient to meet operating expenses, monthly debt service, recurring capital expenditures, and dividends to shareholders necessary to maintain WPG's expected status as a REIT on a long-term basis. In addition, we expect to be able to generate or obtain capital for nonrecurring capital expenditures, such as acquisitions, major building renovations and expansions, as well as for scheduled principal maturities on outstanding indebtedness, from:

  •
  excess cash generated from operating performance and working capital reserves,

  •
  borrowings on our debt arrangements,

  •
  additional secured or unsecured debt financing, or

  •
  additional WPG equity raised in the public or private markets.

        We expect to generate positive cash flow from operations in 2014, and we consider these projected cash flows in our sources and uses of cash. These cash flows are principally derived from rents paid by our retail tenants. A significant deterioration in projected cash flows from operations could cause us to increase our reliance on available funds from our debt arrangements, curtail planned capital expenditures, or seek other additional sources of financing as discussed above.

Financing and Debt

  Mortgage Debt

        Total mortgage indebtedness was $1.3 billion and $918.6 million at March 31, 2014 and December 31, 2013, respectively.

        On February 11, 2014, Brunswick Square refinanced its $76.5 million, 5.65% fixed rate mortgage maturing August 11, 2014 with a $77.0 million, 4.796% fixed rate mortgage that matures March 1, 2024.

        On February 20, 2014, West Ridge Mall refinanced its $64.6 million, 5.89% fixed rate mortgage maturing July 1, 2014 with a $54.0 million, 4.84% fixed rate mortgage that matures March 6, 2024. The new debt encumbers both West Ridge Mall and West Ridge Plaza.

        In addition, in the first quarter of 2014, we entered into the following mortgages on previously unencumbered properties (in millions):

Property	Amount	Interest Rate	Type	Maturity
Muncie Mall	$37.0	4.19%	Fixed	4/1/2021
Oak Court Mall	40.0	4.76%	Fixed	4/1/2021
Lincolnwood Town Center	53.0	4.26%	Fixed	4/1/2021
Cottonwood Mall	105.0	4.82%	Fixed	4/6/2024
Westminster Mall	85.0	4.65%	Fixed	4/1/2024
Charlottesville Fashion Square	50.0	4.54%	Fixed	4/1/2024

Total(1)	$370.0

(1)
Proceeds were retained by SPG as part of the formation transactions.

        On April 4, 2014, Town Center at Aurora entered into a $55.0 million, 4.19% fixed rate mortgage that initially matures April 1, 2019, with two 1-year extension options subject to certain requirements, the proceeds of which were retained by SPG as part of the formation transactions.

        On June 5, 2014, we repaid the mortgage on Sunland Park Mall in the amount of $30.7 million (including prepayment penalty of $2.9 million, which will be expensed in the second quarter of 2014). The loan was due to mature on January 1, 2026. The repayment was funded through a borrowing on our credit facility (see below).

  Unsecured Debt

        In April 2014, we closed on our Revolver and Term Loan. The Revolver provides borrowings on a revolving basis up to $900 million, bears interest at one-month Libor plus 1.05%, and will initially mature on May 30, 2018, subject to two, 6-month extensions available at our option subject to compliance with the terms of the Facility and payment of a customary extension fee. The Term Loan provides borrowings in an aggregate principal amount up to $500 million, bears interest at one-month Libor plus 1.15%, and will initially mature on May 30, 2016, subject to three, 12-month extensions available at our option subject to compliance with the terms of the Facility and payment of a customary extension fee. In connection with the formation of WPG, and as contemplated in the Information Statement dated May 16, 2014 filed as Exhibit 99.1 to our current report on Form 8-K filed on May 20, 2014 (the "Information Statement"), we incurred $670.8 million of additional indebtedness under the Facility concurrent with the May 28, 2014 distribution or shortly thereafter. The proceeds of the borrowings under the Facility were used as follows: (i) $585.0 million was retained by SPG as part of the formation transactions, (ii) $30.7 million was used for the repayment of the Sunland Park Mall mortgage, (iii) $40.7 million was retained to cover transaction costs, (iv) $11.4 million was repaid to

SPG for deferred loan financing costs and (v) the remaining $3.0 million was retained on hand for other corporate and working capital purposes.

  Debt after Subsequent Event Activity

        Taking into consideration the subsequent event activity described above, the following table is a rollforward of debt from the March 31, 2014 balance sheet date to the June 13, 2014 filing date of this report (in millions):

Indebtedness as of March 31, 2014	$1,276.2
Facility proceeds	670.8
Town Center at Aurora mortgage proceeds	55.0
Sunland Park Mall mortgage repayment	(27.7)
Mortgage amortization	(3.1)

Indebtedness as of June 13, 2014	$1,971.2

  Covenants on Mortgage Loans

        At March 31, 2014, certain of our consolidated subsidiaries were the borrowers under 26 non-recourse mortgage loans secured by mortgages encumbering 31 properties, including three separate pools of cross-defaulted and cross- collateralized mortgages encumbering a total of eight properties. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt instruments contain financial and other non-financial covenants which are specific to the properties which serve as collateral for that debt. Our existing non-recourse mortgage loans generally prohibit our subsidiaries that are borrowers thereunder from incurring additional indebtedness, subject to certain customary and limited exceptions. In addition, certain of these instruments limit the ability of the applicable borrower's parent entity from incurring mezzanine indebtedness unless certain conditions are satisfied, including compliance with maximum loan to value ratio and minimum debt service coverage ratio tests. Further, under certain of these existing agreements, if certain cash flow levels in respect of the applicable mortgaged property (as described in the applicable agreement) are not maintained for at least two consecutive quarters, the lender could accelerate the debt and enforce its right against its collateral. If the borrower fails to comply with these covenants, the lender could accelerate the debt and enforce its right against their collateral. At March 31, 2014, the applicable borrowers under these non-recourse mortgage loans were in compliance with all covenants where non-compliance could individually, or giving effect to applicable cross-default provisions in the aggregate, have a material adverse effect on our financial condition, results of operations or cash flows.

  Summary of Financing Prior to Subsequent Event Activity

        Our consolidated debt and the effective weighted average interest rates as of March 31, 2014 and December 31, 2013, consisted of the following (dollars in thousands):

Debt Subject to	March 31, 2014	Effective Weighted Average Interest Rate	December 31, 2013	Effective Weighted Average Interest Rate
Fixed Rate	$1,276,189	5.40%	$918,614	5.87%
Variable Rate	—	—	—	—

	$1,276,189	5.40%	$918,614	5.87%

  Contractual Obligations

        In regards to long-term debt arrangements, the following table summarizes the material aspects of these future obligations on our indebtedness as of March 31, 2014, for the remainder of 2014, and subsequent years thereafter assuming the obligations remain outstanding through initial maturities (in thousands):

	2014	2015 - 2016	2017 - 2018	After 2018	Total
Long Term Debt(1)	$90,847	$350,635	$71,601	$762,136	$1,275,219
Interest Payments	$50,641	$113,728	$80,653	$134,568	$379,590

(1)
Represents principal maturities only and therefore, excludes net premiums of $970.

  Off-Balance Sheet Arrangements

        Off-balance sheet arrangements consist primarily of investments in joint ventures which are common in the real estate industry. Joint ventures typically fund their cash needs through secured debt financings obtained by and in the name of the joint venture entity. The joint venture debt is secured by a first mortgage, is without recourse to the joint venture partners, and does not represent a liability of the partners, except to the extent the partners or their affiliates expressly guarantee the joint venture debt. As of March 31, 2014, there were no guarantees of joint venture related mortgage indebtedness. WPG may elect to fund cash needs of a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans, although such fundings are not required contractually or otherwise.

Equity Activity

        On May 28, 2014, the Company's Board of Directors adopted the Washington Prime Group, L.P. 2014 Stock Incentive Plan (the "Plan"), which permits the Company to grant awards to current and prospective directors, officers, employees and consultants of the Company or an affiliate. An aggregate of 10,000,000 shares of common stock has been reserved for issuance under the Plan. In addition, the maximum number of awards to be granted to a participant in any calendar year is 500,000 shares. Awards may be in the form of LTIP Units (as defined) in WPG, L.P. The Plan terminates on May 28, 2024.

Acquisitions and Dispositions

        Buy-sell, marketing rights, and other exit mechanisms are common in real estate partnership agreements. Most of our partners are institutional investors who have a history of direct investment in retail real estate. We and our partners in our joint venture properties may initiate these provisions (subject to any applicable lock up or similar restrictions). If we determine it is in our shareholders' best interests for us to purchase the joint venture interest and we believe we have adequate liquidity to execute the purchase without hindering our cash flows, then we may initiate these provisions or elect to buy. If we decide to sell any of our joint venture interests, we expect to use the net proceeds to reduce outstanding indebtedness or to reinvest in development, redevelopment, or expansion opportunities. We are currently negotiating terms to acquire the joint venture interests held by partners in eight unconsolidated properties for approximately $185 million. To the extent that we reach agreement on the terms of sale, we expect to close on the acquisitions of the joint venture interests in the second quarter of 2014. We can give no assurance that the acquisitions will be completed in this timeframe, if at all.

        Acquisitions.    On January 10, 2014, SPG acquired one of its partner's remaining interests in three properties that were contributed to WPG. The consideration paid for the partner's remaining interests in these three properties was approximately $4.6 million. Two of these properties were previously consolidated and are now wholly owned. The remaining property is accounted for under the equity method.

        Dispositions.    We will pursue the disposition of properties that no longer meet our strategic criteria.

        On February 28, 2014, SPG disposed of its interest in one unconsolidated strip center and, on February 21, 2013, SPG increased its economic interest in three unconsolidated strip centers and subsequently disposed of its interests in those properties. Each of these properties was part of a portfolio of interests in properties, the remainder of which is included within those properties distributed by SPG to WPG on May 28, 2014.

Development Activity

        New Development, Expansions and Redevelopments.    We routinely incur costs related to construction for significant redevelopment and expansion projects at our properties. We expect our share of development costs for 2014 related to these activities to be approximately $75.0 million. Our estimated stabilized return on invested capital typically ranges between 8% and 12%.

        In addition, we own land for the development of a new 400,000 square foot strip center in the Houston metropolitan area, to be named Fairfield Town Center. The projected cost of this development is expected to be approximately $75.0 million. The carrying value of this project is $10.3 million at March 31, 2014 which primarily relates to the cost of the underlying land and site improvements for infrastructure. The development is expected to be completed in the later part of 2015.

        As of March 31, 2014, a pipeline of approximately $300 million of future development and redevelopment projects has been identified, including the Fairfield Town Center Development. These projects generally consist of expansions and redevelopment of existing centers and leasing of anchor and big-box tenants.

        During the third quarter of 2013, we opened University Town Plaza, a former enclosed mall which we have redeveloped into a 580,000 square foot open-air strip center located in Pensacola, Florida. The total cost of this project was approximately $31.7 million.

        We do not expect to hold material land for development. Land currently held for future development is substantially limited to the land parcels held for the development of Fairfield Town Center as discussed above, and other additional parcels at our current centers which we may utilize for expansion of the existing center or sales of outlots.

  Capital Expenditures.

        The following table summarizes total capital expenditures on a cash basis (in thousands) for the period ended March 31, 2014:

2014
New developments(1)	$550
Redevelopments and expansions	16,797
Tenant allowances	6,475
Operational capital expenditures	920

Total	$24,742

(1)
Primarily relates to land held for development of Fairfield Town Center.

Forward-Looking Statements

        Certain statements made in this section or elsewhere in this report may be deemed "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained, and it is possible that our actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks and uncertainties. Such factors include, but are not limited to: our ability to meet debt service requirements, the availability of financing, changes in our credit rating, changes in market rates of interest, the ability to hedge interest rate risk, risks associated with the acquisition, development and expansion of properties, general risks related to retail real estate, the liquidity of real estate investments, environmental liabilities, international, national, regional and local economic climates, changes in market rental rates, trends in the retail industry, relationships with anchor tenants, the inability to collect rent due to the bankruptcy or insolvency of tenants or otherwise, risks relating to joint venture properties, intensely competitive market environment in the retail industry, costs of common area maintenance, insurance costs and coverage, terrorist activities, changes in economic and market conditions and maintenance of our status as a real estate investment trust. We discussed these and other risks and uncertainties under the heading "Risk Factors" in the Information Statement. We may update that discussion in subsequent Quarterly Reports on Form 10-Q, but otherwise we undertake no duty or obligation to update or revise these forward-looking statements, whether as a result of new information, future developments, or otherwise.

Non-GAAP Financial Measures

        Industry practice is to evaluate real estate properties in part based on FFO, NOI and comparable property NOI. We believe that these non-GAAP measures are helpful to investors because they are widely recognized measures of the performance of REITs and provide a relevant basis for our comparison among REITs. We also use these measures internally to measure the operating performance of our portfolio.

        We determine FFO based on the definition set forth by the National Association of Real Estate Investment Trusts, or NAREIT, as net income computed in accordance with GAAP:

  •
  excluding real estate related depreciation and amortization,

  •
  excluding gains and losses from extraordinary items and cumulative effects of accounting changes,

  •
  excluding gains and losses from the sales or disposals of previously depreciated retail operating properties,

  •
  excluding impairment charges of depreciable real estate,

  •
  plus the allocable portion of FFO of unconsolidated entities accounted for under the equity method of accounting based upon economic ownership interest, and

  •
  all determined on a consistent basis in accordance with GAAP.

        We have adopted NAREIT's clarification of the definition of FFO that requires us to include the effects of nonrecurring items not classified as extraordinary, cumulative effect of accounting changes, or a gain or loss resulting from the sale or disposal of, or any impairment charges related to, previously depreciated operating properties.

        We include in FFO gains and losses realized from the sale of land, outlot buildings, marketable and non-marketable securities, and investment holdings of non-retail real estate.

        You should understand that our computation of these non-GAAP measures might not be comparable to similar measures reported by other REITs and that these non-GAAP measures:

  •
  do not represent cash flow from operations as defined by GAAP,

  •
  should not be considered as alternatives to net income determined in accordance with GAAP as a measure of operating performance,

  •
  are not alternatives to cash flows as a measure of liquidity, and

  •
  may not be reflective of WPG's operating performance due to changes in WPG's capital structure in connection with the separation and distribution.

        The following schedule reconciles total FFO to net income (in thousands):

	For the Three Months Ended March 31,
	2014	2013
Net Income	$41,502	$55,853
Adjustments to Arrive at FFO:
Depreciation and amortization from consolidated properties	45,968	45,299
Our share of depreciation and amortization from unconsolidated entities	1,166	3,162
Gain on sale of interests in properties	(242)	(14,152)
Net income attributable to noncontrolling interest holders in properties	—	(67)
Noncontrolling interests portion of depreciation and amortization	—	(39)

FFO	$88,394	$90,056

        The following schedule reconciles NOI to net income and sets forth the computations of comparable property NOI (in thousands):

	For the Three Months Ended March 31,
	2014	2013
Reconciliation of NOI of consolidated properties:
Net Income	$41,502	$55,853
Income and other taxes	75	78
Interest expense	13,917	13,719
Gain on sale of interests in properties	(242)	(14,152)
Income from unconsolidated entities	(345)	(293)

Operating Income	54,907	55,205
Depreciation and amortization	45,968	45,299

NOI of consolidated properties	$100,875	$100,504

Reconciliation of NOI of unconsolidated entities:
Net Income	$2,985	$4,057
Interest expense	3,551	3,470
Loss (gain) from operations of discontinued joint venture interests	23	(649)

Operating Income	6,559	6,878
Depreciation and amortization	3,878	3,754

NOI of unconsolidated entities	$10,437	$10,632

Total consolidated and unconsolidated NOI from continuing operations	$111,312	$111,136

Adjustments to NOI:
NOI of discontinued unconsolidated properties	39	1,177

Total NOI of our portfolio	$111,351	$112,313

Change in NOI from prior period	(0.9)%
Less: Joint venture partners' share of NOI	(8,194)	(9,843)

Our Share of NOI	$103,157	$102,470

Increase in our share of NOI from prior period	0.7%
Total NOI of our portfolio	$111,351	$112,313
NOI from non comparable properties(1)	1,685	1,328

Total NOI of comparable properties(2)	$109,666	$110,985

Decrease in NOI of comparable properties	(1.2)%

(1)
NOI excluded from comparable property NOI relates to properties not owned and operated in both periods under comparison and excluded income noted in footnote 2 below.

(2)
Comparable properties are malls and strip centers that were owned in both of the periods under comparison. Five properties were considered non comparable for the periods under comparison. Excludes lease termination income, interest income, land sale gains and the impact of significant redevelopment activities.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        Sensitivity Analysis.    We disclosed a quantitative and qualitative analysis regarding market risk in the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Information Statement. There have been no material changes in the assumptions used or results obtained regarding market risk since December 31, 2013.

Item 4.    Controls and Procedures

        Evaluation of Disclosure Controls and Procedures.    We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Because of inherent limitations, disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of disclosure controls and procedures are met.

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective.

        Changes in Internal Control Over Financial Reporting.    There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II—Other Information

Item 1.    Legal Proceedings

        We are involved from time-to-time in various legal proceedings that arise in the ordinary course of our business, including, but not limited to commercial disputes, environmental matters, and litigation in connection with transactions including acquisitions and divestitures. We believe that such litigation, claims, and administrative proceedings will not have a material adverse impact on our financial position or our results of operations. We record a liability when a loss is considered probable, and the amount can be reasonably estimated.

Item 1A.    Risk Factors

        Through the period covered by this report, there were no material changes to the Risk Factors disclosed in the Information Statement.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        Not applicable.

Item 3.    Defaults Upon Senior Securities

        Not applicable.

Item 4.    Mine Safety Disclosures

        Not applicable.

Item 5.    Other Information

        On June 3, 2014, the Audit Committee of Washington Prime Group Inc.'s Board of Directors approved certain audit, audit-related, tax compliance and tax consulting services to be provided by Ernst & Young LLP, our independent registered public accounting firm. This disclosure is made pursuant to Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002.

Item 6.    Exhibits

Exhibit Number	Exhibit Descriptions
3.1	Amended and Restated Articles of Incorporation of Washington Prime Group Inc. (incorporated by reference to Amendment No. 2 to Form 10 filed March 24, 2014)
3.2	Amended and Restated Bylaws of Washington Prime Group Inc. (incorporated by reference to Amendment No. 2 to Form 10 filed March 24, 2014)
31.1	Certification by the Chief Executive Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by the Chief Financial Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURE

        Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

WASHINGTON PRIME GROUP INC.
By:	/s/ C. MARC RICHARDS
	Name:	C. Marc Richards
	Title:	Vice President and Chief Financial Officer

Date: June 13, 2014