Form 10-Q
period 2014-06-30
Washington Prime Group Inc.
filed 2014-08-08
CIK 1594686

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

Washington Prime Group Inc.
(Exact name of Registrant as specified in its charter)

Indiana
(State of incorporation or organization)

001-36252
(Commission File No.)

046-4323686
(I.R.S. Employer Identification No.)

7315 Wisconsin Avenue, Suite 500 East
Bethesda, Maryland 20814
(Address of principal executive offices)

(240) 630-0000
(Registrant's telephone number, including area code)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒    No ☐

        Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        As of July 30, 2014, registrant had 155,162,597 shares of common stock outstanding.

Washington Prime Group Inc.

Form 10-Q

Washington Prime Group Inc.

Unaudited Consolidated and Combined Balance Sheets

(Dollars in thousands, except share amounts)

	June 30, 2014	December 31, 2013
ASSETS:
Investment properties at cost	$5,260,411	$4,789,705
Less—accumulated depreciation	2,047,284	1,974,949

	3,213,127	2,814,756
Cash and cash equivalents	93,646	25,857
Tenant receivables and accrued revenue, net	61,626	61,121
Investment in unconsolidated entities, at equity	5,175	3,554
Deferred costs and other assets	113,740	97,370

Total assets	$3,487,314	$3,002,658

LIABILITIES:
Mortgage notes payable	$1,506,427	$918,614
Unsecured term loan	500,000	—
Revolving credit facility	340,750	—
Accounts payable, accrued expenses, intangibles, and deferred revenues	145,687	151,011
Cash distributions and losses in partnerships and joint ventures, at equity	15,194	41,313
Other liabilities	6,342	7,195

Total liabilities	2,514,400	1,118,133

EQUITY:
Stockholders' Equity
Common stock, $0.0001 par value, 300,000,000 shares authorized, 155,162,597 issued and outstanding in 2014	16	—
Capital in excess of par value	719,833	—
SPG Equity	—	1,560,989
Retained earnings	79,872	—

Total stockholders' equity	799,721	1,560,989

Noncontrolling interests	173,193	323,536

Total equity	972,914	1,884,525

Total liabilities and equity	$3,487,314	$3,002,658

The accompanying notes are an integral part of these statements.

Washington Prime Group Inc.

Unaudited Consolidated and Combined Statements of Operations

(Dollars in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
REVENUE:
Minimum rent	$108,374	$103,505	$215,011	$208,485
Overage rent	1,134	1,171	3,244	3,604
Tenant reimbursements	47,179	45,804	94,347	91,175
Other income	1,488	1,090	3,542	2,541

Total revenue	158,175	151,570	316,144	305,805

EXPENSES:
Property operating	26,219	25,455	52,359	49,820
Depreciation and amortization	47,288	45,101	93,256	90,400
Real estate taxes	18,752	18,395	38,699	38,357
Repairs and maintenance	4,934	5,503	12,084	10,889
Advertising and promotion	1,932	1,808	3,884	3,945
Provision for (recovery of) credit losses	619	(806)	1,405	(116)
General and administrative	1,865	0	1,865	0
Transaction and related costs	39,931	0	39,931	0
Ground rent and other costs	1,281	1,163	2,400	2,354

Total operating expenses	142,821	96,619	245,883	195,649

OPERATING INCOME	15,354	54,951	70,261	110,156
Interest expense	(22,677)	(13,737)	(36,594)	(27,456)
Income and other taxes	(66)	(24)	(141)	(102)
Income from unconsolidated entities	402	206	747	499
Gain upon acquisition of controlling interests and on sale of interests in properties	91,268	0	91,510	14,152

NET INCOME	84,281	41,396	125,783	97,249
Net income attributable to noncontrolling interests	14,480	7,145	21,590	16,769

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$69,801	$34,251	$104,193	$80,480

EARNINGS PER COMMON SHARE, BASIC AND DILUTED
Net income attributable to common stockholders	$0.45	$0.22	$0.67	$0.52

The accompanying notes are an integral part of these statements.

Washington Prime Group Inc.

Unaudited Consolidated and Combined Statements of Cash Flows

(Dollars in thousands)

	For the Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$125,783	$97,249
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	93,749	91,428
Gain upon acquisition of controlling interests and on sale of interests in properties	(91,510)	(14,152)
Loss on debt extinguishment	2,894	0
Provision for (recovery of) credit losses	1,405	(116)
Straight-line rent	(240)	229
Equity in income of unconsolidated entities	(747)	(499)
Distributions of income from unconsolidated entities	537	634
Changes in assets and liabilities—
Tenant receivables and accrued revenue, net	280	5,383
Deferred costs and other assets	(12,353)	165
Accounts payable, accrued expenses, intangibles, deferred revenues and other liabilities	(5,576)	(20,832)

Net cash provided by operating activities	114,222	159,489

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(154,370)	0
Capital expenditures, net	(41,454)	(42,178)
Net proceeds from sale of assets	4,436	0
Investments in unconsolidated entities	(2,493)	(1,457)
Distributions of capital from unconsolidated entities	1,440	2,827

Net cash used in investing activities	(192,441)	(40,808)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to SPG, net	(1,060,187)	(117,663)
Distributions to noncontrolling interest holders in properties	(845)	(236)
Proceeds from issuance of debt, net of transaction costs	1,384,370	—
Repayments of debt including prepayment penalties	(177,330)	(5,101)

Net cash provided by (used in) financing activities	146,008	(123,000)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	67,789	(4,319)
CASH AND CASH EQUIVALENTS, beginning of period	25,857	30,986

CASH AND CASH EQUIVALENTS, end of period	$93,646	$26,667

The accompanying notes are an integral part of these statements.

Washington Prime Group Inc.

Condensed Notes to Unaudited Consolidated and Combined Financial Statements

(Dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

1. Organization

        Washington Prime Group Inc. ("WPG" or the "Company") is an Indiana corporation that was created to hold the strip center business and smaller enclosed malls of Simon Property Group, Inc. ("SPG") and its subsidiaries. Prior to the separation from SPG which was completed on May 28, 2014, WPG was a wholly owned subsidiary of SPG. Prior to or concurrent with the separation, SPG engaged in certain formation transactions that were designed to consolidate the ownership of its interests in 98 properties ("SPG Businesses") and distribute such interests to WPG and its operating partnership, Washington Prime Group, L.P. ("WPG L.P."). WPG L.P. is our majority owned partnership subsidiary that owns all of our real estate properties and other assets. Pursuant to the separation agreement, SPG distributed 100% of the common shares of WPG on a pro rata basis to SPG's shareholders as of the record date.

        Unless the context otherwise requires, references to "we", "us" and "our" refer to Washington Prime Group Inc. after giving effect to the transfer of assets and liabilities from SPG as well as to the SPG Businesses prior to the date of the completion of the separation. Before the completion of the separation, SPG Businesses were operated as subsidiaries of SPG, which operates as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended. WPG operates as a REIT subsequent to the separation and distribution. REITs will generally not be liable for federal corporate income taxes as long as they continue to distribute not less than 100% of their taxable income.

        At the time of the separation and distribution, WPG owned a percentage of the outstanding units of partnership interest, or units, of WPG L.P. that is approximately equal to the percentage of outstanding units of partnership interest of Simon Property Group, L.P. ("SPG L.P.") owned by SPG, with the remaining units of WPG L.P. being owned by the limited partners who were also limited partners of SPG L.P. as of the May 16, 2014 record date. The units in WPG L.P. are convertible by their holders for WPG common shares on a one-for-one basis or, at WPG's option, into cash. Before the separation, we had not conducted any business as a separate company and had no material assets or liabilities. The operations of the business transferred to us by SPG on the spin-off date are presented as if the transferred business was our business for all historical periods described and at the carrying value of such assets and liabilities reflected in SPG's books and records. Additionally, the financial statements reflect the common shares and units outstanding at the separation date as outstanding for all periods prior to the separation.

        Prior to the separation, WPG entered into agreements with SPG under which SPG provides various services to us, including accounting, asset management, development, human resources, information technology, leasing, legal, marketing, public reporting and tax. The charges for the services are based on an hourly or per transaction fee arrangement and pass-through of out-of-pocket costs (see Note 8).

        At the time of the separation, our assets consisted of interests in 98 shopping centers, including 44 malls and 54 strip centers. In addition to the above properties, the combined historical financial statements include interests in three strip centers held within a joint venture portfolio of properties which were sold during the first quarter of 2013 as well as one additional strip center which was sold by that same joint venture on February 28, 2014.

        We derive our revenues primarily from retail tenant leases, including fixed minimum rent leases, overage and percentage rent leases based on tenants' sales volumes, offering property operating services to our tenants and others, including energy, waste handling and facility services, and reimbursements from

Washington Prime Group Inc.

Condensed Notes to Unaudited Consolidated and Combined Financial Statements (Continued)

(Dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

1. Organization (Continued)

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

2. Basis of Presentation and Principles of Consolidation and Combination

        The accompanying consolidated and combined financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The consolidated balance sheet as of June 30, 2014 includes the accounts of the Company, as well as all wholly-owned subsidiaries of the Company. The accompanying consolidated and combined statements of operations include the consolidated accounts of the Company and the combined accounts of SPG Businesses. Accordingly, the results presented for the periods ended June 30, 2014 reflect the aggregate operations and changes in cash flows and equity of the SPG Businesses on a carve-out basis for the period from January 1, 2014 through May 27, 2014 and of the Company on a consolidated basis subsequent to May 27, 2014. The accompanying financial statements for the periods prior to the separation are prepared on a carve-out basis from the consolidated financial statements of SPG using the historical results of operations and bases of the assets and liabilities of the transferred businesses and including allocations from SPG. All intercompany transactions have been eliminated in consolidation and combination. Due to the seasonal nature of certain operational activities, the results for the interim period ended June 30, 2014 are not necessarily indicative of the results to be expected for the full year.

        These consolidated and combined financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by GAAP for interim reporting. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, the accompanying consolidated and combined financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods presented. The Company believes that the disclosures made are adequate to prevent the information presented from being misleading. These consolidated and combined unaudited financial statements should be read in conjunction with the historical audited combined financial statements of SPG Businesses and related notes included in the Information Statement dated May 16, 2014 filed as Exhibit 99.1 to our current report on Form 8-K filed on May 20, 2014 (the "Information Statement").

        For periods presented prior to the separation, our historical combined financial results reflect charges for certain SPG corporate costs and we believe such charges are reasonable; however, such results do not necessarily reflect what our expenses would have been had we been operating as a separate stand-alone public company. These charges are further discussed in Note 8. Costs of the services that were charged to us were based on either actual costs incurred or a proportion of costs estimated to be applicable to us. The historical combined financial information presented may therefore not be indicative of the results of operations, financial position or cash flows that would have been obtained if we had been an independent, stand-alone public company during the periods presented prior to the separation or of our future

Washington Prime Group Inc.

Condensed Notes to Unaudited Consolidated and Combined Financial Statements (Continued)

(Dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

2. Basis of Presentation and Principles of Consolidation and Combination (Continued)

performance as an independent, stand-alone company. For joint venture or mortgaged properties, SPG has a standard management agreement for management, leasing and development activities provided to the properties. Management fees were based upon a percentage of revenues. For any wholly owned property that does not have a management agreement, SPG allocated the proportion of the underlying costs of management, leasing and development, in a manner that is materially consistent with the percentage of revenue-based management fees and/or upon the actual volume of leasing and development activity occurring at the property.

        In connection with the separation, we incurred $39.9 million of expenses, including investment banking, legal, accounting, tax and other professional fees, which are included in transaction and related costs for the three and six months ended June 30, 2014 in the accompanying consolidated and combined statements of operations.

        These consolidated and combined financial statements reflect the consolidation of properties that are wholly owned or properties in which we own less than a 100% interest but that we control. Control of a property is demonstrated by, among other factors, our ability to refinance debt and sell the property without the consent of any other partner or owner and the inability of any other partner or owner to replace us.

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

        Investments in partnerships and joint ventures represent our noncontrolling ownership interests in properties. We account for these investments using the equity method of accounting. We initially record these investments at cost and we subsequently adjust for net equity in income or loss, which we allocate in accordance with the provisions of the applicable partnership or joint venture agreement and cash contributions and distributions, if applicable. The allocation provisions in the partnership or joint venture agreements are not always consistent with the legal ownership interests held by each general or limited partner or joint venture investee primarily due to partner preferences. We separately report investments in joint ventures for which accumulated distributions have exceeded investments in and our share of net income from the joint ventures within cash distributions and losses in partnerships and joint ventures, at equity in the consolidated and combined balance sheets. The net equity of certain joint ventures is less than zero because of financing or operating distributions that are usually greater than net income, as net income includes non-cash charges for depreciation and amortization, and WPG has committed to or intends to fund the venture.

        As of June 30, 2014, our assets consisted of interests in 97 shopping centers, including 44 malls and 53 strip centers. The consolidated and combined financial statements as of that date reflect the

Washington Prime Group Inc.

Condensed Notes to Unaudited Consolidated and Combined Financial Statements (Continued)

(Dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

2. Basis of Presentation and Principles of Consolidation and Combination (Continued)

consolidation of 90 wholly-owned properties and five additional properties that are less than wholly-owned, but which we control or for which we are the primary beneficiary. We account for our interests in the remaining two properties, or the joint venture properties, using the equity method of accounting, as we have determined that we have significant influence over their operations. We manage the day-to-day operations of the joint venture properties, but have determined that our partner or partners have substantive participating rights with respect to the assets and operations of these joint venture properties.

        We allocate net operating results of WPG L.P. to third parties and to us based on the partners' respective weighted average ownership interests in WPG L.P. Net operating results of WPG L.P. attributable to third parties are reflected in net income attributable to noncontrolling interests. Our weighted average ownership interest in WPG L.P. was 82.8% and 82.9% for the six months ended June 30, 2014 and 2013, respectively. As of June 30, 2014 and December 31, 2013, our ownership interest in WPG L.P. was 82.3% and 82.9%, respectively. We adjust the noncontrolling limited partners' interests at the end of each period to reflect their interest in WPG L.P.

3. Summary of Significant Accounting Policies

  Cash and Cash Equivalents

        We consider all highly liquid investments purchased with an original maturity of 90 days or less to be cash and cash equivalents. Cash equivalents are carried at cost, which approximates fair value. Cash equivalents generally consist of commercial paper, bankers' acceptances, repurchase agreements, and money market deposits or securities. Financial instruments that potentially subject us to concentrations of credit risk include our cash and cash equivalents and our tenant receivables. We place our cash and cash equivalents with institutions with high credit quality. However, at certain times, such cash and cash equivalents may be in excess of FDIC and SIPC insurance limits.

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

Washington Prime Group Inc.

Condensed Notes to Unaudited Consolidated and Combined Financial Statements (Continued)

(Dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

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

  Investments in Unconsolidated Entities

        Joint ventures are common in the real estate industry. We use joint ventures to finance properties, develop new properties, and diversify our risk in a particular property or portfolio of properties. We held unconsolidated joint venture ownership interests in two properties as of June 30, 2014 and 11 properties as of December 31, 2013.

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

        Note 5 includes a discussion of the fair value of debt measured using Level 2 inputs. Notes 3 and 4 include a discussion of the fair values recorded in purchase accounting, using Level 2 and Level 3 inputs. Level 3 inputs to our purchase accounting analyses include our estimations of net operating results of the property, capitalization rates and discount rates.

Washington Prime Group Inc.

Condensed Notes to Unaudited Consolidated and Combined Financial Statements (Continued)

(Dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

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

  Use of Estimates

        We prepared the accompanying consolidated and combined financial statements in accordance with GAAP. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reported period. Our actual results could differ from these estimates.

  Segment Disclosure

        Our primary business is the ownership, development and management of retail real estate. We have aggregated our retail operations, including malls and strip centers, into one reportable segment because they have similar economic characteristics and we provide similar products and services to similar types of, and in many cases, the same tenants.

  New Accounting Pronouncements

        In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASU No. 2014-08 changes the definition of a discontinued operation to include only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity's operations and financial results. ASU No. 2014-08 is effective prospectively for fiscal years beginning after December 15, 2014, but can be early-adopted. ASU 2014-08 also requires new

Washington Prime Group Inc.

Condensed Notes to Unaudited Consolidated and Combined Financial Statements (Continued)

(Dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

3. Summary of Significant Accounting Policies (Continued)

disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. We early adopted ASU No. 2014-08 and will apply the revised definition to all disposals on a prospective basis.

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

4. Real Estate Acquisitions and Dispositions

        On June 23, 2014, we sold New Castle Plaza, a wholly owned strip center in New Castle, Indiana, for net proceeds of $4.4 million, resulting in a gain of approximately $2.4 million, which is included in gain upon acquisition of controlling interests and on sale of interests in properties in the accompanying consolidated and combined statements of operations.

        On June 20, 2014, we acquired our partner's 50 percent interest in Clay Terrace, a 577,000 square foot lifestyle center located in Carmel, Indiana for approximately $22.9 million, paid by issuing 1,173,678 units of WPG L.P. The center is anchored by Dick's Sporting Goods, DSW and Whole Foods and includes several national and local retailers as well as a variety of dining options. Also included in the transaction is land available for development. The property was previously accounted for under the equity method, but is now consolidated as it is wholly owned post-acquisition. The consolidation of this previously unconsolidated property resulted in a remeasurement of our previously held interest to fair value and a corresponding non-cash gain of approximately $46.6 million which is included in gain upon acquisition of controlling interests and on sale of interests in properties in the accompanying consolidated and combined statements of operations.

        On June 18, 2014, we acquired our partner's interest in a portfolio of seven open-air shopping centers, consisting of four centers located in Florida, and one each in Indiana, Connecticut and Virginia, for approximately $162.0 million. The portfolio of properties totals over 2.1 million square feet. Also included in this transaction is land valued at approximately $4.0 million. Previously, we held between 32 percent to 42 percent legal ownership interests in the properties, but received substantially less economic benefit due to the partner's preferred capital allocation. The properties were previously accounted for under the equity method, but are now consolidated as four properties are wholly owned and three properties are approximately 88.2 percent owned post-acquisition. The consolidation of these previously unconsolidated properties resulted in a remeasurement of our previously held interest to fair value and a corresponding non-cash gain of approximately $42.3 million which is included in gain upon acquisition of controlling interest and on sale of interests in properties in the accompanying consolidated and combined statements of operations. The source of funding for the acquisition was a borrowing under the Revolver (see Note 5).

Washington Prime Group Inc.

Condensed Notes to Unaudited Consolidated and Combined Financial Statements (Continued)

(Dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

4. Real Estate Acquisitions and Dispositions (Continued)

        We reflected the assets and liabilities of the above acquisition properties at the estimated fair value on the respective acquisition dates. The following table summarizes the purchase price allocation, which is preliminary and subject to revision within the measurement period, not to exceed one year from the date of acquisition:

Investment properties	$450,016
Other assets	12,198
Debt	(206,473)
Other liabilities	(7,380)

Net assets acquired	248,361
Noncontrolling interest	(1,032)
Prior net cash distributions and losses	26,235
Gain on pre-existing interest	(88,843)

Fair value of total consideration transferred	184,721
Less: Units issued	(22,464)
Less: Cash acquired	(7,887)

Net cash paid for acquisitions	$154,370

        On February 28, 2014, SPG disposed of its interest in one unconsolidated strip center and recorded a gain of approximately $0.2 million, which is included in gain upon acquisition of controlling interest and on sale of interests in properties in the consolidated and combined statements of operations. This property is part of a portfolio of interests in properties, the remainder of which is included within those properties distributed by SPG to WPG on May 28, 2014.

        On January 10, 2014, SPG acquired one of its partner's remaining interests in three properties that were contributed to WPG. The consideration paid for the partner's remaining interests in these three properties was approximately $4.6 million. Two of these properties were previously consolidated and are now wholly owned. The remaining property is accounted for under the equity method.

        On February 21, 2013, SPG increased its economic interest in three unconsolidated strip centers and subsequently disposed of its interests in those properties. The aggregate gain recognized on this transaction was approximately $14.2 million and is included in gain upon acquisition of controlling interests and on sale of interests in properties in the consolidated and combined statements of operations. These properties were part of a portfolio of interests in properties, the remainder of which is included within those properties distributed by SPG to WPG on May 28, 2014.

Washington Prime Group Inc.

Condensed Notes to Unaudited Consolidated and Combined Financial Statements (Continued)

(Dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

5. Indebtedness

  Mortgage Debt

        Total mortgage indebtedness was $1.5 billion and $918.6 million at June 30, 2014 and December 31, 2013, respectively, as follows:

	June 30, 2014	December 31, 2013
Face amount of mortgage loans	$1,501,446	$917,532
Premiums, net	4,981	1,082

Carrying value of mortgage loans	$1,506,427	$918,614

        On June 20, 2014, resulting from our acquisition of the controlling interest in Clay Terrace (see Note 4), we assumed an additional mortgage with a fair value of $117.5 million.

        On June 19, 2014, we closed on an extension of the 5.84% fixed rate mortgage on Chesapeake Square with unpaid principal balance of $64.7 million and original maturity date of August 1, 2014. The new maturity date is February 1, 2017, with a one-year extension option subject to certain requirements.

        On June 18, 2014, resulting from our acquisition of the controlling interest in a portfolio of seven open-air shopping centers (see Note 4), we assumed additional mortgages on four properties with a fair value of $88.9 million.

        On June 5, 2014, we repaid the mortgage on Sunland Park Mall in the amount of $30.7 million (including prepayment penalty of $2.9 million, which is recorded in interest expense for the three and six months ended June 30, 2014 in the accompanying consolidated and combined statements of operations. The loan was due to mature on January 1, 2026. The repayment was funded through a borrowing on our credit facility (see below).

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

Washington Prime Group Inc.

Condensed Notes to Unaudited Consolidated and Combined Financial Statements (Continued)

(Dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

5. Indebtedness (Continued)

        In addition, during the six months ended June 30, 2014, mortgages were obtained on previously unencumbered properties as follows (in millions):

Property	Amount	Interest Rate	Type	Maturity
Muncie Mall	$37.0	4.19%	Fixed	4/1/2021
Oak Court Mall	40.0	4.76%	Fixed	4/1/2021
Lincolnwood Town Center	53.0	4.26%	Fixed	4/1/2021
Cottonwood Mall	105.0	4.82%	Fixed	4/6/2024
Westminster Mall	85.0	4.65%	Fixed	4/1/2024
Charlottesville Fashion Square	50.0	4.54%	Fixed	4/1/2024
Town Center at Aurora	55.0	4.19%	Fixed	4/1/2019

Total(1)	$425.0

(1)
Proceeds were retained by SPG as part of the separation (see Note 6).

  Unsecured Debt

        On May 15, 2014, we closed on a senior unsecured revolving credit facility, or Revolver, and a senior unsecured term loan, or Term Loan (collectively referred to as the "Facility"). The Revolver provides borrowings on a revolving basis up to $900 million, bears interest at one-month LIBOR plus 1.05%, and will initially mature on May 30, 2018, subject to two, 6-month extensions available at our option subject to compliance with the terms of the Facility and payment of a customary extension fee. The Term Loan provides borrowings in an aggregate principal amount up to $500 million, bears interest at one-month LIBOR plus 1.15%, and will initially mature on May 30, 2016, subject to three, 12-month extensions available at our option subject to compliance with the terms of the Facility and payment of a customary extension fee.

        In connection with the formation of WPG, and as contemplated in the Information Statement, we incurred $670.8 million of additional indebtedness under the Facility concurrent with the May 28, 2014 distribution or shortly thereafter. The proceeds of the borrowings under the Facility were used as follows: (i) $585.0 million was retained by SPG as part of the formation transactions, (ii) $30.7 million was used for the repayment of the Sunland Park Mall mortgage, (iii) $39.9 million was retained to cover transaction and related costs, (iv) $11.4 million was repaid to SPG for deferred loan financing costs and (v) the remaining $3.8 million was retained on hand for other corporate and working capital purposes. On June 17, 2014, we incurred an additional $170.0 million of indebtedness under the Facility, the proceeds of which were primarily used for the acquisition of our partner's interest in a portfolio of seven open-air shopping centers (see Note 4).

        At June 30, 2014, our unsecured debt consisted of $340.8 million outstanding under the Revolver and $500.0 million outstanding under the Term Loan. On June 30, 2014, we had an aggregate available borrowing capacity of $559.2 million under the Facility.

Washington Prime Group Inc.

Condensed Notes to Unaudited Consolidated and Combined Financial Statements (Continued)

(Dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

5. Indebtedness (Continued)

  Covenants

        Our unsecured debt agreements contain financial and other covenants. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender including adjustments to the applicable interest rate. As of June 30, 2014, we were in compliance with all covenants of our unsecured debt.

        At June 30, 2014, certain of our consolidated subsidiaries were the borrowers under 31 non-recourse mortgage loans secured by mortgages encumbering 36 properties, including four separate pools of cross-defaulted and cross-collateralized mortgages encumbering a total of 10 properties. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt instruments contain financial and other non-financial covenants which are specific to the properties which serve as collateral for that debt. Our existing non-recourse mortgage loans generally prohibit our subsidiaries that are borrowers thereunder from incurring additional indebtedness, subject to certain customary and limited exceptions. In addition, certain of these instruments limit the ability of the applicable borrower's parent entity from incurring mezzanine indebtedness unless certain conditions are satisfied, including compliance with maximum loan to value ratio and minimum debt service coverage ratio tests. Further, under certain of these existing agreements, if certain cash flow levels in respect of the applicable mortgaged property (as described in the applicable agreement) are not maintained for at least two consecutive quarters, the lender could accelerate the debt and enforce its right against its collateral. If the borrower fails to comply with these covenants, the lender could accelerate the debt and enforce its right against their collateral. At June 30, 2014, the applicable borrowers under these non-recourse mortgage loans were in compliance with all covenants where non-compliance could individually, or giving effect to applicable cross-default provisions in the aggregate, have a material adverse effect on our financial condition, results of operations or cash flows.

  Fair Value of Debt

        The carrying values of our variable-rate unsecured loans approximate their fair values. We estimate the fair values of fixed-rate mortgages using cash flows discounted at current borrowing rates. The book value of our fixed-rate mortgages was $1.5 billion and $918.6 million as of June 30, 2014 and December 31, 2013, respectively. The fair values of these financial instruments and the related discount rate assumptions as of June 30, 2014 and December 31, 2013 are summarized as follows:

	June 30, 2014	December 31, 2013
Fair value of fixed-rate mortgages	$1,522,270	$981,631
Weighted average discount rates assumed in calculation of fair value for fixed-rate mortgages	3.16%	3.06%

6. Equity

        Prior to the May 28, 2014 separation, the financial statements were carved-out from SPG's books and records; thus, pre-separation ownership was solely that of SPG and noncontrolling interests based on their

Washington Prime Group Inc.

Condensed Notes to Unaudited Consolidated and Combined Financial Statements (Continued)

(Dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

6. Equity (Continued)

respective ownership interest in SPG L.P. on the date of separation (see Notes 1 and 2 for more information). Upon becoming a separate company on May 28, 2014, WPG's ownership is now classified under the typical stockholders' equity classifications of common stock, capital in excess of par value and retained earnings. Related to the separation, 155,162,597 shares of WPG common stock and 32,075,487 units of WPG L.P.'s limited partnership interest were issued to shareholders of SPG and unit holders of SPG L.P., respectively.

  Changes in Equity

        The following table provides a reconciliation of the beginning and ending carrying amounts of consolidated and combined equity:

	Common Stock	Capital in Excess of Par Value	SPG Equity	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2013	$—	$—	$1,560,989	$—	$1,560,989	$323,536	$1,884,525
Issuance of shares in connection with separation	16	707,085	(707,101)	—	—	—	—
Issuance of limited partner units	—	—	—	—	—	22,464	22,464
Noncontrolling interest in property	—	—	—	—	—	1,032	1,032
Equity-based compensation	—	—	—	—	—	142	142
Adjustments to noncontrolling interests	—	12,748	—	—	12,748	(12,748)	—
Distributions to SPG, net(1)	—	—	(878,209)	—	(878,209)	(181,978)	(1,060,187)
Purchase of noncontrolling interest	—	—	—	—	—	(845)	(845)
Net income	—	—	24,321	79,872	104,193	21,590	125,783

Balance, June 30, 2014	$16	$719,833	$—	$79,872	$799,721	$173,193	$972,914

(1)
Amount includes approximately $1.0 billion of proceeds on new indebtedness retained by SPG L.P. as part of the separation (see Note 5).

  Stock Based Compensation

        On May 28, 2014, the Company's Board of Directors adopted the Washington Prime Group, L.P. 2014 Stock Incentive Plan (the "Plan"), which permits the Company to grant awards to current and prospective directors, officers, employees and consultants of the Company or an affiliate. An aggregate of 10,000,000 shares of common stock has been reserved for issuance under the Plan. In addition, the maximum number of awards to be granted to a participant in any calendar year is 500,000 shares. Awards may be in the form of stock options, stock appreciation rights, restricted stock, restricted stock units or other stock-based awards in WPG, or long term incentive plan ("LTIP") units or performance units in WPG, L.P. The Plan terminates on May 28, 2024.

Washington Prime Group Inc.

Condensed Notes to Unaudited Consolidated and Combined Financial Statements (Continued)

(Dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

6. Equity (Continued)

  Other Compensation Arrangements

        On June 24, 2014, Mark Ordan, our Chief Executive Officer, was awarded 153,610 LTIP units under the Plan, pursuant to the employment agreement between the Company and Mr. Ordan, dated as of February 15, 2014 (the "Employment Agreement"). The LTIP units were granted as "Inducement LTIP Units" under the terms of the Employment Agreement. Subject to certain exceptions, 25% of the Inducement LTIP Units will become vested on each of the first four anniversaries of the effective date of the Employment Agreement based on continued employment. The grant date fair value of the award of $3.0 million is being recognized as expense over the applicable vesting period.

        Mr. Ordan is also entitled to receive special performance LTIP units ("Special PP Units") under the terms of the employment agreement that vest based upon the Company's achievement of certain shareholder return and outperformance of the Company's stock relative to certain indices. These Special PP Units were valued by an external specialist at a discount to the stock price on the date of the separation in order to allow for the possibility that the stock performance conditions will not be met. If the performance criteria have been met, a maximum amount, based on the closing price for the 20 consecutive trading days commencing on the separation date, of $2.0 million ("First Special PP"), $1.5 million ("Second Special PP") and $1.5 million ("Third Special PP") may become earned on December 31, 2015, 2016 and 2017, respectively. The earned First and Second Special Units will vest on May 28, 2017 and the earned Third Special PP Units will be vested immediately upon being earned, subject to continued employment. The grant date fair value of the award of $2.3 million is being recognized as expense over the applicable vesting periods of the Special PP Units.

        We recorded compensation expense related to all LTIP units of approximately $0.1 million for the three and six months ended June 30, 2014, which expense is included in general and administrative expense in the accompanying consolidated and combined statements of operations.

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

  Concentration of Credit Risk

        Our properties rely heavily upon anchor or major tenants to attract customers; however, these retailers do not constitute a material portion of our financial results. Additionally, many anchor retailers in the mall properties own their spaces further reducing their contribution to our operating results. All operations are within the United States and no customer or tenant accounts for 5% or more of our consolidated and combined revenues.

Washington Prime Group Inc.

Condensed Notes to Unaudited Consolidated and Combined Financial Statements (Continued)

(Dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

8. Related Party Transactions

        As described in Notes 1 and 2, the accompanying consolidated and combined financial statements include the operations of SPG Businesses as carved-out from the financial statements of SPG for the periods prior to the separation and the operations of the properties under the Company's ownership subsequent to the separation. Transactions between the properties have been eliminated in the consolidated and combined presentation.

        For periods prior to the separation, a fee for certain centralized SPG costs for activities such as common costs for management and other services, national advertising and promotion programs, consulting, accounting, legal, marketing and management information systems has been charged to the properties in the combined financial statements. In addition, certain commercial general liability and property damage insurance is provided to the properties by an indirect subsidiary of SPG. In connection with the separation, WPG and SPG entered into property management agreements under which SPG manages WPG's mall properties. Additionally, WPG and SPG entered into a transition services agreement pursuant to which SPG provides to WPG, on an interim, transitional basis after the separation date, various services including administrative support for the strip centers, information technology, accounts payable and other financial functions, as well as engineering support, quality assurance support and other administrative services. Under the transition services agreement, SPG charges WPG, based upon SPG's allocation of certain shared costs such as insurance premiums, advertising and promotional programs, leasing and development fees. Amounts charged to expense for property management and common costs, services, and other as well as insurance premiums are included in property operating costs in the consolidated and combined statements of operations. Additionally, leasing and development fees charged by SPG are capitalized by the property.

        Charges for each of the periods presented for properties which are consolidated and combined are as included below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Property management and common costs, services and other	$4,794	$3,824	$10,222	$9,102
Insurance premiums	2,220	2,273	4,439	4,547
Advertising and promotional programs	210	196	443	414
Capitalized leasing and development fees	5,657	719	6,112	1,011

Washington Prime Group Inc.

Condensed Notes to Unaudited Consolidated and Combined Financial Statements (Continued)

(Dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

8. Related Party Transactions (Continued)

        Charges for each of the periods presented for unconsolidated properties are as included below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Property management costs, services and other	$801	$969	$1,826	$2,120
Insurance premiums	54	59	109	117
Advertising and promotional programs	13	15	26	30
Capitalized leasing and development fees	46	26	97	53

        At June 30, 2014 and December 31, 2013, $71 and $4,959, respectively, were payable to SPG and its affiliates and are included in accounts payable, accrued expenses, intangibles, and deferred revenues in the accompanying consolidated and combined balance sheets.

9. Earnings Per Share

        We determine basic earnings per share based on the weighted average number of shares of common stock outstanding during the period and we consider any participating securities for purposes of applying the two-class method. We determine diluted earnings per share based on the weighted average number of shares of common stock outstanding combined with the incremental weighted average shares that would have been outstanding assuming all potentially dilutive securities were converted into common shares at the earliest date possible. As described in Note 1, the common shares and units outstanding at the separation date are reflected as outstanding for all periods prior to the separation. The following table sets forth the computation of our basic and diluted earnings per share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Net income attributable to common stockholders—basic and diluted	$69,801	$34,251	$104,193	$80,480

Weighted average shares outstanding—basic and diluted	155,162,597	155,162,597	155,162,597	155,162,597

Earnings per common share, basic and diluted
Net income attributable to common stockholders	$0.45	$0.22	$0.67	$0.52

        For the three and six months ended June 30, 2014 and 2013, potentially dilutive securities include units that are exchangeable for common stock and LTIP units granted under the Plan that are convertible into units and exchangeable for common stock. No securities had a dilutive effect for the three and six months ended June 30, 2014 and 2013. We accrue dividends when they are declared.

Washington Prime Group Inc.

Condensed Notes to Unaudited Consolidated and Combined Financial Statements (Continued)

(Dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

10. Subsequent Events

        On July 17, 2014, the Company sold its 100% interest in Highland Lakes Center, a strip center in Orlando, FL, for $21.5 million. The Company estimates a gain on sale of approximately $9.1 million, which will be recorded in the third quarter of 2014.

        On August 4, 2014, the Company's Board of Directors declared a quarterly cash dividend of $0.25 per common share, payable on September 15, 2014, to shareholders of record on August 27, 2014, with an ex-dividend date of August 25, 2014.

        On August 4, 2014, the Board of Directors approved annual compensation for the period of May 28, 2014 through May 28, 2015 for the independent members of the Board of Directors of the Company. Each independent director's annual compensation shall total $200 based on a combination of cash and restricted stock units granted under the Plan.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with the combined financial statements and notes thereto included in this report.

Overview—Basis of Presentation

        Washington Prime Group Inc. ("WPG" or the "Company") is an Indiana corporation that was created to hold the strip center business and smaller enclosed malls of Simon Property Group, Inc. ("SPG") and its subsidiaries. Prior to the separation from SPG which was completed on May 28, 2014, WPG was a wholly owned subsidiary of SPG. Prior to or concurrent with the separation, SPG engaged in certain formation transactions that were designed to consolidate the ownership of its interests in 98 properties ("SPG Businesses") and distribute such interests to WPG and its operating partnership, Washington Prime Group, L.P. ("WPG L.P."). Pursuant to the separation agreement, SPG distributed 100% of the common shares of WPG on a pro rata basis to SPG's shareholders as of the record date.

        Unless the context otherwise requires, references to "we", "us" and "our" refer to Washington Prime Group Inc. after giving effect to the transfer of assets and liabilities from SPG as well as to the SPG Businesses prior to the date of the completion of the separation. Before the completion of the separation, SPG Businesses were operated as subsidiaries of SPG, which operates as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended. WPG operates as a REIT subsequent to the separation and distribution. REITs will generally not be liable for federal corporate income taxes as long as they continue to distribute not less than 100% of their taxable income.

        At the time of the separation and distribution, WPG owned a percentage of the outstanding units of partnership interest, or units, of WPG L.P. that is approximately equal to the percentage of outstanding units of partnership interest of Simon Property Group, L.P. ("SPG L.P.") owned by SPG, with the remaining units of WPG L.P. being owned by the limited partners who were also limited partners of SPG L.P. as of the May 16, 2014 record date. The units in WPG L.P. are convertible by their holders for WPG common shares on a one-for-one basis, or, at WPG's option, into cash.

        Before the separation, we had not conducted any business as a separate company and had no material assets or liabilities. The operations of the business transferred to us by SPG on the spin-off date are presented as if the transferred business was our business for all historical periods described and at the carrying value of such assets and liabilities reflected in SPG's books and records. Additionally, the financial statements reflect the common shares and units outstanding at the separation date as outstanding for all periods prior to the separation.

        The consolidated and combined financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The consolidated balance sheet as of June 30, 2014 includes the accounts of the Company, as well as all wholly-owned subsidiaries of the Company. The consolidated and combined statements of operations include the consolidated accounts of the Company and the combined accounts of SPG Businesses. Accordingly, the results presented for the periods ended June 30, 2014 reflect the aggregate operations and changes in cash flows and equity on a carve-out basis of the SPG Businesses for the period from January 1, 2014 through May 27, 2014 and on a consolidated basis of the Company subsequent to May 27, 2014. The financial statements for the periods prior to the separation are prepared on a carve-out basis from the consolidated financial statements of SPG using the historical results of operations and bases of the assets and liabilities of the transferred businesses and including allocations from SPG. All intercompany transactions have been eliminated in consolidation and combination. In the opinion of management, the consolidated and combined financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods presented. The Company believes that the disclosures made are adequate to prevent the information presented from being misleading.

        The combined financial statements prior to the separation include the allocation of certain assets and liabilities that have historically been held at the SPG corporate level but which are specifically identifiable or allocable to SPG Businesses. Cash and cash equivalents, short-term investments and restricted funds held by SPG were not allocated to SPG Businesses unless the cash or investments were held by an entity that was transferred to WPG. Long-term unsecured debt and short-term borrowings were not allocated to SPG Businesses as none of the debt recorded by SPG is directly attributable to or guaranteed by SPG Businesses. All intra-company transactions and accounts have been eliminated. The total net effect of the settlement of these intercompany transactions is reflected in the consolidated and combined statements of cash flow as a financing activity and in the consolidated and combined balance sheets as SPG equity in SPG Businesses for periods prior to the separation.

        The combined historical financial statements prior to the separation do not necessarily include all of the expenses that would have been incurred had we been operating as a separate, stand-alone entity and may not necessarily reflect our results of operations, financial position and cash flows had we been a stand-alone company during the periods presented prior to the separation. Our combined historical financial statements include charges related to certain SPG corporate functions, including senior management, property management, legal, leasing, development, marketing, human resources, finance, public reporting, tax and information technology. These expenses have been charged based on direct usage or benefit where identifiable, with the remainder charged on a pro rata basis of revenues, headcount, square footage, number of transactions or other measures. We consider the expense allocation methodology and results to be reasonable for all periods presented. However, the charges may not be indicative of the actual expenses that would have been incurred had WPG operated as an independent, publicly-traded company for the periods presented prior to the separation.

        WPG now incurs additional costs associated with being an independent, publicly traded company, primarily from newly established or expanded corporate functions. We believe that cash flow from operations will be sufficient to fund these additional corporate expenses.

        Prior to the separation, WPG entered into agreements with SPG under which SPG provides various services to us, including accounting, asset management, development, human resources, information technology, leasing, legal, marketing, public reporting and tax. The charges for the services are based on an hourly or per transaction fee arrangement and pass-through of out-of-pocket costs.

        In connection with the separation, we incurred $39.9 million of expenses, including investment banking, legal, accounting, tax and other professional fees, which are included in transaction and related costs for the three and six months ended June 30, 2014 in the consolidated and combined statements of operations.

        At the time of the separation, our assets consisted of interests in 98 shopping centers, including 44 malls and 54 strip centers. In addition to the above properties, the combined historical financial statements include interests in three strip centers held within a joint venture portfolio of properties which were sold during the first quarter of 2013 as well as one additional strip center which was sold by that same joint venture on February 28, 2014. As of June 30, 2014, our assets consisted of interests in 97 shopping centers, including 44 malls and 53 strip centers.

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

        Core business fundamentals in the overall portfolio during the first six months of 2014 improved compared to the first six months of 2013. Ending occupancy for the shopping centers was 92.4% as of June 30, 2014, as compared to 91.5% as of June 30, 2013, an increase of 90 basis points. Average base minimum rent per square foot remained stable across the portfolio as the shopping centers saw an increase of 0.6%.

        Our share of portfolio NOI grew by 3.5% for the first six months in 2014 as compared to the first six months in 2013. Comparable property NOI increased 0.9% for the portfolio, net of the approximate 165 basis point impact of increased costs associated with the harsh winter weather conditions in the first quarter of 2014.

        The following table sets forth key operating statistics for the combined portfolio of properties or interests in properties:

	June 30, 2014	June 30, 2013	%/Basis Points Change(1)
Ending Occupancy	92.4%	91.5%	+90 bps
Average Base Minimum Rent per Square Foot	$18.98	$18.86	0.6%

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

  Current Leasing Activities

        During the six months ended June 30, 2014, we signed 105 new leases and 342 renewal leases with a fixed minimum rent (excluding mall anchors and majors, new development, redevelopment, expansion, downsizing, and relocation) across the portfolio, comprising approximately 1.2 million square feet of which 1.1 million square feet related to consolidated properties. During the six months ended June 30, 2013, we signed 133 new leases and 217 renewal leases, comprising approximately 1.0 million square feet of which $0.9 million related to consolidated properties. The average annual initial base minimum rent for new leases was $21.23 psf for the 2014 period and $19.63 psf in 2013 with an average tenant allowance on new leases of $23.33 psf and $25.19 psf, respectively.

Results of Operations

        The following opening and closing related to redevelopments affected our results in the comparative periods:

  •
  During the second quarter of 2014, we commenced redevelopment activities at Jefferson Valley Mall, a 556,000 square foot mall located in the New York City area.

  •
  During the third quarter of 2013, we opened University Town Plaza, a 580,000 square foot strip center located in Pensacola, Florida, after completion of the redevelopment.

        The following acquisitions and dispositions affected our results in the comparative periods:

  •
  On June 23, 2014, we sold New Castle Plaza, a wholly owned and consolidated strip center in New Castle, Indiana.

  •
  On June 20, 2014, we acquired our partner's 50 percent interest in Clay Terrace, a 577,000 square foot lifestyle center located in Carmel, Indiana. The property was previously accounted for under the equity method, but is now consolidated as it is wholly owned post acquisition.

  •
  On June 18, 2014, we acquired our partner's interest in a portfolio of seven open-air shopping centers, consisting of four centers located in Florida, and one each in Indiana, Connecticut and Virginia. The properties were previously accounted for under the equity method, but are now consolidated as four properties are wholly owned and three properties are approximately 88.3 percent owned post acquisition.

        In addition to the above, the following dispositions of interests in joint venture properties affected our income from unconsolidated entities in the comparative periods:

  •
  On February 28, 2014, SPG disposed of its interest in one unconsolidated strip center held within a portfolio of interests in properties, the remainder of which is included within those properties distributed by SPG to WPG.

  •
  On February 21, 2013, SPG increased its economic interest in three unconsolidated strip centers and subsequently disposed of its interests in those properties. These properties were part of a portfolio of interests in properties, the remainder of which is included within those properties distributed by SPG to WPG.

        For the purposes of the following comparisons, the above transactions are referred to as the "property transactions." In the following discussions of our results of operations, "comparable" refers to properties we owned and operated throughout both of the periods under comparison.

Three Months Ended June 30, 2014 vs. Three Months Ended June 30, 2013

        Minimum rents increased $4.9 million, of which the property transactions accounted for $1.6 million. Comparable rents increased $3.3 million, or 3.1%, primarily attributable to an increase in base minimum rents. Tenant reimbursements increased $1.4 million, due to a $0.8 million increase attributable to the property transactions and a $0.6 million increase in comparable properties primarily due to utility reimbursements and annual fixed contractual increases related to common area maintenance. Other income increased $0.4 million primarily as a result of increased lease settlements in 2014 versus 2013.

        Total operating expenses increased $46.2 million, of which $39.9 million was attributable to transaction costs related to the separation of WPG from SPG and $1.9 million was attributable to general and administrative expenses associated with WPG operating as a separate, publicly-traded company. Of the remaining increase, $3.8 million was attributable to the property transactions and $0.6 million was primarily attributable to increased depreciation and amortization on asset additions, partially offset by slightly decreasing operating costs at the comparable properties.

        Interest expense increased $8.9 million, of which $5.0 million was attributable to mortgages placed on seven previously unencumbered properties during 2014, $2.8 million was attributable to the prepayment penalty net of interest savings on the Sunland Park Mall, $1.3 million was attributable to borrowings on the revolving credit facility and term loan and $0.3 million was attributable to the property transactions. The remaining $0.5 million decrease was primarily attributable to amortizing loan balances on the comparable properties.

        The aggregate gain recognized on the property transactions during the 2014 period was $91.3 million, including $2.4 million from the sale of New Castle Plaza and $88.9 million from the acquisition of controlling interests in Clay Terrace and a portfolio of seven open-air shopping centers.

Six Months Ended June 30, 2014 vs. Six Months Ended June 30, 2013

        Minimum rents increased $6.5 million, of which the property transactions accounted for $2.1 million. Comparable rents increased $4.4 million, or 2.1%, primarily attributable to an increase in base minimum rents. Tenant reimbursements increased $3.2 million, due to a $1.2 million increase attributable to the property transactions and a $2.0 million increase in comparable properties primarily due to utility reimbursements and annual fixed contractual increases related to common area maintenance. Other income increased $1.0 million primarily as a result of increased land sales and lease settlements in 2014 versus 2013.

        Total operating expenses increased $50.2 million, of which of which $39.9 million was attributable to transaction costs related to the separation of WPG from SPG and $1.9 million was attributable to general and administrative expenses associated with WPG operating as a separate, publicly-traded company. Of the remaining increase, $3.2 million was attributable to the property transactions and $5.2 million was primarily attributable to increased snow removal and utility costs due to the harsh winter and increased depreciation and amortization on asset additions at the comparable properties.

        Interest expense increased $9.1 million, of which $5.4 million was attributable to mortgages placed on seven previously unencumbered properties during 2014, $2.8 million was attributable to the prepayment penalty net of interest savings on the Sunland Park Mall, $1.3 million was attributable to borrowings on the revolving credit facility and term loan and $0.3 million was attributable to the property transactions. The remaining $0.7 million decrease was primarily attributable to amortizing loan balances on the comparable properties.

        The aggregate gain recognized on the property transactions during the 2014 period was $91.5 million, including $2.4 million from the sale of New Castle Plaza, $88.9 million from the acquisition of controlling interests in Clay Terrace and a portfolio of seven open-air shopping centers and $0.2 million from the sale of our interest in one unconsolidated strip center. The aggregate gain recognized on the property transactions during the 2013 period was $14.2 million from the increase in and subsequent sale of our interests in three unconsolidated strip centers.

Liquidity and Capital Resources

        Our primary uses of cash include payment of operating expenses, working capital, debt repayment, including principal and interest, reinvestment in properties, development and redevelopment of properties, tenant allowance and dividends. Our primary sources of cash are operating cash flow and borrowings under our debt arrangements including our senior unsecured revolving credit facility, or Revolver, and a senior unsecured term loan, or Term Loan (collectively referred to as the "Facility"), as further discussed below.

        Because we own primarily long-lived income-producing assets, our financing strategy relies primarily on long-term fixed rate mortgage debt. We minimize the use of floating rate debt and may enter into floating rate to fixed rate interest rate swaps. At June 30, 2014, floating rate debt comprised 35.8% of our total consolidated debt. We will continue to monitor our borrowing mix to limit market risk. We derive most of our liquidity from leases that generate positive net cash flow from operations and distributions of capital from unconsolidated entities, the total of which was $111.8 million during the six months ended June 30, 2014.

        Our balance of cash and cash equivalents increased $67.8 million during 2014 to $93.6 million as of June 30, 2014. The increase was primarily due to operating cash flow from the properties, borrowings under the Facility for general corporate purposes, balances acquired in business combinations and proceeds from sale of assets. See "Cash Flows" below for more information.

        On June 30, 2014, we had an aggregate available borrowing capacity of $559.2 million under the Facility, net of outstanding borrowings of $840.8 million. The weighted average interest rate on the Facility was 1.3% for the period from initial borrowing concurrent with the May 28, 2014 separation through June 30, 2014.

        Our business model and status as a REIT requires us to regularly access the debt markets to raise funds for acquisition, development and redevelopment activity, and to refinance maturing debt. We may also, from time to time, access the equity capital markets to accomplish our business objectives. We believe we have sufficient cash on hand, availability under the Facility and cash flow from operations to address our debt maturities, dividends and capital needs through 2014.

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

Cash Flows

        Our net cash flow from operating activities and distributions of capital from unconsolidated entities totaled $115.7 million during the first six months of 2014. During this period we also:

  •
  funded the acquisitions of interests in properties for the net amount of $154.4 million,

  •
  funded capital expenditures of $41.5 million (includes development costs of $0.7 million, renovation and expansion costs of $22.4 million, and tenant costs and other operational capital expenditures of $18.4 million),

  •
  received net proceeds from sale of assets of $4.4 million,

  •
  received net proceeds from our debt financing, refinancing and repayment activities of $1.2 billion,

  •
  funded distributions to SPG of $1.1 billion primarily related to the separation,

  •
  funded distributions to noncontrolling interest holders in properties of $0.8 million, and

  •
  funded investments in unconsolidated entities primarily for development capital of $2.5 million.

        In general, we anticipate that cash generated from operations will be sufficient to meet operating expenses, monthly debt service, recurring capital expenditures, and dividends to shareholders necessary to maintain WPG's status as a REIT on a long-term basis. In addition, we expect to be able to generate or obtain capital for nonrecurring capital expenditures, such as acquisitions, major building renovations and expansions, as well as for scheduled principal maturities on outstanding indebtedness, from:

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

Financing and Debt

  Mortgage Debt

        Total mortgage indebtedness was $1.5 billion and $918.6 million at June 30, 2014 and December 31, 2013, respectively, as follows (in thousands):

	June 30, 2014	December 31, 2013
Face amount of mortgage loans	$1,501,446	$917,532
Premiums, net	4,981	1,082

Carrying value of mortgage loans	$1,506,427	$918,614

        On June 20, 2014, resulting from our acquisition of the controlling interest in Clay Terrace (see "Acquisitions and Dispositions" below), we consolidated an additional mortgage with a fair value of $117.5 million.

        On June 19, 2014, we closed on an extension of the 5.84% fixed rate mortgage on Chesapeake Square with unpaid principal balance of $64.7 million and original maturity date of August 1, 2014. The new maturity date is February 1, 2017, with a one-year extension option subject to certain requirements.

        On June 18, 2014, resulting from our acquisition of the controlling interest in a portfolio of seven open-air shopping centers (see "Acquisitions and Dispositions" below), we consolidated additional mortgages on four properties with a fair value of $88.9 million.

        On June 5, 2014, we repaid the mortgage on Sunland Park Mall in the amount of $30.7 million (including prepayment penalty of $2.9 million, which is recorded in interest expense for the three and six months ended June 30, 2014 in the consolidated and combined statements of operations. The loan was due to mature on January 1, 2026. The repayment was funded through a borrowing on our credit facility (see below).

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

        In addition, during the six months ended June 30, 2014, mortgages were obtained on previously unencumbered properties as follows (in millions):

Property	Amount	Interest Rate	Type	Maturity
Muncie Mall	$37.0	4.19%	Fixed	4/1/2021
Oak Court Mall	40.0	4.76%	Fixed	4/1/2021
Lincolnwood Town Center	53.0	4.26%	Fixed	4/1/2021
Cottonwood Mall	105.0	4.82%	Fixed	4/6/2024
Westminster Mall	85.0	4.65%	Fixed	4/1/2024
Charlottesville Fashion Square	50.0	4.54%	Fixed	4/1/2024
Town Center at Aurora	55.0	4.19%	Fixed	4/1/2019

Total(1)	$425.0

(1)
Proceeds were retained by SPG as part of the separation.

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

        In connection with the formation of WPG, and as contemplated in the Information Statement dated May 16, 2014 filed as Exhibit 99.1 to our current report on Form 8-K filed on May 20, 2014 (the "Information Statement"), we incurred $670.8 million of additional indebtedness under the Facility concurrent with the May 28, 2014 distribution or shortly thereafter. The proceeds of the borrowings under the Facility were used as follows: (i) $585.0 million was retained by SPG as part of the formation transactions, (ii) $30.7 million was used for the repayment of the Sunland Park Mall mortgage, (iii) $39.9 million was retained to cover transaction and other costs, (iv) $11.4 million was repaid to SPG for deferred loan financing costs and (v) the remaining $3.8 million was retained on hand for other corporate and working capital purposes. On June 17, 2014, we incurred an additional $170.0 million of indebtedness under the Facility, the proceeds of which were primarily used for the acquisition of our partner's interest in a portfolio of seven open-air shopping centers (see "Acquisitions and Dispositions" below).

        At June 30, 2014, our unsecured debt consisted of $340.8 million outstanding under the Revolver and $500.0 million outstanding under the Term Loan. On June 30, 2014, we had an aggregate available borrowing capacity of $559.2 million under the Facility.

  Covenants

        Our unsecured debt agreements contain financial and other covenants. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender including adjustments to the applicable interest rate. As of June 30, 2014, we were in compliance with all covenants of our unsecured debt.

        At June 30, 2014, certain of our consolidated subsidiaries were the borrowers under 31 non-recourse mortgage loans secured by mortgages encumbering 36 properties, including four separate pools of cross-defaulted and cross-collateralized mortgages encumbering a total of 10 properties. Under these cross-

default provisions, a default under any mortgage included in the cross-defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt instruments contain financial and other non-financial covenants which are specific to the properties which serve as collateral for that debt. Our existing non-recourse mortgage loans generally prohibit our subsidiaries that are borrowers thereunder from incurring additional indebtedness, subject to certain customary and limited exceptions. In addition, certain of these instruments limit the ability of the applicable borrower's parent entity from incurring mezzanine indebtedness unless certain conditions are satisfied, including compliance with maximum loan to value ratio and minimum debt service coverage ratio tests. Further, under certain of these existing agreements, if certain cash flow levels in respect of the applicable mortgaged property (as described in the applicable agreement) are not maintained for at least two consecutive quarters, the lender could accelerate the debt and enforce its right against its collateral. If the borrower fails to comply with these covenants, the lender could accelerate the debt and enforce its right against their collateral. At June 30, 2014, the applicable borrowers under these non-recourse mortgage loans were in compliance with all covenants where non-compliance could individually, or giving effect to applicable cross-default provisions in the aggregate, have a material adverse effect on our financial condition, results of operations or cash flows.

  Summary of Financing

        Our consolidated debt and the effective weighted average interest rates as of June 30, 2014 and December 31, 2013, consisted of the following (dollars in thousands):

Debt Subject to	June 30, 2014	Effective Weighted Average Interest Rate	December 31, 2013	Effective Weighted Average Interest Rate
Fixed Rate	$1,506,427	5.22%	$918,614	5.87%
Variable Rate	840,750	1.26%	—	0.00%

Total	$2,347,177	3.80%	$918,614	5.87%

  Contractual Obligations

        In regards to long-term debt arrangements, the following table summarizes the material aspects of these future obligations on our indebtedness as of June 30, 2014, for the remainder of 2014, and subsequent years thereafter assuming the obligations remain outstanding through initial maturities (in thousands):

	2014	2015 - 2016	2017 - 2018	After 2018	Total
Long Term Debt(1)	$23,356	$1,055,105	$473,374	$790,361	$2,342,196
Interest Payments(2)	45,446	145,300	87,500	134,432	412,678

Total	$68,802	$1,200,405	$560,874	$924,793	$2,754,874

(1)
Represents principal maturities only and therefore excludes net premiums of $4,981.

(2)
Variable rate interest payments are estimated based on the LIBOR rate at June 30, 2014.

  Off-Balance Sheet Arrangements

        Off-balance sheet arrangements consist primarily of investments in joint ventures which are common in the real estate industry. Joint ventures typically fund their cash needs through secured debt financings obtained by and in the name of the joint venture entity. The joint venture debt is secured by a first mortgage, is without recourse to the joint venture partners, and does not represent a liability of the partners, except to the extent the partners or their affiliates expressly guarantee the joint venture debt. As of June 30, 2014, there were no guarantees of joint venture related mortgage indebtedness. WPG may elect to fund cash needs of a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans, although such fundings are not required contractually or otherwise.

Equity Activity

        Prior to the May 28, 2014 separation, the financial statements were carved-out from SPG's books and records; thus, pre-separation ownership was solely that of SPG and noncontrolling interests based on their respective ownership interests in SPG L.P. on the date of separation (see "Overview—Basis of Presentation" for more information). Upon becoming a separate company on May 28, 2014, WPG's ownership is now classified under the typical stockholders' equity classifications of common stock, capital in excess of par value and retained earnings. Related to the separation, 155,162,597 shares of WPG common stock and 32,075,487 units of WPG L.P.'s limited partnership interest were issued to shareholders of SPG and unit holders of SPG L.P., respectively.

  Stock Based Compensation

        On May 28, 2014, the Company's Board of Directors adopted the Washington Prime Group, L.P. 2014 Stock Incentive Plan (the "Plan"), which permits the Company to grant awards to current and prospective directors, officers, employees and consultants of the Company or an affiliate. An aggregate of 10,000,000 shares of common stock has been reserved for issuance under the Plan. In addition, the maximum number of awards to be granted to a participant in any calendar year is 500,000 shares. Awards may be in the form of stock options, stock appreciation rights, restricted stock, restricted stock units or other stock-based awards in WPG, or long term incentive plan ("LTIP") units or performance units in WPG, L.P. The Plan terminates on May 28, 2024.

  Other Compensation Arrangements

        On June 24, 2014, Mark Ordan, our Chief Executive Officer, was awarded 153,610 LTIP Units under the Plan, pursuant to the employment agreement between the Company and Mr. Ordan, dated as of February 15, 2014 (the "Employment Agreement"). The LTIP units were granted as "Inducement LTIP Units" under the terms of the Employment Agreement. Subject to certain exceptions, 25% of such LTIP units will become vested on each of the first four anniversaries of the effective date of the Employment Agreement based on continued employment.

        Mr. Ordan is also entitled to receive special performance LTIP units ("Special PP Units") under the terms of the employment agreement that vest based upon the Company's achievement of certain shareholder return and outperformance of the Company's stock relative to certain indices. These Special PP Units were valued by an external specialist at a discount to the stock price on the date of the separation in order to allow for the possibility that the stock performance conditions will not be met. If the performance criteria have been met, a maximum amount, based on the closing price for the 20 consecutive trading days commencing on the separation date, of $2.0 million ("First Special PP"), $1.5 million ("Second Special PP") and $1.5 million ("Third Special PP") may become earned on December 31, 2015, 2016 and 2017, respectively. The earned First and Second Special Units will vest on May 28, 2017 and the earned Third Special PP Units will be vested immediately upon being earned, subject to continued employment. The grant date fair value of the award of $2.3 million is being recognized as expense over the applicable vesting periods of the Special PP Units.

        We recorded compensation expense related to all LTIP units of approximately $0.1 million for the three and six months ended June 30, 2014, which expense is included in general and administrative expense in the consolidated and combined statements of operations.

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

        Acquisitions.    We pursue the acquisition of properties that meet our strategic criteria.

        On June 20, 2014, we acquired our partner's 50 percent interest in Clay Terrace, a 577,000 square foot lifestyle center located in Carmel, Indiana for approximately $22.9 million, paid by issuing 1,173,678 units of WPG L.P. The center is anchored by Dick's Sporting Goods, DSW and Whole Foods and includes several national and local retailers as well as a variety of dining options. Also included in the transaction is land available for development. The property was previously accounted for under the equity method, but is now consolidated as it is wholly owned post-acquisition. The consolidation of this previously unconsolidated property resulted in a remeasurement of our previously held interest to fair value and a corresponding non-cash gain of approximately $44.6 million which is included in gain upon acquisition of controlling interests and on sale of interests in properties in the consolidated and combined statements of operations.

        On June 18, 2014, we acquired our partner's interest in a portfolio of seven open-air shopping centers, consisting of four centers located in Florida, and one each in Indiana, Connecticut and Virginia, for approximately $162.0 million. The portfolio of properties totals over 2.1 million square feet. Also included in this transaction is land valued at approximately $4.0 million. Previously, we held between 32 percent to 42 percent legal ownership interests in the properties, but received substantially less economic benefit due to the partner's preferred capital allocation. The properties were previously accounted for under the equity method, but are now consolidated as four properties are wholly owned and three properties are approximately 88.2 percent owned post-acquisition. The consolidation of these previously unconsolidated properties resulted in a remeasurement of our previously held interest to fair value and a corresponding non-cash gain of approximately $42.3 million which is included in gain upon acquisition of controlling interests and on sale of interests in properties in the consolidated and combined statements of operations. The source of funding for the acquisition was a borrowing under the Revolver (see "Financing and Debt" above).

        On January 10, 2014, SPG acquired one of its partner's remaining interests in three properties that were contributed to WPG. The consideration paid for the partner's remaining interests in these three properties was approximately $4.6 million. Two of these properties were previously consolidated and are now wholly owned. The remaining property is accounted for under the equity method.

        Dispositions.    We pursue the disposition of properties that no longer meet our strategic criteria.

        On July 17, 2014, the Company sold its 100% interest in Highland Lakes Center, a strip center in Orlando, FL, for $21.5 million. The Company estimates a gain on sale of approximately $9.1 million, which will be recorded in the third quarter of 2014.

        On June 23, 2014, we sold New Castle Plaza, a wholly owned and consolidated strip center in New Castle, Indiana, for net proceeds of $4.4 million, resulting in a gain of approximately $2.4 million, which is included in gain upon acquisition of controlling interests and on sale of interests in properties in the consolidated and combined statements of operations.

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

        In addition, we own land for the development of a new 400,000 square foot strip center in the Houston metropolitan area, to be named Fairfield Town Center. The projected cost of this development is expected to be approximately $75.0 million. The carrying value of this project is $10.4 million at June 30, 2014 which primarily relates to the cost of the underlying land and site improvements for infrastructure. The development is expected to be fully completed in the first half of 2016.

        As of June 30, 2014, approximately $300 million of development and redevelopment projects have been identified, including the Fairfield Town Center development. These projects generally consist of expansions and redevelopment of existing centers and leasing of anchor and big-box tenants.

        During the second quarter of 2014, we commenced redevelopment activities at Jefferson Valley Mall, a 556,000 square foot mall located in the New York City area. The total cost of this project is expected to be approximately $44.0 million. The redevelopment is expected to be fully completed in mid-2016.

        During the third quarter of 2013, we opened University Town Plaza, a former enclosed mall which was redeveloped into a 580,000 square foot open-air strip center located in Pensacola, Florida. The total cost of this project was approximately $33.0 million.

        We do not expect to hold material land for development. Land currently held for future development is substantially limited to the land parcels held for the development of Fairfield Town Center as discussed above, and other additional parcels at our current centers which we may utilize for expansion of the existing center or sales of outlots.

  Capital Expenditures.

        The following table summarizes total capital expenditures on a cash basis (in thousands) for the six months ended June 30, 2014:

New developments(1)	$727
Redevelopments and expansions	22,342
Tenant allowances	14,046
Operational capital expenditures	4,339

Total	$41,454

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

        We determine FFO based on the definition set forth by the National Association of Real Estate Investment Trusts, or NAREIT, as net income computed in accordance with GAAP:

  •
  excluding real estate related depreciation and amortization,

  •
  excluding gains and losses from extraordinary items and cumulative effects of accounting changes,

  •
  excluding gains and losses from the sales or disposals of previously depreciated retail operating properties (in which we have included gains and losses upon acquisition of controlling interests in such properties),

  •
  excluding impairment charges of depreciable real estate,

  •
  plus the allocable portion of FFO of unconsolidated entities accounted for under the equity method of accounting based upon economic ownership interest, and

  •
  all determined on a consistent basis in accordance with GAAP.

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

        The following schedule reconciles total FFO to net income (in thousands, except share/unit amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Net Income	$84,281	$41,396	$125,783	$97,249
Adjustments to Arrive at FFO:
Depreciation and amortization from consolidated properties	47,286	45,101	93,254	90,400
Our share of depreciation and amortization from unconsolidated entities	970	1,150	2,136	2,425
Gain upon acquisition of controlling interests and on sale of interests in properties	(91,268)	0	(91,510)	(14,152)
Net income attributable to noncontrolling interest holders in properties	0	(65)	0	(132)
Noncontrolling interests portion of depreciation and amortization	0	(38)	0	(77)

FFO of the Operating Partnership(1)	$41,269	$87,544	$129,663	$175,713
FFO allocable to limited partners	7,097	14,997	22,256	30,101

FFO allocable to shareholders	$34,172	$72,547	$107,407	$145,612

Diluted net income per share	$0.45	$0.22	$0.67	$0.52
Adjustments to arrive at FFO per share:
Depreciation and amortization from consolidated properties and our share of depreciation and amortization from unconsolidated properties	0.26	0.25	0.51	0.50
Gain upon acquisition of controlling interests and on sale of interests in properties	(0.49)	—	(0.49)	(0.08)

Diluted FFO per share	$0.22	$0.47	$0.69	$0.94

Basic and diluted weighted average shares outstanding	155,162,597	155,162,597	155,162,597	155,162,597
Weighted average limited partnership units outstanding	32,227,488	32,075,487	32,151,908	32,075,487

Diluted weighted average shares and units outstanding	187,390,085	187,238,084	187,314,505	187,238,084

(1)
FFO includes transaction costs related to WPG's separation from SPG of $39.9 million, or $0.21 per share, in the three and six months ended June 30, 2014.

        The following schedule reconciles NOI to net income and sets forth the computations of comparable property NOI (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Reconciliation of NOI of consolidated properties:
Net Income	$84,281	$41,396	$125,783	$97,249
Income and other taxes	66	24	141	102
Interest expense	22,677	13,737	36,594	27,456
Gain upon acquisition of controlling interests and on sale of interests in properties	(91,268)	—	(91,510)	(14,152)
Income from unconsolidated entities	(402)	(206)	(747)	(499)
General and administrative	1,865	—	1,865	—
Transaction costs	39,931	—	39,931	—

Operating Income	57,150	54,951	112,057	110,156
Depreciation and amortization	47,288	45,101	93,256	90,400

NOI of consolidated properties	$104,438	$100,052	$205,313	$200,556

Reconciliation of NOI of unconsolidated entities:
Net Income	$2,939	$2,918	$5,924	$6,975
Interest expense	3,273	3,605	6,824	7,075
NOI of properties sold	(15)	104	8	(545)

Operating Income	6,197	6,627	12,756	13,505
Depreciation and amortization	3,372	3,656	7,250	7,410

NOI of unconsolidated entities	$9,569	$10,283	$20,006	$20,915

Total consolidated and unconsolidated NOI from continuing operations	$114,007	$110,335	$225,319	$221,471

Adjustments to NOI:
NOI of properties sold	15	(23)	54	1,154

Total NOI of our portfolio	$114,022	$110,312	$225,373	$222,625

Change in NOI from prior period	3.4%		1.2%
Less: Joint venture partners' share of NOI	(5,678)	(8,461)	(13,872)	(18,304)

Our Share of NOI	$108,344	$101,851	$211,501	$204,321

Increase in our share of NOI from prior period	6.4%		3.5%
Total NOI of our portfolio	$114,022	$110,312	$225,373	$222,625
NOI from non comparable properties(1)	3,168	2,792	6,948	6,206

Total NOI of comparable properties(2)	$110,854	$107,520	$218,425	$216,419

Change in NOI of comparable properties	3.1%		0.9%

(1)
NOI excluded from comparable property NOI relates to properties not owned and operated in both periods under comparison and excluded income noted in footnote 2 below.

(2)
Comparable properties are malls and strip centers that were owned in both of the periods under comparison. Seven properties were considered non comparable for the periods under comparison. Excludes lease termination income, interest income, land sale gains and the impact of significant redevelopment activities.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        Sensitivity Analysis.    We are exposed to market risk from changes in interest rates. We seek limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs by closely monitoring our variable rate debt and converting such debt to fixed rates when we deem such conversion advantageous. From time to time, we may enter into interest rate swap agreements or other interest rate hedging contracts. While these agreements are intended to lessen the impact of rising interest rates, they also expose us to the risks that the other parties to the agreements will not perform, we could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly effective cash flow hedges under GAAP guidance. As of June 30, 2014, $840.8 million of our aggregate indebtedness (35.8% of total indebtedness) was subject to variable interest rates.

        If market rates of interest on our variable rate debt fluctuate by 50 basis points, future earnings and cash flows would increase or decrease, depending on rate movement, by $4.2 million annually. This assumes that the amount outstanding under our variable rate debt remains at $840.8 million, the balance as of June 30, 2014.

Item 4.    Controls and Procedures

        Evaluation of Disclosure Controls and Procedures.    We maintain disclosure controls and procedures (as defined in Rules 13a-15 (e) under the Securities Exchange Act of 1934 (the "Exchange Act")) that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Because of inherent limitations, disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of disclosure controls and procedures are met.

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

        Changes in Internal Control Over Financial Reporting.    There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        Not applicable.

Item 3.    Defaults Upon Senior Securities

        Not applicable.

Item 4.    Mine Safety Disclosures

        Not applicable.

Item 5.    Other Information

        In 2014, the Audit Committee of Washington Prime Group Inc.'s Board of Directors approved certain audit, audit-related, tax compliance and tax consulting services to be provided by Ernst & Young LLP, our independent registered public accounting firm. This disclosure is made pursuant to Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002.

Item 6.    Exhibits

Exhibit Number	Exhibit Descriptions
2.1	Separation and Distribution Agreement by and among Simon Property Group, Inc., Simon Property Group, L.P., Washington Prime Group Inc. and Washington Prime Group, L.P., dated as of May 27, 2014 (incorporated by reference to Form 8-K filed May 29, 2014)
3.1	Amended and Restated Articles of Incorporation of Washington Prime Group Inc. (incorporated by reference to Amendment No. 2 to Form 10 filed March 24, 2014)
3.2	Amended and Restated Bylaws of Washington Prime Group Inc. (incorporated by reference to Amendment No. 2 to Form 10 filed March 24, 2014)
10.1	Washington Prime Group, L.P. 2014 Stock Incentive Plan (incorporated by reference to Form 8-K filed May 29, 2014)
10.2
Transition Services Agreement by and among Simon Property Group, Inc., Simon Property Group, L.P., Washington Prime Group Inc. and Washington Prime Group, L.P., dated May 28, 2014 (incorporated by reference to Form 8-K filed May 29, 2014)
10.3
Tax Matters Agreement by and among Simon Property Group, Inc., Simon Property Group, L.P., Washington Prime Group Inc. and Washington Prime Group, L.P., dated May 28, 2014 (incorporated by reference to Form 8-K filed May 29, 2014)
10.4
Employee Matters Agreement by and among Simon Property Group, Inc., Simon Property Group, L.P., Washington Prime Group Inc. and Washington Prime Group, L.P., dated May 28, 2014 (incorporated by reference to Form 8-K filed May 29, 2014)
10.5
Revolving Credit and Term Loan Agreement, by and among Washington Prime Group, L.P., as borrower, Bank of America N.A., as administrative agent and the Lenders party thereto, dated May 15, 2014 (incorporated by reference to Form 8-K filed May 29, 2014)
10.6	Amended and Restated Agreement of Limited Partnership of Washington Prime Group, L.P. (incorporated by reference to Form 8-K filed May 29, 2014)
10.7
Employment Agreement between Washington Prime Group Inc. and Mark Ordan, dated as of February 15, 2014 (incorporated herein by reference to Amendment No. 2 to the Company's Registration Statement on Form 10 filed on March 24, 2014).
10.8	Employment Agreement with Robert P. Demchak dated as of June 3, 2014 (incorporated by reference to Form 8-K filed June 5, 2014)
10.9	Employment Agreement with Michael J. Gaffney dated as of June 3, 2014 (incorporated by reference to Form 8-K filed June 5, 2014)
10.10	Employment Agreement with Myles H. Minton dated as of June 3, 2014 (incorporated by reference to Form 8-K filed June 5, 2014)
10.11	Employment Agreement with C. Marc Richards dated as of June 3, 2014 (incorporated by reference to Form 8-K filed June 5, 2014)
10.12	Series 2014 Inducement LTIP Unit Award Agreement, dated as of June 25, 2014 (incorporated by reference to Form 8-K filed June 27, 2014)
10.13	Certificate of Designation of Series 2014 Inducement LTIP Units of Washington Prime Group, L.P. (incorporated by reference to Form 8-K filed June 27, 2014)

Exhibit Number	Exhibit Descriptions
31.1	Certification by the Chief Executive Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by the Chief Financial Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURE

        Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

WASHINGTON PRIME GROUP INC.
By:	/s/ C. MARC RICHARDS
	Name:	C. Marc Richards
	Title:	Vice President and Chief Financial Officer

Date: August 8, 2014