Form 10-Q
period 2014-09-30
Washington Prime Group Inc.
filed 2014-11-04
CIK 1594686

Use these links to rapidly review the document
TABLE OF CONTENT

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

        As of October 29, 2014, registrant had 155,162,597 shares of common stock outstanding.

Washington Prime Group Inc.

Form 10-Q

INDEX

Washington Prime Group Inc.

Unaudited Consolidated and Combined Balance Sheets

(Dollars in thousands, except share amounts)

	September 30, 2014	December 31, 2013
ASSETS:
Investment properties at cost	$5,210,439	$4,789,705
Less—accumulated depreciation	2,069,421	1,974,949

	3,141,018	2,814,756
Cash and cash equivalents	120,808	25,857
Tenant receivables and accrued revenue, net	61,053	61,121
Investment in unconsolidated entities, at equity	5,242	3,554
Deferred costs and other assets	170,809	97,370

Total assets	$3,498,930	$3,002,658

LIABILITIES:
Mortgage notes payable	$1,501,566	$918,614
Unsecured term loan	500,000	—
Revolving credit facility	340,750	—
Accounts payable, accrued expenses, intangibles, and deferred revenues	152,004	151,011
Cash distributions and losses in partnerships and joint ventures, at equity	15,245	41,313
Other liabilities	23,561	7,195

Total liabilities	2,533,126	1,118,133

EQUITY:
Stockholders' Equity
Common stock, $0.0001 par value, 300,000,000 shares authorized, 155,162,597 issued and outstanding in 2014	16	—
Capital in excess of par value	722,140	—
SPG Equity	—	1,565,169
Retained earnings	73,276	—

Total stockholders' equity	795,432	1,565,169

Noncontrolling interests	170,372	319,356

Total equity	965,804	1,884,525

Total liabilities and equity	$3,498,930	$3,002,658

The accompanying notes are an integral part of these statements.

Washington Prime Group Inc.

Unaudited Consolidated and Combined Statements of Operations

(Dollars in thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
REVENUE:
Minimum rent	$113,887	$104,905	$328,898	$313,390
Overage rent	1,747	1,396	4,991	5,000
Tenant reimbursements	50,814	47,523	145,161	138,698
Other income	1,236	1,555	4,778	4,096

Total revenue	167,684	155,379	483,828	461,184

EXPENSES:
Property operating	29,268	27,713	81,627	77,533
Depreciation and amortization	49,307	46,771	142,563	137,171
Real estate taxes	20,430	20,144	59,129	58,501
Repairs and maintenance	5,169	5,001	17,253	15,890
Advertising and promotion	1,954	2,270	5,838	6,215
Provision for (recovery of) credit losses	447	376	1,852	260
General and administrative	4,395	0	6,260	0
Transaction and related costs	0	0	39,931	0
Merger costs	2,500	0	2,500	0
Ground rent and other costs	1,108	1,017	3,508	3,371

Total operating expenses	114,578	103,292	360,461	298,941

OPERATING INCOME	53,106	52,087	123,367	162,243
Interest expense	(23,219)	(13,791)	(59,813)	(41,247)
Income and other taxes	(134)	(68)	(275)	(170)
Income from unconsolidated entities	99	353	846	852
Gain upon acquisition of controlling interests and on sale of interests in properties	8,969	0	100,479	14,152

NET INCOME	38,821	38,581	164,604	135,830
Net income attributable to noncontrolling interests	6,620	6,347	28,210	23,116

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$32,201	$32,234	$136,394	$112,714

EARNINGS PER COMMON SHARE, BASIC AND DILUTED
Net income attributable to common stockholders	$0.21	$0.21	$0.88	$0.73

The accompanying notes are an integral part of these statements.

Washington Prime Group Inc.

Unaudited Consolidated and Combined Statements of Cash Flows

(Dollars in thousands)

	For the Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$164,604	$135,830
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	143,768	138,518
Gain upon acquisition of controlling interests and on sale of interests in properties	(100,479)	(14,152)
Loss on debt extinguishment	2,894	0
Provision for (recovery of) credit losses	1,852	260
Straight-line rent	(464)	69
Equity in income of unconsolidated entities	(846)	(852)
Distributions of income from unconsolidated entities	880	1,114
Changes in assets and liabilities—
Tenant receivables and accrued revenue, net	335	1,187
Deferred costs and other assets	(13,423)	(237)
Accounts payable, accrued expenses, intangibles, deferred revenues and other liabilities	(176)	(16,591)

Net cash provided by operating activities	198,945	245,146

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(154,370)	0
Capital expenditures, net	(63,868)	(67,230)
Net proceeds from sale of assets	24,976	0
Investments in unconsolidated entities	(2,493)	(1,956)
Distributions of capital from unconsolidated entities	1,180	3,274

Net cash used in investing activities	(194,575)	(65,912)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to SPG, net	(1,060,187)	(173,552)
Distributions to noncontrolling interest holders in properties	(845)	(261)
Distributions on common shares/units	(47,055)	0
Proceeds from issuance of debt, net of transaction costs	1,379,575	—
Repayments of debt including prepayment penalties	(180,907)	(7,763)

Net cash provided by (used in) financing activities	90,581	(181,576)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	94,951	(2,342)
CASH AND CASH EQUIVALENTS, beginning of period	25,857	30,986

CASH AND CASH EQUIVALENTS, end of period	$120,808	$28,644

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

        Unless the context otherwise requires, references to "we", "us" and "our" refer to Washington Prime Group Inc. after giving effect to the transfer of assets and liabilities from SPG as well as to the SPG Businesses prior to the date of the completion of the separation. Before the completion of the separation, SPG Businesses were operated as subsidiaries of SPG, which operates as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended. WPG operates as a REIT subsequent to the separation and distribution. REITs will generally not be liable for federal corporate income taxes as long as they continue to distribute not less than 100% of their taxable income and satisfy certain other requirements.

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

        At the time of the separation, our assets consisted of interests in 98 shopping centers. In addition to the above properties, the combined historical financial statements include interests in three shopping centers held within a joint venture portfolio of properties which were sold during the first quarter of 2013 as well as one additional shopping center which was sold by that same joint venture on February 28, 2014.

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

  Proposed Merger

        On September 16, 2014, the Company entered into a definitive agreement with Glimcher Realty Trust ("Glimcher") under which it will acquire Glimcher in a stock and cash transaction valued at $14.20 per Glimcher common share (the "Merger"). Under the terms of the Merger, which has been unanimously approved by the Board of Directors of the Company and the Board of Trustees of Glimcher, Glimcher shareholders will receive, for each Glimcher share, $10.40 in cash and 0.1989 of a share of the Company's common stock at closing. The total transaction value, including the assumption of debt, is approximately $4.3 billion assuming the stock portion of the consideration is valued at $3.80 per Glimcher common share, based on the ten day volume weighted average price of the Company's common stock prior to the date of the Merger agreement. We estimate that approximately 28.8 million shares of WPG common stock will be issued to Glimcher shareholders in the Merger. Additionally included in consideration are operating partnership units and preferred stock as noted below. The new company, to be named WP Glimcher, will be comprised of approximately 68 million square feet of gross leasable area (compared to approximately 53 million square feet for the Company as of September 30, 2014) and will have a combined portfolio of 119 properties.

        As described in our Registration Statement on Form S-4 filed on October 28, 2014 pertaining to the Merger (the "Form S-4"), in the Merger, the preferred stock of Glimcher will be converted into preferred stock of WPG and each outstanding unit of Glimcher's operating partnership will be converted into 0.7431 of a unit of WPG LP. Further, each outstanding stock option in respect of Glimcher common stock will be converted into a WPG option, and certain other Glimcher equity awards will be assumed by WPG and converted into equity awards in respect of WPG common shares.

        Concurrent with the execution of the Merger agreement, the Company entered into a definitive agreement with SPG under which SPG will acquire Jersey Gardens in Elizabeth, New Jersey, and University Park Village in Fort Worth, Texas, properties currently owned by Glimcher, for an aggregate cash purchase price of $1.09 billion, of which $424.0 million will be used to repay associated mortgage indebtedness. Completion of the sale of these properties to SPG will occur concurrent with the closing of the acquisition of Glimcher by WPG.

        On September 16, 2014, in connection with the execution of the Merger agreement, WPG entered into a debt commitment letter, which was amended and restated on September 23, 2014 and October 6, 2014, pursuant to which the commitment parties agreed to provide an up to $1.25 billion senior unsecured bridge loan facility. The facility will mature on the date that is 364 days following the closing date of the Merger. The interest rate payable on amounts outstanding under the facility will be equal to three-month LIBOR plus an applicable margin based on WPG's credit rating, which increases on the 180th and

Washington Prime Group Inc.

Condensed Notes to Unaudited Consolidated and Combined Financial Statements (Continued)

(Dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

1. Organization (Continued)

270th days following the consummation of the Merger. In addition, an increasing duration fee will be payable on the 180th and 270th days following the consummation of the Merger on the outstanding principal amount, if any, under the facility. The facility will not amortize and any amounts outstanding will be repaid in full on the maturity date. The facility is expected to contain events of default, representations and warranties and covenants that are substantially identical to those contained in WPG's existing credit agreement (subject to certain exceptions set forth in the debt commitment letter).

        Completion of the Merger is subject to, among other things, approval by the holders of the Glimcher common shares. Assuming approval is obtained, the Merger transaction is expected to close in the first quarter of 2015. The cash portion of the Merger consideration is expected to be funded by the sale of the two properties to SPG, joint ventures with institutional partners, other assets sales, capital markets transactions, and/or draws under the $1.25 billion fully committed bridge facility. The Company can give no assurance that the Merger and related transactions will be completed in the above timeframe, if at all. During the third quarter of 2014, the Company incurred $2.5 million of fairness opinion fees related to the Merger, which are included in merger costs for the three and nine months ended September 30, 2014 in the accompanying consolidated and combined statements of operations. Additionally, the Company incurred $3.9 million of bridge loan commitment and structuring fees, which are included in deferred costs and other assets as of September 30, 2014 in the accompanying consolidated and combined balance sheets. Other transaction costs are expected to be incurred in the fourth quarter of 2014 and in 2015 in connection with the closing of the Merger.

        A putative class action lawsuit challenging the proposed Merger transactions has been filed in Maryland state court. The action was filed on October 2, 2014 and is captioned Zucker v. Glimcher Realty Trust et al., 24-C-14-005675 (Circ. Ct. Baltimore City). The Zucker complaint alleges that the trustees of Glimcher breached their fiduciary duties to Glimcher shareholders by agreeing to sell Glimcher for inadequate consideration and agreeing to improper deal protection terms in the merger agreement. In addition, the lawsuit alleges that Glimcher, WPG and certain of their affiliates aided and abetted these purported breaches of fiduciary duty. The Zucker complaint further alleges that the trustees of Glimcher were incentivized to enter into the merger agreement due to their ownership of large amounts of restricted stock and/or stock options and that Mr. Glimcher would be employed by the surviving entity and that he, in addition to another trustee of Glimcher, would join the board of the surviving entity. The lawsuit seeks, among other things, an injunction barring the merger. On October 23, 2014, a second putative class action lawsuit challenging the merger was filed in Maryland state court. The action is captioned Motsch v. Glimcher Realty Trust et al., 24-C-14-006011 (Circ. Ct. Baltimore City). The Motsch complaint alleges breach of fiduciary duty claims against the Glimcher trustees and aiding and abetting claims against Glimcher, WPG and certain of their affiliates substantially similar to those asserted in the Zucker complaint. The Motsch complaint also asserts a derivative claim for breach of fiduciary duty against the Glimcher trustees. The defendants intend to vigorously defend the lawsuits.

2. Basis of Presentation and Principles of Consolidation and Combination

        The accompanying consolidated and combined financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The consolidated balance sheet as of September 30, 2014 includes the accounts of the Company and WPG L.P., as well as

Washington Prime Group Inc.

Condensed Notes to Unaudited Consolidated and Combined Financial Statements (Continued)

(Dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

2. Basis of Presentation and Principles of Consolidation and Combination (Continued)

their wholly-owned subsidiaries. The accompanying consolidated and combined statements of operations include the consolidated accounts of the Company and the combined accounts of SPG Businesses. Accordingly, the results presented for the periods ended September 30, 2014 reflect the aggregate operations and changes in cash flows and equity of the SPG Businesses on a carve-out basis for the period from January 1, 2014 through May 27, 2014 and of the Company on a consolidated basis subsequent to May 27, 2014. The accompanying financial statements for the periods prior to the separation are prepared on a carve-out basis from the consolidated financial statements of SPG using the historical results of operations and bases of the assets and liabilities of the transferred businesses and including allocations from SPG. All intercompany transactions have been eliminated in consolidation and combination. Due to the seasonal nature of certain operational activities, the results for the interim period ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year.

        These consolidated and combined financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by GAAP for interim reporting. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, the accompanying consolidated and combined financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods presented. The Company believes that the disclosures made are adequate to prevent the information presented from being misleading. These consolidated and combined unaudited financial statements should be read in conjunction with the Company's revised historical audited combined financial statements and related notes included as Annex F to the Form S-4. For accounting and reporting purposes, the historical financial statements of WPG have been restated to include the operating results of the SPG Businesses as if the SPG Businesses had been a part of WPG for all periods presented. The historical financial statements and supplemental schedule of the SPG Businesses have been renamed as WPG. Equity and income have been adjusted retroactively to reflect WPG's ownership interest and the noncontrolling interest holders' interest in the SPG Businesses as of the separation date as if such interests were held for all periods presented in the financial statements. WPG's earnings per common share have been presented for all historical periods as if the number of common shares and units issued in connection with the separation were outstanding during each of the periods presented.

        For periods presented prior to the separation, our historical combined financial results reflect charges for certain SPG corporate costs and we believe such charges are reasonable; however, such results do not necessarily reflect what our expenses would have been had we been operating as a separate stand-alone public company. These charges are further discussed in Note 8. Costs of the services that were charged to us were based on either actual costs incurred or a proportion of costs estimated to be applicable to us. The historical combined financial information presented may therefore not be indicative of the results of operations, financial position or cash flows that would have been obtained if we had been an independent, stand-alone public company during the periods presented prior to the separation or of our future performance as an independent, stand-alone company. For joint venture or mortgaged properties, SPG has a standard management agreement for management, leasing and development activities provided to the properties. Management fees were based upon a percentage of revenues. For any wholly owned property that does not have a management agreement, SPG allocated the proportion of the underlying costs of management, leasing and development, in a manner that is materially consistent with the percentage of

Washington Prime Group Inc.

Condensed Notes to Unaudited Consolidated and Combined Financial Statements (Continued)

(Dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

2. Basis of Presentation and Principles of Consolidation and Combination (Continued)

revenue-based management fees and/or upon the actual volume of leasing and development activity occurring at the property.

        In connection with the separation, we incurred $39.9 million of expenses, including investment banking, legal, accounting, tax and other professional fees, which are included in transaction and related costs for the nine months ended September 30, 2014 in the accompanying consolidated and combined statements of operations.

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

        As of September 30, 2014, our assets consisted of interests in 96 shopping centers. The consolidated and combined financial statements as of that date reflect the consolidation of 89 wholly-owned properties and five additional properties that are less than wholly-owned, but which we control or for which we are the primary beneficiary. We account for our interests in the remaining two properties, or the joint venture properties, using the equity method of accounting, as we have determined that we have significant influence over their operations. We manage the day-to-day operations of the joint venture properties, but

Washington Prime Group Inc.

Condensed Notes to Unaudited Consolidated and Combined Financial Statements (Continued)

(Dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

2. Basis of Presentation and Principles of Consolidation and Combination (Continued)

have determined that our partner or partners have substantive participating rights with respect to the assets and operations of these joint venture properties.

        We allocate net operating results of WPG L.P. to third parties and to us based on the partners' respective weighted average ownership interests in WPG L.P. Net operating results of WPG L.P. attributable to third parties are reflected in net income attributable to noncontrolling interests. Our weighted average ownership interest in WPG L.P. was 82.9% and 83.1% for the nine months ended September 30, 2014 and 2013, respectively. As of September 30, 2014 and December 31, 2013, our ownership interest in WPG L.P. was 82.5% and 83.1%, respectively. We adjust the noncontrolling limited partners' interests at the end of each period to reflect their interest in WPG L.P.

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

  Investments in Unconsolidated Entities

        Joint ventures are common in the real estate industry. We use joint ventures to finance properties, develop new properties, and diversify our risk in a particular property or portfolio of properties. We held unconsolidated joint venture ownership interests in two properties as of September 30, 2014 and 11 properties as of December 31, 2013.

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

  Segment Disclosure

        Our primary business is the ownership, development and management of retail real estate. We have aggregated our operations, including malls and strip centers, into one reportable segment because they have similar economic characteristics and we provide similar products and services to similar types of, and in many cases, the same tenants.

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

4. Real Estate Acquisitions and Dispositions

        On July 17, 2014, we sold Highland Lakes Center, a wholly owned shopping center in Orlando, FL, for net proceeds of $20.5 million, resulting in a gain of approximately $9.0 million, which is included in gain upon acquisition of controlling interests and on sale of interests in properties in the accompanying consolidated and combined statements of operations.

        On June 23, 2014, we sold New Castle Plaza, a wholly owned shopping center in New Castle, Indiana, for net proceeds of $4.4 million, resulting in a gain of approximately $2.4 million, which is included in gain upon acquisition of controlling interests and on sale of interests in properties in the accompanying consolidated and combined statements of operations.

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

4. Real Estate Acquisitions and Dispositions (Continued)

        We reflected the assets and liabilities of the above acquisition properties at the estimated fair value on the respective acquisition dates. The following table summarizes the purchase price allocation, which has been further refined as of September 30, 2014; however, it remains preliminary and subject to revision within the measurement period, not to exceed one year from the date of acquisition:

Investment properties	$413,548
Other assets	67,870
Debt	(206,473)
Other liabilities	(26,584)

Net assets acquired	248,361
Noncontrolling interest	(1,032)
Prior net cash distributions and losses	26,235
Gain on pre-existing interest	(88,843)

Fair value of total consideration transferred	184,721
Less: Units issued	(22,464)
Less: Cash acquired	(7,887)

Net cash paid for acquisitions	$154,370

        On February 28, 2014, SPG disposed of its interest in one unconsolidated shopping center and recorded a gain of approximately $0.2 million, which is included in gain upon acquisition of controlling interest and on sale of interests in properties in the consolidated and combined statements of operations. This property is part of a portfolio of interests in properties, the remainder of which is included within those properties distributed by SPG to WPG on May 28, 2014.

        On January 10, 2014, SPG acquired one of its partner's remaining interests in three properties that were contributed to WPG. The consideration paid for the partner's remaining interests in these three properties was approximately $4.6 million. Two of these properties were previously consolidated and are now wholly owned. The remaining property is accounted for under the equity method.

        On February 21, 2013, SPG increased its economic interest in three unconsolidated shopping centers and subsequently disposed of its interests in those properties. The aggregate gain recognized on this transaction was approximately $14.2 million and is included in gain upon acquisition of controlling interests and on sale of interests in properties in the consolidated and combined statements of operations. These properties were part of a portfolio of interests in properties, the remainder of which is included within those properties distributed by SPG to WPG on May 28, 2014.

Washington Prime Group Inc.

Condensed Notes to Unaudited Consolidated and Combined Financial Statements (Continued)

(Dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

5. Indebtedness

  Mortgage Debt

        Total mortgage indebtedness was $1.5 billion and $918.6 million at September 30, 2014 and December 31, 2013, respectively, as follows:

	September 30, 2014	December 31, 2013
Face amount of mortgage loans	$1,497,868	$917,532
Premiums, net	3,698	1,082

Carrying value of mortgage loans	$1,501,566	$918,614

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

        On June 5, 2014, we repaid the mortgage on Sunland Park Mall in the amount of $30.7 million (including prepayment penalty of $2.9 million, which is recorded in interest expense for the nine months ended September 30, 2014 in the accompanying consolidated and combined statements of operations. The loan was due to mature on January 1, 2026. The repayment was funded through a borrowing on our credit facility (see below).

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

5. Indebtedness (Continued)

        In addition, prior to May 28, 2014, mortgages were obtained on previously unencumbered properties as follows (in millions):

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

        In connection with the formation of WPG, and as contemplated in the Information Statement dated May 16, 2014 filed as Exhibit 99.1 to our current report on Form 8-K filed on May 20, 2014, we incurred $670.8 million of additional indebtedness under the Facility concurrent with the May 28, 2014 distribution or shortly thereafter. The proceeds of the borrowings under the Facility were used as follows: (i) $585.0 million was retained by SPG as part of the formation transactions, (ii) $30.7 million was used for the repayment of the Sunland Park Mall mortgage, (iii) $39.9 million was retained to cover transaction and related costs, (iv) $11.4 million was repaid to SPG for deferred loan financing costs and (v) the remaining $3.8 million was retained on hand for other corporate and working capital purposes. On June 17, 2014, we incurred an additional $170.0 million of indebtedness under the Facility, the proceeds of which were primarily used for the acquisition of our partner's interest in a portfolio of seven open-air shopping centers (see Note 4).

        At September 30, 2014, our unsecured debt consisted of $340.8 million outstanding under the Revolver and $500.0 million outstanding under the Term Loan. On September 30, 2014, we had an aggregate available borrowing capacity of $559.2 million under the Facility.

Washington Prime Group Inc.

Condensed Notes to Unaudited Consolidated and Combined Financial Statements (Continued)

(Dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

5. Indebtedness (Continued)

  Covenants

        Our unsecured debt agreements contain financial and other covenants. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender including adjustments to the applicable interest rate. As of September 30, 2014, we were in compliance with all covenants of our unsecured debt.

        At September 30, 2014, certain of our consolidated subsidiaries were the borrowers under 31 non-recourse mortgage loans secured by mortgages encumbering 36 properties, including four separate pools of cross-defaulted and cross-collateralized mortgages encumbering a total of 10 properties. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt instruments contain financial and other non-financial covenants which are specific to the properties which serve as collateral for that debt. Our existing non-recourse mortgage loans generally prohibit our subsidiaries that are borrowers thereunder from incurring additional indebtedness, subject to certain customary and limited exceptions. In addition, certain of these instruments limit the ability of the applicable borrower's parent entity from incurring mezzanine indebtedness unless certain conditions are satisfied, including compliance with maximum loan to value ratio and minimum debt service coverage ratio tests. Further, under certain of these existing agreements, if certain cash flow levels in respect of the applicable mortgaged property (as described in the applicable agreement) are not maintained for at least two consecutive quarters, the lender could accelerate the debt and enforce its right against its collateral. If the borrower fails to comply with these covenants, the lender could accelerate the debt and enforce its right against their collateral. At September 30, 2014, the applicable borrowers under these non-recourse mortgage loans were in compliance with all covenants where non-compliance could individually, or giving effect to applicable cross-default provisions in the aggregate, have a material adverse effect on our financial condition, results of operations or cash flows.

  Fair Value of Debt

        The carrying values of our variable-rate unsecured loans approximate their fair values. We estimate the fair values of fixed-rate mortgages using cash flows discounted at current borrowing rates. The book value of our fixed-rate mortgages was $1.5 billion and $918.6 million as of September 30, 2014 and December 31, 2013, respectively. The fair values of these financial instruments and the related discount rate assumptions as of September 30, 2014 and December 31, 2013 are summarized as follows:

	September 30, 2014	December 31, 2013
Fair value of fixed-rate mortgages	$1,568,426	$981,631
Weighted average discount rates assumed in calculation of fair value for fixed-rate mortgages	3.29%	3.06%

6. Equity

        Prior to the May 28, 2014 separation, the financial statements were carved-out from SPG's books and records; thus, pre-separation ownership was solely that of SPG and noncontrolling interests based on their

Washington Prime Group Inc.

Condensed Notes to Unaudited Consolidated and Combined Financial Statements (Continued)

(Dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

6. Equity (Continued)

respective ownership interest in SPG L.P. on the date of separation (see Notes 1 and 2 for more information). Upon becoming a separate company on May 28, 2014, WPG's ownership is now classified under the typical stockholders' equity classifications of common stock, capital in excess of par value and retained earnings. Related to the separation, 155,162,597 shares of WPG common stock and 31,575,487 units of WPG L.P.'s limited partnership interest were issued to shareholders of SPG and unit holders of SPG L.P., respectively.

  Changes in Equity

        The following table provides a reconciliation of the beginning and ending carrying amounts of consolidated and combined equity:

	Common Stock	Capital in Excess of Par Value	SPG Equity	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2013	$—	$—	$1,565,169	$—	$1,565,169	$319,356	$1,884,525
Issuance of shares in connection with separation	16	711,265	(711,281)	—	—	—	—
Issuance of limited partner units	—	—	—	—	—	22,464	22,464
Noncontrolling interest in property (see Note 4)	—	—	—	—	—	1,032	1,032
Equity-based compensation	—	—	—	—	—	1,266	1,266
Adjustments to noncontrolling interests	—	10,875	—	—	10,875	(10,875)	—
Distributions to SPG, net(1)	—	—	(878,209)	—	(878,209)	(181,978)	(1,060,187)
Distributions on common shares/units ($0.25 per common share/unit)	—	—	—	(38,797)	(38,797)	(8,258)	(47,055)
Purchase of noncontrolling interest	—	—	—	—	—	(845)	(845)
Net income	—	—	24,321	112,073	136,394	28,210	164,604

Balance, September 30, 2014	$16	$722,140	$—	$73,276	$795,432	$170,372	$965,804

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

        Additionally, the employment agreement provides that Mr. Ordan will receive an annual grant of LTIP units with respect to each fiscal year during the term of the employment agreement, to be made no later than promptly following the completion of our audited financial statements for such fiscal year and on terms no less favorable than the annual LTIP unit awards made to our other senior executives (the "Annual LTIP Units"). The number of Annual LTIP Units granted in respect of a fiscal year will be determined based on our achievement of total shareholder return ("TSR") goals with respect to such fiscal year by dividing a cash amount, not greater than $0.75 million, by the average closing price of our common stock for the final 15 trading days of such fiscal year, with Annual LTIP Units awarded in respect of fiscal year 2014 pro-rated based on the number of days from March 15, 2014 to December 31, 2014. Annual LTIP Units vest at a rate of one-third on each of the first three anniversaries of the first day of the fiscal year following the fiscal year in respect of which such Annual LTIP Units were granted, subject to Mr. Ordan's continued employment on each such vesting date.

        On August 25, 2014, the Company awarded 130,000 time-vested LTIP Units ("Officer Inducement LTIP Units") to the executive officers of the Company under the Plan, pursuant to LTIP Unit Award Agreements between the Company and each of the officers. The Officer Inducement LTIP Units vest 25% on each of the first four anniversaries of the award date, subject to each respective officer's continued employment on each such vesting date.

        On August 25, 2014, the Company awarded LTIP units subject to performance conditions described below ("Officer Performance LTIP Units") to each of the executive officers of the Company in the maximum total amount of 195,000 units. The Officer Performance LTIP Units relate to the following

Washington Prime Group Inc.

Condensed Notes to Unaudited Consolidated and Combined Financial Statements (Continued)

(Dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

6. Equity (Continued)

performance periods: from May 28, 2014 to (i) December 31, 2015, (ii) December 31, 2016, and (iii) December 31, 2017, in each case, subject to the officer's continued employment through the applicable vesting date. The vesting date is May 28, 2017 for the performance periods ending in 2015 and 2016 and is the applicable grant date for the performance period ending in 2017. The Performance LTIP Units are granted promptly (and in any event within 15 days) of the end of each applicable performance period. In each case, the maximum number of Officer Performance LTIP Units granted for each of the performance periods is one-third of the maximum total amount described above. The number of Officer Performance LTIP Units granted in respect of each performance period will be determined as a percentage of the maximum, based on the Company's achievement of absolute and relative (versus the MSCI REIT Index) total shareholder return ("TSR") goals, with 40% of the Officer Performance LTIP Units available for grant with respect to each performance period granted based on achievement of absolute TSR goals, and 60% of the Officer Performance LTIP Units available for grant with respect to each performance period granted based on achievement of relative TSR goals.

        We recorded compensation expense related to all LTIP units of approximately $1.2 million and $1.3 million for the three and nine months ended September 30, 2014, respectively, which expense is included in general and administrative expense in the accompanying consolidated and combined statements of operations.

  Board of Directors Compensation

        On August 4, 2014, the Board of Directors approved annual compensation for the period of May 28, 2014 through May 28, 2015 for the independent members of the Board of Directors of the Company. Each independent director's annual compensation shall total $0.2 million based on a combination of cash and restricted stock units granted under the Plan.

  Dividends

        On September 15, 2014, the Company paid a quarterly cash dividend of $0.25 per common share/unit. On August 4, 2014, the Company's Board of Directors had declared the dividend to shareholders and unitholders of record on August 27, 2014, with an ex-dividend date of August 25, 2014.

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

        See "Proposed Merger" section of Note 1 for a discussion of Merger-related litigation.

Washington Prime Group Inc.

Condensed Notes to Unaudited Consolidated and Combined Financial Statements (Continued)

(Dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

7. Commitments and Contingencies (Continued)

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

        Charges for each of the periods presented for properties which are consolidated and combined are as included below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Property management and common costs, services and other	$5,515	$3,786	$15,325	$12,764
Insurance premiums	2,351	2,274	6,790	6,821
Advertising and promotional programs	196	217	639	631
Capitalized leasing and development fees	1,176	264	7,341	1,328

Washington Prime Group Inc.

Condensed Notes to Unaudited Consolidated and Combined Financial Statements (Continued)

(Dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

8. Related Party Transactions (Continued)

        Charges for each of the periods presented for unconsolidated properties are as included below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Property management costs, services and other	$241	$969	$2,010	$2,905
Insurance premiums	14	59	123	175
Advertising and promotional programs	10	15	36	46
Capitalized leasing and development fees	8	26	162	223

        At September 30, 2014 and December 31, 2013, $3,473 and $4,959, respectively, were payable to SPG and its affiliates and are included in accounts payable, accrued expenses, intangibles, and deferred revenues in the accompanying consolidated and combined balance sheets.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Net income attributable to common stockholders—basic and diluted	$32,201	$32,234	$136,394	$112,714

Weighted average shares outstanding—basic and diluted	155,162,597	155,162,597	155,162,597	155,162,597

Earnings per common share, basic and diluted
Net income attributable to common stockholders	$0.21	$0.21	$0.88	$0.73

        For the three and nine months ended September 30, 2014 and 2013, potentially dilutive securities include units that are exchangeable for common stock and LTIP units granted under the Plan that are convertible into units and exchangeable for common stock. No securities had a material dilutive effect for the three and nine months ended September 30, 2014 and 2013. We accrue dividends when they are declared.

Washington Prime Group Inc.

Condensed Notes to Unaudited Consolidated and Combined Financial Statements (Continued)

(Dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

10. Subsequent Events

        On October 10, 2014, the Company restructured the $94.0 million mortgage on Rushmore Mall, splitting the principal balance into an "A Note" of $58.0 million and a "B Note" of $36.0 million. The maturity date of both notes was extended from June 1, 2016 to February 1, 2019 and the interest rate of both notes remains at 5.79%. Interest accrues on both notes, with payment due currently on the A Note and at maturity on the B Note. Under a sale or refinance, amounts of principal and interest due on the B Note may be forgiven. At closing, the Company contributed $11.6 million to be applied towards closing costs and lender-held reserves.

        On October 29, 2014, the Company repaid the $15.3 million mortgage on Lake View Plaza and $2.2 million mortgage on DeKalb Plaza through a $18.0 million borrowing under the Revolver.

        On November 4, 2014, the Company's Board of Directors declared a quarterly cash dividend of $0.25 per common share/unit, payable on December 15, 2014, to shareholders and unitholders of record on November 26, 2014, with an ex-dividend date of November 25, 2014.

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

        Unless the context otherwise requires, references to "we", "us" and "our" refer to Washington Prime Group Inc. after giving effect to the transfer of assets and liabilities from SPG as well as to the SPG Businesses prior to the date of the completion of the separation. Before the completion of the separation, SPG Businesses were operated as subsidiaries of SPG, which operates as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended. WPG operates as a REIT subsequent to the separation and distribution. REITs will generally not be liable for federal corporate income taxes as long as they continue to distribute not less than 100% of their taxable income and satisfy certain other requirements.

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

        The consolidated and combined financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The consolidated balance sheet as of September 30, 2014 includes the accounts of the Company and WPG L.P., as well as their wholly-owned subsidiaries. The consolidated and combined statements of operations include the consolidated accounts of the Company and the combined accounts of SPG Businesses. Accordingly, the results presented for the periods ended September 30, 2014 reflect the aggregate operations and changes in cash flows and equity on a carve-out basis of the SPG Businesses for the period from January 1, 2014 through May 27, 2014 and on a consolidated basis of the Company subsequent to May 27, 2014. The financial statements for the periods prior to the separation are prepared on a carve-out basis from the consolidated financial statements of SPG using the historical results of operations and bases of the assets and liabilities of the transferred businesses and including allocations from SPG. All intercompany transactions have been eliminated in consolidation and combination. In the opinion of management, the consolidated and combined financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods presented. The Company believes that the disclosures made are adequate to prevent the information presented from being misleading.

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

        In connection with the separation, we incurred $39.9 million of expenses, including investment banking, legal, accounting, tax and other professional fees, which are included in transaction and related costs for the nine months ended September 30, 2014 in the consolidated and combined statements of operations.

        At the time of the separation, our assets consisted of interests in 98 shopping centers. In addition to the above properties, the combined historical financial statements include interests in three shopping centers held within a joint venture portfolio of properties which were sold during the first quarter of 2013 as well as one additional shopping center which was sold by that same joint venture on February 28, 2014. As of September 30, 2014, our assets consisted of interests in 96 shopping centers.

  Proposed Merger

        On September 16, 2014, the Company entered into a definitive agreement with Glimcher Realty Trust ("Glimcher") under which it will acquire Glimcher in a stock and cash transaction valued at $14.20 per Glimcher common share (the "Merger"). Under the terms of the Merger, which has been unanimously approved by the Board of Directors of the Company and the Board of Trustees of Glimcher, Glimcher shareholders will receive, for each Glimcher share, $10.40 in cash and 0.1989 of a share of the Company's common stock at closing. The total transaction value, including the assumption of debt, is approximately $4.3 billion assuming the stock portion of the consideration is valued at $3.80 per Glimcher common share, based on the ten day volume weighted average price of the Company's common stock prior to the date of the Merger agreement. We estimate that approximately 28.8 million shares of WPG common stock will be issued to Glimcher shareholders in the Merger. Additionally included in consideration are operating partnership units and preferred stock as noted below. The new company, to be named WP Glimcher, will be comprised of approximately 68 million square feet of gross leasable area (compared to approximately 53 million square feet for the Company as of September 30, 2014) and will have a combined portfolio of 119 properties.

        As described in our Registration Statement on Form S-4 filed on October 28, 2014 pertaining to the Merger (the "Form S-4"), in the Merger, the preferred stock of Glimcher will be converted into preferred stock of WPG and each outstanding unit of Glimcher's operating partnership will be converted into 0.7431 of a unit of WPG LP. Further, each outstanding stock option in respect of Glimcher common stock will be converted into a WPG option, and certain other Glimcher equity awards will be assumed by WPG and converted into equity awards in respect of WPG common shares.

        Concurrent with the execution of the Merger agreement, the Company entered into a definitive agreement with SPG under which SPG will acquire Jersey Gardens in Elizabeth, New Jersey, and University Park Village in Fort Worth, Texas, properties currently owned by Glimcher, for an aggregate cash purchase price of $1.09 billion, of which $424.0 million will be used to repay associated mortgage indebtedness. Completion of the sale of these properties to SPG will occur concurrent with the closing of the acquisition of Glimcher by WPG.

        On September 16, 2014, in connection with the execution of the Merger agreement, WPG entered into a debt commitment letter, which was amended and restated on September 23, 2014 and October 6, 2014, pursuant to which the commitment parties agreed to provide an up to $1.25 billion senior unsecured bridge loan facility. The facility will mature on the date that is 364 days following the closing date of the Merger. The interest rate payable on amounts outstanding under the facility will be equal to three-month LIBOR plus an applicable margin based on WPG's credit rating, which increases on the 180th and 270th days following the consummation of the Merger. In addition, an increasing duration fee will be payable on the 180th and 270th days following the consummation of the Merger on the outstanding principal amount, if any, under the facility. The facility will not amortize and any amounts outstanding will be repaid in full on the maturity date. The facility is expected to contain events of default, representations and warranties and covenants that are substantially identical to those contained in WPG's existing credit agreement (subject to certain exceptions set forth in the debt commitment letter).

        Completion of the Merger is subject to, among other things, approval by the holders of the Glimcher common shares. Assuming approval is obtained, the Merger transaction is expected to close in the first quarter of 2015. The cash portion of the Merger consideration is expected to be funded by the sale of the two properties to SPG, joint ventures with institutional partners, other assets sales, capital markets transactions, and/or draws under the $1.25 billion fully committed bridge facility. The Company can give no assurance that the Merger and related transactions will be completed in the above timeframe, if at all. During the third quarter of 2014, the Company incurred $2.5 million of fairness opinion fees related to the Merger, which are included in merger costs for the three and nine months ended September 30, 2014 in the consolidated and combined statements of operations. Additionally, the Company incurred $3.9 million of bridge loan commitment and structuring fees, which are included in deferred costs and other assets as of September 30, 2014 in the consolidated and combined balance sheets. Other transaction costs are expected to be incurred in the fourth quarter of 2014 and in 2015 in connection with the closing of the Merger.

        A putative class action lawsuit challenging the proposed Merger transactions has been filed in Maryland state court. The action was filed on October 2, 2014 and is captioned Zucker v. Glimcher Realty Trust et al., 24-C-14-005675 (Circ. Ct. Baltimore City). The Zucker complaint alleges that the trustees of

Glimcher breached their fiduciary duties to Glimcher shareholders by agreeing to sell Glimcher for inadequate consideration and agreeing to improper deal protection terms in the merger agreement. In addition, the lawsuit alleges that Glimcher, WPG and certain of their affiliates aided and abetted these purported breaches of fiduciary duty. The Zucker complaint further alleges that the trustees of Glimcher were incentivized to enter into the merger agreement due to their ownership of large amounts of restricted stock and/or stock options and that Mr. Glimcher would be employed by the surviving entity and that he, in addition to another trustee of Glimcher, would join the board of the surviving entity. The lawsuit seeks, among other things, an injunction barring the merger. On October 23, 2014, a second putative class action lawsuit challenging the merger was filed in Maryland state court. The action is captioned Motsch v. Glimcher Realty Trust et al., 24-C-14-006011 (Circ. Ct. Baltimore City). The Motsch complaint alleges breach of fiduciary duty claims against the Glimcher trustees and aiding and abetting claims against Glimcher, WPG and certain of their affiliates substantially similar to those asserted in the Zucker complaint. The Motsch complaint also asserts a derivative claim for breach of fiduciary duty against the Glimcher trustees. The defendants intend to vigorously defend the lawsuits.

Overview and Outlook

        We derive our revenues primarily from retail tenant leases, including fixed minimum rent leases, percentage rent leases based on tenants' sales volumes and reimbursements from tenants for certain expenses. We seek to re-lease our spaces at higher rents and increase our occupancy rates, and to enhance the performance of our properties and increase our revenues by, among other things, adding anchors or big-boxes, re-developing or renovating existing properties to increase the leasable square footage, and increasing the productivity of occupied locations through aesthetic upgrades, re-merchandising and/or changes to the retail use of the space. In addition, we believe that there are opportunities for us to acquire additional shopping centers that match our investment criteria.

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

        Core business fundamentals in the overall portfolio during the first nine months of 2014 improved compared to the first nine months of 2013. Ending occupancy for the shopping centers was 92.7% as of September 30, 2014, as compared to 92.2% as of September 30, 2013, an increase of 50 basis points. Average base minimum rent per square foot remained stable across the portfolio as the shopping centers saw an increase of 1.4%.

        Our share of portfolio NOI grew by 4.6% for the first nine months in 2014 as compared to the first nine months in 2013. Comparable property NOI increased 1.6% for the portfolio, net of the approximate 165 basis point impact of increased costs associated with the harsh winter weather conditions in the first quarter of 2014.

        The following table sets forth key operating statistics for the combined portfolio of properties or interests in properties:

	September 30, 2014	September 30, 2013	%/Basis Points Change(1)
Ending Occupancy	92.7%	92.2%	+50 bps
Average Base Minimum Rent per Square Foot	$19.07	$18.80	1.4%

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

  Current Leasing Activities

        During the nine months ended September 30, 2014, we signed 158 new leases and 441 renewal leases with a fixed minimum rent (excluding mall anchors and majors, new development, redevelopment, expansion, downsizing, and relocation) across the portfolio, comprising approximately 1.6 million square feet of which 1.5 million square feet related to consolidated properties. During the nine months ended September 30, 2013, we signed 213 new leases and 322 renewal leases, comprising approximately 1.6 million square feet of which 1.4 million related to consolidated properties. The average annual initial base minimum rent for new leases was $21.20 psf in the 2014 period and $18.65 psf in the 2013 period with an average tenant allowance on new leases of $27.06 psf and $22.43 psf, respectively.

Results of Operations

        The following opening and closing related to redevelopments affected our results in the comparative periods:

  •
  During the second quarter of 2014, we commenced redevelopment activities at Jefferson Valley Mall, a 556,000 square foot shopping center located in the New York City area.

  •
  During the third quarter of 2013, we opened University Town Plaza, a 580,000 square foot shopping center located in Pensacola, Florida, after completion of the redevelopment.

        The following acquisitions and dispositions affected our results in the comparative periods:

  •
  On July 17, 2014, we sold Highland Lakes Center, a wholly owned shopping center in Orlando, FL.

  •
  On June 23, 2014, we sold New Castle Plaza, a wholly owned shopping center in New Castle, Indiana.

  •
  On June 20, 2014, we acquired our partner's 50 percent interest in Clay Terrace, a 577,000 square foot lifestyle center located in Carmel, Indiana. The property was previously accounted for under the equity method, but is now consolidated as it is wholly owned post acquisition.

  •
  On June 18, 2014, we acquired our partner's interest in a portfolio of seven open-air shopping centers, consisting of four centers located in Florida, and one each in Indiana, Connecticut and Virginia. The properties were previously accounted for under the equity method, but are now consolidated as four properties are wholly owned and three properties are approximately 88.2 percent owned post acquisition.

        In addition to the above, the following dispositions of interests in joint venture properties affected our income from unconsolidated entities in the comparative periods:

  •
  On February 28, 2014, SPG disposed of its interest in one unconsolidated shopping center held within a portfolio of interests in properties, the remainder of which is included within those properties distributed by SPG to WPG.

  •
  On February 21, 2013, SPG increased its economic interest in three unconsolidated shopping centers and subsequently disposed of its interests in those properties. These properties were part of a portfolio of interests in properties, the remainder of which is included within those properties distributed by SPG to WPG.

        For the purposes of the following comparisons, the above transactions are referred to as the "property transactions." In the following discussions of our results of operations, "comparable" refers to properties we owned and operated throughout both of the periods under comparison.

Three Months Ended September 30, 2014 vs. Three Months Ended September 30, 2013

        Minimum rents increased $9.0 million, of which the property transactions accounted for $8.1 million. Comparable rents increased $0.9 million, or 0.9%, primarily attributable to an increase in base minimum rents. Tenant reimbursements increased $3.3 million, due to a $2.7 million increase attributable to the property transactions and a $0.6 million increase in comparable properties primarily due to utility reimbursements and annual fixed contractual increases related to common area maintenance. Other income decreased $0.3 million primarily as a result of decreased miscellaneous income in 2014 versus 2013.

        Total operating expenses increased $11.3 million, of which $4.4 million was attributable to general and administrative expenses associated with WPG operating as a separate, publicly-traded company and $2.5 million was attributable to costs associated with the Merger. Of the remaining increase, $6.3 million was attributable to the property transactions net of a $1.9 million decrease primarily attributable to decreased depreciation and amortization on assets becoming fully depreciated as well as slightly decreasing operating costs at the comparable properties.

        Interest expense increased $9.4 million, of which $5.4 million was attributable to mortgages placed on seven previously unencumbered properties during 2014, $3.8 million was attributable to borrowings on the revolving credit facility and term loan and $1.3 million was attributable to the property transactions. These increases are partially offset by a $0.6 million decrease attributable to the repayment of the Sunland Park Mall mortgage in 2014 and a $0.5 million decrease primarily attributable to lower interest on the amortizing loan balances of the comparable properties.

        The aggregate gain recognized on the property transactions during the 2014 period was $9.0 million from the sale of Highland Lakes Center.

Nine Months Ended September 30, 2014 vs. Nine Months Ended September 30, 2013

        Minimum rents increased $15.5 million, of which the property transactions accounted for $10.1 million. Comparable rents increased $5.4 million, or 1.7%, primarily attributable to an increase in base minimum rents. Tenant reimbursements increased $6.5 million, due to a $3.8 million increase attributable to the property transactions and a $2.7 million increase in comparable properties primarily due to utility reimbursements and annual fixed contractual increases related to common area maintenance. Other income increased $0.7 million primarily as a result of increased land sales and lease settlements in 2014 versus 2013, partially offset by decreased miscellaneous income during 2014.

        Total operating expenses increased $61.5 million, of which $39.9 million was attributable to transaction costs related to the separation of WPG from SPG, $6.3 million was attributable to general and administrative expenses associated with WPG operating as a separate, publicly-traded company and $2.5 million was attributable to costs associated with the Merger. Of the remaining increase, $9.4 million was attributable to the property transactions and $3.4 million was primarily attributable to increased snow removal and utility costs due to the harsh winter.

        Interest expense increased $18.6 million, of which $10.8 million was attributable to mortgages placed on seven previously unencumbered properties during 2014, $2.2 million was attributable to the prepayment penalty net of interest savings on the Sunland Park Mall mortgage, $5.1 million was attributable to borrowings on the revolving credit facility and term loan and $1.7 million was attributable to the property transactions. These increases are partially offset by a $1.2 million decrease primarily attributable to lower interest on the amortizing loan balances of the comparable properties.

        The aggregate gain recognized on the property transactions during the 2014 period was $100.5 million, including $88.9 million from the acquisition of controlling interests in Clay Terrace and a portfolio of seven open-air shopping centers, $9.0 million from the sale of Highland Lakes Center, $2.4 million from the sale of New Castle Plaza and $0.2 million from the sale of our interest in one unconsolidated shopping center. The aggregate gain recognized on the property transactions during the 2013 period was $14.2 million from the increase in and subsequent sale of our interests in three unconsolidated shopping centers.

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

        Because we own primarily long-lived income-producing assets, our financing strategy relies on long-term fixed rate mortgage debt as well as floating rate debt. At September 30, 2014, floating rate debt comprised 35.9% of our total consolidated debt. We will continue to monitor our borrowing mix to limit market risk. We derive most of our liquidity from leases that generate positive net cash flow from operations and distributions of capital from unconsolidated entities, the total of which was $200.1 million during the nine months ended September 30, 2014.

        Our balance of cash and cash equivalents increased $95.0 million during 2014 to $120.8 million as of September 30, 2014. The increase was primarily due to operating cash flow from the properties, balances acquired in business combinations and proceeds from sale of assets. See "Cash Flows" below for more information.

        On September 30, 2014, we had an aggregate available borrowing capacity of $559.2 million under the Facility, net of outstanding borrowings of $840.8 million. The weighted average interest rate on the Facility was 1.3% for the period from initial borrowing concurrent with the May 28, 2014 separation through September 30, 2014.

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

        The successful execution of our business strategy will require the availability of substantial amounts of operating and development capital both initially and over time. Sources of such capital could include bank borrowings, public and private offerings of debt or equity, including rights offerings, sale of certain assets and joint ventures. The major credit rating agencies initially assigned us an investment grade credit rating of BBB or Baa2. However, as a result of the announced Merger and related financings, the Company has been informed by S&P and Moody's that it has been placed on negative watch and Fitch has downgraded the Company to a BBB- rating. There can be no assurance that the Company will achieve a particular rating or maintain a particular rating in the future.

Cash Flows

        Our net cash flow from operating activities and distributions of capital from unconsolidated entities totaled $200.1 million during the first nine months of 2014. During this period we also:

  •
  funded the acquisitions of interests in properties for the net amount of $154.4 million,

  •
  funded capital expenditures of $63.9 million (includes development costs of $1.0 million, renovation and expansion costs of $29.0 million, and tenant costs and other operational capital expenditures of $33.9 million),

  •
  received net proceeds from sale of assets of $25.0 million,

  •
  received net proceeds from our debt financing, refinancing and repayment activities of $1.2 billion,

  •
  funded distributions to SPG of $1.1 billion primarily related to the separation,

  •
  funded distributions to noncontrolling interest holders in properties of $0.8 million,

  •
  funded distributions to common shareholders and unitholders of $47.1 million, and

  •
  funded investments in unconsolidated entities primarily for development capital of $2.5 million.

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

Financing and Debt

  Mortgage Debt

        Total mortgage indebtedness was $1.5 billion and $918.6 million at September 30, 2014 and December 31, 2013, respectively, as follows (in thousands):

	September 30, 2014	December 31, 2013
Face amount of mortgage loans	$1,497,868	$917,532
Premiums, net	3,698	1,082

Carrying value of mortgage loans	$1,501,566	$918,614

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

        On June 5, 2014, we repaid the mortgage on Sunland Park Mall in the amount of $30.7 million (including prepayment penalty of $2.9 million, which is recorded in interest expense for the nine months ended September 30, 2014 in the consolidated and combined statements of operations. The loan was due to mature on January 1, 2026. The repayment was funded through a borrowing on our credit facility (see below).

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

        In addition, prior to May 28, 2014, mortgages were obtained on previously unencumbered properties as follows (in millions):

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

  Mortgage Debt Activity Subsequent to September 30, 2014

        On October 10, 2014, the Company restructured the $94.0 million mortgage on Rushmore Mall, splitting the principal balance into an "A Note" of $58.0 million and a "B Note" of $36.0 million. The maturity date of both notes was extended from June 1, 2016 to February 1, 2019 and the interest rate of both notes remains at 5.79%. Interest accrues on both notes, with payment due currently on the A Note and at maturity on the B Note. Under a sale or refinance, amounts of principal and interest due on the B Note may be forgiven. At closing, the Company contributed $11.6 million to be applied towards closing costs and lender-held reserves.

        On October 29, 2014, the Company repaid the $15.3 million mortgage on Lake View Plaza and $2.2 million mortgage on DeKalb Plaza through a $18.0 million borrowing under the Revolver.

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

        At September 30, 2014, our unsecured debt consisted of $340.8 million outstanding under the Revolver and $500.0 million outstanding under the Term Loan. On September 30, 2014, we had an aggregate available borrowing capacity of $559.2 million under the Facility.

  Covenants

        Our unsecured debt agreements contain financial and other covenants. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender including adjustments to the applicable interest rate. As of September 30, 2014, we were in compliance with all covenants of our unsecured debt.

        At September 30, 2014, certain of our consolidated subsidiaries were the borrowers under 31 non-recourse mortgage loans secured by mortgages encumbering 36 properties, including four separate pools of cross-defaulted and cross- collateralized mortgages encumbering a total of 10 properties. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt instruments contain financial and other non-financial covenants which are specific to the properties which serve as collateral for that debt. Our existing non-recourse mortgage loans generally prohibit our subsidiaries that are borrowers thereunder from incurring additional indebtedness, subject to certain customary and limited exceptions. In addition, certain of these instruments limit the ability of the applicable borrower's parent entity from incurring mezzanine indebtedness unless certain conditions are satisfied, including compliance with maximum loan to value ratio and minimum debt service coverage ratio tests. Further, under certain of these existing agreements, if certain cash flow levels in respect of the applicable mortgaged property (as described in the applicable agreement) are not maintained for at least two consecutive quarters, the lender could accelerate the debt and enforce its right against its collateral. If the borrower fails to comply with these covenants, the lender could accelerate the debt and enforce its right against their collateral. At September 30, 2014, the applicable borrowers under these non-recourse mortgage loans were in compliance with all covenants where non-compliance could individually, or giving effect to applicable cross-default provisions in the aggregate, have a material adverse effect on our financial condition, results of operations or cash flows.

  Summary of Financing

        Our consolidated debt and the effective weighted average interest rates as of September 30, 2014 and December 31, 2013, consisted of the following (dollars in thousands):

Debt Subject to	September 30, 2014	Effective Weighted Average Interest Rate	December 31, 2013	Effective Weighted Average Interest Rate
Fixed Rate	$1,501,566	5.22%	$918,614	5.87%
Variable Rate	840,750	1.27%	—	0.00%

Total	$2,342,316	3.80%	$918,614	5.87%

  Contractual Obligations

        In regards to long-term debt arrangements, the following table summarizes the material aspects of these future obligations on our indebtedness as of September 30, 2014, for the remainder of 2014, and subsequent years thereafter assuming the obligations remain outstanding through initial maturities (in thousands):

	2014	2015 - 2016	2017 - 2018	After 2018	Total
Long Term Debt(1)	$19,779	$1,055,105	$473,374	$790,360	$2,338,618
Interest Payments(2)	22,851	145,599	87,599	134,267	390,316

Total	$42,630	$1,200,704	$560,973	$924,627	$2,728,934

(1)
Represents principal maturities only and therefore excludes net premiums of $3,698.

(2)
Variable rate interest payments are estimated based on the LIBOR rate at September 30, 2014.

  Off-Balance Sheet Arrangements

        Off-balance sheet arrangements consist primarily of investments in joint ventures which are common in the real estate industry. Joint ventures typically fund their cash needs through secured debt financings obtained by and in the name of the joint venture entity. The joint venture debt is secured by a first mortgage, is without recourse to the joint venture partners, and does not represent a liability of the partners, except to the extent the partners or their affiliates expressly guarantee the joint venture debt. As of September 30, 2014, there were no guarantees of joint venture related mortgage indebtedness. WPG may elect to fund cash needs of a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans, although such fundings are not required contractually or otherwise.

Equity Activity

        Prior to the May 28, 2014 separation, the financial statements were carved-out from SPG's books and records; thus, pre-separation ownership was solely that of SPG and noncontrolling interests based on their respective ownership interests in SPG L.P. on the date of separation (see "Overview—Basis of Presentation" for more information). Upon becoming a separate company on May 28, 2014, WPG's ownership is now classified under the typical stockholders' equity classifications of common stock, capital in excess of par value and retained earnings. Related to the separation, 155,162,597 shares of WPG common stock and 31,575,487 units of WPG L.P.'s limited partnership interest were issued to shareholders of SPG and unit holders of SPG L.P., respectively.

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

        Additionally, the employment agreement provides that Mr. Ordan will receive an annual grant of LTIP units with respect to each fiscal year during the term of the employment agreement, to be made no later than promptly following the completion of our audited financial statements for such fiscal year and on terms no less favorable than the annual LTIP unit awards made to our other senior executives (the "Annual LTIP Units"). The number of Annual LTIP Units granted in respect of a fiscal year will be determined based on our achievement of total shareholder return ("TSR") goals with respect to such fiscal year by dividing a cash amount, not greater than $0.75 million, by the average closing price of our common stock for the final 15 trading days of such fiscal year, with Annual LTIP Units awarded in respect of fiscal year 2014 pro-rated based on the number of days from March 15, 2014 to December 31, 2014. Annual LTIP

Units vest at a rate of one-third on each of the first three anniversaries of the first day of the fiscal year following the fiscal year in respect of which such Annual LTIP Units were granted, subject to Mr. Ordan's continued employment on each such vesting date.

        On August 25, 2014, the Company awarded 130,000 time-vested LTIP Units ("Officer Inducement LTIP Units") to the executive officers of the Company under the Plan, pursuant to LTIP Unit Award Agreements between the Company and each of the officers. The Officer Inducement LTIP Units vest 25% on each of the first four anniversaries of the award date, subject to each respective officer's continued employment on each such vesting date.

        On August 25, 2014, the Company awarded LTIP units subject to performance conditions described below ("Officer Performance LTIP Units") to each of the executive officers of the Company in the maximum total amount of 195,000 units. The Officer Performance LTIP Units relate to the following performance periods: from May 28, 2014 to (i) December 31, 2015, (ii) December 31, 2016, and (iii) December 31, 2017, in each case, subject to the officer's continued employment through the applicable vesting date. The vesting date is May 28, 2017 for the performance periods ending in 2015 and 2016 and is the applicable grant date for the performance period ending in 2017. The Performance LTIP Units are granted promptly (and in any event within 15 days) of the end of each applicable performance period. In each case, the maximum number of Officer Performance LTIP Units granted for each of the performance periods is one-third of the maximum total amount described above. The number of Officer Performance LTIP Units granted in respect of each performance period will be determined as a percentage of the maximum, based on the Company's achievement of absolute and relative (versus the MSCI REIT Index) total shareholder return ("TSR") goals, with 40% of the Officer Performance LTIP Units available for grant with respect to each performance period granted based on achievement of absolute TSR goals, and 60% of the Officer Performance LTIP Units available for grant with respect to each performance period granted based on achievement of relative TSR goals.

        We recorded compensation expense related to all LTIP units of approximately $1.2 million and $1.3 million for the three and nine months ended September 30, 2014, respectively, which expense is included in general and administrative expense in the consolidated and combined statements of operations.

  Board of Directors Compensation

        On August 4, 2014, the Board of Directors approved annual compensation for the period of May 28, 2014 through May 28, 2015 for the independent members of the Board of Directors of the Company. Each independent director's annual compensation shall total $0.2 million based on a combination of cash and restricted stock units granted under the Plan.

  Dividends

        On September 15, 2014, the Company paid a quarterly cash dividend of $0.25 per common share/unit. On August 4, 2014, the Company's Board of Directors had declared the dividend to shareholders and unitholders of record on August 27, 2014, with an ex-dividend date of August 25, 2014.

        On November 4, 2014, the Company's Board of Directors declared a quarterly cash dividend of $0.25 per common share/unit, payable on December 15, 2014, to shareholders and unitholders of record on November 26, 2014, with an ex-dividend date of November 25, 2014.

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

        On July 17, 2014, we sold Highland Lakes Center, a wholly owned shopping center in Orlando, FL, for net proceeds of $20.5 million, resulting in a gain of approximately $9.0 million, which is included in gain upon acquisition of controlling interests and on sale of interests in properties in the consolidated and combined statements of operations.

        On June 23, 2014, we sold New Castle Plaza, a wholly owned shopping center in New Castle, Indiana, for net proceeds of $4.4 million, resulting in a gain of approximately $2.4 million, which is included in gain upon acquisition of controlling interests and on sale of interests in properties in the consolidated and combined statements of operations.

        On February 28, 2014, SPG disposed of its interest in one unconsolidated shopping center and, on February 21, 2013, SPG increased its economic interest in three unconsolidated shopping centers and subsequently disposed of its interests in those properties. Each of these properties was part of a portfolio of interests in properties, the remainder of which is included within those properties distributed by SPG to WPG on May 28, 2014.

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

        In addition, we own land for the development of a new 400,000 square foot shopping center in the Houston metropolitan area, to be named Fairfield Town Center. The projected cost of this development is expected to be approximately $75.0 million. The carrying value of this project is $10.8 million at September 30, 2014 which primarily relates to the cost of the underlying land and site improvements for infrastructure. The development is expected to be fully completed in the first half of 2016.

        As of September 30, 2014, approximately $300 million of development and redevelopment projects have been identified, including the Fairfield Town Center development. These projects generally consist of expansions and redevelopment of existing centers and leasing of anchor and big-box tenants.

        During the second quarter of 2014, we commenced redevelopment activities at Jefferson Valley Mall, a 556,000 square foot shopping center located in the New York City area. The total cost of this project is expected to be approximately $44.0 million. The redevelopment is expected to be fully completed in mid-2016.

        During the third quarter of 2013, we opened University Town Plaza, a former enclosed mall which was redeveloped into a 580,000 square foot open-air shopping center located in Pensacola, Florida. The total cost of this project was approximately $33.0 million.

        We do not expect to hold material land for development. Land currently held for future development is substantially limited to the land parcels held for the development of Fairfield Town Center as discussed above, and other additional parcels at our current centers which we may utilize for expansion of the existing center or sales of outlots.

  Capital Expenditures.

        The following table summarizes total capital expenditures on a cash basis (in thousands) for the nine months ended September 30, 2014:

New developments(1)	$1,007
Redevelopments and expansions	28,958
Tenant allowances	22,420
Operational capital expenditures	11,483

Total	$63,868

(1)
Primarily relates to land held for development of Fairfield Town Center.

Forward-Looking Statements

        Certain statements made in this section or elsewhere in this report may be deemed "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained, and it is possible that our actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks and uncertainties. Such factors include, but are not limited to: our ability to meet debt service requirements, the availability of financing, changes in our credit rating, changes in market rates of interest, the ability to hedge interest rate risk, risks associated with the acquisition, development and expansion of properties, general risks related to retail real estate, the liquidity of real estate investments, environmental liabilities, international, national, regional and local economic climates, changes in market rental rates, trends in the retail industry, relationships with anchor tenants, the inability to collect rent due to the bankruptcy or insolvency of tenants or otherwise, risks relating to joint venture properties, intensely competitive market environment in the retail industry, costs of common area maintenance, insurance costs and coverage, terrorist activities, changes in economic and market conditions and maintenance of our status as a real estate investment trust. We discussed these and other risks and uncertainties under the heading "Risk Factors" in the Information Statement, and we discussed certain risks and uncertainties under the heading "Risk Factors" in the Form S-4, incorporated by reference into Item 1A of Part II of this report. We undertake no duty or obligation to update or revise these forward-looking statements, whether as a result of new information, future developments, or otherwise.

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

        The following schedule reconciles total FFO to net income (in thousands, except share/unit amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Net Income	$38,821	$38,581	$164,604	$135,830
Adjustments to Arrive at FFO:
Depreciation and amortization from consolidated properties	49,301	46,771	142,555	137,171
Our share of depreciation and amortization from unconsolidated entities	337	1,172	2,473	3,597
Gain upon acquisition of controlling interests and on sale of interests in properties	(8,969)	0	(100,479)	(14,152)
Net income attributable to noncontrolling interest holders in properties	0	(46)	0	(178)
Noncontrolling interests portion of depreciation and amortization	0	(41)	0	(118)

FFO of the Operating Partnership(1)	$79,490	$86,437	$209,153	$262,150
FFO allocable to limited partners	13,925	14,616	35,844	44,327

FFO allocable to shareholders	$65,565	$71,821	$173,309	$217,823

Diluted net income per share	$0.21	$0.21	$0.88	$0.73
Adjustments to arrive at FFO per share:
Depreciation and amortization from consolidated properties and our share of depreciation and amortization from unconsolidated properties	0.26	0.25	0.78	0.75
Gain upon acquisition of controlling interests and on sale of interests in properties	(0.05)	—	(0.54)	(0.08)

Diluted FFO per share	$0.42	$0.46	$1.12	$1.40

Basic and diluted weighted average shares outstanding	155,162,597	155,162,597	155,162,597	155,162,597
Weighted average limited partnership units outstanding	32,955,058	31,575,487	32,091,064	31,575,487

Diluted weighted average shares and units outstanding	188,117,655	186,738,084	187,253,661	186,738,084

(1)
FFO includes transaction costs related to WPG's separation from SPG of $39.9 million, or $0.21 per diluted share, in the nine months ended September 30, 2014 and costs associated with the proposed merger with Glimcher of $2.5 million, or $0.01 per diluted share, in the three and nine months ended September 30, 2014. Additionally, FFO includes general and administrative costs related to being a publicly traded company after the separation of $4.4 million, or $0.02 per diluted share, and $6.3 million, or $0.03 per diluted share, in the three and nine months ended September 30, 2014, respectively. Finally, FFO includes interest expense related to additional indebtedness incurred related to the separation of approximately $9.2 million, or $0.05 per diluted share, and approximately $15.9 million, or $0.08 per diluted share, in the three and nine months ended September 31, 2014, respectively.

        The following schedule reconciles NOI to net income and sets forth the computations of comparable property NOI (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Reconciliation of NOI of consolidated properties:
Net Income	$38,821	$38,581	$164,604	$135,830
Income and other taxes	134	68	275	170
Interest expense	23,219	13,791	59,813	41,247
Gain on upon acquisition of controlling interests and on sale of interests in properties	(8,969)	—	(100,479)	(14,152)
Income from unconsolidated entities	(99)	(353)	(846)	(852)
General and administrative	4,395	—	6,260	—
Transaction and related costs	—	—	39,931	—
Merger costs	2,500	—	2,500

Operating Income	60,001	52,087	172,058	162,243
Depreciation and amortization	49,307	46,771	142,563	137,171

NOI of consolidated properties	$109,308	$98,858	$314,621	$299,414

Reconciliation of NOI of unconsolidated entities:
Net Income	$701	$3,457	$6,625	$10,432
Interest expense	1,084	3,634	7,908	10,709
NOI of properties sold	20	22	28	(523)

Operating Income	1,805	7,113	14,561	20,618
Depreciation and amortization	1,200	3,691	8,450	11,101

NOI of unconsolidated entities	$3,005	$10,804	$23,011	$31,719

Total consolidated and unconsolidated NOI from continuing operations	$112,313	$109,662	$337,632	$331,133

Adjustments to NOI:
NOI of properties sold	(21)	71	33	1,225

Total NOI of our portfolio	$112,292	$109,733	$337,665	$332,358

Change in NOI from prior period	2.3%		1.6%
Less: Joint venture partners' share of NOI	(2,517)	(8,746)	(18,165)	(27,050)

Our Share of NOI	$109,775	$100,987	$319,500	$305,308

Increase in our share of NOI from prior period	8.7%		4.6%
Total NOI of our portfolio	$112,292	$109,733	$337,665	$332,358
NOI from non comparable properties(1)	2,912	3,349	10,833	10,612

Total NOI of comparable properties(2)	$109,380	$106,384	$326,832	$321,746

Change in NOI of comparable properties	2.8%		1.6%

(1)
NOI excluded from comparable property NOI relates to properties not owned and operated in both periods under comparison and excluded income noted in footnote 2 below.

(2)
Comparable properties are shopping centers that were owned in both of the periods under comparison. Eight properties were considered non comparable for the periods under comparison. Excludes lease termination income, interest income, land sale gains and the impact of significant redevelopment activities.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        Sensitivity Analysis.    We are exposed to market risk from changes in interest rates. We seek limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs by closely monitoring our variable rate debt and converting such debt to fixed rates when we deem such conversion advantageous. From time to time, we may enter into interest rate swap agreements or other interest rate hedging contracts. While these agreements are intended to lessen the impact of rising interest rates, they also expose us to the risks that the other parties to the agreements will not perform, we could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly effective cash flow hedges under GAAP guidance. As of September 30, 2014, $840.8 million of our aggregate indebtedness (35.9% of total indebtedness) was subject to variable interest rates.

        If market rates of interest on our variable rate debt fluctuate by 50 basis points, future earnings and cash flows would increase or decrease, depending on rate movement, by $4.2 million annually. This assumes that the amount outstanding under our variable rate debt remains at $840.8 million, the balance as of September 30, 2014.

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

        Changes in Internal Control Over Financial Reporting.    There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        See "Overview—Basis of Presentation" in Part I, Item 2 for a discussion of Merger-related litigation.

Item 1A.    Risk Factors

        The risk factors set forth under the caption "Risk Factors" in our registration statement on Form S-4 filed with the Commission on October 28, 2014 (File No. 333-199626) are incorporated herein by reference and filed as Exhibit 99.1 to this Form 10-Q.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        Not applicable.

Item 3.    Defaults Upon Senior Securities

        Not applicable.

Item 4.    Mine Safety Disclosures

        Not applicable.

Item 5.    Other Information

        Not applicable.

Item 6.    Exhibits

Exhibit Number	Exhibit Descriptions
2.1	Separation and Distribution Agreement by and among Simon Property Group, Inc., Simon Property Group, L.P., Washington Prime Group Inc. and Washington Prime Group, L.P., dated as of May 27, 2014 (incorporated by reference to Form 8-K filed May 29, 2014)
2.2
Agreement and Plan of Merger, dated September 16, 2014, between Glimcher Realty Trust, Glimcher LP, Washington Prime Group Inc. and Washington Prime Group LP (including the exhibits attached thereto) (incorporated by reference to Form 8-K filed September 19, 2014)
3.1	Amended and Restated Articles of Incorporation of Washington Prime Group Inc. (incorporated by reference to Amendment No. 2 to Form 10 filed March 24, 2014)
3.2	Amended and Restated Bylaws of Washington Prime Group Inc. (incorporated by reference to Amendment No. 2 to Form 10 filed March 24, 2014)
10.1	Form of Director Restricted Stock Unit Award Agreement (incorporated by reference to Form 8-K filed August 8, 2014)
10.2	Form of Series 2014B LTIP Unit Award Agreements with Officers (incorporated by reference to Form 8-K filed August 28, 2014)
10.3	Certificate of Designation of Series 2014B LTIP Units of Washington Prime Group, L.P. (incorporated by reference to Form 8-K filed August 28, 2014)
10.4	Terms and Conditions of the Grant of Special Performance LTIP Units to Officers (incorporated by reference to Form 8-K filed August 28, 2014)
10.5	Employment Agreement with Butch Knerr dated as of September 8, 2014 (incorporated by reference to Form 8-K filed September 8, 2014)
10.6	Employment Agreement between Michael P. Glimcher and Washington Prime Group Inc., dated September 16, 2014 (incorporated by reference to Form 8-K filed September 19, 2014)
10.7	Amendment to Severance Benefits Agreement between Michael P. Glimcher and Washington Prime Group Inc., dated September 16, 2014 (incorporated by reference to Form 8-K filed September 19, 2014)
10.8
Amendment No. 1 to Revolving Credit and Term Loan Agreement, dated as of October 16, 2014, among Washington Prime Group, L.P., the lenders party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Form 8-K filed October 17, 2014)
31.1	Certification by the Chief Executive Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by the Chief Financial Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Risk Factors from Form S-4 filed by the registrant on October 28, 2014 (File No. 333-199626)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit Number	Exhibit Descriptions
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURE

        Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

WASHINGTON PRIME GROUP INC.
By:	/s/ C. MARC RICHARDS
	Name:	C. Marc Richards
	Title:	Vice President and Chief Financial Officer

Date: November 4, 2014