Form 10-K
period 2014-12-31
Washington Prime Group Inc.
filed 2015-02-26
CIK 1594686

Use these links to rapidly review the document

INDEX TO FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

Washington Prime Group Inc.*
(Exact name of Registrant as specified in its charter)

Indiana
(State or other jurisdiction of incorporation or organization)

001-36252
(Commission File No.)

046-4323686
(I.R.S. Employer Identification No.)

180 East Broad Street
Columbus, Ohio 43215
(Address of principal executive offices)

(614) 621-9000
(Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.0001 par value	New York Stock Exchange
8.125% Series G Cumulative Redeemable Preferred Stock, par value $0.0001 per share	New York Stock Exchange
7.5% Series H Cumulative Redeemable Preferred Stock, par value $0.0001 per share	New York Stock Exchange
6.875% Series I Cumulative Redeemable Preferred Stock, par value $0.0001 per share	New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act: None

          Indicate by check mark if the Registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act). Yes ☐    No ☒

          Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

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

          Indicate by check mark whether Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          The aggregate market value of shares of common stock held by non-affiliates of the Registrant was approximately $2,904 million based on the closing sale price on the New York Stock Exchange for such stock on June 30, 2014. As of February 6, 2015, Registrant had 185,105,491 shares of common stock outstanding.

Documents Incorporated By Reference

          Portions of the Registrant's Proxy Statement in connection with its 2015 Annual Meeting of Stockholders are incorporated by reference in Part III.

*
The Registrant intends to change its name to WP Glimcher Inc. and will seek shareholder approval of the name change at its 2015 Annual Meeting of Stockholders.

Washington Prime Group Inc.
Annual Report on Form 10-K
December 31, 2014

Part I

Item 1.    Business

        Washington Prime Group Inc. ("WPG" or the "Company") is an Indiana corporation that operates as a self-administered and self-managed real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended. REITs will generally not be liable for federal corporate income taxes as long as they continue to distribute not less than 100% of their taxable income and satisfy certain other requirements. Washington Prime Group, L.P. ("WPG L.P.") is our majority-owned partnership subsidiary that owns, through its affiliates, all of our real estate properties and other assets. WPG owns, develops and manages retail real estate properties. As of December 31, 2014, our assets consisted of interests in 97 shopping centers in the United States, consisting of strip centers and malls.

        WPG was created to hold the strip center business and smaller enclosed malls of Simon Property Group, Inc. ("SPG") and its subsidiaries. On May 28, 2014, WPG separated from SPG through the distribution of 100% of the outstanding shares of WPG to the SPG shareholders in a tax-free distribution. Prior to the separation, WPG was a wholly owned subsidiary of SPG. Prior to or concurrent with the separation, SPG engaged in certain formation transactions that were designed to consolidate the ownership of its interests in 98 properties ("SPG Businesses") and distribute such interests to WPG and its operating partnership, WPG L.P. Pursuant to the separation agreement, SPG distributed 100% of the common shares of WPG on a pro rata basis to SPG's shareholders as of the record date.

        Unless the context otherwise requires, references to "we", "us" and "our" refer to WPG, WPG L.P. and entities in which WPG (or an affiliate) has a material ownership or financial interest, on a consolidated basis, after giving effect to the transfer of assets and liabilities from SPG as well as to the SPG Businesses prior to the date of the completion of the separation. Before the completion of the separation, SPG Businesses were operated as subsidiaries of SPG, which operates as a REIT.

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

        At the time of the separation, our assets consisted of interests in 98 shopping centers. In addition to these properties, the combined historical financial statements include interests in three shopping centers held within a joint venture portfolio of properties which were sold during the first quarter of 2013 as well as one additional shopping center which was sold by that same joint venture on February 28, 2014.

  Merger with Glimcher Realty Trust

        On January 15, 2015, the Company acquired Glimcher Realty Trust ("Glimcher"), pursuant to a definitive agreement and plan of merger with Glimcher and certain affiliated parties of each dated September 16, 2014 (the "Merger Agreement"), in a stock and cash transaction valued at approximately $4.2 billion, including the assumption of debt (the "Merger"). Prior to the Merger, Glimcher was a Maryland REIT and a recognized leader in the ownership, management, acquisition and development of retail properties, including mixed-use, open-air and enclosed regional malls as well as outlet centers. As of

December 31, 2014, Glimcher owned material interests in and managed 25 properties with total gross leasable area of approximately 17.2 million square feet, including the two properties sold to SPG concurrent with the Merger noted below. Prior to the Merger, Glimcher's common shares were listed on the NYSE under the symbol "GRT."

        Under the terms of the Merger, which was unanimously approved by the Board of Directors of the Company and the Board of Trustees of Glimcher, Glimcher common shareholders received, for each Glimcher common share, $14.02 consisting of $10.40 in cash and 0.1989 of a share of the Company's common stock valued at $3.62 per Glimcher common share, based on the closing price of the Company's common stock on the Merger closing date. Approximately 29.9 million shares of WPG common stock were issued to Glimcher shareholders in the Merger as noted below. Additionally included in consideration are operating partnership units and preferred stock as noted below. In connection with the closing of the Merger, an indirect subsidiary of WPG was merged into Glimcher's operating partnership. In the Merger, we acquired 23 shopping centers comprised of approximately 15.8 million square feet of gross leasable area and assumed additional mortgages on 16 properties with a fair value of approximately $1.3 billion. The combined company, to be renamed WP Glimcher Inc. (pending shareholder approval), is comprised of approximately 68 million square feet of gross leasable area (compared to approximately 53 million square feet for the Company as of December 31, 2014) and has a combined portfolio of approximately 120 properties.

        As described in Amendment No. 1 to our Registration Statement on Form S-4 filed on November 24, 2014 pertaining to the Merger (the "Form S-4"), in the Merger, the preferred stock of Glimcher was converted into preferred stock of WPG, each outstanding common unit of Glimcher's operating partnership was converted into 0.7431 of a unit of WPG LP and each outstanding preferred unit of Glimcher's operating partnership was converted into an equivalent preferred unit of WPG LP. Further, each outstanding stock option in respect of Glimcher common stock was converted into a WPG option, and certain other Glimcher equity awards were assumed by WPG and converted into equity awards in respect of WPG common shares.

        Concurrent with the execution of the Merger agreement, the Company entered into a definitive agreement with SPG under which SPG acquired Jersey Gardens in Elizabeth, New Jersey, and University Park Village in Fort Worth, Texas, properties previously owned by Glimcher, for an aggregate purchase price of $1.09 billion, including SPG's assumption of $405.0 million of associated mortgage indebtedness. Completion of the sale of these properties to SPG occurred concurrent with the closing of the Merger.

        On September 16, 2014, in connection with the execution of the Merger Agreement, WPG entered into a debt commitment letter, which was amended and restated on September 23, 2014 pursuant to which the initial commitment parties agreed to provide up to $1.25 billion in a senior unsecured bridge loan facility (the "Bridge Loan"), with WPG borrowing $1.19 billion under the facility at Merger closing. On October 6, 2014, certain financial institutions became parties to the debt commitment letter by way of a joinder agreement and were assigned a portion of the initial commitment parties' commitments thereunder.

        The Bridge Loan matures on January 14, 2016, the date that is 364 days following the closing date of the Merger. The interest rate payable on amounts outstanding under the facility is equal to three-month LIBOR plus an applicable margin based on WPG's credit rating, and such interest rate increases on the 180th and 270th days following the consummation of the Merger. In addition, an increasing duration fee will be payable on the 180th and 270th days following the consummation of the Merger on the outstanding principal amount, if any, under the facility. The facility will not amortize and any amounts outstanding will be repaid in full on the maturity date. The facility contains events of default, representations and warranties and covenants that are substantially identical to those contained in WPG's existing credit agreement (subject to certain exceptions set forth in the debt commitment letter).

        Related to the Merger, the Company issued 29,868,701 common shares, 4,700,000 shares of 8.125% Series G Cumulative Redeemable Preferred Stock, 4,000,000 shares of 7.5% Series H Cumulative Redeemable Preferred Stock, 3,800,000 shares of 6.875% Series I Cumulative Redeemable Preferred Stock, 1,621,695 common units of WPG L.P.'s limited partnership interest, and 130,592 WPG LP Series I-1 Preferred Units.

        The cash portion of the Merger consideration was funded by the sale of the two properties to SPG and draws under the $1.25 billion bridge facility, the outstanding balance of which may potentially be repaid with proceeds from future joint ventures with institutional partners, other assets sales and/or capital markets transactions. During the year ended December 31, 2014, the Company incurred $8.8 million of costs related to the Merger, which are included in merger and transaction costs in the consolidated and combined statements of operations. Additionally, the Company incurred $3.9 million of Bridge Loan commitment and structuring fees, which are included in deferred costs and other assets as of December 31, 2014 in the consolidated and combined balance sheets. The Company incurred an additional $3.7 million of Bridge Loan commitment and funding fees in 2015 in connection with the funding of the Bridge Loan. Accordingly, the Company will record $7.6 million of loan cost amortization in 2015. Additional transaction costs totaling approximately $18.6 million were incurred in 2015 in connection with the closing of the Merger.

        The significant strategic and financial opportunities that WPG believes will result from the Merger transactions include: (i) the ability and opportunity for the Glimcher platform to serve the combined company's portfolio; (ii) the expected improvement in the portfolio quality and diversification by expanding WPG's national platform with the addition of 23 quality retail assets; (iii) platform for property management, information technology, human resources, marketing, legal and other administrative functions currently provided by Simon; (iv) pro forma capitalization that maintains the strength of WPG's investment grade tenancy and balance sheet and its long-term cost of capital and credit profile; (v) broader diversification of WPG's portfolio by geography, asset class, tenant/operator and operating model; (vi) the expectation that the transactions will be accretive to WPG's funds from operations ("FFO"); and (vii) substantial general and administrative and property level synergies. See Item 1A, "Risk Factors" for a discussion of Merger-related risks.

        See Item 3, "Legal Proceedings" for a discussion of Merger-related litigation.

        For a description of our operational strategies and developments in our business during 2014, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K.

Other Policies

        The following is a discussion of our investment policies, financing policies, conflicts of interest policies and policies with respect to certain other activities. One or more of these policies may be amended or rescinded from time to time without a stockholder vote.

  Investment Policies

        We are in the business of owning, managing and operating shopping centers across the United States and while we emphasize these real estate investments, we may also invest in equity or debt securities of other entities engaged in real estate activities or securities of other issuers. However, any of these investments would be subject to the percentage ownership limitations and gross income tests necessary for REIT qualification under federal tax laws. These REIT limitations mean that we cannot make an investment that would cause our real estate assets to be less than 75% of our total assets. We must also derive at least 75% of our gross income directly or indirectly from investments relating to real property or mortgages on real property, including "rents from real property," dividends from other REITs and, in certain circumstances, interest from certain types of temporary investments. In addition, we must also derive at least 95% of our gross income from such real property investments, and from dividends, interest and gains from the sale or dispositions of stock or securities or from other combinations of the foregoing.

        Subject to REIT limitations, we may invest in the securities of other issuers in connection with acquisitions of indirect interests in real estate. Such an investment would normally be in the form of general or limited partnership or membership interests in special purpose partnerships and limited liability companies that own one or more properties. We may, in the future, acquire all or substantially all of the securities or assets of other REITs, management companies or similar entities where such investments would be consistent with our investment policies.

  Financing Policies

        Because our REIT qualification requires us to distribute at least 90% of our taxable income, we regularly access the capital markets to raise the funds necessary to finance operations, acquisitions, development and redevelopment opportunities, and to refinance maturing debt. We must comply with customary covenants contained in our financing agreements that limit our ratio of debt to total assets or market value, as defined. For example, WPG L.P.'s line of credit, term loan and bridge facility contain covenants that restrict the total amount of debt of WPG L.P. to 60% of total assets, as defined under the related arrangement, and secured debt to 40% of total assets, with slight loosening of restrictions during the four trailing quarters following a portfolio acquisition. In addition, these agreements contain other covenants requiring compliance with financial ratios. Furthermore, the amount of debt that we may incur is limited as a practical matter by our desire to maintain acceptable ratings for our equity securities and potential debt securities of WPG L.P. We strive to maintain investment grade ratings at all times, but we cannot assure you that we will be able to do so in the future.

        If our board of directors determines to seek additional capital, we may raise such capital by offering equity or debt securities, creating joint ventures with existing ownership interests in properties, entering into joint venture arrangements for new development projects, retaining cash flows or a combination of these methods. If the board of directors determines to raise equity capital, it may, without shareholder approval, issue additional shares of common stock or other capital stock. The board of directors may issue a number of shares up to the amount of our authorized capital in any manner and on such terms and for such consideration as it deems appropriate. Such securities may be senior to the outstanding classes of common stock. Such securities also may include additional classes of preferred stock, which may be convertible into common stock. Existing shareholders have no preemptive right to purchase shares in any subsequent offering of our securities. Any such offering could dilute a shareholder's investment in us.

        We expect most future borrowings would be made through WPG L.P. or its subsidiaries. We might, however, incur borrowings that would be reloaned to WPG L.P. Borrowings may be in the form of bank borrowings, publicly and privately placed debt instruments, or purchase money obligations to the sellers of properties. Any such indebtedness may be secured or unsecured. Any such indebtedness may also have full or limited recourse to the borrower or be cross-collateralized with other debt, or may be fully or partially guaranteed by WPG L.P. Although we may borrow to fund the payment of dividends, we currently have no expectation that we will regularly do so.

        WPG L.P. has an unsecured revolving credit facility, or Revolver, and a senior unsecured term loan, or Term Loan (collectively referred to as the "Facility"). The Revolver provides borrowings on a revolving basis up to $900 million, bears interest at one-month LIBOR plus 1.05%, and will initially mature on May 30, 2018, subject to two, 6-month extensions available at our option subject to compliance with the terms of the Facility and payment of a customary extension fee. The Term Loan provides borrowings in an aggregate principal amount up to $500 million, bears interest at one-month LIBOR plus 1.15%, and will initially mature on May 30, 2016, subject to three, 12-month extensions available at our option subject to compliance with the terms of the Facility and payment of a customary extension fee. We could potentially issue debt securities through WPG L.P., and we may issue such debt securities which may be convertible into capital stock or be accompanied by warrants to purchase capital stock. We also may sell or securitize our lease receivables.

        We may also finance acquisitions through the issuance of common shares or preferred shares, the issuance of additional units of partnership interest in WPG L.P., the issuance of preferred units of WPG L.P., the issuance of other securities including unsecured notes and mortgage debt, draws on our credit facilities or sale or exchange of ownership interests in properties, including through the formation of joint venture agreements.

        WPG L.P. may also issue units to transferors of properties or other partnership interests which may permit the transferor to defer gain recognition for tax purposes.

        We do not have a policy limiting the number or amount of mortgages that may be placed on any particular property. Mortgage financing instruments, however, usually limit additional indebtedness on such properties. Additionally, unsecured credit facilities, unsecured note indentures and other contracts may limit our ability to borrow and contain limits on the amount of secured indebtedness we may incur.

        Typically, we will invest in or form special purpose entities to assist us in obtaining secured permanent financing at attractive terms. Permanent financing may be structured as a mortgage loan on a single property, or on a group of properties, and will generally require us to provide a mortgage lien on the property or properties in favor of an institutional third party, as a joint venture with a third party, or as a securitized financing. For securitized financings, we may create special purpose entities to own the properties. These special purpose entities, which are common in the real estate industry, are intended to be structured so that they would not be consolidated in a bankruptcy proceeding involving a parent company. We will decide upon the structure of the financing based upon the best terms then available to us and whether the proposed financing is consistent with our other business objectives. For accounting purposes, we will include the outstanding securitized debt of special purpose entities owning consolidated properties as part of our consolidated indebtedness.

  Conflicts of Interest Policies

        We maintain policies and have entered into agreements designed to reduce or eliminate potential conflicts of interest. We have adopted governance principles governing our affairs and those of the board of directors, as well as written charters for each of the standing committees of the board of directors.

        Our Governance Principles provide that directors who hold a significant financial interest or a directorial, managerial, employment, consulting or other position with SPG, will not be required to recuse himself or herself from any WPG board discussion of, and/or refrain from voting on, any matter that may involve or affect the relationship between WPG and SPG unless the lead independent director of WPG shall determine, on a case-by-case basis, that such recusal and/or refrainment will be appropriate. If the lead independent director owns such a financial interest or holds such a position in SPG, such determination shall be made by a majority of the directors who do not own a significant financial interest in, or hold a directorial, managerial, employment, consulting or other position, in SPG. In addition, our Governance Principles provide that if any of our directors who is also a director, officer or employee of SPG acquires knowledge of a corporate opportunity or is otherwise offered a corporate opportunity (provided that this knowledge was not acquired solely in such person's capacity as a director of our company and such person acts in good faith), then to the fullest extent permitted by law, such person is deemed to have fully satisfied such person's fiduciary duties owed to us and is not liable to us if SPG, or their affiliates, pursues or acquires the corporate opportunity, or if such person did not present the corporate opportunity to us.

        In addition, we have a Code of Business Conduct and Ethics, which applies to all of our officers, directors, and employees. At least a majority of the members of our board of directors, Governance and Nominating Committee, Audit Committee and Compensation Committee must qualify as independent under the listing standards for NYSE companies. Any transaction between us and any officer, director, or 5% shareholder must be approved pursuant to the related party transaction policy we expect to adopt.

  Policies With Respect To Certain Other Activities

        We intend to make investments which are consistent with our qualification as a REIT, unless the Board of Directors determines that it is no longer in our best interests to so qualify as a REIT. The Board of Directors may make such a determination because of changing circumstances or changes in the REIT requirements. We have authority to offer shares of our capital stock or other securities in exchange for property. We also have authority to repurchase or otherwise reacquire our shares or any other securities. We may issue shares of our common stock, or cash at our option, to holders of units in future periods upon exercise of such holders' rights under the Operating Partnership agreement. Our policy prohibits us from making any loans to our directors or executive officers for any purpose. We may make loans to the joint ventures in which we participate. Additionally, we may make or buy interests in loans for real estate properties owned by others.

Agreements with SPG in Connection with the Separation

        Following the separation effective May 28, 2014 (the "distribution date"), WPG and SPG have operated separately, each as an independent public company. WPG and SPG entered into a separation agreement and other agreements that effectuated the separation, have provided a framework for WPG's relationship with SPG after the separation and provided for the allocation between WPG and SPG of SPG's assets, liabilities and obligations (including its investments, property and employee benefits and tax-related assets and liabilities) attributable to periods prior to, at and after WPG's separation from SPG, such as property management agreements, a transition services agreement, a tax matters agreement and an employee matters agreement. The agreements listed above have been incorporated by reference as exhibits to this report. The summaries of each of the agreements listed above are qualified in their entireties by reference to the full text of the applicable agreements.

  The Separation Agreement

        The following discussion summarizes the material provisions of the separation agreement between WPG and SPG (which we refer to as the "separation agreement"). The separation agreement sets forth, among other things, WPG's agreements with SPG regarding the principal transactions necessary to separate WPG from SPG. It also sets forth other agreements that govern certain aspects of WPG's relationship with SPG after the distribution date.

        Transfer of Assets and Assumption of Liabilities.    The separation agreement identifies the assets to be transferred, the liabilities to be assumed and the contracts to be assigned to each of WPG and SPG as part of the separation of SPG into two companies, and it provides for when and how these transfers, assumptions and assignments were to occur. Except as expressly set forth in the separation agreement or any ancillary agreement, neither WPG nor SPG made any representation or warranty as to the assets, business or liabilities transferred or assumed as part of the separation, as to any approvals or notifications required in connection with the transfers, as to the value of or the freedom from any security interests of any of the assets transferred, as to the absence or presence of any defenses or right of setoff or freedom from counterclaim with respect to any claim or other asset of either WPG or SPG, or as to the legal sufficiency of any assignment, document or instrument delivered to convey title to any asset or thing of value to be transferred in connection with the separation. All assets were transferred on an "as is," "where is" basis and the respective transferees bear the economic and legal risks that any conveyance proved to be insufficient to vest in the transferee good and marketable title, free and clear of all security interests, and that any necessary consents or governmental approvals were not obtained or that any requirements of laws, agreements, security interests, or judgments were not complied with.

        The Distribution.    The separation agreement also governs the rights and obligations of the parties regarding the distribution following the completion of the separation. On the distribution date, SPG distributed to its shareholders that held SPG common stock as of the record date all of the issued and outstanding shares of WPG's common shares on a pro rata basis. Shareholders received cash in lieu of any fractional shares. In general, each party to the separation agreement assumed liability for all pending, threatened and unasserted legal matters related to its own business or its assumed or retained liabilities and agreed to indemnify the other party for any liability to the extent arising out of or resulting from such assumed or retained legal matters.

        Releases.    Under the separation agreement, WPG and its affiliates agreed to release and discharge SPG and its affiliates from all liabilities assumed by WPG as part of the separation, from all acts and events occurring or failing to occur, and all conditions existing, on or before the distribution date relating to WPG's business, and from all liabilities existing or arising in connection with the implementation of the separation, except as expressly set forth in the separation agreement. SPG and its affiliates agreed to release and discharge WPG and its affiliates from all liabilities retained by SPG and its affiliates as part of the separation and from all liabilities existing or arising in connection with the implementation of the separation, except as expressly set forth in the separation agreement. These releases do not extend to obligations or liabilities under any agreements between the parties that remain in effect following the separation, which agreements include, but are not limited to, the separation agreement, property management agreements, transition services agreement, tax matters agreement, employee matters agreement, and certain other agreements executed in connection with the separation.

        Indemnification.    In the separation agreement, WPG L.P. and its subsidiaries agreed to indemnify, defend and hold harmless SPG and its subsidiaries, each of its affiliates and each of their respective directors, officers and employees, from and against all liabilities relating to, arising out of or resulting from the WPG Liabilities (as defined in the separation agreement); the failure of WPG or any of its subsidiaries to pay, perform or otherwise promptly discharge any of the WPG Liabilities, in accordance with their respective terms, whether prior to, at or after the distribution; the conduct of any business, operation or activity by WPG or any of its affiliates from and after the distribution; any breach by WPG or any of its subsidiaries of the separation agreement or any of the ancillary agreements; and any untrue statement or alleged untrue statement of a material fact in WPG's registration statement or the related information statement in connection with the separation.

        SPG LP (as defined in the separation agreement) and its subsidiaries agreed to indemnify, defend and hold harmless WPG and its subsidiaries, each of its affiliates and each of its respective directors, officers and employees from and against all liabilities relating to, arising out of or resulting from the SPG Liabilities (as defined in the separation agreement); the failure of SPG or any of its subsidiaries, other than WPG, to pay, perform or otherwise promptly discharge any of the SPG Liabilities, in accordance with their respective terms whether prior to, at, or after the distribution; the conduct of any business, operation or activity by SPG or any of its affiliates from and after the distribution (other than the conduct of business, operations or activities for the benefit of WPG pursuant to an ancillary agreement); any breach by SPG or any of its subsidiaries, other than WPG, of the separation agreement or any of the ancillary agreements; and any untrue statement or alleged untrue statement of a material fact made explicitly in WPG's name in WPG's registration statement or the related information statement in connection with the separation.

        The separation agreement also establishes procedures with respect to claims subject to indemnification and related matters. WPG and SPG each guarantee the indemnification obligations of WPG L.P. and SPG L.P., respectively, only to the extent of each of their equity interests in WPG L.P. and SPG LP, respectively.

        Legal Matters.    Subject to certain specified exceptions, each party to the separation agreement agreed to assume the liability for, and control of, all pending and threatened legal matters related to its own business, including liabilities for any claims or legal proceedings related to products that had been part of its business but were discontinued prior to the distribution, as well as assumed or retained liabilities and agreed to indemnify the other party for any liability arising out of or resulting from such assumed legal matters.

        Insurance.    The separation agreement provides for the allocation between the parties of rights and obligations under existing insurance policies with respect to occurrences prior to the distribution and sets forth procedures for the administration of insured claims through January 1, 2015. In addition, the separation agreement allocates between the parties the right to proceeds and the obligation to incur certain deductibles under certain insurance policies.

        Further Assurances.    In addition to the actions specifically provided for in the separation agreement, except as otherwise set forth therein or in any ancillary agreement, both WPG and SPG agree in the separation agreement to use commercially reasonable efforts, prior to, on and after the distribution date, to take, or cause to be taken, all actions, and to do, or cause to be done, all things necessary, proper or advisable under applicable laws, regulations and agreements to consummate and make effective the transactions contemplated by the separation agreement and the ancillary agreements.

        Transition Committee.    Under the separation agreement, WPG and SPG established a transition committee consisting of an equal number of members from WPG and SPG. The transition committee is responsible for monitoring and managing all matters related to the separation and all other transactions contemplated by the separation agreement or any ancillary agreement.

        Dispute Resolution.    The separation agreement contains provisions that govern, except as otherwise provided in any ancillary agreement, the resolution of disputes, controversies or claims that may arise between WPG and SPG related to the separation or distribution and that are unable to be resolved by the transition committee. These provisions contemplate that efforts will be made to resolve disputes, controversies and claims by escalation of the matter to senior management or other mutually agreed representatives of WPG and SPG. If such efforts are not successful, either WPG or SPG may submit the dispute, controversy or claim to binding alternative dispute resolution, subject to the provisions of the separation agreement.

        Expenses.    Except as expressly set forth in the separation agreement or in any ancillary agreement, WPG was responsible for all costs and expenses incurred prior to the distribution date in connection with the separation, including costs and expenses relating to legal and tax counsel, financial advisors and accounting advisory work related to the separation. Except as expressly set forth in the separation agreement or in any ancillary agreement, or as otherwise agreed in writing by SPG and WPG, all such costs and expenses incurred in connection with the separation from and after the distribution date will be paid by the party incurring such cost and expense.

        Non-Solicit.    The separation agreement provides that for a period of two years, we will not solicit for hire, with customary exceptions, any SPG employees who have been engaged in providing services to WPG pursuant to the transition services agreement, any property management agreements or any property development agreements.

        Other Matters.    Other matters governed by the separation agreement include access to financial and other information, confidentiality, access to and provision of records and treatment of outstanding guarantees and similar credit support.

        Termination.    The separation agreement provides that it may be terminated and the separation may be modified or abandoned at any time prior to the distribution date in the sole discretion of SPG without the approval of any person, including WPG's shareholders or SPG's shareholders. In the event of a termination of the separation agreement, no party, nor any of its directors, officers, or employees, will have any liability of any kind to the other party or any other person. After the distribution date, the separation agreement may not be terminated except by an agreement in writing signed by both SPG and WPG.

        Amendments.    No provision of the separation agreement may be amended or modified except by a written instrument signed by both SPG and WPG.

  Property Management Agreements

        In connection with the separation, WPG entered into property management agreements with subsidiaries of SPG, pursuant to which those subsidiaries provide certain services to us under the direction of our executive management team. In addition, certain property management agreements in effect at the time of the separation with respect to services provided by SPG in respect of certain mall properties continue in effect after the separation. The property management agreements have an initial term of two years with automatic one year renewals, unless terminated by us for convenience or for cause, which includes fraud, bankruptcy, default or performance-related causes on the part of the manager.

        Pursuant to the terms of the property management agreements, SPG will manage, lease, maintain and operate our mall properties. SPG will be responsible for negotiating new and renewal leases with tenants, marketing these malls through advertisements and other promotional activities, billing and collecting rent and other charges from tenants, making repairs in accordance with budgets approved by the company, and maintenance and payment of any taxes or fees. In exchange, WPG will pay annual fixed rate property management fees to SPG in amounts ranging from 2.5% to 4% of base minimum and percentage rents. WPG will also reimburse SPG for certain costs and expenses, including the cost of on-site employees. In addition, SPG will also be paid separate fees for its leasing, re-leasing and development services relating to our malls.

        Either party may terminate the property management agreements in the case of a material breach by, or a bankruptcy, dissolution, or liquidation of, the other party, a default under any mortgage loan documents encumbering the relevant mall property or the sale or disposition of the underlying mall property. In addition, either party may terminate each property management agreement without cause on or after the two-year anniversary of the execution of such agreement upon 180 days prior written notice.

  Property Development Agreement

        In connection with the separation, WPG entered into a property development agreement with subsidiaries of SPG. In connection with such activities, SPG will plan, organize, coordinate and administer further development of one or more mall properties, redevelop portions thereof, make improvements and perform other development work. In exchange, WPG will pay fees to SPG to cover pre-development and development costs and expenses as determined on a project-by-project basis.

        Either party has rights to terminate the property development agreement in the case of a material breach by, or a bankruptcy, dissolution, or liquidation of, the other party. In addition, either party may terminate the property development agreement without cause upon 30 days prior written notice.

  Transition Services Agreement

        WPG and SPG entered into a transition services agreement pursuant to which SPG and its subsidiaries provide to WPG, on an interim, transitional basis, various services. The services include information technology, accounts payable, payroll, and other financial functions, as well as engineering support for various facilities, quality assurance support, and other administrative services. The charges for such services are generally intended to allow the servicing party to recover all out-of-pocket costs and expenses.

        The transition services agreement will terminate on the expiration of the term of the last service provided under it, which will generally be up to 2 years following the distribution date. The recipient for a particular service generally can terminate that service prior to the scheduled expiration date, subject to a minimum notice period equal to the shorter of 180 days or half of the original service period. Services can only be terminated at a month-end. Due to interdependencies between services, certain services may be extended or terminated early only if other services are likewise extended or terminated. Either party may terminate the agreement upon a change-in-control of the other party. A termination of the transition services agreement or any particular services thereunder will not affect the property management agreements.

        WPG anticipates that it will generally be in a position to complete the transition away from those services (except for certain information technology-related and collections services) on or before two years following the distribution date.

        Subject to certain exceptions, the liability of each party under the transition services agreement for the services it provides will generally be limited to the aggregate profits it receives in connection with the provision of such services during the twelve-month period prior to a claim. The transition services agreement also provides that the provider of a service shall not be liable to the recipient of such service for any special, indirect, incidental, consequential or punitive damages.

  Tax Matters Agreement

        WPG and SPG entered into a tax matters agreement which generally governs SPG's and WPG's respective rights, responsibilities and obligations after the distribution with respect to taxes (including taxes arising in the ordinary course of business and taxes, if any, incurred as a result of any failure of the distribution and certain related transactions to qualify as tax-free for U.S. federal income tax purposes), tax attributes, tax returns, tax elections, tax contests and certain other tax matters.

        In addition, the tax matters agreement imposes certain restrictions on WPG and its subsidiaries (including restrictions on share issuances, business combinations, sales of assets and similar transactions) designed to preserve the tax-free status of the distribution and certain related transactions. The tax matters agreement provides special rules that allocate tax liabilities in the event the distribution, together with certain related transactions, is not tax-free. In general, under the tax matters agreement, each party is expected to be responsible for any taxes imposed on, and certain related amounts payable by, SPG or WPG that arise from the failure of the distribution, together with certain related transactions, to qualify as a tax-free transaction for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) and certain other relevant provisions of the Code, to the extent that the failure to so qualify is attributable to actions, events or transactions relating to such party's respective stock, assets or business, or a breach of the relevant representations or covenants made by that party in the tax matters agreement.

        The tax matters agreement also provides that, in the event that WPG LP disposes of (or takes or fails to take certain other actions with respect to) any of the properties contributed by The Real Property Trust, an indirect subsidiary of SPG ("RPT") to WPG LP following the distribution prior to the 5th anniversary of such contribution, WPG LP will indemnify RPT for any taxes imposed on the built-in gain in such properties attributable to such action, which built-in gain will be measured as of the date of such contribution (generally, the excess of the fair market value of the relevant property over its adjusted tax basis).

  Employee Matters Agreement

        WPG and SPG entered into an employee matters agreement to allocate liabilities and responsibilities relating to employment matters, employee compensation and benefits plans and programs, and other related matters. The employee matters agreement governs SPG's and WPG's compensation and employee benefit obligations relating to current and former employees of each company, and generally will allocate liabilities and responsibilities relating to employee compensation and benefit plans and programs. The employee matters agreement provides that, following the distribution, WPG's active employees generally no longer participate in benefit plans sponsored or maintained by SPG and have commenced participation in WPG's benefit plans, which are similar to the existing SPG benefit plans. In addition, the employee matters agreement provides that, unless otherwise specified, SPG is responsible for liabilities associated with employees employed by SPG following the separation and former SPG employees, and WPG is responsible for liabilities associated with employees employed by WPG following the separation.

Competition

        Our direct competitors include other publicly-traded retail and mall development and operating companies, retail real estate companies, commercial property developers and other owners of retail real estate that engage in similar businesses. Within our property portfolio, we compete for retail tenants and the nature and extent of the competition we face varies from property to property. With respect to specific alternative retail property types, we have faced increased competition over the last several years from both lifestyle malls and power centers, in addition to other strip centers and malls.

        We believe the principal factors that retailers consider in making their leasing decisions include:

  •
  Consumer demographics;

  •
  Quality, design and location of properties;

  •
  Total number and geographic distribution of properties;

  •
  Diversity of retailers and anchor tenants;

  •
  Management and operational expertise; and

  •
  Rental rates.

        In addition, because our revenue potential is linked to the success of our retailers, we indirectly share exposure to the same competitive factors that our retail tenants experience in their respective markets when trying to attract individual shoppers. These dynamics include general competition from other malls, including outlet malls and other discount shopping malls, as well as competition with discount shopping clubs, catalog companies, direct mail, home shopping networks, Internet sales and telemarketing.

Seasonality

        The shopping center business is, to some extent, seasonal in nature with tenants typically achieving the highest levels of sales during the fourth quarter due to the holiday season, which generally results in higher percentage rent income in the fourth quarter. Additionally, shopping malls achieve a substantial portion of their specialty (temporary retailer) rents during the holiday season. Thus, occupancy levels and revenue production are generally the highest in the fourth quarter of each year. Results of operations realized in any one quarter may not be indicative of the results likely to be experienced over the course of our fiscal year.

Environmental Matters

        Under various federal, state and local laws, ordinances and regulations, an owner of real estate is liable for the costs of removal or remediation of certain hazardous or toxic substances on such real estate. These laws often impose such liability without regard to whether the owner knew of, or was responsible for, the presence of such hazardous or toxic substances. The costs of remediation or removal of such substances may be substantial and the presence of such substances, or the failure to promptly remediate such substances, may adversely affect the owner's ability to sell such real estate or to borrow using such real estate as collateral. In connection with our ownership and operation of our properties, we may be potentially liable for such costs. The operations of current and former tenants at our properties have involved, or may have involved, the use of hazardous materials or generated hazardous wastes. The release of such hazardous materials and wastes could result in our incurring liabilities to remediate any resulting contamination if the responsible party is unable or unwilling to do so. In addition, many of our properties are located in urban areas, and are therefore exposed to the risk of contamination originating from other sources. While a property owner generally is not responsible for remediating contamination that has migrated onsite from an offsite source, the contaminant's presence can have adverse effects on operations and re-development of our properties.

        Most of our properties have been subject, at some time, to environmental assessments that are intended to evaluate the environmental condition of our property and surrounding properties. These environmental assessments generally have included a historical review, a public records review, a visual inspection of the site and surrounding properties, a visual screening for the presence of asbestos-containing materials, polychlorinated biphenyls and underground storage tanks and the preparation and issuance of a written report. They have not, however, included any sampling or subsurface investigations. Soil and/or groundwater testing is conducted at our properties, when necessary, to further investigate any issues raised by the initial assessment that could reasonably be expected to pose a material concern to the property or result in us incurring material environmental liabilities. In each case where the environmental assessments have identified conditions requiring remedial actions required by law, former management has either taken or scheduled the recommended action.

        None of the environmental assessments conducted by us at the properties have revealed any environmental liability that we believe would have a material adverse effect on our overall business, financial condition or results of operations. Nevertheless, it is possible that these assessments do not reveal all environmental liabilities or that there are material environmental liabilities of which we are unaware.

Employees

        At December 31, 2014, we employed 81 employees, of which 24 were part time. Following the Merger, we have approximately 1,000 employees, of which approximately 400 are part time.

Headquarters

        At December 31, 2014, our corporate headquarters were located at 7315 Wisconsin Avenue, Suite 500-E, Bethesda, Maryland 20814, and our telephone number was (240) 630-0000. Following the Merger, our corporate headquarters are located at 180 East Broad Street, Columbus, Ohio 43215, and our telephone number is (614) 621-9000.

Available Information

        WPG files this Form 10-K and other periodic reports and statements electronically with the SEC. The SEC maintains an Internet site that contains reports, statements and proxy and information statements, and other information provided by issuers at www.sec.gov. WPG's reports and statements, including amendments, are also available free of charge on its website, www.wpglimcher.com, as soon as reasonably practicable after such documents are filed with the SEC. The information contained on our website is not incorporated by reference into this report and such information should not be considered a part of this report.

Item 1A.    Risk Factors

        The following factors, among others, could cause our actual results to differ materially from those contained in forward-looking statements made in this Annual Report on Form 10-K and presented elsewhere by our management from time to time. These factors, many of which are beyond our control, might have a material adverse effect on our business, financial condition, operating results and cash flows, and you should carefully consider them. Additional risks and uncertainties not presently known to us or which are currently not believed to be material could also affect our actual results. We may update these factors in our future periodic reports.

Risks Related to Our Business and Operations

We might not be able to renew leases or relet space at existing properties, or lease newly developed properties.

        When leases for our existing properties expire, the premises might not be relet or the terms of reletting, including the cost of allowances and concessions to tenants, might be less favorable than the current lease terms. Also, we might not be able to lease new properties to an appropriate mix of tenants or for rents that are consistent with our projections. To the extent that our leasing plans are not achieved, our business, results of operations and financial condition could be materially adversely affected.

Our lease agreements with our tenants typically provide a fixed rate for certain cost reimbursement charges; if our operating expenses increase or we are otherwise unable to collect sufficient cost reimbursement payments from our tenants, our business, results of operations and financial condition might be materially adversely affected.

        Energy costs, repairs, maintenance and capital improvements to common areas of our properties, janitorial services, administrative, property and liability insurance costs and security costs are typically allocable to our properties' tenants. Our lease agreements typically provide that the tenant is liable for a portion of such common area maintenance charges (which we refer to as "CAM") and other operating expenses. The majority of our current leases require the tenant to pay a fixed periodic amount to reimburse a portion of our CAM and other operating expenses. In these cases, a tenant will pay either (a) a specified rent amount that includes the fixed CAM and operating expense reimbursement amount, or (b) a fixed expense reimbursement amount separate from the rent payment. Both types of CAM and operating expense reimbursement payments are subject to annual increases regardless of the actual amount of CAM and other operating expenses. As a result, any adjustments in tenant payments do not depend on whether operating expenses increase or decrease, causing us to be responsible for any excess amounts. In the event that our operating expenses increase, CAM and tenant reimbursements that we receive might not allow us to recover a substantial portion of these operating costs.

        In addition, the computation of cost reimbursements from tenants for CAM, insurance and real estate taxes is complex and involves numerous judgments, including interpretation of lease terms and other tenant lease provisions. Unforeseen or underestimated expenses might cause us to collect less than our actual expenses. The amounts we calculate and bill could also be disputed by tenants or become the subject of a tenant audit or even litigation.

        In the event that our properties are not fully occupied, we would be required to pay the portion of the CAM expenses allocable to the vacant space(s) that would otherwise typically be paid by the residing tenant(s). For the twelve months ended December 31, 2014, our CAM and operating expense recovery was sufficient to cover our operating expenses.

Some of our properties depend on anchor stores or major tenants to attract shoppers and could be materially adversely affected by the loss of, or a store closure by, one or more of these anchor stores or major tenants.

        Our strip centers and malls are typically anchored by department stores and other large nationally recognized tenants. The value of some of our properties could be materially adversely affected if these department stores or major tenants fail to comply with their contractual obligations, seek concessions in order to continue operations, or cease their operations.

        For example, among department stores and other large stores, corporate merger activity typically results in the closure of duplicate or geographically overlapping store locations. Resulting adverse pressure on the businesses of our department stores and major tenants could have an adverse impact upon our own results. Certain department stores and other national retailers have experienced, and might continue to experience, depending on consumer confidence levels, considerable decreases in customer traffic in their retail stores, increased competition from alternative retail options such as those accessible via the Internet and other forms of pressure on their business models. Pressure on these department stores and national retailers could impact their ability to maintain their stores, meet their obligations both to us and to their external lenders and suppliers, withstand takeover attempts by investors or rivals or avoid bankruptcy and/or liquidation, all of which could result in impairment or closures of their stores. Other of our tenants might be entitled to modify the economic or other terms of their existing leases in the event of such closures, which could decrease rents and/or operating expense reimbursements. The leases of some anchors might permit the anchor to transfer its lease, including any attendant approval rights, to another retailer. The transfer to a new anchor could cause customer traffic in the property to decrease or to be composed of different types of customers, which could reduce the income generated by that property and adversely impact development or re-development prospects for such property. A transfer of a lease to a new anchor also could allow other tenants to make reduced rental payments or to terminate their leases at the property, which could adversely affect our results of operations.

        Additionally, department store or major tenant closures might result in decreased customer traffic, which could lead to decreased sales at our properties. If the sales of stores operating in our properties decline significantly due to the closing of anchor stores or other national retailers, adverse economic conditions, or other reasons, tenants might be unable to pay their minimum rents or expense recovery charges. In the event of any default by a tenant, whether a department store, national retailer or otherwise, we might not be able to fully recover, and/or experience delays and costs in enforcing our rights as landlord to recover, amounts due to us under the terms of our agreements with such parties.

We face risks associated with the acquisition, development, re-development and expansion of properties, including risks of higher than projected costs, inability to obtain financing, inability to obtain required consents or approvals and inability to attract tenants at anticipated rates.

        In the event we seek to acquire and develop new properties and expand and redevelop existing properties, we might not be successful in pursuing acquisition, development or re-development/expansion opportunities. In addition, newly acquired, developed, re-developed or expanded properties might not perform as well as expected. Other related risks we face include, without limitation, the following:

  •
  Construction costs of a project could be higher than projected, potentially making the project unfeasible or unprofitable;

  •
  We might not be able to obtain financing or to refinance loans on favorable terms, if at all;

  •
  We might be unable to obtain zoning, occupancy or other governmental approvals;

  •
  Occupancy rates and rents might not meet our projections and as a result the project could be unprofitable; and

  •
  In some cases, we might need the consent of third parties, such as anchor tenants, mortgage lenders and joint venture partners to conduct acquisition, development, re-development or expansion activities, and those consents may be withheld.

        If a project is unsuccessful, either because it is not meeting our expectations when operational or was not completed according to the project planning, we could lose our investment in the project. Furthermore, if we guarantee the property's financing, our loss could exceed our investment in the project.

Our assets may be subject to impairment charges that may materially affect our financial results.

        We evaluate our real estate assets and other assets for impairment indicators whenever events or changes in circumstances indicate that recoverability of our investment in the asset is not reasonably assured. This evaluation is conducted periodically, but no less frequently than quarterly. Our determination of whether a particular held-for-use asset is impaired is based upon the undiscounted projected cash flows used for the impairment analysis and our determination of the asset's estimated fair value, that in turn are based upon our plans for the respective asset and our views of market and economic conditions. With respect to assets held-for-sale, our determination of whether such an asset is impaired is based upon market and economic conditions. If we determine that a significant impairment has occurred, then we would be required to make an adjustment to the net carrying value of the asset, which could have a material adverse effect on our results of operations in the accounting period in which the adjustment is made. Furthermore, changes in estimated future cash flows due to a change in our plans, policies, or views of market and economic conditions could result in the recognition of additional impairment losses for already impaired assets, which, under the applicable accounting guidance, could be substantial.

Clauses in leases with certain tenants of our development or redevelopment properties frequently include inducements, such as reduced rent and tenant allowance payments,that can reduce our rents and funds from operations. As a result, these development or redevelopment properties are more likely to achieve lower returns during their stabilization periods than our previous development or redevelopment properties.

        The leases for a number of the tenants that have opened stores at properties we have developed or redeveloped have reduced rent from co-tenancy clauses that allow those tenants to pay reduced rent until occupancy at the respective property reaches certain thresholds and/or certain named co-tenants open stores at the respective property. Additionally, some tenants may have rent abatement clauses that delay rent commencement for a prolonged period of time after initial occupancy. The effect of these clauses reduces our rents and FFO while they are applicable. We expect to continue to offer co-tenancy and rent abatement clauses in the future to attract tenants to our development and redevelopment properties. As a result, our current and future development and redevelopment properties are more likely to achieve lower returns during their stabilization periods than other projects of this nature historically have, which may adversely impact our investment in such developments, as well as our financial condition and results of operations.

Real estate investments are relatively illiquid.

        Our properties represent a substantial portion of our total consolidated assets, and these investments are relatively illiquid. As a result, our ability to sell one or more of our properties or investments in real estate in response to any changes in economic or other conditions is limited. If we want to sell a property, we cannot be certain that we will be able to dispose of it in the desired time period or that the sale price of a property will exceed the cost of our investment in that property.

We face a wide range of competition that could affect our ability to operate profitably.

        Our properties compete with other retail properties and other forms of retail, such as catalogs and e-commerce websites. Competition could also come from strip centers, outlet centers, lifestyle centers, and malls, and both existing and future development projects. The presence of competitive alternatives might adversely impact the success of our existing properties, our ability to lease space and the rental rates we can obtain. We also compete with other retail property developers to acquire prime development sites. In addition, we compete with other retail property companies for tenants and qualified management. If we are unable to successfully compete, our business, results of operations and financial condition could be materially adversely affected.

        The increase in digital and mobile technology usage has increased the speed of the transition from shopping at physical locations to web-based purchases. If we are unsuccessful in adapting our business to changing consumer spending habits, our results of operations and financial condition could be materially adversely affected.

If we lose our key management personnel, we might not be able to successfully manage our business and achieve our objectives.

        WPG's management team includes experienced members of SPG's former mall platform and strip center management team who have a detailed understanding of our strip center properties. A large part of our success depends on the leadership and performance of our executive management team. If we lose the services of these individuals, we might not be able to successfully manage our business or achieve our business objectives.

We have limited control with respect to some properties that are partially owned or managed by third parties, which could adversely affect our ability to sell or refinance or otherwise take actions concerning these properties that would be in the best interests of our shareholders.

        We may continue to co-invest with third parties through partnerships, joint ventures, or other entities, including without limitation by acquiring controlling or non-controlling interests in, or sharing responsibility for, managing the affairs of a property, partnership, joint venture or other entity. We do not have sole decision-making authority regarding the one property that we currently hold through a joint venture with another party.

        Additionally, we might not be in a position to exercise sole decision-making authority regarding any future properties that we hold in a partnership or joint venture. Investments in partnerships, joint ventures or other entities could, under certain circumstances, involve risks that would not be present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt, suffer a deterioration in their financial condition, or fail to fund their share of required capital contributions. Partners or co-venturers could have economic or other business interests or goals that are inconsistent with our own business interests or goals, and could be in a position to take actions contrary to our policies or objectives.

        Such investments also have the potential risk of creating impasses on decisions, such as a sale or financing, because neither we nor our partner or co-venturer would have full control over the partnership or joint venture. Disputes between us and partners or co-venturers might result in litigation or arbitration that could increase our expenses and prevent our officers and/or directors from focusing their time and efforts on our business. Consequently, actions by, or disputes with, partners or co-venturers might result in subjecting properties owned by the partnership or joint venture to additional risk. In addition, we risk the possibility of being liable for the actions of our third-party partners or co-venturers.

Our revenues are dependent on the level of revenues realized by our tenants, and a decline in their revenues could materially adversely affect our business, results of operations and financial condition.

        We are subject to various risks that affect the retail environment generally, including levels of consumer spending, seasonality, changes in economic conditions, unemployment rates, an increase in the use of the Internet by retailers and consumers, and natural disasters. In addition, levels of consumer spending could be adversely affected by, for example, increases in consumer savings rates, increases in tax rates, reduced levels of income growth and other declines in consumer net worth and a strengthening of the U.S. dollar as compared to non-U.S. currencies.

        As a result of these and other economic and market-based factors, our tenants might be unable to pay their existing minimum rents or expense recovery charges due. Because substantially all of our income is derived from rentals of real property, our income and cash flow would be adversely affected if a significant number of tenants are unable to meet their obligations or their revenues decline. In addition, a decrease in retail demand could make it difficult for us to renew or re-lease our properties at lease rates equal to or above historical rates.

        Store closures and/or bankruptcy filings by tenants could occur during the course of our operations. We continually seek to re-lease vacant spaces resulting from tenant terminations. Large scale store closings or the bankruptcy of a tenant, particularly an anchor tenant, might make it more difficult to lease the remainder of a particular property or properties. Future tenant bankruptcies could adversely affect our properties or impact our ability to successfully execute our re-leasing strategy.

Economic and market conditions could negatively impact our business, results of operations and financial condition.

        The market in which we operate is affected by a number of factors that are largely beyond our control butcould nevertheless have a significant negative impact on us. These factors include, but are not limited to:

  •
  Interest rates and credit spreads;

  •
  The availability of credit, including the price, terms and conditions under which it can be obtained;

  •
  A decrease in consumer spending or sentiment, including as a result of increases in savings rates and tax increases, and any effect that this might have on retail activity;

  •
  The actual and perceived state of the real estate market, market for dividend-paying stocks and public capital markets in general; and

  •
  Unemployment rates, both nationwide and within the primary markets in which we operate.

        In addition, increased inflation might have a pronounced negative impact on the interest expense we pay in connection with our outstanding indebtedness and our general and administrative expenses, as these costs could increase at a rate higher than our rents. Inflation might adversely affect tenant leases with stated rent increases, which could be lower than the increase in inflation at any given time. Inflation could also have an adverse effect on consumer spending which could impact our tenants' sales and, in turn, our own results of operations.

        Conversely, deflation might result in a decline in general price levels, often caused by a decrease in the supply of money or credit. The predominant effects of deflation are high unemployment, credit contraction and weakened consumer demand. Restricted lending practices might impact our ability to obtain financing for our properties and might also negatively impact our tenants' ability to obtain credit. Decreases in consumer demand can have a direct impact on our tenants and the rents we receive.

        A slow-growing economy hinders consumer spending, which could decrease the level of discretionary income available for shopping at our properties. Weak income growth could weigh down consumer spending, which could be further affected if the overall economy suffers a setback.

An increase in market interest rates could increase our interest costs on existing and future debt and could adversely affect our share price.

        An environment of rising interest rates could lead holders of our common shares to seek higher yields through other investments, which could adversely affect the market price of our common shares. One of the factors that may influence the price of our common shares in public markets is the annual distribution rate we pay as compared with the yields on alternative investments. In addition, increases in market interest rates could result in increased borrowing costs for us, which may adversely affect our cash flow and the amounts available for distributions to our shareholders.

Following the Merger, we have significant indebtedness, which could adversely affect our business, including decreasing our business flexibility and increasing our interest expense.

        The consolidated indebtedness of our business as of December 31, 2014 was approximately $2.3 billion. Our pro forma indebtedness as of December 31, 2014, after giving effect to the Merger and other transactions contemplated by the Merger agreement and the anticipated incurrence and extinguishment of indebtedness in connection therewith, was approximately $4.8 billion. We have substantially increased indebtedness following completion of the Merger in comparison to our indebtedness on a recent historical basis, which could have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions and increasing our interest expense. In addition, we have and will continue to incur various costs and expenses associated with the financing. The amount of cash required to pay interest on our increased indebtedness levels following completion of the Merger are greater than the amount of cash flows required to service our indebtedness prior to the Merger. Our increased levels of indebtedness following completion of the Merger could also reduce access to capital and increase borrowing costs generally, thereby reducing funds available for working capital, capital expenditures, tenant improvements, acquisitions and other general corporate purposes and may create competitive disadvantages for us relative to other companies with lower debt levels. If we do not achieve the expected benefits and cost savings from the Merger, or if the financial performance of the combined company does not meet current expectations, then our ability to service our indebtedness may be adversely impacted.

        Certain of the indebtedness that we incurred in connection with the Merger bears interest at variable interest rates. If interest rates increase, such variable rate debt would create higher debt service requirements, which could adversely affect our cash flows.

The agreements that govern our indebtedness, including the indebtedness incurred and assumed in connection with the Merger, contain various covenants that impose restrictions on us and certain of our subsidiaries that might affect our or their ability to operate.

        We have a variety of unsecured debt, including the bridge facility and credit facility, and secured property-level debt. The agreements that govern such indebtedness, including the indebtedness incurred and assumed in connection with the Merger, contain various affirmative and negative covenants that could, subject to certain significant exceptions, restrict the ability of us and certain of our subsidiaries to, among other things, have liens on property, incur additional indebtedness, make loans, advances or other investments, make non-ordinary course asset sales, and/or merge or consolidate with any other person or sell or convey certain assets to any one person. In addition, some of the agreements that govern the debt financing contain financial covenants that require us to maintain certain financial ratios. Our ability and the ability of our subsidiaries to comply with these provisions might be affected by events beyond our control. Failure to comply with these covenants could result in an event of default, which, if not cured or waived, could accelerate our repayment obligations.

If we cannot obtain additional capital, our growth might be limited.

        In order to qualify and maintain our qualification as a REIT each year, we are required to distribute at least 90% of our REIT taxable income, excluding net capital gains, to our shareholders. As a result, our retained earnings available to fund acquisitions, development, or other capital expenditures are nominal, and we rely upon the availability of additional debt or equity capital to fund these activities. Our long-term ability to grow through acquisitions or development, which is an important component of our strategy, will be limited if we cannot obtain additional debt financing or equity capital. Market conditions might make it difficult to obtain debt financing or raise equity capital, and we cannot be certain that we will be able to obtain additional debt or equity financing or that we will be able to obtain such capital on favorable terms.

Adverse changes in any credit rating might affect our borrowing capacity and borrowing terms.

        Our outstanding debt is periodically rated by nationally recognized credit rating agencies. Our credit ratings impact the cost and availability of future borrowings and, accordingly, our cost of capital. Our ratings reflect each rating organization's opinion of our financial strength, operating performance and ability to meet debt obligations. Prior to the Merger, the major credit rating agencies assigned our company an investment grade credit rating of BBB or Baa2. However, as a result of the Merger and related financings, we have been informed by S&P and Moody's that it has been placed on negative watch and Fitch has downgraded us to a BBB– rating. There can be no assurance that we will achieve a particular rating or maintain a particular rating in the future.

We may enter into hedging interest rate protection arrangements that might not effectively limit our interest rate risk.

        We may seek to selectively manage any exposure that we might have to interest rate risk through interest rate protection agreements geared toward effectively fixing or capping a portion of our variable-rate debt. In addition, we may refinance fixed-rate debt at times when we believe rates and terms are appropriate. Any such efforts to manage these exposures might not be successful.

        Our potential use of interest rate hedging arrangements to manage risk associated with interest rate volatility might expose us to additional risks, including the risk that a counterparty to a hedging arrangement fails to honor its obligations. Developing an effective interest rate risk strategy is complex and no strategy can completely insulate us from risks associated with interest rate fluctuations. There can be no assurance that hedging activities will have the desired beneficial impact on our results of operations or financial condition. Termination of these hedging agreements typically involves costs, such as transaction fees or breakage costs.

We are subject to various regulatory requirements, and any changes in such requirements could have a material adverse effect on our business, results of operations and financial condition.

        The laws, regulations and policies governing our business, or the regulatory or enforcement environment at the national level or in any of the states in which we operate, might change at any time and could have a material adverse effect on our business. For example, the Patient Protection and Affordable Care Act of 2010, as it is phased-in over time, might significantly impact our cost of providing employees with health care insurance. We are unable to predict how this, or any other future legislative or regulatory proposals or programs, will be administered or implemented, or whether any additional or similar changes to statutes or regulations, including the interpretation or implementation thereof, will occur in the future. In addition, changes in tax laws might have a significant impact on our operating results. For more information regarding the impact of changing tax laws on our operating results, please refer to the risk factors section titled "Risks Related to Our Status as a REIT."

        Our inability to remain in compliance with regulatory requirements could have a material adverse effect on our operations and on our reputation generally. We are unable to give any assurances that applicable laws or regulations will not be amended or construed differently, or that new laws and regulations will not be adopted, either of which could have a material adverse effect on our business, financial condition or results of operations.

As owners of real estate, we might face liabilities or other significant costs related to environmental issues.

        Federal, state and local laws and regulations relating to the protection of the environment might require us, as a current or previous owner or operator of real property, to investigate and clean up hazardous or toxic substances or petroleum product releases at a property or at impacted neighboring properties. These laws and regulations might require us to abate or remove asbestos containing materials in the event of damage, demolition or renovation, reconstruction or expansion of a property and also govern emissions of and exposure to asbestos fibers in the air. These laws and regulations also govern the installation, maintenance and removal of underground storage tanks used to store waste oils or other petroleum products. Many of our properties contain, or at one time contained, asbestos containing materials or underground storage tanks (primarily related to auto service center establishments or emergency electrical generation equipment). The costs of investigation, removal or remediation of hazardous or toxic substances could be substantial and could adversely affect our results of operations or financial condition. The presence of contamination, or the failure to remediate contamination, might also adversely affect our ability to sell, lease or redevelop a property or to borrow using a property as collateral.

        In addition, under various federal, state or local laws, ordinances and regulations, a current or previous owner or operator of real estate might be held liable to third parties for bodily injury or property damage incurred by the parties in connection with the contamination. These laws often impose liability without regard to whether the owner or operator knew of, or otherwise caused, the release of the hazardous or toxic substances. The presence of contamination at any of our properties, or the failure to remediate contamination discovered at such properties, could result in significant costs to us and/or materially adversely affect our ability to sell or lease such properties or to borrow using such properties as collateral.

        For example, federal, state and local laws require abatement or removal of asbestos-containing materials in the event of demolition or certain renovations or remodeling, the cost of which might be substantial for certain re-developments. These regulations also govern emissions of, and exposure to, asbestos fibers in the air, which might necessitate implementation of site-specific maintenance practices. Certain laws also impose liability for the release of asbestos-containing materials into the air, and third parties might seek recovery from owners or operators of real property for personal injury or property damage associated with asbestos-containing materials. Asbestos-containing building materials are present at some of our properties and might be present at others. To minimize the risk of on-site asbestos being improperly disturbed, we have developed and implemented asbestos operations and maintenance programs to manage asbestos-containing materials and suspected asbestos-containing materials in accordance with applicable legal requirements, however we cannot be certain that our programs eliminate all risk of asbestos being improperly disturbed. Any liability, and the associated costs thereof, we might face for environmental matters could adversely impact our ability to operate our business and our financial condition.

Some of our potential losses might not be covered by insurance.

        We maintain insurance coverage with third-party carriers who provide a portion of the coverage for specific layers of potential losses, including commercial general liability, fire, flood, extended coverage and rental loss insurance on all of our properties. The initial portion of coverage not provided by third-party carriers will either be insured through a wholly owned captive insurance companies or other financial arrangements controlled by SPG. A third-party carrier has, in turn, agreed to provide evidence of coverage for this layer of losses under the terms and conditions of the carrier's policy. A similar policy written through SPG's captive insurance entities also provides initial coverage for property insurance and certain windstorm risks at the properties located in coastal windstorm locations.

        There are some types of losses, including lease and other contract claims and certain catastrophic perils that generally are not insured or are subject to large insurance deductibles. If an uninsured loss or a loss in excess of insured limits occurs, or a loss for which there is a large deductible occurs, we could lose all or a portion of the capital we have invested in a property, as well as the anticipated future revenue it could generate.

        We currently maintain insurance coverage for acts of terrorism by foreign or domestic agents. The United States government provides reinsurance coverage to insurance companies following a declared terrorism event under the Terrorism Risk Insurance Program Reauthorization Act, which extended the effectiveness of the Terrorism Risk Insurance Extension Act (which we refer to as the "TRIA") of 2005.

The TRIA is designed to reinsure the insurance industry from declared terrorism events that cause or create in excess of $100 million in damages or losses. The U.S. government could terminate its reinsurance of terrorism, thus increasing the risk of uninsured losses for such acts. Our tenants are likely subject to similar risks.

Our due diligence review of acquisition opportunities or other transactions might not identify all pertinent risks, which could materially affect our business, financial condition, liquidity and results of operations.

        Although we intend to conduct due diligence with respect to each acquisition opportunity or other transaction that we pursue, including without limitation the Merger with Glimcher, it is possible that our due diligence processes will not or did not uncover all relevant facts, particularly with respect to any assets we acquire from third parties including assets acquired from Glimcher. In some cases, we might be given limited access to information about the investment and will rely on information provided by the target of the investment. In addition, if opportunities are scarce, the process for selecting bidders is competitive, or the time frame in which we are required to complete diligence is short, our ability to conduct a due diligence investigation might be limited, and we would be required to make investment decisions based upon a less thorough diligence process than would otherwise be the case. Accordingly, investments and other transactions that initially appear to be viable may prove to not be so over time, due to the limitations of the due diligence process or other factors. Specifically regarding the Merger with Glimcher, we relied on the information provided by Glimcher to assess the viability of the acquisition, and therefore we may not have obtained the full extent of the information we needed to accurately assess the pertinent risks.

We are dependent on SPG to provide services to us pursuant to the property management agreements and transition services agreement; it may be difficult to replace the services provided under such agreements, and employees of SPG will face competing demands on their time in discharging their duties to WPG under these agreements.

        We depend on SPG to provide certain services to us in operating our malls such as negotiating leases with tenants, promoting the property through advertisements, billing tenants for rent and all other charges, paying the salaries of all employees of SPG responsible for management of the properties, making such repairs as approved in the budgets, maintenance and payment of any taxes or fees. The loss of such services could adversely affect our operations. Furthermore, these employees face competing demands on their time in discharging their duties to us under these agreements, the compensation of these employees is entirely determined by SPG and might not be linked to the operating performance of our malls, and the continued service of these employees pursuant to the property management agreements is not guaranteed.

        It may be difficult for us to replace our property management agreements with SPG. The property management agreements may be terminated by either party as of the end of the initial term or during any renewal term upon 180 days' prior notice to the other party. If the property management agreements are terminated we will need to replace the services provided by SPG and the terms of such replacement agreements may be less favorable to us.

We cannot assure you that we will be able to continue paying distributions at the current rate.

        Since our separation from SPG in May 2014, we have maintained a policy to pay a quarterly cash dividend at an annualized rate of $1.00 per common share and intend to pay the same dividend going forward. However, holders of our common shares may not receive the same quarterly dividends following the Merger for various reasons, including the following:

  •
  As a result of the Merger and the issuance of our common shares in connection with the Merger, the total amount of cash required to pay dividends at our current rate will need to increase;

  •
  We may not have enough cash to pay such distributions due to changes in our cash requirements, indebtedness, capital spending plans, cash flows or financial position;

  •
  Decisions on whether, when and in what amounts to make any future distributions will remain at all times entirely at the discretion of our Board, which reserves the right to change dividend practices at any time and for any reason;

  •
  We may desire to retain cash to maintain or improve our credit ratings;

  •
  The ability of our subsidiaries to make distributions to us may be subject to restrictions imposed by law, regulation or the terms of any current or future indebtedness that these subsidiaries may incur; and

  •
  The interest costs associated with the financing agreements into which we entered into in connection with the Merger.

        Our shareholders have no contractual or other legal right to distributions that have not been declared.

We face potential adverse effects from tenant bankruptcies.

        Bankruptcy filings by retailers occur regularly in the course of our operations. We continually seek to re-lease vacant spaces resulting from tenant terminations. The bankruptcy of a tenant, particularly an anchor tenant, may make it more difficult to lease the remainder of the affected properties. Furthermore, certain of our tenants, including anchor tenants, hold the right under their lease(s) to terminate their lease(s) or reduce their rental rate if certain occupancy conditions are not met, if certain anchor tenants close, if certain sales levels or profit margins are not achieved, or if an exclusive use provision is violated, which all could be triggered in the event of one or more tenant bankruptcies. Future tenant bankruptcies could adversely affect our properties or impact our ability to successfully execute our re-leasing strategy.

Failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and share price.

        As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the Dodd-Frank Act and are required to prepare our financial statements according to the rules and regulations required by the SEC. In addition, the Exchange Act requires that we file annual, quarterly and current reports. Our failure to prepare and disclose this information in a timely manner or to otherwise comply with applicable law could subject us to penalties under federal securities laws, expose us to lawsuits and restrict our ability to access financing.

        In addition, the Sarbanes-Oxley Act requires that we, among other things, establish and maintain effective internal controls and procedures for financial reporting and disclosure purposes. Internal control over financial reporting is complex and may be revised over time to adapt to changes in our business, or changes in applicable accounting rules. We cannot assure you that our internal control over financial reporting will be effective in the future or that a material weakness will not be discovered with respect to a prior period for which we had previously believed that internal controls were effective. If we are not able to maintain or document effective internal control over financial reporting, our independent registered public accounting firm will not be able to certify as to the effectiveness of our internal control over financial reporting in future reports, when such certifications will be required.

        Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis, or may cause our company to restate previously issued financial information, and thereby subject us to adverse regulatory consequences, including sanctions or investigations by the SEC, or violations of applicable stock exchange listing rules. There could also be a negative reaction in the financial markets due to a loss of investor confidence in our company and the reliability of our financial statements. Confidence in the reliability of our financial statements is also likely to suffer if we or our independent registered public accounting firm report a material weakness in our internal control over financial reporting. This could materially adversely affect our company by, for example, leading to a decline in our share price and impairing our ability to raise additional capital.

Risks Related to the Merger

We incurred substantial expenses and incurred substantial additional indebtedness related to the Merger.

        We incurred substantial expenses in connection with consummating the Merger and integrating the businesses, operations, networks, systems, technologies, policies and procedures of Glimcher and WPG following the consummation of the Merger. The Merger and integration expenses associated with the Merger could, particularly in the near term, exceed the savings that we expect to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings related to the integration of the businesses following the completion of the Merger. There can be no assurances that the expected benefits, synergies and efficiencies related to the integration of the businesses will be realized in the time expected, or at all, to offset these transaction and integration expenses.

        In addition, we entered into a new bridge loan facility [and assumed significant indebtedness] in connection with the Merger, which significantly increased our indebtedness. See the above risk factor captioned "Following the Merger, we have significant indebtedness, which could adversely affect our business, including decreasing our business flexibility and increasing our interest expense".

Our future results will suffer if we do not effectively integrate our business with that of Glimcher following the Merger.

        We may be unable to integrate successfully our business with that of Glimcher and realize the anticipated benefits of the Merger or do so within the anticipated timeframe. Even though we and Glimcher are operationally similar, we are and will continue to be required to devote significant management attention and resources to integrating Glimcher's business practices and operations with our own. In addition, the agreements we entered into with SPG in connection with our separation from SPG in May 2014 (discussed above), might prevent or delay us from fully integrating our businesses with that of Glimcher or might force us to incur costs to terminate such arrangements in excess of what is anticipated. The integration process could distract management, disrupt our ongoing business or result in inconsistencies in our operations, services, standards, controls, procedures and policies, any of which could adversely affect our ability to maintain relationships with tenants, lenders, joint venture partners, vendors and employees or to achieve all or any of the anticipated benefits of the Merger.

As a result of the Merger, we may be unable to effectively attract, retain or motivate key employees.

        Our success after the Merger will depend in part upon our ability to attract, retain and motivate key employees. Key employees might depart because of issues relating to the Merger, including uncertainty and difficulty of integration or a desire not to remain with us following the Merger. Accordingly, there can be no assurance that we will be able to attract, retain or motivate key employees following the Merger to the same extent as in the past.

We may incur adverse tax consequences if Glimcher has failed or fails to qualify as a REIT for U.S. federal income tax purposes.

        Glimcher received an opinion of counsel to the effect that, commencing with Glimcher's initial taxable year ended December 31, 1994 through Glimcher's taxable year ended December 31, 2013, Glimcher has been organized and operated in conformity with the requirements for qualification and taxation as a REIT and that, since January 1, 2014, its actual organization and method of operation has enabled Glimcher to meet, through the effective time of the Merger, the requirements for qualification and taxation as a REIT. The opinion is subject to customary qualifications and based on customary representations made by Glimcher, and if any such representations are or become inaccurate or incomplete, such opinion may be invalid and the conclusions reached therein could be jeopardized. In addition, the opinion is not binding on the IRS or any court, and there can be no assurance that the IRS will not take a contrary position or that such position would not be sustained. If Glimcher has failed or fails to qualify as a REIT for U.S.

federal income tax purposes, we may inherit or incur significant tax liabilities (including with respect to any gain realized by Glimcher as a result of the Merger) and could lose our own REIT status should facts or activities as a result of which Glimcher failed to qualify as a REIT continue.

Risks Related to the Separation from SPG

We have a limited history operating as an independent company, and our historical financial information is not necessarily representative of the results that we would have achieved as a separate, publicly traded company and may not be a reliable indicator of our future results.

        The historical information about us in this Form 10-K prior to May 28, 2014 is derived from the historical accounting records of SPG and refers to our business as operated by and integrated with SPG. Our historical financial information included in this information statement is derived from the consolidated financial statements and accounting records of SPG. Accordingly, the historical and financial information does not necessarily reflect the financial condition, results of operations or cash flows that we would have achieved as a separate, publicly traded company during the periods presented or those that we will achieve in the future. Factors which could cause our results to differ from those reflected in such historical financial information and which may adversely impact our ability to receive similar results in the future include, but are not limited to, the following:

  •
  Prior to the separation, our business had been operated by SPG as part of its broader corporate organization, rather than as an independent company. SPG or one of its affiliates performed various corporate functions for us, such as accounting, information technology, and finance. Following the separation, SPG provided some of these functions to us, as described in "Agreements with SPG in Connection with the Separation" under Item 1, "Business". Our historical financial results for periods prior to the separation from SPG reflect allocations of corporate expenses from SPG for such functions and are likely to be less than the expenses we would have incurred had we operated as a separate, publicly traded company. We have and will continue to make significant investments to replicate or outsource from other providers certain facilities, systems, infrastructure, and personnel to which we no longer have access after our separation from SPG. Developing our ability to operate without access to SPG's current operational and administrative infrastructure will be costly and may prove difficult;

  •
  During the time our business was integrated with the other businesses of SPG, we were able to use SPG's size and purchasing power in procuring various goods and services and shared economies of scope and scale in costs, employees, vendor relationships and customer relationships. For example, we were historically able to take advantage of SPG's purchasing power in technology and services, including information technology, marketing, insurance, treasury services, property support and the procurement of goods. Although we entered into certain transition and other separation-related agreements with SPG, in the future these arrangements might not continue fully capture the benefits we have enjoyed as a result of being integrated with SPG and might result in us paying higher charges than in the past for these services. In addition, services provided to us under the transition services agreement will generally only be provided for a maximum of 24 months, and this may not be sufficient to meet our needs. As a separate, independent company, we may be unable to obtain goods and services at the prices and terms obtained prior to the separation, which could decrease our overall profitability. As a separate, independent company, we may also not be as successful in negotiating favorable tax treatments and credits with governmental entities. Likewise, it may be more difficult for us to attract and retain desired tenants. This could have an adverse effect on our business, results of operations and financial condition following the completion of the separation;

  •
  Before the separation, generally our working capital requirements and capital for our general corporate purposes, including acquisitions, research and development, and capital expenditures,

    were historically satisfied as part of SPG's cash management policies. Since the separation, we have been and may continue to be required to obtain additional financing from banks, through public offerings or private placements of debt or equity securities, strategic relationships or other arrangements, which might not be on terms as favorable to those obtained by SPG, and the cost of capital for our business may be higher than SPG's cost of capital prior to the separation; and

  •
  As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the Dodd-Frank Act and are required to prepare our financial statements according to the rules and regulations required by the SEC. Complying with these requirements could result in significant costs to us and require us to divert substantial resources, including management time, from other activities.

        Other significant changes have occurred and may continue to occur in our cost structure, management, financing and business operations as a result of operating as an independent company. For additional information about the past financial performance of our business and the basis of presentation of the historical combined financial statements of our business, please refer to "Selected Historical Combined Financial Data," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the historical financial statements and accompanying notes included elsewhere in this Form 10-K.

Under the agreements relating to the separation from SPG, we might not be able to engage in desirable strategic or capital-raising transactions following the separation. In addition, we could be liable for adverse tax consequences resulting from engaging in significant strategic or capital-raising transactions.

        To preserve the tax-free treatment of the separation, for the two-year period following the separation, we might be prohibited, except in specific circumstances, from: (i) entering into any transaction pursuant to which all or a portion of our shares would be acquired, whether by merger or otherwise, (ii) issuing equity securities beyond certain thresholds, (iii) repurchasing our common shares, (iv) ceasing to actively conduct certain of our businesses, or (v) taking or failing to take any other action that prevents the distribution and related transactions from being tax-free.

        These restrictions may limit our ability to pursue strategic transactions or engage in new business or other transactions that may maximize the value of WPG's business. For more information, please refer to "Agreements with SPG in Connection with the Separation" under Item 1, "Business".

Potential indemnification liabilities to SPG pursuant to the separation agreement could materially adversely affect our operations.

        The separation agreement with SPG provides for, among other things, the principal corporate transactions required to effect the separation, certain conditions to the separation and distribution and provisions governing our relationship with SPG with respect to and following the separation and distribution. Among other things, the separation agreement provides for indemnification obligations designed to make us financially responsible for substantially all liabilities that may exist relating to our business activities, whether incurred prior to or after the separation and distribution, as well as those obligations of SPG that we will assume pursuant to the separation agreement. If we are required to indemnify SPG under the circumstances set forth in this agreement, we may be subject to substantial liabilities. For a description of this agreement, please refer to "Agreements with SPG in Connection with the Separation" under Item 1, "Business".

After the separation, certain of our directors and executive officers have actual or potential conflicts of interest because of their previous or continuing equity interest in, or positions at, SPG.

        Some of our directors or executive officers are persons who are or have been employees of SPG. Because of their former positions with SPG, certain of our directors and executive officers own SPG common stock or other equity awards. Even though our board of directors consists of a majority of directors who are independent, since the separation some of our executive officers and some of our directors continue to have a financial interest in SPG common stock. In addition, certain of our directors have continued to serve on the board of directors of SPG and as executive officers of SPG. Continued ownership of SPG common stock, or service as a director at both companies, could create, or appear to create, potential conflicts of interest.

We might not achieve some or all of the expected benefits of the separation, and the separation might adversely affect our business.

        We might not be able to achieve the full strategic and financial benefits expected to result from the separation, or such benefits may be delayed due to a variety of circumstances, not all of which may be under our control. The separation is expected to provide the following benefits over time, among others: (i) a distinct investment identity allowing investors to evaluate our merits, performance and future prospects as an independent company; (ii) more efficient allocation of capital for both SPG and for us; and (iii) direct access by us to the capital markets.

        We might not achieve these and other anticipated benefits for a variety of reasons, including, among others: (i) following the separation, we may be more susceptible to market fluctuations and other adverse events than if we were still a part of SPG; (ii) following the separation, our business is less diversified than SPG's business prior to the separation; and (iii) the other actions required to separate our business from that of SPG could disrupt our operations. If we fail to achieve some or all of the benefits expected to result from the separation, or if such benefits are delayed, our business, financial conditions and results of operations could be materially adversely affected.

In connection with our separation from SPG, SPG will indemnify us for certain pre-distribution liabilities and liabilities related to SPG assets. However, there can be no assurance that these indemnities will be sufficient to insure us against the full amount of such liabilities, or that SPG's ability to satisfy its indemnification obligation will not be impaired in the future.

        Pursuant to the separation agreement, SPG has agreed to indemnify us for certain liabilities. However, third parties could seek to hold us responsible for any of the liabilities that SPG agrees to retain, and there can be no assurance that SPG will be able to fully satisfy its indemnification obligations. Moreover, even if we ultimately succeed in recovering from SPG any amounts for which we are held liable, such indemnification may be insufficient to fully offset the financial impact of such liabilities and/or we may be temporarily required to bear these losses while seeking recovery from SPG.

Risks Related to Our Status as a REIT

If we fail to remain qualified as a REIT, we will be subject to U.S. federal income tax as a regular corporation and could face substantial tax liability, which would substantially reduce funds available for distribution to our shareholders.

        We received an opinion of our special REIT tax advisors, with respect to our qualification as a REIT in connection with the separation. In addition, we received an opinion of counsel with respect to Glimcher's qualification as a REIT, which qualification, as a result of the Merger, impacts our status as a REIT. Investors should be aware, however, that opinions of advisors are not binding on the IRS or any court.

        If we were to fail to qualify as a REIT in any taxable year, we would be subject to U.S. federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates, and distributions to our shareholders would not be deductible by us in computing our taxable income. Any such corporate tax liability could be substantial and would reduce the amount of cash available for distribution to our shareholders, which in turn could have an adverse effect on the value of, and trading prices for, our common shares. Unless we are deemed to be entitled to relief under certain provisions of the Code, we would also be disqualified from taxation as a REIT for the four taxable years following the year during which we initially ceased to qualify as a REIT.

Our failure to qualify as a REIT could cause our shares to be delisted from the NYSE.

        The NYSE requires, as a condition to the listing of our common shares, that we maintain our REIT status. Consequently, if we fail to maintain our REIT status, our common shares could promptly be delisted from the NYSE, which would decrease the trading activity of such common shares, making the sale of such common shares difficult.

        If we were delisted as a result of losing our REIT status and wished to relist our shares on the NYSE, we would be required to reapply to the NYSE to be listed as a non-REIT corporation. As the NYSE's listing standards for REITs are less burdensome than its standards for non-REIT corporations, it would be more difficult for us to become a listed company under these heightened standards. We might not be able to satisfy the NYSE's listing standards for non-REIT corporations. As a result, if we were delisted from the NYSE, we might not be able to relist as a non-REIT corporation, in which case our shares could not trade on the NYSE.

Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.

        Dividends payable by non-REIT corporations to non-REIT shareholders that are individuals, trusts and estates are generally taxed at reduced tax rates. Dividends payable by REITs, however, generally are not eligible for the reduced rates. The more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the shares of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common shares.

Qualifying as a REIT involves highly technical and complex provisions of the Code.

        Qualifying as a REIT involves the application of highly technical and complex provisions of the Code for which only limited judicial and administrative authorities exist. Even a technical or inadvertent violation could jeopardize our REIT qualification. Our qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, shareholder ownership and other requirements on a continuing basis. Compliance with these requirements must be carefully monitored on a continuing basis, and there can be no assurance that our personnel responsible for doing so will be able to successfully monitor our compliance, despite clauses in the property management agreements requiring such monitoring. In addition, our ability to satisfy the requirements to qualify to be taxed as a REIT might depend, in part, on the actions of third parties over which we have either no control or only limited influence.

Legislative, administrative, regulatory or other actions affecting REITs, including positions taken by the IRS, could have a negative effect on us.

        The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process, and by the IRS and the U.S. Department of the Treasury (the "Treasury"). In particular, in June 2013, several companies pursuing REIT conversions disclosed that they had been informed by the IRS that it had formed a new internal working group to study the current legal standards the IRS uses to define "real estate" for purposes of the REIT provisions of the Code. Changes to the tax laws or interpretations thereof by the IRS and the Treasury, with or without retroactive application, could materially and adversely affect our investors or our company. We cannot predict how changes in the tax laws might affect our investors or us. New legislation, Treasury regulations, administrative interpretations or court decisions could significantly and negatively affect our ability to qualify to be taxed as a REIT and/or the U.S. federal income tax consequences to our investors and our company of such qualification.

REIT distribution requirements could adversely affect our liquidity and our ability to execute our business plan.

        In order for us to qualify to be taxed as a REIT, and assuming that certain other requirements are also satisfied, we generally must distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains, to our shareholders each year, so that U.S. federal corporate income tax does not apply to earnings that we distribute. To the extent that we satisfy this distribution requirement and qualify for taxation as a REIT, but distribute less than 100% of our REIT taxable income, determined without regard to the dividends paid deduction and including any net capital gains, we will be subject to U.S. federal corporate income tax on our undistributed net taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we distribute to our shareholders in a calendar year is less than a minimum amount specified under U.S. federal income tax laws. We intend to make distributions to our shareholders to comply with the REIT requirements of the Code.

        From time to time, we might generate taxable income greater than our cash flow as a result of differences in timing between the recognition of taxable income and the actual receipt of cash or the effect of nondeductible capital expenditures, the creation of reserves, or required debt or amortization payments. If we do not have other funds available in these situations, we could be required to borrow funds on unfavorable terms, sell assets at disadvantageous prices, distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt, or make taxable distributions of our capital stock or debt securities to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirement and avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our equity. Further, amounts distributed will not be available to fund investment activities. Thus, compliance with the REIT requirements may hinder our ability to grow, which could adversely affect the value of our shares. Any restrictions on our ability to incur additional indebtedness or make certain distributions could preclude us from meeting the 90% distribution requirement. Decreases in funds from operations due to unfinanced expenditures for acquisitions of properties or increases in the number of shares outstanding without commensurate increases in funds from operations each would adversely affect our ability to maintain distributions to our shareholders. Consequently, there can be no assurance that we will be able to make distributions at the anticipated distribution rate or any other rate. Please refer to the risk factor titled "We cannot assure you that we will be able to continue paying distributions at the current rate.."

Even if we remain qualified as a REIT, we could face other tax liabilities that reduce our cash flows.

        Even if we remain qualified for taxation as a REIT, we could be subject to certain U.S. federal, state and local taxes on our income and assets, including taxes on any undistributed income and state or local income, property and transfer taxes. For example, in order to meet the REIT qualification requirements, we may hold some of our assets or conduct certain of our activities through one or more taxable REIT subsidiaries ("TRSs") or other subsidiary corporations that will be subject to federal, state and local corporate-level income taxes as regular C corporations. In addition, we might incur a 100% excise tax on transactions with a TRS if they are not conducted on an arm's-length basis. Any of these taxes would decrease cash available for distribution to our shareholders.

Complying with REIT requirements might cause us to forego otherwise attractive acquisition opportunities or liquidate otherwise attractive investments.

        To qualify to be taxed as a REIT for U.S. federal income tax purposes, we must ensure that, at the end of each calendar quarter, at least 75% of the value of our assets consist of cash, cash items, government securities and "real estate assets" (as defined in the Code), including certain mortgage loans and securities. The remainder of our investments (other than government securities, qualified real estate assets and securities issued by a TRS) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer.

        Additionally, in general, no more than 5% of the value of our total assets (other than government securities, qualified real estate assets and securities issued by a TRS) can consist of the securities of any one issuer, and no more than 25% of the value of our total assets can be represented by securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we might be required to liquidate or forego otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our shareholders.

        In addition to the asset tests set forth above, to qualify to be taxed as a REIT, we must continually satisfy tests concerning, among other things, the sources of our income, the amounts we distribute to our shareholders and the ownership of our shares. We might be unable to pursue investments that would be otherwise advantageous to us in order to satisfy the source-of-income or asset-diversification requirements for qualifying as a REIT. Thus, compliance with the REIT requirements may hinder our ability to make certain attractive investments.

Complying with REIT requirements might limit our ability to hedge effectively and may cause us to incur tax liabilities.

        The REIT provisions of the Code substantially limit our ability to hedge our assets and liabilities. Income from certain potential hedging transactions that we may enter into to manage risk of interest rate changes with respect to borrowings made or to be made to acquire or carry real estate assets or from transactions to manage risk of currency fluctuations with respect to any item of income or gain that satisfy the REIT gross income tests (including gain from the termination of such a transaction) does not constitute "gross income" for purposes of the 75% or 95% gross income tests that apply to REITs, provided that certain identification requirements are met. To the extent that we enter into other types of hedging transactions or fail to properly identify such transaction as a hedge, the income is likely to be treated as non-qualifying income for purposes of both of the gross income tests.

        As a result of these rules, we might be required to limit our use of advantageous hedging techniques or implement those hedges through a total return swap. This could increase the cost of our hedging activities because the total return swap may be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in the total return swap will generally not provide any tax benefit, except that such losses could theoretically be carried back or forward against past or future taxable income in the total return swap.

We might be unable to generate sufficient revenue from operations to pay our operating expenses and to pay distributions to our shareholders.

        As a REIT, we are generally required to distribute at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gain) each year to our shareholders. To qualify for the tax benefits accorded to REITs, we intend to make distributions to our shareholders in amounts such that we distribute all or substantially all of our net taxable income each year, subject to certain adjustments. However, our ability to make distributions may be adversely affected by the risk factors described herein.

The share ownership limit imposed by the Code for REITs, and our amended and restated articles of incorporation, may inhibit market activity in our shares and restrict our business combination opportunities.

        In order for us to maintain our qualification as a REIT under the Code, not more than 50% in value of our outstanding shares may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) at any time during the last half of each taxable year after our first taxable year. Our amended and restated articles of incorporation, with certain exceptions, authorize our board of directors to take the actions that are necessary and desirable to preserve our qualification as a REIT. Unless exempted by our board of directors, no person may own more than 8%, or 18% in the case of members of the Simon family and related persons, of any class of capital stock or any combination thereof, determined by the number of shares outstanding, voting power or value (as determined by our board of directors), whichever produces the smallest holding of capital stock under the three methods, computed with regard to all outstanding shares of capital stock and, to the extent provided by the Code, all shares of capital stock issuable under outstanding options and exchange rights that have not been exercised. Our board of directors may grant an exemption in its sole discretion, subject to such conditions, representations and undertakings as it may determine in its sole discretion. These ownership limits could delay or prevent a transaction or a change in our control that might involve a premium price for our common shares or otherwise be in the best interest of our shareholders.

Risks Related to Our Common and Preferred Shares

We cannot guarantee the timing, amount, or payment of dividends on our common shares.

        Although we expect to pay regular cash dividends following the separation, the timing, declaration, amount and payment of future dividends to shareholders will fall within the discretion of our board of directors. Our board of directors' decisions regarding the payment of dividends will depend on many factors, such as our financial condition, earnings, capital requirements, debt service obligations, limitations under our financing arrangements, industry practice, legal requirements, regulatory constraints, and other factors that it deems relevant. Our ability to pay dividends will depend on our ongoing ability to generate cash from operations and access capital markets. We cannot guarantee that we will pay a dividend in the future or continue to pay any dividend if we commence paying dividends. For more information, Please refer to the risk factor titled "We cannot assure you that we will be able to continue paying distributions at the current rate.."

Our cash available for distribution to shareholders might be insufficient to pay distributions at any particular levels or in amounts sufficient to maintain our REIT qualification, which could require us to borrow funds in order to make such distributions.

        As a REIT, we are required to distribute at least 90% of our REIT taxable income each year, excluding net capital gains, to our shareholders. We intend to make regular quarterly distributions whereby we expect to distribute at least 100% of our REIT taxable income to our shareholders out of assets legally available thereof. Based on the amount of our REIT taxable income for the twelve-month period ended December 31, 2014 as reflected in the summary historical combined financial data, the Company's annual dividend for that period would have been greater than $1.00 per share, assuming a distribution ratio of one of our shares for every two shares of SPG. However, our ability to make distributions could be adversely affected by various factors, many of which are not within our control. For example, in the event of downturns in our financial condition or operating results, economic conditions or otherwise, we might be unable to declare or pay distributions to our shareholders to the extent required to maintain our REIT qualification. We might be required either to fund distributions from borrowings under our anticipated revolving credit facility or to reduce our distributions. If we borrow to fund distributions, our interest costs could increase, thereby reducing our earnings and cash available for distribution from what they otherwise would have been.

        In addition, some of our distributions may include a return of capital. To the extent that we make distributions in excess of our current and accumulated earnings and profits (as determined for U.S. federal income tax purposes), such distributions would generally be considered a return of capital for U.S. federal income tax purposes to the extent of the holder's adjusted tax basis in its shares. A return of capital is not taxable, but it has the effect of reducing the holder's adjusted tax basis in its investment. To the extent that distributions exceed the adjusted tax basis of a holder's shares, the distributions will be treated as gain from the sale or exchange of such shares.

Your percentage of ownership in our company may be diluted in the future.

        In the future, your percentage ownership in us may be diluted because of equity issuances for acquisitions, capital market transactions or otherwise. We also anticipate granting compensatory equity awards to directors, officers, employees, advisors and consultants who will provide services to us after the distribution. Such awards will have a dilutive effect on our earnings per share, which could adversely affect the market price of our common shares.

        In addition, our articles of incorporation authorize us to issue, without the approval of our shareholders, one or more additional classes or series of preferred shares having such designation, powers, preferences and relative, participating, optional and other special rights, including preferences over our common shares respecting dividends and distributions, as our board of directors generally may determine. The terms of one or more such classes or series of preferred shares could dilute the voting power or reduce the value of our common shares. For example, we could grant the holders of preferred shares the right to elect some number of our directors in all events or on the occurrence of specified events, or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences we could assign to holders of preferred shares could affect the residual value of the common shares.

Certain provisions in our amended and restated articles of incorporation and bylaws, and provisions of Indiana law, might prevent or delay an acquisition of our company, which could decrease the trading price of our common shares.

        Our amended and restated articles of incorporation and bylaws will contain, and Indiana law contains, provisions that are intended to deter coercive takeover practices and inadequate takeover bids by making such practices or bids unacceptably expensive to the bidder and to encourage prospective acquirers to negotiate with our board of directors rather than to attempt a hostile takeover. These provisions include, among others:

  •
  The inability of our shareholders to call a special meeting;

  •
  Restrictions on the ability of our shareholders to act by written consent without a meeting;

  •
  Advance notice requirements and other limitations on the ability of shareholders to present proposals or nominate directors for election at shareholder meetings;

  •
  The right of our board of directors to issue preferred shares without shareholder approval;

  •
  Limitations on the ability of our shareholders to remove directors;

  •
  The ability of our directors, and not shareholders, to fill vacancies on our board of directors;

  •
  Restrictions on the number of shares of capital stock that individual shareholders may own;

  •
  Supermajority vote requirements for shareholders to amend certain provisions of our amended and restated articles of incorporation and bylaws;

  •
  Limitations on the exercise of voting rights in respect of any "control shares" acquired in a control share acquisition, which we have currently opted out of in our amended and restated bylaws but which could apply to us in the future; and

  •
  Restrictions on an "interested shareholder" to engage in certain business combinations with us for a five-year period following the date the interest shareholder became such.

        We believe these provisions will protect our shareholders from coercive or otherwise unfair takeover tactics by requiring potential acquirers to negotiate with our board of directors and by providing our board of directors with more time to assess any acquisition proposal. These provisions are not intended to make the company immune from takeovers. However, these provisions will apply even if the offer may be considered beneficial by some shareholders and could delay or prevent an acquisition that our board of directors determines is not in the best interests of us and our shareholders. These provisions may also prevent or discourage attempts to remove and replace incumbent directors.

        Several of the agreements that we expect to enter into in connection with the separation with SPG may require SPG's consent to any assignment by us of our rights and obligations under the agreements. These agreements will generally expire within two years of our separation from SPG, except for certain agreements that will continue for longer terms. The consent and termination rights set forth in these agreements might discourage, delay or prevent a change of control that you may consider favorable.

        In addition, an acquisition or further issuance of our common shares could trigger the application of Section 355(e) of the Code. Under the tax matters agreement, we would be required to indemnify SPG for any resulting taxes and related amounts, and this indemnity obligation might discourage, delay or prevent a change of control that you may consider favorable. Please refer to "Agreements with SPG in Connection with the Separation" under Item 1, "Business" for a more detailed description of these agreements and provisions.

Our substantial shareholders may exert influence over our company that may be adverse to our best interests and those of our other shareholders.

        Following the separation and distribution, we expect that a substantial portion of our outstanding common shares will be held by a relatively small group of shareholders. This concentration of ownership may make some transactions more difficult or impossible without the support of some or all of these shareholders. For example, the concentration of ownership held by the substantial shareholders, even if they are not acting in a coordinated manner, could allow them to influence our policies and strategy and could delay, defer or prevent a change of control or impede a merger, takeover or other business combination that may otherwise be favorable to us and our other shareholders. In addition, the interests of any of our substantial shareholders, or any of their respective affiliates, could conflict with or differ from the interests of our other shareholders or the other substantial shareholders. A substantial shareholder or affiliate thereof may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        As of December 31, 2014, our portfolio of properties consisted of 97 properties totaling approximately 53.0 million square feet. We also own parcels of land which can be used for either the development of new shopping centers or the expansion of existing properties. While most of these properties are wholly owned by us, several are less than wholly owned through joint ventures and other arrangements with third parties, which is common in the real estate industry. As of December 31, 2014, our properties had an ending occupancy rate of 92.7% (based on the measures described in note (2) to the table below).

        Our properties are leased to a variety of tenants across the retail spectrum including anchor stores, big-box tenants, national inline tenants, sitdown restaurants, movie theatres and regional and local retailers. As of December 31, 2014, selected anchors and tenants include Macy's, Inc., Dillard's, Inc., J.C. Penney Co., Inc., Sears Holdings Corporation, Target Corporation, The Bon-Ton Stores, Inc., Kohl's Corporation, Best Buy Co., Inc., Bed Bath & Beyond Inc. and TJX Companies, Inc. No single tenant was responsible for more than 3.2%, and no single property accounted for more than 2.9%, of our total gross annual base minimum rental revenues for the year ended December 31, 2014. Further, as of December 31, 2014, no more than 14.4% of our total gross annual base minimum rental revenues was derived from leases that expire in any single calendar year.

        The following table summarizes certain data for our portfolio of properties as of December 31, 2014:

WPG Property Information

(as of December 31, 2014)

Property Name	State	City	Ownership Interest (expiration if Lease)	Legal Ownership	Year Acquired or Built	OCC(2)	Total Center SF	Anchors
Malls:
Anderson Mall	SC	Anderson	Fee	100.0%	Built 1972	86.0%	671,311	Belk, JCPenney, Sears, Dillard's, Books-A-Million
Bowie Town Center	MD	Bowie (Washington, D.C.)	Fee	100.0%	Built 2001	98.1%	578,400	Macy's, Sears, Barnes & Noble, Best Buy, Safeway, L.A. Fitness, Off Broadway Shoes
Boynton Beach Mall	FL	Boynton Beach (Miami)	Fee	100.0%	Built 1985	92.1%	1,101,261	Macy's, Dillard's, JCPenney, Sears, Cinemark Theatres, You Fit Health Clubs
Brunswick Square	NJ	East Brunswick (New York)	Fee	100.0%	Built 1973	100.0%	760,790	Macy's, JCPenney, Barnes & Noble, Starplex Luxury Cinema
Charlottesville Fashion Square	VA	Charlottesville	Ground Lease (2086)	100.0%	Acq 1997	98.1%	576,787	Belk(8), JCPenney, Sears
Chautauqua Mall	NY	Lakewood	Fee	100.0%	Built 1971	95.7%	427,590	Sears, JCPenney, Bon Ton, Office Max, Dipson Cinema
Chesapeake Square	VA	Chesapeake (Virginia Beach)	Fee and Ground Lease (2062)	75.0% (3)	Built 1989	89.0%	759,929	Macy's, JCPenney, Target, Burlington Coat Factory, Cinemark Theatres,(5)
Cottonwood Mall	NM	Albuquerque	Fee	100.0%	Built 1996	95.6%	1,036,042	Macy's, Dillard's, JCPenney, Sears, Regal Cinema, Conn's Electronic & Appliance
Edison Mall	FL	Fort Myers	Fee	100.0%	Acq 1997	94.5%	1,054,445	Dillard's, Macy's(8), JCPenney, Sears, Books-A-Million
Forest Mall	WI	Fond Du Lac	Fee	100.0%	Built 1973	81.1%	500,623	Kohl's, Younkers, Cinema I & II,(5)(7)

Property Name	State	City	Ownership Interest (expiration if Lease)	Legal Ownership	Year Acquired or Built	OCC(2)	Total Center SF	Anchors
Great Lakes Mall	OH	Mentor (Cleveland)	Fee	100.0%	Built 1961	92.5%	1,287,311	Dillard's(8), Macy's, JCPenney, Sears, Atlas Cinema Stadium 16, Barnes & Noble, Dick's Sporting Goods
Gulf View Square	FL	Port Richey (Tampa)	Fee	100.0%	Built 1980	96.1%	754,818	Macy's(9), Dillard's, Sears, Best Buy, T.J. Maxx,(5)
Irving Mall	TX	Irving (Dallas)	Fee	100.0%	Built 1971	91.7%	1,052,862	Macy's, Dillard's, Sears, Burlington Coat Factory, La Vida Fashion and Home Décor, AMC Theatres, Fitness Connection, Shoppers World
Jefferson Valley Mall	NY	Yorktown Heights (New York)	Fee	100.0%	Built 1983	83.5%	555,221	Macy's, Sears
Knoxville Center	TN	Knoxville	Fee	100.0%	Built 1984	72.5%	960,882	JCPenney, Belk, Sears, The Rush Fitness Center, Regal Cinema
Lima Mall	OH	Lima	Fee	100.0%	Built 1965	97.1%	743,555	Macy's, JCPenney, Elder-Beerman, Sears, MC Sporting Goods, Dillard's
Lincolnwood Town Center	IL	Lincolnwood (Chicago)	Fee	100.0%	Built 1990	95.8%	421,992	Kohl's, Carson's
Lindale Mall	IA	Cedar Rapids	Fee	100.0%	Acq 1998	95.7%	712,760	Von Maur, Sears, Younkers
Longview Mall	TX	Longview	Fee	100.0%	Built 1978	97.0%	638,565	Dillard's, JCPenney, Sears, Bealls, La Patricia
Maplewood Mall	MN	St. Paul (Minneapolis)	Fee	100.0%	Acq 2002	94.6%	908,085	Macy's, JCPenney, Sears, Kohl's, Barnes & Noble
Markland Mall	IN	Kokomo	Ground Lease (2041)	100.0%	Built 1968	99.1%	418,294	Sears, Target, MC Sporting Goods, Carson's
Melbourne Square	FL	Melbourne	Fee	100.0%	Acq 2007	92.2%	705,642	Macy's, Dillard's(8), JCPenney, Dick's Sporting Goods, L.A. Fitness
Mesa Mall	CO	Grand Junction	Fee	100.0%	Acq 1998	93.4%	873,741	Sears, Herberger's, JCPenney, Target, Cabela's, Sports Authority, Jo-Ann Fabrics
Muncie Mall	IN	Muncie	Fee	100.0%	Built 1970	97.9%	635,870	Macy's, JCPenney, Sears, Carson's
Northlake Mall	GA	Atlanta	Fee	100.0%	Acq 1998	88.4%	962,980	Macy's, JCPenney, Sears, Kohl's
Northwoods Mall	IL	Peoria	Fee	100.0%	Acq 1983	94.8%	693,481	Macy's, JCPenney, Sears
Oak Court Mall	TN	Memphis	Fee	100.0%	Acq 1997	90.9%	849,265	Dillard's(8), Macy's
Orange Park Mall	FL	Orange Park (Jacksonville)	Fee	100.0%	Acq 1994	98.1%	959,181	Dillard's, JCPenney, Sears, Belk, Dick's Sporting Goods, AMC Theatres

Property Name	State	City	Ownership Interest (expiration if Lease)	Legal Ownership	Year Acquired or Built	OCC(2)	Total Center SF	Anchors
Paddock Mall	FL	Ocala	Fee	100.0%	Built 1980	92.5%	552,308	Macy's, JCPenney, Sears, Belk
Port Charlotte Town Center	FL	Port Charlotte	Fee	80.0% (3)	Built 1989	90.7%	764,849	Dillard's, Macy's, JCPenney, Bealls, Sears, DSW, Regal Cinema
Richmond Town Square	OH	Richmond Heights (Cleveland)	Fee	100.0%	Built 1966	89.0%	1,011,808	Macy's(9), JCPenney, Sears, Regal Cinema
River Oaks Center	IL	Calumet City (Chicago)	Fee	100.0%	Acq 1997	92.6%	1,192,641	Macy's, JCPenney,(7)
Rolling Oaks Mall	TX	San Antonio	Fee	100.0%	Built 1988	89.2%	882,348	Dillard's, Macy's, JCPenney, Sears
Rushmore Mall	SD	Rapid City	Fee	100.0%	Acq 1998	73.5%	829,234	JCPenney, Herberger's, Sears, Carmike Cinemas, Hobby Lobby, Toys 'R Us
Seminole Towne Center	FL	Sanford (Orlando)	Fee	45.0% (1)	Built 1995	89.9%	1,104,690	Macy's, Dillard's, JCPenney, Sears, United Artists Theatre, Dick's Sporting Goods, Burlington Coat Factory
Southern Hills Mall	IA	Sioux City	Fee	100.0%	Acq 1998	89.8%	794,367	Younkers, JCPenney, Sears, Scheel's All Sports, Barnes & Noble, Carmike Cinemas, Hy-Vee
Southern Park Mall	OH	Youngstown	Fee	100.0%	Built 1970	85.3%	1,204,641	Macy's, Dillard's, JCPenney, Sears, Cinemark Theatres
Sunland Park Mall	TX	El Paso	Fee	100.0%	Built 1988	95.2%	922,210	Macy's, Dillard's(8), Sears, Forever 21, Cinemark
Town Center at Aurora	CO	Aurora (Denver)	Fee	100.0%	Acq 1998	92.9%	1,082,991	Macy's, Dillard's, JCPenney, Sears, Century Theatres
Towne West Square	KS	Wichita	Fee	100.0%	Built 1980	84.8%	936,908	Dillard's(8), JCPenney, Dick's Sporting Goods, The Movie Machine,(5)
Valle Vista Mall	TX	Harlingen	Fee	100.0%	Built 1983	71.1%	650,570	Dillard's, JCPenney, Sears, Big Lots, Forever 21
Virginia Center Commons	VA	Glen Allen	Fee	100.0%	Built 1991	70.8%	785,049	Macy's, JCPenney, Sears, Burlington Coat Factory, American Family Fitness
West Ridge Mall	KS	Topeka	Fee	100.0%	Built 1988	83.1%	995,627	Dillard's, JCPenney, Sears, Burlington Coat Factory, Furniture Mall of Kansas
Westminster Mall	CA	Westminster (Los Angeles)	Fee	100.0%	Acq 1998	86.5%	1,203,700	Macy's, JCPenney, Sears, Target, DSW, Chuze Fitness
Total WPG Mall Portfolio Square Footage(4)							36,515,624
Strip Centers:

Property Name	State	City	Ownership Interest (expiration if Lease)	Legal Ownership	Year Acquired or Built	OCC(2)	Total Center SF	Anchors
Arboretum	TX	Austin	Fee	100.0%	Acq 1998	94.2%	194,972	Barnes & Noble, Pottery Barn, Cheesecake Factory
Bloomingdale Court	IL	Bloomingdale (Chicago)	Fee	100.0%	Built 1987	98.0%	686,639	Best Buy, T.J. Maxx N More, Office Max, Walmart Supercenter, Dick's Sporting Goods, Jo-Ann Fabrics, Picture Show, Ross Dress for Less, hhgregg
Bowie Town Center Strip	MD	Bowie (Washington, D.C.)	Fee	100.0%	Built 2001	100.0%	106,589	Safeway
Charles Towne Square	SC	Charleston	Fee	100.0%	Built 1976	100.0%	71,794	Regal Cinema
Chesapeake Center	VA	Chesapeake (Virginia Beach)	Fee	100.0%	Built 1989	100.0%	305,853	Petsmart, Michaels, Value City Furniture,(7)
Clay Terrace	IN	Carmel (Indianapolis)	Fee	100.0%	Built 2004	95.9%	576,784	Dick's Sporting Goods, Whole Foods, DSW, St. Vincent's Sports Performance, Pier 1, Old Navy
Concord Mills Marketplace	NC	Concord (Charlotte)	Fee	100.0%	Acq 2007	100.0%	230,683	BJ's Wholesale Club, Garden Ridge, REC Warehouse
Countryside Plaza	IL	Countryside (Chicago)	Fee	100.0%	Built 1977	92.2%	403,756	Best Buy, The Home Depot, PetsMart, Jo-Ann Fabrics, Office Depot, Value City Furniture, The Tile Shop
Dare Centre	NC	Kill Devil Hills	Ground Lease (2058)	100.0%	Acq 2004	98.7%	168,673	Belk, Food Lion
DeKalb Plaza	PA	King of Prussia (Philadelphia)	Fee	100.0%	Acq 2003	100.0%	101,911	ACME Grocery, Bob's Discount Furniture
Empire East	SD	Sioux Falls	Fee	100.0%	Acq 1998	100.0%	301,438	Kohl's, Target, Bed Bath & Beyond
Fairfax Court	VA	Fairfax (Washington, D.C.)	Fee	100.0%	Built 1992	100.0%	249,488	Burlington Coat Factory, Offenbacher's, XSport Fitness. Pier 1
Fairfield Town Center	TX	Houston	Fee	100.0%	Built 2014		108,000	HEB
Forest Plaza	IL	Rockford	Fee	100.0%	Built 1985	99.2%	434,838	Kohl's, Marshalls, Michaels, Office Max, Bed Bath & Beyond, Petco, Babies 'R Us, Toys 'R Us, Big Lots, Kirkland's, Shoe Carnival
Gaitway Plaza	FL	Ocala	Fee	88.2%	Built 1989	100.0%	208,051	Office Depot, T.J. Maxx, Ross Dress for Less, Bed Bath & Beyond, Michael's
Gateway Centers	TX	Austin	Fee	100.0%	Acq 2004	83.5%	512,664	Best Buy, REI, Whole Foods, Crate & Barrel, The Container Store, Regal Cinema, Nordstrom Rack, The Tile Shop,(5)

Property Name	State	City	Ownership Interest (expiration if Lease)	Legal Ownership	Year Acquired or Built	OCC(2)	Total Center SF	Anchors
Greenwood Plus	IN	Greenwood (Indianapolis)	Fee	100.0%	Built 1979	100.0%	155,319	Best Buy, Kohl's
Henderson Square	PA	King of Prussia (Philadelphia)	Fee	100.0%	Acq 2003	96.5%	107,371	Genuardi's Family Market, Avalon Carpet & Tile Shop
Keystone Shoppes	IN	Indianapolis	Fee	100.0%	Acq 1997	94.8%	29,080	First Watch
Lake Plaza	IL	Waukegan (Chicago)	Fee	100.0%	Built 1986	97.5%	215,568	Home Owners Bargain Outlet, Dollar Tree
Lake View Plaza	IL	Orland Park (Chicago)	Fee	100.0%	Built 1986	93.7%	367,370	Best Buy, Petco, Jo-Ann Fabrics, Golf Galaxy, Value City Furniture, Tuesday Morning, The Great Escape, Party City(6)
Lakeline Plaza	TX	Cedar Park (Austin)	Fee	100.0%	Built 1998	97.0%	387,304	T.J. Maxx, Best Buy, Ross Dress for Less, Office Max, PetsMart, Party City, Hancock Fabrics, Rooms to Go, Rooms to Go Kids, Bed Bath & Beyond,(7)
Lima Center	OH	Lima	Fee	100.0%	Built 1978	99.4%	233,878	Kohl's, Hobby Lobby, T.J. Maxx, Jo-Ann Fabrics
Lincoln Crossing	IL	O'Fallon (St. Louis)	Fee	100.0%	Built 1990	90.5%	243,326	Walmart, PetsMart, The Home Depot
MacGregor Village	NC	Cary	Fee	100.0%	Acq 2004	65.4%	144,301
Mall of Georgia Crossing	GA	Buford (Atlanta)	Fee	100.0%	Built 1999	100.0%	440,670	Best Buy, American Signature Furniture, T.J. Maxx 'n More, Nordstrom Rack, Staples, Target
Markland Plaza	IN	Kokomo	Fee	100.0%	Built 1974	95.3%	90,527	Best Buy, Bed Bath & Beyond, Pier 1
Martinsville Plaza	VA	Martinsville	Ground Lease (2046)	100.0%	Built 1967	96.4%	102,105	Rose's, Food Lion
Matteson Plaza	IL	Matteson (Chicago)	Fee	100.0%	Built 1988	57.2%	272,636	Shoppers World,(5)(7)
Muncie Towne Plaza	IN	Muncie	Fee	100.0%	Built 1998	100.0%	172,617	Kohl's, Target, Shoe Carnival, T.J. Maxx, MC Sporting Goods, Kerasotes Theatres
North Ridge Shopping Center	NC	Raleigh	Fee	100.0%	Acq 2004	80.0%	169,774	Ace Hardware, Kerr Drugs, Harris-Teeter Grocery,(5)
Northwood Plaza	IN	Fort Wayne	Fee	100.0%	Built 1974	83.1%	208,076	Target
Palms Crossing	TX	McAllen	Fee	100.0%	Built 2007	98.9%	392,305	Bealls, DSW, Barnes & Noble, Babies 'R Us, Sports Authority, Guitar Center, Cavendar's Boot City, Best Buy, Hobby Lobby, Chuck E. Cheeses, Ulta

Property Name	State	City	Ownership Interest (expiration if Lease)	Legal Ownership	Year Acquired or Built	OCC(2)	Total Center SF	Anchors
Plaza at Buckland Hills, The	CT	Manchester	Fee	100.0%	Built 1993	96.3%	329,885	Jo-Ann Fabrics, iParty, Toys 'R Us, Michaels, PetsMart, Big Lots, Eastern Mountain Sports, Dollar Tree, Ulta
Richardson Square	TX	Richardson (Dallas)	Fee	100.0%	Built 2008	100.0%	517,265	Lowe's Home Improvement, Ross Dress for Less, Sears, Super Target, Anna's Linens
Rockaway Commons	NJ	Rockaway (New York)	Fee	100.0%	Acq 1998	97.3%	238,253	Best Buy, Nordstrom Rack(6), DSW(6)
Rockaway Town Plaza	NJ	Rockaway (New York)	Fee	100.0%	Acq 1998	100.0%	371,908	Target, PetsMart, Dick's Sporting Goods, Christmas Tree Shops, Buy Buy Baby, Michael's, PetsMart
Royal Eagle Plaza	FL	Coral Springs (Miami)	Fee	100.0%	Built 1989	100.0%	202,921	Sports Authority, Hobby Lobby(6)(5)
Shops at Arbor Walk, The	TX	Austin	Ground Lease (2056)	100.0%	Built 2006	98.9%	458,468	The Home Depot, Marshalls, DSW, Vitamin Cottage Natural Grocer, Spec's Wine, Spirits and Fine Foods, Jo-Ann Fabrics, Sam Moon Trading Co., DXL Men"s Apparel, Chuck E. Cheese
Shops at North East Mall, The	TX	Hurst (Dallas)	Fee	100.0%	Built 1999	100.0%	365,039	Michaels, PetsMart, T.J. Maxx, Bed Bath & Beyond, Best Buy, Barnes & Noble, DSW, Old Navy, Ulta
St. Charles Towne Plaza	MD	Waldorf (Washington, D.C.)	Fee	100.0%	Built 1987	94.5%	391,889	K & G Menswear, Shoppers Food Warehouse, Dollar Tree, Value City Furniture, Big Lots, Citi Trends, Ashley Furniture(6)
Tippecanoe Plaza	IN	Lafayette	Fee	100.0%	Built 1974	100.0%	90,522	Best Buy, Barnes & Noble
University Center	IN	Mishawaka	Fee	100.0%	Built 1980	89.1%	150,441	Michaels, Best Buy, Ross Dress for Less
University Town Plaza	FL	Pensacola	Fee	100.0%	Redeveloped 2013	100.0%	565,538	JCPenney, Sears, Academy Sports, Toys 'R Us/Babies 'R Us, Burlington Coat Factory
Village Park Plaza	IN	Carmel (Indianapolis)	Fee	100.0%	Built 1990	100.0%	575,576	Bed Bath & Beyond, Kohl's, Walmart Supercenter, Marsh, Menards, Regal Cinema, Hobby Lobby
Washington Plaza	IN	Indianapolis	Fee	100.0%	Built 1976	93.5%	50,107	Jo-Ann Fabrics

Property Name	State	City	Ownership Interest (expiration if Lease)	Legal Ownership	Year Acquired or Built	OCC(2)	Total Center SF	Anchors
Waterford Lakes Town Center	FL	Orlando	Fee	100.0%	Built 1999	99.2%	960,226	Ross Dress for Less, T.J. Maxx, Bed Bath & Beyond, Barnes & Noble, Best Buy, Jo-Ann Fabrics, Office Max, PetsMart, Target, Ashley Furniture Home Store, L.A. Fitness, Regal Cinema
West Ridge Plaza	KS	Topeka	Fee	100.0%	Built 1988	100.0%	254,480	T.J. Maxx, Toys 'R Us, Target, Dollar Tree
West Town Corners	FL	Altamonte Springs (Orlando)	Fee	88.2%	Built 1989	95.3%	385,366	Sports Authority, PetsMart, Winn-Dixie Marketplace, American Signature Furniture, Walmart, Lowe's Home Improvement
Westland Park Plaza	FL	Orange Park (Jacksonville)	Fee	88.2%	Built 1989	89.5%	163,259	Burlington Coat Factory, LA Fitness, USA Discounters, Guitar Center
White Oaks Plaza	IL	Springfield	Fee	100.0%	Built 1986	95.0%	387,911	T.J. Maxx, Office Max, Kohl's, Toys 'R Us, Babies 'R Us, County Market, Petco, Ulta
Whitehall Mall	PA	Whitehall	Fee	100.0%	Acq 2003	93.9%	613,417	Sears, Kohl's, Bed Bath & Beyond, Gold's Gym, Buy Buy Baby, Raymour & Flanigan Furniture, Michaels,(5)
Wolf Ranch	TX	Georgetown (Austin)	Fee	100.0%	Built 2005	98.4%	627,284	Kohl's, Target, Michaels, Best Buy, Office Depot, PetsMart, T.J. Maxx, DSW, Ross Dress for Less, Gold's Gym, Spec's Wine & Spirits, Old Bavy, Pier 1
Total WPG Strip Portfolio Square Footage(4)							16,094,115
Total WPG Portfolio Square Footage(4)							52,609,739

(1)
Direct and indirect interests in some joint venture properties are subject to preferences on distributions and/or capital allocation in favor of other partners.

(2)
Malls—Executed leases for all company-owned gross leasable area ("GLA") in mall stores, excluding majors and anchors. Strip centers—Executed leases for all company-owned GLA (or total center GLA).

(3)
WPG receives substantially all the economic benefit of the property due to a preference or advance.

(4)
Includes office space including the following centers with more than 20,000 square feet of office space:

Clay Terrace—75,110 sq. ft.; Oak Court Mall—126,401 sq. ft.; River Oaks—41,494 sq. ft.

(5)
Indicates vacant anchor space(s).

(6)
Indicates anchor or major that is currently under development.

(7)
Indicates anchor is vacant but not owned by WPG

(8)
Tenant has multiple locations at this center.

(9)
Indicates anchor has announced its intent to close this location.

Lease Expirations(1)

        The following table summarizes lease expiration data for our properties as of December 31, 2014:

Combined Inline Stores and Freestanding	Number of Leases Expiring	Square Feet	Avg. Base Minimum Rent PSF at 12/31/14	Percentage of Gross Annual Rental Revenues(2)
Year
Month To Month Leases	100	184,967	$25.60	0.9%
2015	632	1,849,116	$23.70	8.6%
2016	765	2,525,183	$23.30	11.7%
2017	646	2,181,513	$23.98	10.0%
2018	467	1,359,736	$26.79	7.4%
2019	419	1,467,532	$24.56	7.4%
2020	213	985,620	$23.79	4.6%
2021	138	610,032	$21.52	2.6%
2022	161	708,945	$22.80	3.3%
2023	200	1,026,868	$21.84	4.7%
2024	157	580,214	$25.62	3.1%
2025 and Thereafter	77	384,864	$21.29	1.7%
Specialty Leasing Agreements w/ terms in excess of 12 months	552	1,179,945	$11.56	2.9%
Combined Anchors
Year
Month To Month Leases	1	26,964	$4.50	0.0%
2015	17	885,729	$5.46	1.0%
2016	37	2,048,501	$6.43	2.8%
2017	24	1,383,029	$6.19	1.8%
2018	35	1,819,293	$8.01	3.0%
2019	26	1,572,716	$6.73	2.2%
2020	38	2,029,397	$7.40	3.1%
2021	12	820,173	$6.63	1.1%
2022	13	797,862	$6.28	1.0%
2023	17	741,102	$9.18	1.4%
2024	12	574,902	$8.04	1.0%
2025 and Thereafter	14	801,959	$8.17	1.4%

(1)
Does not consider the impact of renewal options that may be contained in leases.

(2)
Gross annual rental revenues represents 2014 consolidated and joint venture combined base rental revenue for the portfolio.

  Mortgage Financing on Properties

        The following table sets forth certain information regarding the mortgages and unsecured indebtedness encumbering our properties and the properties held by our joint venture arrangements, and our unsecured corporate debt as of December 31, 2014:

Washington Prime Group Inc.
Summary of Mortgage and Other Indebtedness
As of December 31, 2014
(In thousands)

Property Name	Maturity Date	Interest Rate	Principal Balance	WPG's Share of Principal Balance		F = Fixed V = Variable Floating
Consolidated Indebtedness:
Secured Indebtedness
Anderson Mall	12/01/22	4.61%	$19,933	$19,933		F
Bloomingdale Court	11/01/15	8.15%	24,732	24,732		F
Brunswick Square	03/01/24	4.80%	76,084	76,084		F
Charlottesville Fashion Square	04/01/24	4.54%	49,434	49,434		F
Chesapeake Square	02/01/17	5.84%	64,014	64,014	(1)	F
Clay Terrace	10/01/15	5.08%	115,000	115,000		F
Concord Mills Marketplace	11/01/23	4.82%	16,000	16,000		F
Cottonwood Mall	04/06/24	4.82%	103,999	103,999		F
Forest Plaza	10/10/19	7.50%	17,366	17,366		F
Gaitway Plaza	07/01/15	4.60%	13,900	13,113	(1)	F
Henderson Square	04/01/16	4.43%	12,954	12,954		F
Lakeline Plaza	10/10/19	7.50%	16,269	16,269		F
Lincolnwood Mall	04/01/21	4.26%	52,366	52,366		F
Mall of Georgia Crossing	10/06/22	4.28%	24,102	24,102		F
Mesa Mall	06/01/16	5.79%	87,250	87,250		F
Muncie Mall	04/01/21	4.19%	36,551	36,551		F
Muncie Towne Plaza	10/10/19	7.50%	6,764	6,764		F
North Ridge Shopping Center	12/01/22	3.41%	12,500	12,500		F
Oak Court Mall/Office	04/01/21	4.76%	39,614	39,614		F
Palms Crossing	08/01/21	5.49%	36,620	36,620		F
Port Charlotte Town Center	11/01/20	5.30%	45,593	45,593	(1)	F
Rushmore Mall	02/01/19	5.79%	94,000	94,000		F
Shops at Arbor Walk, The	08/01/21	5.49%	41,388	41,388		F
Southern Hills Mall	06/01/16	5.79%	101,500	101,500		F
Town Center at Aurora	04/01/21	4.19%	55,000	55,000		F
Towne West Square	06/01/21	5.61%	48,573	48,573		F
Valle Vista Mall	05/10/17	5.35%	40,000	40,000		F
West Ridge Mall	03/06/24	4.84%	42,740	42,740		F
West Ridge Plaza	03/06/24	4.84%	10,685	10,685		F
West Town Corners	07/01/15	4.60%	18,800	18,042	(1)	F
Westminster Mall	04/01/24	4.65%	84,060	84,060		F
White Oaks Plaza	10/10/19	7.50%	13,527	13,527		F
Whitehall Mall	11/01/18	7.00%	10,198	10,198		F
Unsecured Indebtedness
Credit Facility	05/30/19	1.20%	413,750	413,750		V
Term Loan	05/30/19	1.30%	500,000	500,000		V

Total Indebtedness at Face Value	4.9 yrs.	3.68%	2,345,266	2,343,721

Property Name	Maturity Date	Interest Rate	Principal Balance	WPG's Share of Principal Balance		F = Fixed V = Variable Floating
Premium on Fixed-Rate Indebtedness			3,598	3,593		F
Premium on Variable-Rate Indebtedness			—	—		V

Total Consolidated Indebtedness	4.9 yrs.	3.68%	2,348,864	2,347,314

Unconsolidated Secured Indebtedness:
Seminole Towne Center	5/6/2021	5.97%	57,346	6,314	(1)	F

Total Unconsolidated Indebtedness	6.3 yrs.	5.97%	57,346	6,314

Total Mortgage and Other Indebtedness	5.0 yrs.	3.74%	$2,406,210	$2,353,628

(1)
WPG's share does not reflect its legal ownership percentage due to capital preferences.

Note: Substantially all of the above mortgage and property related debt is nonrecourse to us.

        The following table lists the unencumbered properties in our portfolio as of December 31, 2014:

Washington Prime Group Inc.
Unencumbered Properties
As of December 31, 2014

		Legal Ownership
Malls:
1.	Bowie Town Center	100.0%
2.	Boynton Beach Mall	100.0%
3.	Chautauqua Mall	100.0%
4.	Edison Mall	100.0%
5.	Forest Mall	100.0%
6.	Great Lakes Mall	100.0%
7.	Gulf View Square	100.0%
8.	Irving Mall	100.0%
9.	Jefferson Valley Mall	100.0%
10.	Knoxville Center	100.0%
11.	Lima Mall	100.0%
12.	Lindale Mall	100.0%
13.	Longview Mall	100.0%
14.	Maplewood Mall	100.0%
15.	Markland Mall	100.0%
16.	Melbourne Square	100.0%
17.	Northlake Mall	100.0%
18.	Northwoods Mall	100.0%
19.	Orange Park Mall	100.0%
20.	Paddock Mall	100.0%
21.	Richmond Town Square	100.0%
22.	River Oaks Center	100.0%
23.	Rolling Oaks Mall	100.0%
24.	Southern Park Mall	100.0%
25.	Sunland Park Mall	100.0%
26.	Virginia Center Commons	100.0%

		Legal Ownership
Strips:
27.	Arboretum	100.0%
28.	Bowie Town Center Strip	100.0%
29.	Charles Towne Square	100.0%
30.	Chesapeake Center	100.0%
31.	Countryside Plaza	100.0%
32.	Dare Centre	100.0%
33.	DeKalb Plaza	100.0%
34.	Empire East	100.0%
35.	Fairfax Court	100.0%
36.	Fairfield Town Center	100.0%
37.	Gateway Centers	100.0%
38.	Greenwood Plus	100.0%
39.	Keystone Shoppes	100.0%
40.	Lake Plaza	100.0%
41.	Lake View Plaza	100.0%
42.	Lima Center	100.0%
43.	Lincoln Crossing	100.0%
44.	MacGregor Village	100.0%
45.	Markland Plaza	100.0%
46.	Martinsville Plaza	100.0%
47.	Matteson Plaza	100.0%
48.	Northwood Plaza	100.0%
49.	Plaza at Buckland Hills, The	100.0%
50.	Richardson Square	100.0%
51.	Rockaway Commons	100.0%
52.	Rockaway Town Plaza	100.0%
53.	Royal Eagle Plaza	100.0%
54.	Shops at North East Mall, The	100.0%
55.	St. Charles Towne Plaza	100.0%
56.	Tippecanoe Plaza	100.0%
57.	University Center	100.0%
58.	University Town Plaza	100.0%
59.	Village Park Plaza	100.0%
60.	Washington Plaza	100.0%
61.	Waterford Lakes Town Center	100.0%
62.	Westland Park Plaza	88.2% (1)
63.	Wolf Ranch	100.0%

(1)
WPG receives substantially all the economic benefit of the property due to a capital preference.

Item 3.    Legal Proceedings

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

        Two shareholder lawsuits challenging the Merger-related transactions have been filed in Maryland state court, respectively captioned Zucker v. Glimcher Realty Trust et al., 24-C-14-005675 (Circ. Ct. Baltimore City), filed on October 2, 2014, and Motsch v. Glimcher Realty Trust et al., 24-C-14-006011 (Circ. Ct. Baltimore City), filed on October 23, 2014. The actions were consolidated, and on November 12, 2014 plaintiffs filed a consolidated shareholder class action and derivative complaint, captioned In re Glimcher Realty Trust Shareholder Litigation , 24-C-14-005675 (Circ. Ct. Baltimore City) (the "Consolidated Action"). The Consolidated Action names as defendants the trustees of Glimcher, and alleges these defendants breached fiduciary duties. Specifically, plaintiffs in the Consolidated Action allege that the trustees of Glimcher agreed to sell Glimcher for inadequate consideration and agreed to improper deal protection provisions that precluded other bidders from making successful offers. Plaintiffs further allege that the sales process was flawed and conflicted in several respects, including the allegation that the trustees failed to canvas the market for potential buyers, failed to secure a "go-shop" provision in the merger agreement allowing Glimcher to seek alternative bids after signing the merger agreement, and were improperly influenced by WPG's early suggestion that the surviving entity would remain headquartered in Ohio and would retain a significant portion of Glimcher management, including the retention of Michael Glimcher as CEO of the surviving entity and positions for Michael Glimcher and another trustee of Glimcher on the board of the surviving entity. Plaintiffs in the Consolidated Action additionally allege that the Preliminary Registration Statement filed with the SEC on October 28, 2014, failed to disclose material information concerning, among other things, (i) the process leading up to the consummation of the Merger Agreement; (ii) the financial analyses performed by Glimcher's financial advisors; and (iii) certain financial projections prepared by Glimcher and WPG management allegedly relied on by Glimchers' financial advisors. The Consolidated Action also names as defendants Glimcher, WPG and certain of their affiliates, and alleges that these defendants aided and abetted the purported breaches of fiduciary duty. The plaintiffs seek, among other things, an order enjoining or rescinding the transaction, damages, and an award of attorney's fees and costs.

        On December 22, 2014, the defendants, including the Company, of the Consolidated Action, by and through counsel, entered into a memorandum of understanding (the "MOU") with the plaintiffs of the Consolidated Action providing for the settlement of the Consolidated Action. Under the terms of the MOU, and to avoid the burden and expense of further litigation, the Company and Glimcher have agreed to make certain supplemental disclosures related to the proposed Mergers, all of which are set forth in a Current Report on Form 8-K filed by Glimcher with the Securities and Exchange Commission (the "SEC") on December 23, 2014. The MOU contemplates that the parties will enter into a stipulation of settlement. The stipulation of settlement will be subject to customary conditions, including court approval following notice to the Company's common shareholders. In the event that the parties enter into a stipulation of settlement, a hearing will be scheduled at which the Circuit Court for Baltimore City will consider the fairness, reasonableness, and adequacy of the settlement. If the settlement is approved by the court, it will resolve and release all claims by shareholders of the Company challenging any aspect of the Merger, the Merger agreement, and any disclosure made in connection therewith, including in the Definitive Proxy Statement/Prospectus on Schedule 14A filed with the SEC by the Company on December 2, 2014. Additionally, in connection with the settlement, the parties contemplate that plaintiffs' counsel will file a petition in the Circuit Court for Baltimore City for an award of attorneys' fees and expenses to be paid by the Company. The settlement, including the payment by the Company of any such attorneys' fees, is also contingent upon, among other things, the Merger becoming effective under Maryland law. There can be no assurance that the Circuit Court for Baltimore City will approve the settlement contemplated by the MOU. In the event that the settlement is not approved and such conditions are not satisfied, the defendants will continue to vigorously defend against the allegations in the Consolidated Action.

Item 4.    Mine Safety Disclosures

        Not applicable.

Part II

Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

        Our common shares began trading on the New York Stock Exchange ("NYSE") on May 14, 2014 under the symbol "WPG." The following table sets forth, for the periods indicated, the high and low sales prices per common share and the dividends declared per common share:

	Price Per Common Share
			Dividend Declared Per Common Share(1)
	High	Low
2014
Second Quarter (from May 14, 2014)	$21.49	$18.52	N/A
Third Quarter	$19.74	$16.55	$0.25
Fourth Quarter	$18.26	$15.88	$0.25

(1)
Dividends on WPG common shares are currently declared and paid on a quarterly basis.

        The closing price for our common shares, as reported by the NYSE on December 31, 2014, was $17.22 per share.

Stockholder Information

        As of February 6, 2015, there were 1,585 holders of record of our common shares.

Dividends

        We must pay a minimum amount of dividends to maintain our status as a REIT. Our future dividends and future distributions of WPG L.P. will be determined by the board of directors based on actual results of operations, cash available for dividends and limited partner distributions, cash reserves as deemed necessary for capital and operating expenditures, and the amount required to maintain our status as a REIT. In connection with our separation from SPG in May 2014, we announced a policy to pay a quarterly cash dividend at an annualized rate of $1.00 per common share and intend to pay the same dividend going forward.

        Common stock dividends paid during 2014 aggregated $0.50 per share for the two full quarters after the completion of the separation from SPG. On January 22, 2015, the Company paid a cash dividend of $0.14 per common share/unit for the period from November 26, 2014 through January 14, 2015. On December 24, 2014, the Company's Board of Directors had declared the dividend, which was contingent on the closing of the Merger, to shareholders and unitholders of record on January 14, 2015, with an ex-dividend date of January 21, 2015. This dividend represents the first quarter 2015 regular quarterly dividend prorated for the dividend period prior to the Merger.

        Our Series G Preferred Shares, Series H Preferred Shares and Series I Preferred Shares that were issued on January 15, 2015 in connection with the Merger each pay cumulative dividends, and therefore we are obligated to pay the dividends for these shares in each fiscal period in which the shares remain outstanding. Further, WPG LP issued Series I-1 Preferred Units which pay cumulative distributions, and therefore we are obligated to pay the distributions for these units in each fiscal period in which the units remain outstanding. The aggregate obligation is approximately $23.8 million per year.

Operating Partnership Units and Recent Sales of Unregistered Securities

        WPG L.P. issued 31,575,487 common units of limited partnership interest to third parties related to the separation from SPG on May 28, 2014.

        On June 20, 2014, in connection with a property acquisition, WPG L.P. issued 1,173,678 common units of limited partnership interest to a third party. The issuance of the common units was effected in reliance upon an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended. We relied on the exemption based on representations given by the holder of the common units.

        On January 15, 2015, in connection with the Merger, WPG L.P. issued 1,621,695 common units of limited partnership interest and 130,592 WPG LP Series I-1 Preferred Units to third parties.

        Additionally, LTIP units of limited partnership interest are periodically issued to executives of the Company under equity compensation awards. See Note 8—Equity in the Notes to Financial Statements. Holders of common units of limited partnership interest receive distributions per unit in the same manner as distributions on a per common share basis to the common shareholders of beneficial interest.

        Common shares to be issued upon redemption of common units of limited partnership interest would be issued in reliance on an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

Issuances Under Equity Compensation Plans

        For information regarding the securities authorized for issuance under our equity compensation plans, see Item 12 of this report.

Item 6.    Selected Financial Data

        The following tables set forth selected financial data. The consolidated and combined statements of operations include the consolidated accounts of the Company and the combined accounts of SPG Businesses. Accordingly, the results presented for the year ended December 31, 2014 reflect the aggregate operations and changes in cash flows and equity on a carve-out basis of the SPG Businesses for the period from January 1, 2014 through May 27, 2014 and on a consolidated basis of the Company subsequent to May 27, 2014. The financial statements for the periods prior to the separation are prepared on a carve-out basis from the consolidated financial statements of SPG using the historical results of operations and bases of the assets and liabilities of the transferred businesses and including allocations from SPG.

        The combined historical financial statements prior to the separation do not necessarily include all of the expenses that would have been incurred had we been operating as a separate, stand-alone entity and may not necessarily reflect our results of operations, financial position and cash flows had we been a stand-alone company during the periods presented prior to the separation. Our combined historical financial statements include charges related to certain SPG corporate functions, including senior management, property management, legal, leasing, development, marketing, human resources, finance, public reporting, tax and information technology. These expenses have been charged based on direct usage or benefit where identifiable, with the remainder charged on a pro rata basis of revenues, headcount, square footage, number of transactions or other measures. We consider the expense allocation methodology and results to be reasonable for all periods presented. However, the charges may not be indicative of the actual expenses that would have been incurred had WPG operated as an independent, publicly-traded company for the periods presented prior to the separation. Post-separation, WPG now incurs additional costs associated with being an independent, publicly traded company, primarily from newly established or expanded corporate functions.

        The selected financial data should be read in conjunction with the financial statements and notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of

Operations". Other financial data we believe is important in understanding trends in our business is also included in the tables. The amounts in the below tables are in thousands, except per share amounts.

	Year Ended December 31,
	2014	2013	2012	2011	2010
Operating Data:
Total revenue	$661,126	$626,289	$623,927	$577,978	$579,006
Depreciation and amortization	(197,890)	(182,828)	(189,187)	(155,514)	(154,922)
Spin-off, merger and transaction costs	(47,746)	—	—	—	—
Other operating expenses	(238,329)	(216,441)	(220,369)	(206,978)	(206,091)

Operating income	177,161	227,020	214,371	215,486	217,993
Interest expense	(82,452)	(55,058)	(58,844)	(55,326)	(63,601)
Income and other taxes	(1,215)	(196)	(165)	(157)	(119)
Income (loss) from unconsolidated entities	973	1,416	1,028	(143)	(525)
Gain on sale of interests in properties	110,988	14,152	—	—	—

Net income	205,455	187,334	156,390	159,860	153,748
Net income attributable to noncontrolling interests	(35,426)	(31,853)	(26,659)	(27,317)	(26,319)

Net income attributable to common shareholders	$170,029	$155,481	$129,731	$132,543	$127,429

Earnings per common share, basic and diluted
Net income attributable to common shareholders	$1.10	$1.00	$0.84	$0.85	$0.82

Cash Flow Data:
Operating activities	$277,640	$336,434	$350,703	$298,853	$301,082
Investing activities	(234,432)	(92,608)	(71,551)	(82,448)	(29,226)
Financing activities	39,703	(248,955)	(270,777)	(213,492)	(270,395)
Other Financial Data:
Total NOI from continuing operations(1)	$460,913	$452,913	$443,628	$411,718	$443,165
Our share of NOI(2)	440,307	418,121	410,908	376,635	409,364
FFO(3)	295,051	359,107	348,327	317,820	311,264

	As of December 31,
	2014	2013	2012	2011	2010
Balance Sheet Data:
Cash and cash equivalents	$108,768	$25,857	$30,986	$22,611	$19,698
Total assets	3,528,003	3,002,658	3,093,961	3,150,339	2,785,447
Mortgages and other debt	2,348,864	918,614	926,159	1,014,852	1,008,075
Total equity	958,041	1,884,525	1,954,856	1,952,567	1,619,940

(1)
Net operating income ("NOI") does not represent income from operations as defined by GAAP. We use NOI as a supplemental measure of our operating performance. For our definition of NOI, as well as an important discussion of uses and inherent limitations, please refer to "Non-GAAP Financial Measures" below.

(2)
Represents total NOI of our portfolio including properties sold, net of our joint venture partners' share.

(3)
Funds from operations ("FFO") does not represent cash flow from operations as defined by GAAP and may not be reflective of WPG's operating performance due to changes in WPG's capital structure in connection with the separation and distribution. We use FFO as a supplemental measure of our operating performance. For a definition of FFO as well as a discussion of its uses and inherent limitations, please refer to "Non-GAAP Financial Measures" below. FFO includes transaction costs related to WPG's separation from SPG of $38.9 million, or $0.21 per diluted share, in the year ended December 31, 2014. Additionally, FFO includes costs associated with the Merger with Glimcher of $8.8 million, or $0.05 per diluted share, in the year ended December 31, 2014. Further, FFO includes general and administrative costs related to being a publicly traded company after the separation of $12.2 million, or $0.07 per diluted share, in the year ended December 31, 2014. Finally, FFO includes interest expense related to additional indebtedness incurred related to the separation of approximately $24.6 million, or $0.13 per diluted share, in the year ended December 31, 2014.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with the consolidated and combined financial statements and notes thereto that are included in this Annual Report on Form 10-K.

Overview—Basis of Presentation

        WPG is an Indiana corporation that was created to hold the strip center business and smaller enclosed malls of SPG and its subsidiaries. On May 28, 2014, WPG separated from SPG through the distribution of 100% of the outstanding shares of WPG to the SPG shareholders in a tax-free distribution. Prior to the separation, WPG was a wholly owned subsidiary of SPG. Prior to or concurrent with the separation, SPG engaged in certain formation transactions that were designed to consolidate the ownership of its interests in the SPG Businesses and distribute such interests to WPG and its operating partnership, WPG L.P. Pursuant to the separation agreement, SPG distributed 100% of the common shares of WPG on a pro rata basis to SPG's shareholders as of the record date.

        The consolidated and combined financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The consolidated balance sheet as of December 31, 2014 includes the accounts of the Company and WPG L.P., as well as their wholly-owned subsidiaries. The consolidated and combined statements of operations include the consolidated accounts of the Company and the combined accounts of SPG Businesses. Accordingly, the results presented for the year ended December 31, 2014 reflect the aggregate operations and changes in cash flows and equity on a carve-out basis of the SPG Businesses for the period from January 1, 2014 through May 27, 2014 and on a consolidated basis of the Company subsequent to May 27, 2014. The financial statements for the periods prior to the separation are prepared on a carve-out basis from the consolidated financial statements of SPG using the historical results of operations and bases of the assets and liabilities of the transferred businesses and including allocations from SPG. All intercompany transactions have been eliminated in consolidation and combination. In the opinion of management, the consolidated and combined financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods presented. The Company believes that the disclosures made are adequate to prevent the information presented from being misleading.

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

        In connection with the separation, we incurred $38.9 million of expenses, including investment banking, legal, accounting, tax and other professional fees, which are included in spin-off costs for the year ended December 31, 2014 in the consolidated and combined statements of operations.

        At the time of the separation, our assets consisted of interests in 98 shopping centers. In addition to the above properties, the combined historical financial statements include interests in three shopping centers held within a joint venture portfolio of properties which were sold during the first quarter of 2013 as well as one additional shopping center which was sold by that same joint venture on February 28, 2014. As of December 31, 2014, our assets consisted of interests in 97 shopping centers.

  Merger with Glimcher Realty Trust

        On January 15, 2015, the Company acquired Glimcher Realty Trust ("Glimcher"), pursuant to a definitive agreement and plan of merger with Glimcher and certain affiliated parties of each dated September 16, 2014 (the "Merger Agreement"), in a stock and cash transaction valued at approximately $4.2 billion, including the assumption of debt (the "Merger"). Under the terms of the Merger, which was unanimously approved by the Board of Directors of the Company and the Board of Trustees of Glimcher, Glimcher common shareholders received, for each Glimcher common share, $14.02 consisting of $10.40 in cash and 0.1989 of a share of the Company's common stock valued at $3.62 per Glimcher common share, based on the closing price of the Company's common stock on the Merger closing date. Approximately 29.9 million shares of WPG common stock were issued to Glimcher shareholders in the Merger as noted below. Additionally included in consideration are operating partnership units and preferred stock as noted below. In connection with the closing of the Merger, an indirect subsidiary of WPG was merged into Glimcher's operating partnership. In the Merger, we acquired 23 shopping centers comprised of approximately 15.8 million square feet of gross leasable area and assumed additional mortgages on 16 properties with a fair value of approximately $1.3 billion. The combined company, to be renamed WP Glimcher Inc. (pending shareholder approval), is comprised of approximately 68 million square feet of gross leasable area (compared to approximately 53 million square feet for the Company as of December 31, 2014) and has a combined portfolio of approximately 120 properties.

        As described in Amendment No. 1 to our Registration Statement on Form S-4 filed on November 24, 2014 pertaining to the Merger (the "Form S-4"), in the Merger, the preferred stock of Glimcher was converted into preferred stock of WPG and each outstanding unit of Glimcher's operating partnership was converted into 0.7431 of a unit of WPG LP. Further, each outstanding stock option in respect of Glimcher common stock was converted into a WPG option, and certain other Glimcher equity awards were assumed by WPG and converted into equity awards in respect of WPG common shares.

        Concurrent with the execution of the Merger agreement, the Company entered into a definitive agreement with SPG under which SPG acquired Jersey Gardens in Elizabeth, New Jersey, and University Park Village in Fort Worth, Texas, properties previously owned by Glimcher, for an aggregate purchase price of $1.09 billion, including SPG's assumption of $405.0 million of associated mortgage indebtedness. Completion of the sale of these properties to SPG occurred concurrent with the closing of the Merger.

        On September 16, 2014, in connection with the execution of the Merger Agreement, WPG entered into a debt commitment letter, which was amended and restated on September 23, 2014 pursuant to which the initial commitment parties agreed to provide up to $1.25 billion in a senior unsecured bridge loan facility (the "Bridge Loan"), with WPG borrowing $1.19 billion under the facility at Merger closing. On October 6, 2014, certain financial institutions became parties to the debt commitment letter by way of a joinder agreement and were assigned a portion of the initial commitment parties' commitments thereunder.

        The Bridge Loan matures on January 14, 2016, the date that is 364 days following the closing date of the Merger. The interest rate payable on amounts outstanding under the facility is equal to three-month LIBOR plus an applicable margin based on WPG's credit rating, and such interest rate increases on the 180th and 270th days following the consummation of the Merger. In addition, an increasing duration fee will be payable on the 180th and 270th days following the consummation of the Merger on the outstanding principal amount, if any, under the facility. The facility will not amortize and any amounts outstanding will be repaid in full on the maturity date. The facility contains events of default, representations and warranties and covenants that are substantially identical to those contained in WPG's existing credit agreement (subject to certain exceptions set forth in the debt commitment letter).

        Related to the Merger, the Company issued 29,868,701 common shares, 4,700,000 shares of 8.125% Series G Cumulative Redeemable Preferred Stock, 4,000,000 shares of 7.5% Series H Cumulative Redeemable Preferred Stock, 3,800,000 shares of 6.875% Series I Cumulative Redeemable Preferred Stock, 1,621,695 common units of WPG L.P.'s limited partnership interest, and 130,592 WPG LP Series I-1 Preferred Units.

        The cash portion of the Merger consideration was funded by the sale of the two properties to SPG and draws under the $1.25 billion bridge facility, the outstanding balance of which may potentially be repaid with proceeds from future joint ventures with institutional partners, other assets sales and/or capital markets transactions. During the year ended December 31, 2014, the Company incurred $8.8 million of costs related to the Merger, which are included in merger and transaction costs in the consolidated and combined statements of operations. Additionally, the Company incurred $3.9 million of Bridge Loan commitment and structuring fees, which are included in deferred costs and other assets as of December 31, 2014 in the consolidated and combined balance sheets. The Company incurred $3.7 million of Bridge Loan commitment and funding fees in 2015 in connection with the funding of the Bridge Loan. Accordingly, the Company will record $7.6 million of loan cost amortization in 2015. Additional transaction costs totaling approximately $18.6 million were incurred in 2015 in connection with the closing of the Merger.

        See Item 3, "Legal Proceedings" for a discussion of Merger-related litigation.

Overview

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

        We consider FFO, NOI, and comparable property NOI (NOI for properties owned and operating in both periods under comparison) to be key measures of operating performance that are not specifically defined by accounting principles generally accepted in the United States, or GAAP. We use these measures internally to evaluate the operating performance of our portfolio and provide a basis for comparison with other real estate companies. Reconciliations of these measures to the most comparable GAAP measure are included elsewhere in this report.

Portfolio Data

        The portfolio data discussed in this overview includes key operating statistics including ending occupancy and average base minimum rent per square foot.

        Core business fundamentals in the overall portfolio during 2014 generally improved compared to 2013. Ending occupancy for the shopping centers held steady at 92.7% as of December 31, 2014, as compared to 92.8% as of December 31, 2013. Average base minimum rent per square foot remained stable across the portfolio as the shopping centers saw an increase of 1.6%.

        Our share of portfolio NOI grew by 5.3% in 2014 as compared to 2013. Comparable property NOI increased 1.6% for the portfolio, net of the approximate 165 basis point impact of increased costs associated with the harsh winter weather conditions in the first quarter of 2014.

        The following table sets forth key operating statistics for the combined portfolio of properties or interests in properties:

	December 31, 2014	%/Basis Points Change(1)	December 31, 2013	%/Basis Points Change(1)	December 31, 2012
Ending Occupancy	92.7%	–10 bps	92.8%	+90 bps	91.9%
Average Base Minimum Rent per Square Foot	$19.17	1.6%	$18.86	0.3%	$18.81

(1)
Percentages may not recalculate due to rounding. Percentage and basis point changes are representative of the change from the comparable prior period.

        Ending Occupancy Levels and Average Base Minimum Rent per Square Foot.    Ending occupancy is the percentage of gross leasable area, or GLA, which is leased as of the last day of the reporting period. We include all company owned space except for mall anchors, mall majors, office space, mall freestanding and mall outlots in the calculation of ending occupancy. Strip center GLA included in the calculation relates to all company owned space. Average base minimum rent per square foot is the average base minimum rent charge in effect for the reporting period for all tenants that would qualify to be included in ending occupancy.

  Current Leasing Activities

        During the year ended December 31, 2014, we signed 225 new leases and 582 renewal leases with a fixed minimum rent (excluding mall anchors and majors, new development, redevelopment, expansion, downsizing, and relocation) across the portfolio, comprising approximately 2.3 million square feet, essentially all of which related to consolidated properties. During the year ended December 31, 2013, we signed 263 new leases and 404 renewal leases, comprising approximately 1.9 million square feet of which 1.7 million square feet related to consolidated properties. The average annual initial base minimum rent for new leases was $21.25 psf in 2014 and $19.41 psf in 2013 with an average tenant allowance on new leases of $31.18 psf and $21.06 psf, respectively.

Critical Accounting Policies

        The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. We base our estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances. These judgments affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied resulting in a different presentation of our financial statements. From time to time, we reevaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current information. Below is a discussion of accounting policies that we consider critical in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain. For a summary of our significant accounting policies, please refer to Note 3 of the notes to the consolidated and combined financial statements.

  •
  We, as a lessor, retain substantially all of the risks and benefits of ownership of the investment properties and account for our leases as operating leases. We accrue minimum rents on a straight-line basis over the terms of their respective leases. Many of our retail tenants are also required to pay overage rents based on sales over a stated base amount during the lease year. We recognize overage rents only when each tenant's sales exceed its sales threshold.

  •
  We review investment properties for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of investment properties may not be recoverable. These circumstances include, but are not limited to, a decline in a property's cash flows, occupancy or tenant sales. We measure any impairment of investment property when the estimated undiscounted operating income before depreciation and amortization plus its residual value is less than the carrying value of the property. To the extent impairment has occurred, we charge to income the excess of carrying value of the property over its estimated fair value. We may decide to sell properties that are held for use and the sale prices of these properties may differ from their carrying values. We also review our investments, including investments in unconsolidated entities, if events or circumstances change indicating that the carrying amount of our investments may not be recoverable. We will record an impairment charge if we determine that a decline in the fair value of the investments below carrying value is other-than-temporary. Changes in economic and operating conditions that occur subsequent to our review of recoverability of investment property and other investments could impact the assumptions used in that assessment and could result in future charges to earnings if assumptions regarding those investments differ from actual results.

  •
  To maintain our status as a REIT, we must distribute at least 90% of our taxable income in any given year and meet certain asset and income tests. We monitor our business and transactions that may potentially impact our REIT status. In the unlikely event that we fail to maintain REIT status, and available relief provisions do not apply, then we would be required to pay federal income taxes at regular corporate income tax rates during the period we did not qualify as a REIT. If we lost our REIT status, we could not elect to be taxed as a REIT for four years unless our failure was due to reasonable cause and certain other conditions were met. As a result, failing to maintain REIT status would result in a significant increase in the income tax expense recorded and paid during those periods.

  •
  We make estimates as part of our allocation of the purchase price of acquisitions to the various components of the acquisition based upon the fair value of each component. The most significant components of our allocations are typically the allocation of fair value to the buildings as-if-vacant, land and market value of in-place leases. In the case of the fair value of buildings and the allocation of value to land and other intangibles, our estimates of the values of these components will affect the amount of depreciation we record over the estimated useful life of the property acquired or the remaining lease term. In the case of the market value of in-place leases, we make our best estimates of the tenants' ability to pay rents based upon the tenants' operating performance at the property, including the competitive position of the property in its market as well as tenant sales, rents per square foot, and overall occupancy cost for the tenants in place at the acquisition date. Our assumptions affect the amount of future revenue that we will recognize over the remaining lease term for the acquired in-place leases.

  •
  A variety of costs are incurred in the development and leasing of properties. After determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. Determination of when a development project is substantially complete and capitalization must cease involves a degree of judgment. The costs of land and buildings under development include specifically identifiable costs. The capitalized costs include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs and other costs incurred during the period of development. We consider a construction project as substantially completed and held available for occupancy and cease capitalization of costs upon opening.

Results of Operations

        The following activities related to redevelopments affected our results in the comparative periods:

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

        The following acquisitions and dispositions affected our results in the comparative periods:

  •
  On December 1, 2014, we acquired our partner's 50 percent interest in Whitehall Mall, a 613,000 square foot shopping center located in Whitehall, Pennsylvania. The property was previously accounted for under the equity method, but is now consolidated as it is wholly owned post-acquisition.

  •
  On July 17, 2014, we sold Highland Lakes Center, a wholly owned shopping center in Orlando, Florida.

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

  •
  On March 22, 2012, SPG acquired a controlling interest in Concord Mills Marketplace, a 230,000 square foot shopping center and previously unconsolidated property which was distributed to WPG. Results of operations of this property have been included in the combined financial results from the date of SPG's acquisition.

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

        For the purposes of the following comparisons, the above transactions are referred to as the "property transactions." In the following discussions of our results of operations, "comparable" refers to properties we owned and operated throughout both years in the year-to-year comparisons.

Year Ended December 31, 2014 vs. Year Ended December 31, 2013

        Minimum rents increased $23.1 million, of which the property transactions accounted for $18.4 million. Comparable rents increased $4.7 million, or 1.1%, primarily attributable to an increase in base minimum rents. Tenant reimbursements increased $10.1 million, due to a $7.1 million increase attributable to the property transactions and a $3.0 million increase in comparable properties primarily due to utility reimbursements and annual fixed contractual increases related to common area maintenance. Other income increased $1.1 million primarily attributable to the property transactions.

        Total operating expenses increased $84.7 million, of which $38.9 million was attributable to transaction costs related to the separation of WPG from SPG, $12.2 million was attributable to general and administrative expenses associated with WPG operating as a separate, publicly-traded company and $8.8 million was attributable to costs associated with the Merger. Of the remaining increase, $19.5 million was attributable to the property transactions and $5.3 million was attributable to the comparable properties primarily resulting from increased snow removal and utility costs due to the harsh winter of 2014.

        Interest expense increased $27.4 million, of which $15.5 million was attributable to mortgages placed on seven previously unencumbered properties during 2014, $1.6 million was attributable to the prepayment penalty net of interest savings on the Sunland Park Mall mortgage, $9.0 million was attributable to borrowings on the revolving credit facility and term loan and $2.7 million was attributable to the property transactions. These increases are partially offset by decreases of $1.2 million attributable to three fully or partially repaid loans and $0.2 million on the remaining properties primarily attributable to lower interest on their amortizing loan balances.

        The aggregate gain recognized on the property transactions during the 2014 period was $111.0 million, including $99.4 million from the acquisition of controlling interests in Clay Terrace, a portfolio of seven open-air shopping centers and Whitehall Mall, $9.0 million from the sale of Highland Lakes Center, $2.4 million from the sale of New Castle Plaza and $0.2 million from the sale of our interest in one unconsolidated shopping center. The aggregate gain recognized on the property transactions during the 2013 period was $14.2 million from the increase in and subsequent sale of our interests in three unconsolidated shopping centers.

Year Ended December 31, 2013 vs. Year Ended December 31, 2012

        Minimum rents increased $4.1 million and tenant reimbursements increased $1.8 million during 2013, of which the property transactions accounted for the majority of both of the increases. Other income decreased $4.1 million primarily as a result of decreased land sales in 2013 versus 2012.

        Total operating expenses decreased $10.3 million. The reduction was primarily the result of lower property operating costs of $2.2 million as a result of our continued cost savings efforts. In addition, depreciation and amortization expense decreased by $6.4 million due to amortization related to the property transactions and higher tenant allowance write offs in 2012 versus 2013. Our provision for credit losses decreased $1.3 million from the prior year period reflecting the overall strong economic health of our tenants.

        Interest expense decreased $3.8 million primarily due to a reduction in mortgage debt outstanding as a result of our net financing activity during the comparative periods including unencumbering seven properties through repayment of $114.2 million of mortgage loans in 2012.

        On February 21, 2013, SPG increased its economic interest in three unconsolidated strip centers and subsequently disposed its interests in those properties. These properties were part of a portfolio of interests in properties, the remainder of which is included within those properties expected to be distributed by SPG to WPG. The aggregate gain recognized on this transaction was $14.2 million.

Liquidity and Capital Resources

        Our primary uses of cash include payment of operating expenses, working capital, debt repayment, including principal and interest, reinvestment in properties, development and redevelopment of properties, tenant allowance and dividends. Our primary sources of cash are operating cash flow and borrowings under our debt arrangements. At December 31, 2014, our debt arrangements included our senior unsecured revolving credit facility, or Revolver, and a senior unsecured term loan, or Term Loan (collectively referred to as the "Facility"). As a result of the Merger, our indebtedness has increased significantly, including $1.19 billion in new borrowings under the Bridge Loan, as further discussed below.

        Liquidity and Capital Resources at December 31, 2014.    Because we own primarily long-lived income-producing assets, our financing strategy relies on long-term fixed rate mortgage debt as well as floating rate debt. At December 31, 2014, floating rate debt comprised 38.9% of our total consolidated debt. We will continue to monitor our borrowing mix to limit market risk. We derive most of our liquidity from leases that generate positive net cash flow from operations and distributions of capital from unconsolidated entities, the total of which was $278.8 million during the year ended December 31, 2014.

        Our balance of cash and cash equivalents increased $82.9 million during 2014 to $108.8 million as of December 31, 2014. The increase was primarily due to operating cash flow from the properties, balances acquired in business combinations and proceeds from sale of assets. See "Cash Flows" below for more information.

        On December 31, 2014, we had an aggregate available borrowing capacity of $486.2 million under the Facility, net of outstanding borrowings of $913.8 million. The weighted average interest rate on the Facility was 1.3% for the period from initial borrowing concurrent with the May 28, 2014 separation through December 31, 2014.

        Liquidity and Capital Resources Following the Merger.    Our pro forma indebtedness as of December 31, 2014, after giving effect to the Merger and other transactions contemplated by the Merger agreement and the anticipated incurrence and extinguishment of indebtedness in connection therewith, was approximately $4.8 billion, compared to approximately $2.3 billion at December 31, 2014 on a historical basis. Thus, following completion of the Merger our indebtedness has increased significantly. This could have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions and increasing our interest expense. Our increased indebtedness following the Merger is described in greater detail under "Financing and Debt" below. The additional indebtedness includes additional mortgages of approximately $1.3 billion, as well as unsecured borrowings of $1.19 billion under the Bridge Loan.

        In addition, we have and will continue to incur various costs and expenses associated with the financing for the Merger. The amount of cash required to pay interest on our increased indebtedness levels following completion of the Merger are greater than the amount of cash flows required to service our indebtedness prior to the Merger.

        Our increased levels of indebtedness following completion of the Merger could also reduce access to capital and increase borrowing costs generally, thereby reducing funds available for working capital, capital expenditures, tenant improvements, acquisitions and other general corporate purposes and may create competitive disadvantages for us relative to other companies with lower debt levels. If we do not achieve the expected benefits and cost savings from the Merger, or if the financial performance of the combined company does not meet current expectations, then our ability to service our indebtedness may be adversely impacted. Certain of the indebtedness that we incurred in connection with the Merger bears interest at variable interest rates. If interest rates increase, such variable rate debt would create higher debt service requirements, which could adversely affect our cash flows.

        On February 25, 2015, we announced that we, through certain of our affiliates, O'Connor Mall Partners, L.P., a Delaware limited partnership ("OC"), and Fidelity National Title Insurance Company, as escrow agent, entered into a purchase, sale and escrow agreement (the "Agreement"), providing for our sale to OC of a 49% partnership interest in a newly formed limited partnership (the "JV"), with the remaining 51% partnership interest held by us. The JV will own all of the membership interests in certain newly formed limited liability companies, which intend to qualify as real estate investment trusts ("REITs") (the "WPG-OC REITs"), which will own six of our mall properties, each of which was owned by Glimcher prior to the Merger. Pursuant to the Agreement, which is described more fully in our Form 8-K filed February 26, 2015, at the closing of the transaction, OC will acquire the 49% interest in the JV for an aggregate purchase price, subject to certain post-closing adjustments, equal to 49% of an amount equal to $1.625 billion, less any principal amount of new or existing debt related to the properties, plus certain costs spent with respect to the land and development of one of the properties. The transaction is subject to certain closing conditions. The Agreement contains representations and warranties by each party that are subject, in some cases, to specified exceptions and qualifications contained in the Agreement. Each party has agreed, following the closing, to indemnify the other party for losses arising from certain breaches of the Agreement and for certain other liabilities, subject to certain limitations as set forth in the Agreement. Simultaneous with the closing of the transaction, WPG and OC have agreed to enter into a limited partnership agreement with respect to the JV, which will provide for the management and governance of the JV. The Agreement contains termination provisions in favor of both parties, including a right to terminate the Agreement if the closing of the transaction has not occurred on or before September 1, 2015. We expect the transaction to close in the second quarter of 2015, subject to the satisfaction or waiver of the closing conditions, and to generate net proceeds of approximately $430 million to us after taking into account the assumption of debt and estimated closing costs. We expect to use the proceeds to repay a portion of the Bridge Loan.

        Outlook.    Our business model and status as a REIT requires us to regularly access the debt markets to raise funds for acquisition, development and redevelopment activity, and to refinance maturing debt. We may also, from time to time, access the equity capital markets to accomplish our business objectives. We believe we have sufficient cash on hand, availability under the Facility and Bridge Loan, and cash flow from operations to address our debt maturities, dividends and capital needs through 2015.

        The successful execution of our business strategy will require the availability of substantial amounts of operating and development capital both initially and over time. Sources of such capital could include bank borrowings, public and private offerings of debt or equity, including rights offerings, sale of certain assets and joint ventures. The major credit rating agencies initially assigned us an investment grade credit rating of BBB or Baa2. However, as a result of the announcement of the Merger and related financings, the Company has been informed by S&P and Moody's that it has been placed on negative watch and Fitch has downgraded the Company to a BBB– rating. There can be no assurance that the Company will achieve a particular rating or maintain a particular rating in the future.

Cash Flows

        Our net cash flow from operating activities and distributions of capital from unconsolidated entities totaled $278.8 million during 2014. During 2014, we also:

  •
  funded the acquisitions of interests in properties for the net amount of $168.6 million,

  •
  funded capital expenditures of $80.3 million (includes development costs of $1.1 million, renovation and expansion costs of $32.9 million, and tenant costs and other operational capital expenditures of $46.3 million),

  •
  funded restricted cash reserves for future capital expenditures of $9.2 million,

  •
  received net proceeds from sale of assets of $25.0 million,

  •
  received net proceeds from our debt financing, refinancing and repayment activities of $1.2 billion,

  •
  funded distributions to SPG of $1.1 billion primarily related to the separation,

  •
  funded distributions to noncontrolling interest holders in properties of $0.9 million,

  •
  funded distributions to common shareholders and unitholders of $94.1 million, and

  •
  funded investments in unconsolidated entities primarily for development capital of $2.5 million.

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

        We expect to generate positive cash flow from operations in 2015, and we consider these projected cash flows in our sources and uses of cash. These cash flows are principally derived from rents paid by our retail tenants. A significant deterioration in projected cash flows from operations could cause us to increase our reliance on available funds from our debt arrangements, curtail planned capital expenditures, or seek other additional sources of financing as discussed above.

Financing and Debt

  Mortgage Debt

        Total fixed-rate mortgage indebtedness at December 31, 2014 and 2013 was as follows (in thousands):

	December 31, 2014	December 31, 2013
Face amount of mortgage loans	$1,431,516	$917,532
Premiums, net	3,598	1,082

Carrying value of mortgage loans	$1,435,114	$918,614

        On December 1, 2014, resulting from our acquisition of the controlling interest in Whitehall Mall (see "Acquisitions and Dispositions" below), we consolidated an additional mortgage with a fair value of $11.6 million.

        On December 1, 2014, the Company repaid the $29.9 million mortgage on Village Park Plaza and $24.8 million mortgage on the Plaza at Buckland Hills through a $55.0 million borrowing under the Revolver.

        On October 29, 2014, the Company repaid the $15.3 million mortgage on Lake View Plaza and $2.2 million mortgage on DeKalb Plaza through a $18.0 million borrowing under the Revolver.

        On October 10, 2014, the Company restructured the $94.0 million mortgage on Rushmore Mall, splitting the principal balance into an "A Note" of $58.0 million and a "B Note" of $36.0 million. The maturity date of both notes was extended from June 1, 2016 to February 1, 2019 and the interest rate of both notes remains at 5.79%. Interest accrues on both notes, with payment due currently on the A Note and at maturity on the B Note. Under a sale or refinance, amounts of principal and interest due on the B Note may be forgiven, if the sale or refinance proceeds are insufficient to repay the B Note. At closing, the Company contributed $11.6 million to be applied towards closing costs and lender-held reserves, primarily for the funding of capital expenditures at the property. A return of 8% accumulates on this contribution, and payment of the accumulated return and repayment of the remaining contribution balance to the Company is senior to the repayment of the B Note.

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

        On June 5, 2014, we repaid the mortgage on Sunland Park Mall in the amount of $30.7 million (including prepayment penalty of $2.9 million, which is recorded in interest expense in the consolidated and combined statements of operations. The loan was due to mature on January 1, 2026. The repayment was funded through a borrowing on our credit facility (see below).

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

        In addition, during 2014 prior to May 28, 2014, mortgages were obtained on previously unencumbered properties as follows (in millions):

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

  Unsecured Debt

        On May 15, 2014, we closed on our Revolver and Term Loan. The Revolver provides borrowings on a revolving basis up to $900 million, bears interest at one-month LIBOR plus 1.05%, and will initially mature on May 30, 2018, subject to two, 6-month extensions available at our option subject to compliance with the terms of the Facility and payment of a customary extension fee. The Term Loan provides borrowings in an aggregate principal amount up to $500 million, bears interest at one-month LIBOR plus 1.15%, and will initially mature on May 30, 2016, subject to three, 12-month extensions available at our option subject to compliance with the terms of the Facility and payment of a customary extension fee.

        In connection with the formation of WPG, and as contemplated in the Information Statement dated May 16, 2014 filed as Exhibit 99.1 to our current report on Form 8-K filed on May 20, 2014 (the "Information Statement"), we incurred $670.8 million of additional indebtedness under the Facility concurrent with the May 28, 2014 distribution or shortly thereafter. The proceeds of the borrowings under the Facility were used as follows: (i) $585.0 million was retained by SPG as part of the formation transactions, (ii) $30.7 million was used for the repayment of the Sunland Park Mall mortgage, (iii) $38.9 million was retained to cover transaction and other costs, (iv) $11.4 million was repaid to SPG for deferred loan financing costs and (v) the remaining $4.8 million was retained on hand for other corporate and working capital purposes. On June 17, 2014, we incurred an additional $170.0 million of indebtedness under the Facility, the proceeds of which were primarily used for the acquisition of our partner's interest in a portfolio of seven open-air shopping centers (see "Acquisitions and Dispositions" below). During the fourth quarter of 2014, we incurred an additional $73.0 million of indebtedness under the Facility, the proceeds of which were primarily used for the repayment of the Village Park Plaza mortgage, the Plaza at Buckland Hills mortgage, the Lake View Plaza mortgage and the DeKalb Plaza mortgage (see above).

        At December 31, 2014, our unsecured debt consisted of $413.8 million outstanding under the Revolver and $500.0 million outstanding under the Term Loan. On December 31, 2014, we had an aggregate available borrowing capacity of $483.4 million under the Facility, net of $2.8 million received for outstanding letters of credit.

  Covenants

        Our unsecured debt agreements contain financial and other covenants. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender including adjustments to the applicable interest rate. As of December 31, 2014, management believes the Company is in compliance with all covenants of its unsecured debt.

        At December 31, 2014, certain of our consolidated subsidiaries were the borrowers under 29 non-recourse mortgage loans secured by mortgages encumbering 33 properties, including four separate pools of cross-defaulted and cross- collateralized mortgages encumbering a total of 10 properties. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt instruments contain financial and other non-financial covenants which are specific to the properties which serve as collateral for that debt. Our existing non-recourse mortgage loans generally prohibit our subsidiaries that are borrowers thereunder from incurring additional indebtedness, subject to certain customary and limited exceptions. In addition, certain of these instruments limit the ability of the applicable borrower's parent entity from incurring mezzanine indebtedness unless certain conditions are satisfied, including compliance with maximum loan to value ratio and minimum debt service coverage ratio tests. If the borrower fails to comply with these covenants, the lender could accelerate the debt and enforce its right against their collateral. Further, under certain of these existing agreements, if certain cash flow levels in respect of the applicable mortgaged property (as described in the applicable agreement) are not maintained for at least two consecutive quarters, the lender could accelerate the debt and enforce its right against its collateral. At December 31, 2014, management believes the applicable borrowers under these non-recourse mortgage loans were in compliance with all covenants where non-compliance could individually, or giving effect to applicable cross-default provisions in the aggregate, have a material adverse effect on our financial condition, results of operations or cash flows.

  Summary of Financing

        Our consolidated debt and the effective weighted average interest rates as of December 31, 2014 and 2013 consisted of the following (dollars in thousands):

Debt Subject to	December 31, 2014	Effective Weighted Average Interest Rate	December 31, 2013	Effective Weighted Average Interest Rate
Fixed Rate	$1,435,114	5.23%	$918,614	5.87%
Variable Rate	913,750	1.27%	—	0.00%

Total	$2,348,864	3.69%	$918,614	5.87%

  Contractual Obligations

        In regards to long-term debt arrangements, the following table summarizes the material aspects of these future obligations on our indebtedness as of December 31, 2014, and subsequent years thereafter assuming the obligations remain outstanding through initial maturities (in thousands):

	2015	2016 - 2017	2018 - 2019	After 2019	Total
Long Term Debt(1)	$187,579	$928,634	$502,434	$726,619	$2,345,266
Interest Payments(2)	79,620	108,486	81,145	95,098	364,349
Ground Leases	2,205	5,076	5,008	89,794	102,083

Total	$269,404	$1,042,196	$588,587	$911,511	$2,811,698

(1)
Represents principal maturities only and therefore excludes net premiums of $3,598.

(2)
Variable rate interest payments are estimated based on the LIBOR rate at December 31, 2014.

(3)
After taking into consideration the effects of the Merger, including the Bridge Loan, preferred dividends, assumed debt, and ground and office rent, the total obligations would be approximately $1.0 billion for 2015, $2.5 billion for 2016-2017, $0.7 billion for 2018-2019 and $1.9 billion for periods after 2019, for a total of $6.1 billion. Regarding preferred shares, since there is no required redemption, dividends on those shares may be paid in perpetuity; for purposes of this table, such dividends were included through 2017.

  Off-Balance Sheet Arrangements

        Off-balance sheet arrangements consist primarily of investments in joint ventures which are common in the real estate industry. Joint ventures typically fund their cash needs through secured debt financings obtained by and in the name of the joint venture entity. The joint venture debt is secured by a first mortgage, is without recourse to the joint venture partners, and does not represent a liability of the partners, except to the extent the partners or their affiliates expressly guarantee the joint venture debt. As of December 31, 2014, there were no guarantees of joint venture related mortgage indebtedness. WPG may elect to fund cash needs of a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans, although such fundings are not required contractually or otherwise.

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

  Long Term Incentive Awards

  Time Vested LTIP Awards

        During 2014, the Company awarded 283,610 time-vested LTIP Units ("Inducement LTIP Units") to certain executive officers and employees of the Company under the Plan, pursuant to LTIP Unit Award Agreements between the Company and each of the grant recipients. The Inducement LTIP Units vest 25% on each of the first four anniversaries of the grant date, subject to each respective grant recipient's continued employment on each such vesting date. The grant date fair value of the Inducement LTIP Units of $5.5 million is being recognized as expense over the applicable vesting period. As of December 31, 2014, the estimated future compensation expense for Inducement LTIP Units was $4.9 million. The weighted average period over which the compensation expense will be recorded for the Inducement LTIP Units is approximately 3.5 years.

  Performance Based Awards

        During 2014, the Company awarded LTIP units subject to performance conditions described below ("Performance LTIP Units") to certain executive officers and employees of the Company in the maximum total amount of 452,327 units. The Performance LTIP Units are market based awards with a service condition. Recipients may earn between 0%—100% of the award based on the Company's achievement of total shareholder return ("TSR") goals. The Performance LTIP Units relate to the following performance periods: from the beginning of the service period of May 28, 2014 (or August 25, 2014 for certain Performance LTIP Units) to (i) December 31, 2015 ("First Special PP"), (ii) December 31, 2016 ("Second Special PP"), and (iii) December 31, 2017 ("Third Special PP"). The number of Performance LTIP Units earned in respect of each performance period will be determined as a percentage of the maximum, based on the Company's achievement of absolute and relative (versus the MSCI REIT Index) TSR goals, with 40% of the Performance LTIP Units available to be earned with respect to each performance period based on achievement of absolute TSR goals, and 60% of the Performance LTIP Units available to be earned with respect to each performance period based on achievement of relative TSR goals. For 257,327 units, the maximum number of performance LTIP units that can be earned for each performance period is 40% for the First Special PP and 30% for each of the Second Special PP and the Third Special PP. For the remaining 195,000 units, the maximum number of Performance LTIP Units that can be earned for each individual performance period is one-third of the total.

        The Performance LTIP awards that are earned, if any, will then be subject to a service-based vesting period. The vesting date would be May 28, 2017 for the First Special PP and Second Special PP. Awards earned under the Third Special PP would vest immediately upon the conclusion of the performance period and would require no subsequent service.

        The fair value of the Performance LTIP Unit awards was estimated using a Monte Carlo simulation model and compensation is being recognized ratably from the beginning of the service period through the vesting date of May 28, 2017 for the First Special PP and Second Special PP. Compensation expense for the Third Special PP is being recognized ratably from the beginning of the service period through the end of the performance period, or December 31, 2017. The weighted average per share value of performance shares awarded, the total amount of compensation to recognized over the performance period, and the assumptions used to value the grants is provided below:

2014
Fair value per share of Performance LTIP Units	$9.27
Total amount to be recognized over the performance period	$4,182
Risk free rate	1.11%
Volatility	28.88%
Dividend yield	5.20%
Correlation of the Returns	77.01%

        As of December 31, 2014, the estimated future compensation expense for Performance LTIP Units was $3.3 million. The weighted average period over which the compensation expense will be recorded for the Performance LTIP Units is approximately 2.5 years.

  Other Award

        Additionally, one executive officer will receive an annual grant of LTIP units for each fiscal year while employed by the Company (the "Annual LTIP Units"). The number of Annual LTIP Units granted in respect of a fiscal year will be determined based on the Company's achievement of TSR goals with respect to such fiscal year by dividing a cash amount, not greater than $0.6 million for 2014 and an amount equal to the executive officer's annual base salary for 2015 and subsequent fiscal years, by the average closing price of our common stock for the final 15 trading days of such fiscal year. Annual LTIP Units vest at a rate of one-third on each of the first three anniversaries of the first day of the fiscal year following the fiscal year in respect of which such Annual LTIP Units were granted. No award was earned in 2014.

        A summary of Inducement LTIP Units and Performance LTIP Units activity under the terms of the Plan for the year ended December 31, 2014 is as follows:

	Number of Inducement LTIP Units	Weighted Average Grant Date Fair Value	Number of Performance LTIP Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2013	—	$—	—	$—
Granted	283,610	19.39	452,327	9.27
Vested	—	—	—	—
Forfeited	—	—	—	—

Outstanding at December 31, 2014	283,610	$—	452,327	$9.27

        We recorded compensation expense related to all long term incentive awards of approximately $1.8 million for the year ended December 31, 2014, which expense is included in general and administrative expense in the consolidated and combined statements of operations.

  Board of Directors Compensation

        On August 4, 2014, the Board of Directors approved annual compensation for the period of May 28, 2014 through May 28, 2015 for the independent members of the Board of Directors of the Company. Each independent director's annual compensation shall total $0.2 million based on a combination of cash and restricted stock units granted under the Plan. During 2014, the four independent directors were each granted restricted stock units for 6,380 shares with an aggregate grant date fair value of $0.5 million, which is being recognized as expense over the vesting period ending on May 28, 2015.

  Dividends

        On September 15, 2014, the Company paid a quarterly cash dividend of $0.25 per common share/unit. On August 4, 2014, the Company's Board of Directors had declared the dividend to shareholders and unitholders of record on August 27, 2014, with an ex-dividend date of August 25, 2014.

        On December 15, 2014, the Company paid a quarterly cash dividend of $0.25 per common share/unit. On November 4, 2014, the Company's Board of Directors had declared the dividend to shareholders and unitholders of record on November 26, 2014, with an ex-dividend date of November 25, 2014.

        On January 22, 2015, the Company paid a cash dividend of $0.14 per common share/unit for the period from November 26, 2014 through January 14, 2015. On December 24, 2014, the Company's Board of Directors had declared the dividend, which was contingent on the closing of the Merger, to shareholders and unitholders of record on January 14, 2015, with an ex-dividend date of January 21, 2015. The dividend represents the first quarter 2015 regular quarterly dividend prorated for the dividend period prior to the Merger.

        On February 24, 2015, the Company's Board of Directors declared the following cash dividends:

Security Type	Dividend per Share/Unit	For the Quarter Ended	Record Date	Payable Date
Common Shares/Units(1)	$0.1100	March 31, 2015	March 6, 2015	March 16, 2015
Series G Preferred Shares	$0.5078	March 31, 2015	March 31, 2015	April 15, 2015
Series H Preferred Shares	$0.4688	March 31, 2015	March 31, 2015	April 15, 2015
Series I Preferred Shares	$0.4297	March 31, 2015	March 31, 2015	April 15, 2015
Series I-1 Preferred Units	$0.4563	March 31, 2015	March 31, 2015	April 15, 2015

(1)
Represents a provided dividend for the period from January 15, 2015 through March 31, 2015, which is in addition to $0.14 stub dividend paid on January 22, 2015 noted above.

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

        On January 15, 2015, we acquired 23 properties in the Merger (see "Merger with Glimcher Realty Trust" above).

        On January 13, 2015, we acquired Canyon View Marketplace, a 43,000 square foot shopping center located in Grand Junction, Colorado, for $10.0 million including the assumption of an existing mortgage of $5.5 million. The source of funding for the acquisition was cash on hand.

        On December 1, 2014, we acquired our partner's 50 percent interest in Whitehall Mall, a 613,000 square foot shopping center located in Whitehall, Pennsylvania, for approximately $14.9 million. The center is anchored by Sears, Kohl's, Bed Bath & Beyond, Gold's Gym, Buy Buy Baby, Raymour & Flanigan Furniture and Michaels. The property was previously accounted for under the equity method, but is now consolidated as it is wholly owned post-acquisition. The consolidation of this previously unconsolidated property resulted in a remeasurement of our previously held interest to fair value and a corresponding non-cash gain of approximately $10.5 million which is included in gain upon acquisition of controlling interests and on sale of interests in properties in the consolidated and combined statements of operations.

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

        On June 18, 2014, we acquired our partner's interest in a portfolio of seven open-air shopping centers, consisting of four centers located in Florida, and one each in Indiana, Connecticut and Virginia, for approximately $162.0 million. The portfolio of properties totals over 2.1 million square feet. Also included in this transaction is land valued at approximately $5.1 million. Previously, we held between 32 percent to 42 percent legal ownership interests in the properties, but received substantially less economic benefit due to the partner's preferred capital allocation. The properties were previously accounted for under the equity method, but are now consolidated as four properties are wholly owned and three properties are approximately 88.2 percent owned post-acquisition. The consolidation of these previously unconsolidated properties resulted in a remeasurement of our previously held interest to fair value and a corresponding non-cash gain of approximately $42.3 million which is included in gain upon acquisition of controlling interests and on sale of interests in properties in the consolidated and combined statements of operations. The source of funding for the acquisition was a borrowing under the Revolver (see "Financing and Debt" above).

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

Development Activity

        New Development, Expansions and Redevelopments.    We routinely incur costs related to construction for significant redevelopment and expansion projects at our properties. We expect our share of development costs (including the development pipeline acquired with the Glimcher purchase) for 2015 related to these activities (including the properties acquired in the Merger) to be approximately $150 to $200 million. Our estimated stabilized return on invested capital typically ranges between 8% and 12%.

        In addition, we own land for the development of a new 400,000 square foot shopping center in the Houston metropolitan area, to be named Fairfield Town Center. The projected cost of this development is expected to be approximately $75.0 million. The carrying value of this project is $11.0 million at

December 31, 2014 which primarily relates to the cost of the underlying land and site improvements for infrastructure. The development is expected to be fully completed in the first half of 2016.

        During the second quarter of 2014, we commenced redevelopment activities at Jefferson Valley Mall, a 556,000 square foot shopping center located in the New York City area. The total cost of this project is expected to be approximately $34.0 million. The redevelopment is expected to be fully completed in mid-2017.

        During the third quarter of 2013, we opened University Town Plaza, a former enclosed mall which was redeveloped into a 580,000 square foot open-air shopping center located in Pensacola, Florida. The total cost of this project was approximately $33.0 million.

        We do not expect to hold material land for development. Land currently held for future development is substantially limited to parcels at our current centers which we may utilize for expansion of the existing center or sales of outlots.

  Capital Expenditures.

        The following table summarizes total capital expenditures on a cash basis (in thousands) for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
New developments(1)	$1,087	$2,686	$926
Redevelopments and expansions(2)	32,880	44,602	22,186
Tenant allowances	24,075	29,638	26,378
Operational capital expenditures	22,250	16,366	18,351

Total	$80,292	$93,292	$67,841

(1)
Primarily relates to land held for development of Fairfield Town Center.

(2)
Includes project costs for the redevelopment of University Town Plaza of $10.5 million and $13.7 million for the years ended December 31, 2013 and 2012, respectively.

Forward-Looking Statements

        Certain statements made in this section or elsewhere in this report may be deemed "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained, and it is possible that our actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks and uncertainties. Such factors include, but are not limited to: our ability to meet debt service requirements; the availability of financing; changes in our credit rating; changes in market rates of interest; the ability to hedge interest rate risk; risks associated with the acquisition, development and expansion of properties; our dependency on key management personnel; our ability to raise capital and to generate sufficient revenue from operations to pay distributions to shareholders; risks related to the Merger including our ability to maintain our qualification as a REIT, to effectively integrate our business with that of Glimcher and to attract and retain key employees; our high level of indebtedness following the Merger; the impact of restrictive covenants in the agreements that govern our indebtedness; our limited history operating as an independent company; risks related to our separation from SPG including our dependency on SPG to provide certain services and potential indemnification liabilities; risks related to the accuracy of our due diligence review of acquisition opportunities or other transactions; our ability to engage in desirable strategic capital-raising transactions; risks related to our ability to qualify as a REIT including unexpected income tax liability and potential delisting from the NYSE if we fail to maintain such qualification; the impact of REIT distribution requirements on our liquidity and our business plan; general risks related to retail real estate including our ability to renew leases or lease new properties on favorable terms, our dependency on anchor stores or major tenants and on the level of revenues realized by our tenants; the liquidity of real estate investments; environmental liabilities; international, national, regional and local economic climates; changes in market rental rates; trends in the retail industry; relationships with anchor tenants; the inability to collect rent due to the bankruptcy or insolvency of tenants or otherwise; risks relating to joint venture properties including our limited control with respect to properties that are partially owned or managed by third parties; intensely competitive market environment in the retail industry; costs of common area maintenance and our ability to obtain reimbursements from tenants for such costs; changes in laws and regulations governing our business; insurance costs and coverage; our ability to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act; the risk that your ownership may be diluted in the future; the possibility that certain provisions in our amended and restated articles of incorporation and bylaws and provisions of Indiana law might prevent or delay an acquisition of our company; the influence our substantial shareholders may exert over our company; terrorist activities; changes in economic and market conditions; and maintenance of our status as a real estate investment trust. We discussed these and other risks and uncertainties under the heading "Risk Factors" in this Annual Report on Form 10-K. We may update that discussion in subsequent Quarterly Reports on Form 10-Q, but otherwise we undertake no duty or obligation to update or revise these forward-looking statements, whether as a result of new information, future developments, or otherwise.

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

        We determine FFO based on the definition set forth by the National Association of Real Estate Investment Trusts, or NAREIT, as net income computed in accordance with GAAP:

  •
  excluding real estate related depreciation and amortization,

  •
  excluding gains and losses from extraordinary items and cumulative effects of accounting changes,

  •
  excluding gains and losses from the sales or disposals of previously depreciated operating properties (in which we have included gains and losses upon acquisition of controlling interests in such properties),

  •
  excluding impairment charges of depreciable real estate,

  •
  plus the allocable portion of FFO of unconsolidated entities accounted for under the equity method of accounting based upon economic ownership interest.

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

        The following schedule reconciles total FFO to net income for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	For the Year Ended December 31,
	2014	2013	2012
Net Income	$205,455	$187,334	$156,390
Adjustments to Arrive at FFO:
Depreciation and amortization from consolidated properties	197,867	182,828	189,187
Our share of depreciation and amortization from unconsolidated entities	2,717	3,475	3,162
Gain upon acquisition of controlling interests and on sale of interests in properties	(110,988)	(14,152)	—
Net income attributable to noncontrolling interest holders in properties	—	(213)	(259)
Noncontrolling interests portion of depreciation and amortization	—	(165)	(153)

FFO of the Operating Partnership(1)	$295,051	$359,107	$348,327
FFO allocable to limited partners	50,875	60,721	58,899

FFO allocable to shareholders	$244,176	$298,386	$289,428

Diluted net income per share	$1.10	$1.00	$0.84
Adjustments to arrive at FFO per share:
Depreciation and amortization from consolidated properties and our share of depreciation and amortization from unconsolidated properties	$1.07	$1.00	$1.03
Gain upon acquisition of controlling interests and on sale of interests in properties	$(0.60)	$(0.08)	$—

Diluted FFO per share	$1.57	$1.92	$1.87

Basic and diluted weighted average shares outstanding	155,162,597	155,162,597	155,162,597
Weighted average limited partnership units outstanding	32,328,347	31,575,487	31,575,487

Diluted weighted average shares and units outstanding	187,490,944	186,738,084	186,738,084

(1)
FFO includes transaction costs related to WPG's separation from SPG of $38.9 million, or $0.21 per diluted share, in the year ended December 31, 2014. Additionally, FFO includes costs associated with the Merger with Glimcher of $8.8 million, or $0.05 per diluted share, in the year ended December 31, 2014. Further, FFO includes general and administrative costs related to being a publicly traded company after the separation of $12.2 million, or $0.07 per diluted share, in the year ended December 31, 2014. Finally, FFO includes interest expense related to additional indebtedness incurred related to the separation of approximately $24.6 million, or $0.13 per diluted share, in the year ended December 31, 2014.

        The following schedule reconciles NOI to net income and sets forth the computations of comparable property NOI for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	For the Year Ended December 31,
	2014	2013	2012
Reconciliation of NOI of consolidated properties:
Net Income	$205,455	$187,334	$156,390
Income and other taxes	1,215	196	165
Interest expense	82,452	55,058	58,844
Gain on sale of interests in properties	(110,988)	(14,152)	—
Income from unconsolidated entities	(973)	(1,416)	(1,028)
General and administrative	12,219	—	—
Spin-off costs	38,907	—	—
Merger and transaction costs	8,839	—	—

Operating Income	237,126	227,020	214,371
Depreciation and amortization	197,890	182,828	189,187

NOI of consolidated properties	$435,016	$409,848	$403,558

Reconciliation of NOI of unconsolidated entities:
Net Income	$7,372	$14,154	$16,430
Interest expense	8,925	14,322	13,786
Loss (income) from operations of discontinued joint venture interests	1	(488)	(4,124)

Operating Income	16,298	27,988	26,092
Depreciation and amortization	9,599	15,077	13,978

NOI of unconsolidated entities	$25,897	$43,065	$40,070

Total consolidated and unconsolidated NOI from continuing operations	$460,913	$452,913	$443,628

Adjustments to NOI:
NOI of discontinued unconsolidated properties	61	1,287	7,627

Total NOI of our portfolio	$460,974	$454,200	$451,255

Change in NOI from prior period	1.5%	0.7%
Less: Joint venture partners' share of NOI	(20,667)	(36,079)	(40,347)

Our Share of NOI	$440,307	$418,121	$410,908

Increase in our share of NOI from prior period	5.3%	1.8%
Total NOI of our portfolio	$460,974	$454,200
NOI from non comparable properties(1)	14,921	15,326

Total NOI of comparable properties(2)	$446,053	$438,874

Increase in NOI of comparable properties	1.6%

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        Sensitivity Analysis.    We are exposed to market risk from changes in interest rates. We seek limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs by closely monitoring our variable rate debt and converting such debt to fixed rates when we deem such conversion advantageous. From time to time, we may enter into interest rate swap agreements or other interest rate hedging contracts. While these agreements are intended to lessen the impact of rising interest rates, they also expose us to the risks that the other parties to the agreements will not perform, we could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly effective cash flow hedges under GAAP guidance. As of December 31, 2014, $913.8 million of our aggregate indebtedness (38.9% of total indebtedness) was subject to variable interest rates.

        If market rates of interest on our variable rate debt fluctuate by 50 basis points, future earnings and cash flows would increase or decrease, depending on rate movement, by $4.6 million annually. This assumes that the amount outstanding under our variable rate debt remains at $913.8 million, the balance as of December 31, 2014.

Item 8.    Financial Statements and Supplementary Data

        The financial statements of the Company included in this report are listed in Part IV, Item 15 of this report.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

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

        No Management Report or Attestation Report Regarding Internal Control.    This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

        Changes in Internal Control Over Financial Reporting.    There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        None.

Part III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2015 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A.

Item 11.    Executive Compensation

        The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2015 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2015 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A.

Item 13.    Certain Relationships and Related Transactions and Director Independence

        The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2015 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A.

Item 14.    Principal Accountant Fees and Services

        The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2015 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A.

Part IV

Item 15.    Exhibits and Financial Statement Schedules

1.     Financial Statements

        Included herein at pages F-1 through F-35.

2.     Financial Statement Schedules

        The following financial statement schedule is included herein at pages F-36 through F-39:

  Schedule III—Real Estate and Accumulated Depreciation

  All other schedules for which provision is made in Regulation S-X are either not required to be included herein under the related instructions or are inapplicable or the related information is included in the footnotes to the applicable financial statement and, therefore, have been omitted.

3.     Exhibits

        The following exhibits are filed as part of this Annual Report on Form 10-K:

Exhibit Number		Exhibit Descriptions
2.1		Separation and Distribution Agreement by and among Simon Property Group, Inc., Simon Property Group, L.P., Washington Prime Group Inc. and Washington Prime Group, L.P., dated as of May 27, 2014 (incorporated by reference to Form 8-K filed May 29, 2014)
2.2
Agreement and Plan of Merger, dated as of September 16, 2014, by and among Washington Prime Group Inc., Washington Prime Group, L.P., WPG Subsidiary Holdings I, LLC, WPG Subsidiary Holdings II Inc., Glimcher Realty Trust and Glimcher Properties Limited Partnership (including the exhibits attached thereto) (incorporated by reference to Form 8-K filed September 19, 2014). Pursuant to Item 601(b)(2) of Regulation S-K, certain schedules and exhibits to this agreement are omitted. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the U.S. Securities and Exchange Commission (the "SEC") upon request.
3.1		Amended and Restated Articles of Incorporation of Washington Prime Group Inc. (incorporated by reference to the Form S-4 filed October 28, 2014 (Commission File No. 333-199626))
3.2		Amended and Restated Bylaws of Washington Prime Group Inc. (incorporated by reference to Form 8-K filed January 22, 2015)
4.1		Articles of Amendment of Washington Prime Group Inc. setting forth the Terms of Series G Cumulative Redeemable Preferred Stock (incorporated by reference to Form 8-A filed January 14, 2015)
4.2		Articles of Amendment of Washington Prime Group Inc. setting forth the Terms of Series H Cumulative Redeemable Preferred Stock (incorporated by reference to Form 8-A filed January 14, 2015)
4.3		Articles of Amendment of Washington Prime Group Inc. setting forth the Terms of Series I Cumulative Redeemable Preferred Stock (incorporated by reference to Form 8-A filed January 14, 2015)
4.4		Amended and Restated Limited Partnership Agreement of Washington Prime Group, L.P. (incorporated by reference to Form 8-K filed May 29, 2014)
4.5	**	Amendment No. 1 to Amended and Restated Limited Partnership Agreement of Washington Prime Group, L.P. dated as of January 14, 2015, setting forth the Terms of Series G Preferred Units
4.6	**	Amendment No. 2 to Amended and Restated Limited Partnership Agreement of Washington Prime Group, L.P. dated as of January 14, 2015, setting forth the Terms of Series H Preferred Units
4.7	**	Amendment No. 3 to Amended and Restated Limited Partnership Agreement of Washington Prime Group, L.P. dated as of January 14, 2015, setting forth the Terms of Series I Preferred Units
4.8	**	Amendment No. 4 to Amended and Restated Limited Partnership Agreement of Washington Prime Group, L.P. dated as of January 14, 2015, setting forth the Terms of Series I-1Preferred Units

Exhibit Number		Exhibit Descriptions
10.1		Form of Property Management Agreement by and between subsidiary of Simon Property Group, Inc. and subsidiary of Washington Prime Group Inc. (incorporated by reference to Amendment No. 2 to Form 10 filed March 24, 2014)
10.2
Form of Property Development Agreement by and between subsidiary of Simon Property Group, Inc. and subsidiary of Washington Prime Group Inc. (incorporated by reference to Amendment No. 2 to Form 10 filed March 24, 2014)
10.3	*	Employment Agreement between Washington Prime Group Inc. and Mark Ordan, dated as of February 25, 2014 (incorporated by reference to Amendment No. 2 to Form 10 filed March 24, 2014)
10.4
Transition Services Agreement by and among Simon Property Group, Inc., Simon Property Group, L.P., Washington Prime Group Inc. and Washington Prime Group, L.P. dated May 28, 2014 (incorporated by reference to Form 8-K filed May 29, 2014)
10.5
Tax Matters Agreement by and among Simon Property Group, Inc., Simon Property Group, L.P., Washington Prime Group Inc. and Washington Prime Group, L.P. dated May 28, 2014 (incorporated by reference to Form 8-K filed May 29, 2014)
10.6
Employee Matters Agreement by and among Simon Property Group, Inc., Simon Property Group, L.P., Washington Prime Group Inc. and Washington Prime Group, L.P. dated May 28, 2014 (incorporated by reference to Form 8-K filed May 29, 2014)
10.7	*	Washington Prime Group, L.P. 2014 Stock Incentive Plan (incorporated by reference to Form 8-K filed May 29, 2014)
10.8		Form of Indemnification Agreement between Washington Prime Group Inc. and each of its executive officers and directors (incorporated by reference to Amendment No. 3 to Form 10 filed April 21, 2014)
10.9
Revolving Credit and Term Loan Agreement, by and among Washington Prime Group, L.P., as borrower, Bank of America N.A., as administrative agent and the Lenders party thereto (incorporated by reference to Form 8-K filed May 29, 2015)
10.10	*	Employment Agreement with Robert P. Demchak, dated as of June 3, 2014 (incorporated by reference to Form 8-K filed June 5, 2014)
10.11	*	Employment Agreement with Michael J. Gaffney, dated as of June 3, 2014 (incorporated by reference to Form 8-K filed June 5, 2014)
10.12	*	Employment Agreement with Myles H. Minton, dated as of June 3, 2014 (incorporated by reference to Form 8-K filed June 5, 2014)
10.13	*	Employment Agreement with C. Marc Richards, dated as of June 3, 2014 (incorporated by reference to Form 8-K filed June 5, 2014)
10.14	*	Form of Series 2014 Inducement LTIP Unit Award Agreement, dated as of June 25, 2014 (incorporated by reference to Form 8-K filed June 27, 2014)
10.15	*	Certificate of Designation of Series 2014 Inducement LTIP Units of Washington Prime Group, L.P. (incorporated by reference to Form 8-K filed June 27, 2014)
10.16	*	Form of Non-Employee Director Restricted Stock Unit Award Agreement (incorporated by reference to Form 8-K filed August 8, 2014)

Exhibit Number		Exhibit Descriptions
10.17	*	Form of Series 2014B LTIP Unit Award Agreements with Officers (incorporated by reference to Form 8-K filed August 28, 2014)
10.18	*	Certificate of Designation of Series 2014B LTIP Units of Washington Prime Group, L.P. (incorporated by reference to Form 8-K filed August 28, 2014)
10.19	*	Terms and Conditions of the Grant of Special Performance LTIP Units to Officers (incorporated by reference to Form 8-K filed August 28, 2014)
10.20	*	Employment Agreement with Butch Knerr, dated as of September 8, 2014 (incorporated by reference to Form 8-K filed September 8, 2014)
10.21	*	Employment Agreement between Michael P. Glimcher and Washington Prime Group Inc., dated September 16, 2014 (incorporated by reference to Form 8-K filed January 22, 2015)
10.22
Purchase and Sale Agreement, dated as of September 16, 2014, by and between Washington Prime Group, L.P. and Simon Property Group, L.P. (attached as Annex B to the proxy statement/prospectus included in the Form S-4 filed October 28, 2014 (Commission File No. 333-199626))
10.23	**	First Amendment to Purchase and Sale Agreement, dated as of January 15, 2015, by and between Washington Prime Group, L.P. and Simon Property Group, L.P.
10.24
Amendment No. 1 to Revolving Credit and Term Loan Agreement, dated as of October 16, 2014, among Washington Prime Group, L.P., the lenders party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Form 8-K filed October 17, 2014)
10.25	*	Transition and Consulting Agreement by and between Washington Prime Group Inc. and Myles H. Minton, dated as of January 5, 2015 (incorporated by reference to Form 8-K filed January 9, 2015)
10.26
364-Day Bridge Term Loan Agreement, dated as of January 15, 2015, by and among Washington Prime Group, L.P., the institutions from time to time party thereto as lenders, and Citibank, N.A., as administrative agent (incorporated by reference to Form 8-K filed January 22, 2015)
10.27	*	First Amendment to Employment Agreement, by and between Washington Prime Group Inc. and Mark Ordan, dated as of September 16, 2014 (incorporated by reference to Form 8-K filed January 22, 2015)
10.28	*
Second Amendment to Severance Benefits Agreement, by and between Washington Prime Group Inc. and Michael P. Glimcher, dated as of September 16, 2014 (incorporated by reference to Form 8-K filed January 22, 2015)
10.29	*
Third Amendment to Severance Benefits Agreement, by and between Washington Prime Group Inc. and Mark E. Yale, dated as of October 13, 2014 (incorporated by reference to Form 8-K filed January 22, 2015)
10.30	*
Second Amendment to Severance Benefits Agreement, by and between Washington Prime Group Inc. and Lisa A. Indest, dated as of January 12, 2015 (incorporated by reference to Form 8-K filed January 22, 2015)

Exhibit Number		Exhibit Descriptions
10.31	*	Employment Agreement, by and between Washington Prime Group Inc. and Mark E. Yale, dated as of October 13, 2014 (incorporated by reference to Form 8-K filed January 22, 2015)
10.32	*
Conditional Offer of Employment with Washington Prime Group Inc. by and between Washington Prime Group Inc. and Lisa A. Indest, dated as of January 9, 2015 (incorporated by reference to Form 8-K filed January 22, 2015)
10.33	*	First Amendment to Employment Agreement, by and between Washington Prime Group Inc. and C. Marc Richards, dated as of November 10, 2014 (incorporated by reference to Form 8-K filed January 22, 2015)
10.34	*	Glimcher Realty Trust Amended and Restated 2004 Incentive Plan (incorporated by reference to Form S-8 filed January 15, 2015)
10.35	*	Glimcher Realty Trust 2012 Incentive Compensation Plan (incorporated by reference to Form S-8 filed January 15, 2015)
10.36	*
Form of Amendment to Severance Benefits Agreement dated April 1, 2011 by and among Glimcher Realty Trust, Glimcher Properties Limited Partnership, and certain named executives of Glimcher Realty Trust (incorporated by reference to Glimcher Realty Trust's Form 10-Q filed April 29, 2011)
10.37	*
Severance Benefits Agreement dated June 11, 1997, by and among Glimcher Realty Trust, Glimcher Properties Limited Partnership and Michael P. Glimcher (incorporated by reference to Glimcher Realty Trust's Form 10-K filed March 31, 1998)
10.38	*
Severance Benefits Agreement, dated June 28, 2004, by and among Glimcher Realty Trust, Glimcher Properties Limited Partnership and Lisa A. Indest (incorporated by reference to Glimcher Realty Trust's Form 10-Q filed August 13, 2004)
10.39	*
Severance Benefits Agreement, dated August 30, 2004, by and among Glimcher Realty Trust, Glimcher Properties Limited Partnership and Mark E. Yale (incorporated by reference to Glimcher Realty Trust's Form 8-K filed August 31, 2004)
10.40	*
First Amendment to the Severance Benefits Agreement dated September 8, 2006, by and among Glimcher Realty Trust, Glimcher Properties Limited Partnership, and Mark E. Yale (incorporated by reference to Glimcher Realty Trust's Form 8-K filed September 8, 2006)
10.41
Purchase, Sale and Escrow Agreement, dated February 25, 2015, by and among WPG-OC Limited Partner, LLC, WPG-OC General Partner, LLC, O'Connor Mall Partners, L.P. and Fidelity National Title Insurance Company (incorporated by reference to Form 8-K filed February 26, 2015)
12.1	**	Computation of Ratios of Earnings to Fixed Charges
21.1	**	List of Subsidiaries
23.1	**	Consent of Ernst & Young LLP
31.1	**	Certification by the Chief Executive Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number		Exhibit Descriptions
31.2	**	Certification by the Chief Financial Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	**	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	**	XBRL Instance Document
101.SCH	**	XBRL Taxonomy Extension Schema Document
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document

*
Compensatory plans or arrangements required to be filed pursuant to Item 15(b) of Form 10-K.

**
Filed electronically herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WASHINGTON PRIME GROUP INC.
By	/s/ MARK S. ORDAN Mark S. Ordan Executive Chairman of the Board of Directors

February 26, 2015

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ MARK S. ORDAN Mark S. Ordan	Executive Chairman of the Board of Directors	February 26, 2015
/s/ MICHAEL P. GLIMCHER Michael P. Glimcher	Vice Chairman and Chief Executive Officer (Principal Executive Officer)	February 26, 2015
/s/ ROBERT J. LAIKIN Robert J. Laikin	Director	February 26, 2015
/s/ LOUIS G. CONFORTI Louis G. Conforti	Director	February 26, 2015
/s/ NILES C. OVERLY Niles C. Overly	Director	February 26, 2015
/s/ DAVID SIMON David Simon	Director	February 26, 2015
/s/ JACQUELYN R. SOFFER Jacquelyn R. Soffer	Director	February 26, 2015

Signature	Capacity	Date

/s/ RICHARD S. SOKOLOV Richard S. Sokolov	Director	February 26, 2015
/s/ MARVIN L. WHITE Marvin L. White	Director	February 26, 2015
/s/ MARK E. YALE Mark E. Yale	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 26, 2015
/s/ MELISSA A. INDEST Melissa A. Indest	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 26, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Washington Prime Group Inc.:

        We have audited the accompanying consolidated and combined balance sheets of Washington Prime Group Inc. as of December 31, 2014 and 2013, and the related consolidated and combined statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audit also included the financial statement schedule listed in the Index to Financial Statements on Page F-1. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated and combined financial position of Washington Prime Group Inc. at December 31, 2014 and 2013, and the consolidated and combined results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Indianapolis, Indiana

February 26, 2015

Washington Prime Group Inc.

Consolidated and Combined Balance Sheets

(Dollars in thousands, except share amounts)

	December 31, 2014	December 31, 2013
ASSETS:
Investment properties at cost	$5,292,665	$4,789,705
Less—accumulated depreciation	2,113,929	1,974,949

	3,178,736	2,814,756
Cash and cash equivalents	108,768	25,857
Tenant receivables and accrued revenue, net	69,616	61,121
Investment in unconsolidated entities, at equity	—	3,554
Deferred costs and other assets	170,883	97,370

Total assets	$3,528,003	$3,002,658

LIABILITIES:
Mortgage notes payable	$1,435,114	$918,614
Unsecured term loan	500,000	—
Revolving credit facility	413,750	—
Accounts payable, accrued expenses, intangibles, and deferred revenues	194,014	151,011
Cash distributions and losses in partnerships and joint ventures, at equity	15,298	41,313
Other liabilities	11,786	7,195

Total liabilities	2,569,962	1,118,133

EQUITY:
Stockholders' Equity
Common stock, $0.0001 par value, 300,000,000 shares authorized, 155,162,597 issued and outstanding in 2014	16	—
Capital in excess of par value	720,921	—
SPG Equity	—	1,565,169
Retained earnings	68,114	—

Total stockholders' equity	789,051	1,565,169

Noncontrolling interests	168,990	319,356

Total equity	958,041	1,884,525

Total liabilities and equity	$3,528,003	$3,002,658

The accompanying notes are an integral part of these statements.

Washington Prime Group Inc.

Consolidated and Combined Statements of Operations

(Dollars in thousands, except per share amounts)

	For the Year Ended December 31,
	2014	2013	2012
REVENUE:
Minimum rent	$449,100	$426,039	$421,957
Overage rent	9,357	8,715	8,113
Tenant reimbursements	194,826	184,742	182,974
Other income	7,843	6,793	10,883

Total revenue	661,126	626,289	623,927

EXPENSES:
Property operating	109,715	104,089	106,241
Depreciation and amortization	197,890	182,828	189,187
Real estate taxes	77,587	76,216	76,361
Repairs and maintenance	23,431	22,584	22,208
Advertising and promotion	8,389	8,316	8,981
Provision for credit losses	2,332	572	1,904
General and administrative	12,219	—	—
Spin-off costs	38,907	—	—
Merger and transaction costs	8,839	—	—
Ground rent and other costs	4,656	4,664	4,674

Total operating expenses	483,965	399,269	409,556

OPERATING INCOME	177,161	227,020	214,371
Interest expense	(82,452)	(55,058)	(58,844)
Income and other taxes	(1,215)	(196)	(165)
Income from unconsolidated entities	973	1,416	1,028
Gain upon acquisition of controlling interests and on sale of interests in properties	110,988	14,152	—

NET INCOME	205,455	187,334	156,390
Net income attributable to noncontrolling interests	35,426	31,853	26,659

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$170,029	$155,481	$129,731

EARNINGS PER COMMON SHARE, BASIC AND DILUTED	$1.10	$1.00	$0.84

The accompanying notes are an integral part of these statements.

Washington Prime Group Inc.

Consolidated and Combined Statements of Cash Flows

(Dollars in thousands)

	For the Year Ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$205,455	$187,334	$156,390
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	198,934	184,467	189,715
Gain upon acquisition of controlling interests and on sale of interests in properties	(110,988)	(14,152)	—
Loss on debt extinguishment	2,894	—	—
Provision for credit losses	2,332	572	1,904
Straight-line rent	(300)	(194)	(655)
Equity in income of unconsolidated entities	(973)	(1,416)	(1,028)
Distributions of income from unconsolidated entities	1,004	2,110	2,558
Changes in assets and liabilities—
Tenant receivables and accrued revenue, net	(7,912)	(1,278)	938
Deferred costs and other assets	(14,063)	(8,887)	(13,512)
Accounts payable, accrued expenses, intangibles, deferred revenues and other liabilities	1,257	(12,122)	14,393

Net cash provided by operating activities	277,640	336,434	350,703

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(168,600)	—	—
Capital expenditures, net	(80,292)	(93,292)	(67,841)
Restricted cash reserves for future capital expenditures	(9,161)	—	—
Net proceeds from sale of assets	24,976	—	—
Investments in unconsolidated entities	(2,492)	(2,975)	(5,109)
Distributions of capital from unconsolidated entities	1,137	3,659	1,399

Net cash used in investing activities	(234,432)	(92,608)	(71,551)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to SPG, net	(1,060,187)	(241,430)	(169,651)
Distributions to noncontrolling interest holders in properties	(860)	(349)	(179)
Redemption of limitited partner units	(31)	—	—
Distributions on common shares/units	(94,110)	—	—
Proceeds from issuance of debt, net of transaction costs	1,452,385	15,860	57,866
Repayments of debt including prepayment penalties	(257,494)	(23,036)	(158,813)

Net cash provided by (used in) financing activities	39,703	(248,955)	(270,777)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	82,911	(5,129)	8,375
CASH AND CASH EQUIVALENTS, beginning of year	25,857	30,986	22,611

CASH AND CASH EQUIVALENTS, end of year	$108,768	$25,857	$30,986

The accompanying notes are an integral part of these statements.

Washington Prime Group Inc.

Consolidated and Combined Statements of Equity

(Dollars in thousands, except per share amounts)

	Common Stock	Capital in Excess of Par Value	SPG Equity	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2011	$—	$—	$1,621,659	$—	$1,621,659	$330,908	$1,952,567
Distributions to SPG, net	—	—	(127,895)	—	(127,895)	(26,027)	(153,922)
Distributions to noncontrolling interest holders in properties	—	—	—	—	—	(179)	(179)
Net income	—	—	129,731	—	129,731	26,659	156,390

Balance, December 31, 2012	—	—	1,623,495	—	1,623,495	331,361	1,954,856
Distributions to SPG, net	—	—	(213,807)	—	(213,807)	(43,509)	(257,316)
Distributions to noncontrolling interest holders in properties and other	—	—	—	—	—	(349)	(349)
Net income	—	—	155,481	—	155,481	31,853	187,334

Balance, December 31, 2013	—	—	1,565,169	—	1,565,169	319,356	1,884,525
Issuance of shares in connection with separation	16	711,265	(711,281)	—	—	—	—
Issuance of limited partner units	—	—	—	—	—	22,464	22,464
Redemption of limited partner units	—	—	—	—	—	(31)	(31)
Noncontrolling interest in property (see Note 4)	—	—	—	—	—	1,017	1,017
Equity-based compensation	—	—	—	—	—	1,789	1,789
Adjustments to noncontrolling interests	—	11,692	—	—	11,692	(11,692)	—
Distributions to SPG, net(1)	—	—	(878,209)	—	(878,209)	(181,978)	(1,060,187)
Distributions on common shares/units ($0.50 per common share/unit)	—	—	—	(77,594)	(77,594)	(16,516)	(94,110)
Purchase of noncontrolling interest	—	—	—	—	—	(845)	(845)
Other	—	(2,036)	—	—	(2,036)	—	(2,036)
Net income	—	—	24,321	145,708	170,029	35,426	205,455

Balance, December 31, 2014	$16	$720,921	$—	$68,114	$789,051	$168,990	$958,041

(1)
Amount includes approximately $1.0 billion of proceeds on new indebtedness retained by SPG L.P. as part of the separation (see Note 6).

Washington Prime Group Inc.

Notes to Consolidated and Combined Financial Statements

(Dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

1. Organization

        Washington Prime Group Inc. ("WPG" or the "Company") is an Indiana corporation that operates as a self-administered and self-managed real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended. REITs will generally not be liable for federal corporate income taxes as long as they continue to distribute not less than 100% of their taxable income and satisfy certain other requirements. Washington Prime Group, L.P. ("WPG L.P.") is our majority-owned partnership subsidiary that owns, through its affiliates, all of our real estate properties and other assets. WPG owns, develops and manages retail real estate properties. As of December 31, 2014, our assets consisted of interests in 97 shopping centers in the United States, consisting of strip centers and malls.

        WPG was created to hold the strip center business and smaller enclosed malls of Simon Property Group, Inc. ("SPG") and its subsidiaries. On May 28, 2014, WPG separated from SPG through the distribution of 100% of the outstanding shares of WPG to the SPG shareholders in a tax-free distribution. Prior to the separation, WPG was a wholly owned subsidiary of SPG. As described in Note 2, WPG's results prior to the separation are presented herein on a carveout basis. Prior to or concurrent with the separation, SPG engaged in certain formation transactions that were designed to consolidate the ownership of its interests in 98 properties ("SPG Businesses") and distribute such interests to WPG and its operating partnership, WPG L.P. Pursuant to the separation agreement, SPG distributed 100% of the common shares of WPG on a pro rata basis to SPG's shareholders as of the record date.

        Unless the context otherwise requires, references to "we", "us" and "our" refer to WPG, WPG L.P. and entities in which WPG (or an affiliate) has a material ownership on financial interest, on a consolidated basis, after giving effect to the transfer of assets and liabilities from SPG as well as to the SPG Businesses prior to the date of the completion of the separation. Before the completion of the separation, SPG Businesses were operated as subsidiaries of SPG, which operates as a REIT.

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

        Prior to the separation, WPG entered into agreements with SPG under which SPG provides various services to us, including accounting, asset management, development, human resources, information technology, leasing, legal, marketing, public reporting and tax. The charges for the services are based on an hourly or per transaction fee arrangement and pass-through of out-of-pocket costs (see Note 10).

        At the time of the separation, our assets consisted of interests in 98 shopping centers. In addition to the above properties, the combined historical financial statements include interests in three shopping

Washington Prime Group Inc.

Notes to Consolidated and Combined Financial Statements (Continued)

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

        We seek to enhance the performance of our properties and increase our revenues by, among other things, securing leases of anchor and inline tenant spaces, re-developing or renovating existing properties to increase the leasable square footage, and increasing the productivity of occupied locations through aesthetic upgrades, re-merchandising and/or changes to the retail use of the space.

  Merger with Glimcher Realty Trust

        On January 15, 2015, the Company acquired Glimcher Realty Trust ("Glimcher"), pursuant to a definitive agreement and plan of merger with Glimcher and certain affiliated parties of each dated September 16, 2014, (the "Merger Agreement"), in a stock and cash transaction valued at approximately $4.2 billion, including the assumption of debt (the "Merger"). Prior to the Merger, Glimcher was a Maryland REIT and a recognized leader in the ownership, management, acquisition and development of retail properties, including mixed-use, open-air and enclosed regional malls as well as outlet centers. As of December 31, 2014, Glimcher owned material interests in and managed 25 properties with total gross leasable area of approximately 17.2 million square feet (unaudited), including the two properties sold to SPG concurrent with the Merger noted below. Prior to the Merger, Glimcher's common shares were listed on the NYSE under the symbol "GRT."

        Under the terms of the Merger, which was unanimously approved by the Board of Directors of the Company and the Board of Trustees of Glimcher, Glimcher common shareholders received, for each Glimcher common share, $14.02 consisting of $10.40 in cash and 0.1989 of a share of the Company's common stock valued at $3.62 per Glimcher common share, based on the closing price of the Company's common stock on the Merger closing date. Approximately 29.9 million shares of WPG common stock were issued to Glimcher shareholders in the Merger as noted below. Additionally included in consideration are operating partnership units and preferred stock as noted below. In connection with the closing of the Merger, an indirect subsidiary of WPG was merged into Glimcher's operating partnership. In the Merger, we acquired 23 shopping centers comprised of approximately 15.8 million square feet (unaudited) of gross leasable area and assumed additional mortgages on 16 properties with a fair value of approximately $1.3 billion. The combined company, to be renamed WP Glimcher Inc. (pending shareholder approval), is comprised of approximately 68 million square feet of gross leasable area (compared to approximately 53 million square feet (unaudited) for the Company as of December 31, 2014) and has a combined portfolio of approximately 120 properties.

        As described in Amendment No. 1 to our Registration Statement on Form S-4 filed on November 24, 2014 pertaining to the Merger (the "Form S-4"), in the Merger, the preferred stock of Glimcher was converted into preferred stock of WPG and each outstanding unit of Glimcher's operating partnership was

Washington Prime Group Inc.

Notes to Consolidated and Combined Financial Statements (Continued)

(Dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

1. Organization (Continued)

converted into 0.7431 of a unit of WPG LP. Further, each outstanding stock option in respect of Glimcher common stock was converted into a WPG option, and certain other Glimcher equity awards were assumed by WPG and converted into equity awards in respect of WPG common shares.

        Concurrent with the execution of the Merger agreement, the Company entered into a definitive agreement with SPG under which SPG acquired Jersey Gardens in Elizabeth, New Jersey, and University Park Village in Fort Worth, Texas, properties previously owned by Glimcher, for an aggregate purchase price of $1.09 billion, including SPG's assumption of $405.0 million of associated mortgage indebtedness. Completion of the sale of these properties to SPG (the "Property Sale") occurred concurrent with the closing of the Merger.

        On September 16, 2014, in connection with the execution of the Merger Agreement, WPG entered into a debt commitment letter, which was amended and restated on September 23, 2014 pursuant to which the initial commitment parties agreed to provide up to $1.25 billion in a senior unsecured bridge loan facility (the "Bridge Loan"), with WPG borrowing $1.19 billion under the facility at Merger closing. On October 6, 2014, certain financial institutions became parties to the debt commitment letter by way of a joinder agreement and were assigned a portion of the initial commitment parties' commitments thereunder.

        The Bridge Loan matures on January 14, 2016, the date that is 364 days following the closing date of the Merger. The interest rate payable on amounts outstanding under the facility is equal to three-month LIBOR plus an applicable margin based on WPG's credit rating, and such interest rate increases on the 180th and 270th days following the consummation of the Merger. In addition, an increasing duration fee will be payable on the 180th and 270th days following the consummation of the Merger on the outstanding principal amount, if any, under the facility. The facility will not amortize and any amounts outstanding will be repaid in full on the maturity date. The facility contains events of default, representations and warranties and covenants that are substantially identical to those contained in WPG's existing credit agreement (subject to certain exceptions set forth in the debt commitment letter).

        Related to the Merger completed on January 15, 2015, the Company issued 29,868,701 common shares, 4,700,000 shares of 8.125% Series G Cumulative Redeemable Preferred Stock, 4,000,000 shares of 7.5% Series H Cumulative Redeemable Preferred Stock, 3,800,000 shares of 6.875% Series I Cumulative Redeemable Preferred Stock, 1,621,695 common units of WPG L.P.'s limited partnership interest, and 130,592 WPG LP Series I-1 Preferred Units.

        The cash portion of the Merger consideration was funded by the sale of the two properties to SPG and draws under the $1.25 billion bridge facility, the outstanding balance of which may potentially be repaid with proceeds from future joint ventures with institutional partners, other assets sales and/or capital markets transactions. During the year ended December 31, 2014, the Company incurred $8.8 million of costs related to the Merger, which are included in merger and transaction costs in the consolidated and combined statements of operations. Additionally, the Company incurred $3.9 million of Bridge Loan commitment and structuring fees, which are included in deferred costs and other assets as of December 31, 2014 in the consolidated and combined balance sheets. The Company incurred an additional $3.7 million of Bridge Loan commitment and funding fees in 2015 in connection with the funding of the Bridge Loan. Accordingly, the Company will record $7.6 million of loan cost amortization in 2015. Additional

Washington Prime Group Inc.

Notes to Consolidated and Combined Financial Statements (Continued)

(Dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

1. Organization (Continued)

transaction costs totaling approximately $18.6 million were incurred in 2015 in connection with the closing of the Merger.

        See "Litigation" section of Note 9 for a discussion of Merger-related litigation.

  Condensed Pro Forma Financial Information (Unaudited)

        The results of operations of acquired properties are included in the consolidated and combined statements of operations beginning on their respective acquisition dates. The following unaudited condensed pro forma financial information is presented as if the Merger and related transactions described above, which were completed on January 15, 2015, had been consummated on January 1, 2013. The unaudited condensed pro forma financial information assumes the 2014 acquisitions listed in Note 4 also occurred as of January 1, 2013. Additionally, an adjustment has been made to reflect the intended redemption of all of the outstanding Series G Preferred Shares as of January 1, 2013. The unaudited condensed pro forma financial information is for comparative purposes only and not necessarily indicative of what actual results of operations of the Company would have been had the Merger been consummated on January 1, 2013, nor does it purport to represent the results of operations for future periods.

        The unaudited condensed pro forma financial information for the years ended December 31, 2014 and 2013 is as follows (amounts in thousands, except per share data):

	Year Ended December 31,
	2014	2013
Total revenues	$1,012,966	$1,001,924
Net income from continuing operations	$45,041	$77,396
Net income from continuing operations attributable to common stockholders	$26,092	$44,711
Earnings per common share—basic and diluted	$0.14	$0.24
Weighted average shares outstanding—basic	184,080	183,908
Weighted average shares outstanding—diluted	216,141	215,930

  Preliminary Purchase Price Allocation (Unaudited)

        We reflected the assets and liabilities of the properties acquired in the Merger at the estimated fair value on the January 15, 2015 acquisition date. The following table summarizes the purchase price

Washington Prime Group Inc.

Notes to Consolidated and Combined Financial Statements (Continued)

(Dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

1. Organization (Continued)

allocation for the acquisition, which is preliminary and subject to revision within the measurement period, not to exceed one year from the date of acquisition:

Investment properties	$4,063,688
Cash and cash equivalents	20,631
Tenant accounts receivable	12,929
Investment in and advances to unconsolidated real estate entities	15,307
Deferred costs and other assets (including intangibles)	299,606
Assets held-for-sale	3,658
Accounts payable, accrued expenses, intangibles, and deferred revenue	(149,873)
Distributions payable	(20,194)
Redeemable noncontrolling interests	(5,648)

Total assets acquired and liabilities assumed	4,240,104
Mortgage notes payable assumed	(1,698,526)

Net assets acquired	2,541,578
Less: Common shares issued	(497,475)
Less: Preferred shares issued	(203,970)
Less: Operating partnership units issued	(62,541)
Less: Gross proceeds from the Property Sale	(685,000)

Net cash paid for acquisition (through Bridge Loan)	$1,092,592

2. Basis of Presentation and Principles of Consolidation and Combination

        The accompanying consolidated and combined financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The consolidated balance sheet as of December 31, 2014 includes the accounts of the Company and WPG L.P., as well as their wholly-owned subsidiaries.

  Accounting for the Separation

        The accompanying consolidated and combined statements of operations include the consolidated accounts of the Company and the combined accounts of SPG Businesses. Accordingly, the results presented for the year ended December 31, 2014 reflect the aggregate operations and changes in cash flows and equity of the SPG Businesses on a carve-out basis for the period from January 1, 2014 through May 27, 2014 and of the Company on a consolidated basis subsequent to May 27, 2014. The accompanying financial statements for the periods prior to the separation are prepared on a carve-out basis from the consolidated financial statements of SPG using the historical results of operations and bases of the assets and liabilities of the transferred businesses and including allocations from SPG. The financial statements were presented on a combined basis prior to the separation as the ownership interests in the SPG Businesses were under common control and ownership of SPG. All intercompany transactions have been eliminated in consolidation and combination.

Washington Prime Group Inc.

Notes to Consolidated and Combined Financial Statements (Continued)

(Dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

2. Basis of Presentation and Principles of Consolidation and Combination (Continued)

        For accounting and reporting purposes, the historical financial statements of WPG include the operating results of the SPG Businesses as if the SPG Businesses had been a part of WPG for all periods presented. Equity and income have been adjusted retroactively to reflect WPG's ownership interest and the noncontrolling interest holders' interest in the SPG Businesses as of the separation date as if such interests were held for all periods prior to the separation presented in the financial statements. WPG's earnings per common share have been presented for all historical periods as if the number of common shares and units issued in connection with the separation were outstanding during each of the periods prior to the separation presented.

        For periods presented prior to the separation, our historical combined financial results reflect charges for certain SPG corporate costs and we believe such charges are reasonable; however, such results do not necessarily reflect what our expenses would have been had we been operating as a separate stand-alone public company. These charges are further discussed in Note 10. Costs of the services that were charged to us were based on either actual costs incurred or a proportion of costs estimated to be applicable to us. The historical combined financial information presented may therefore not be indicative of the results of operations, financial position or cash flows that would have been obtained if we had been an independent, stand-alone public company during the periods presented prior to the separation or of our future performance as an independent, stand-alone company. For joint venture or mortgaged properties, SPG has a standard management agreement for management, leasing and development activities provided to the properties. Management fees were based upon a percentage of revenues. For any wholly owned property that does not have a management agreement, SPG allocated the proportion of the underlying costs of management, leasing and development, in a manner that is materially consistent with the percentage of revenue-based management fees and/or upon the actual volume of leasing and development activity occurring at the property.

        In connection with the separation, we incurred $38.9 million of expenses, including investment banking, legal, accounting, tax and other professional fees, which are included in spin-off costs for the year ended December 31, 2014 in the accompanying consolidated and combined statements of operations.

  General

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

Washington Prime Group Inc.

Notes to Consolidated and Combined Financial Statements (Continued)

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

        As of December 31, 2014, our assets consisted of interests in 97 shopping centers. The consolidated and combined financial statements as of that date reflect the consolidation of 91 wholly-owned properties and five additional properties that are less than wholly-owned, but which we control or for which we are the primary beneficiary. We account for our interest in the remaining property, or the joint venture property, using the equity method of accounting, as we have determined that we have significant influence over its operations. We manage the day-to-day operations of the joint venture property, but have determined that our partner has substantive participating rights with respect to the assets and operations of the joint venture property.

        We allocate net operating results of WPG L.P. to third parties and to us based on the partners' respective weighted average ownership interests in WPG L.P. Net operating results of WPG L.P. attributable to third parties are reflected in net income attributable to noncontrolling interests. Our weighted average ownership interest in WPG L.P. was 82.8%, 83.1% and 83.1% for the years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014 and 2013, our ownership interest in WPG L.P. was 82.4% and 83.1%, respectively. We adjust the noncontrolling limited partners' interests at the end of each period to reflect their interest in WPG L.P.

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

Washington Prime Group Inc.

Notes to Consolidated and Combined Financial Statements (Continued)

(Dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

3. Summary of Significant Accounting Policies (Continued)

  Investment Properties

        We record investment properties at cost. Investment properties include costs of acquisitions; development, predevelopment, and construction (including allocable salaries and related benefits); tenant allowances and improvements; and interest and real estate taxes incurred during construction. We capitalize improvements and replacements from repair and maintenance when the repair and maintenance extends the useful life, increases capacity, or improves the efficiency of the asset. All other repair and maintenance items are expensed as incurred. We capitalize interest on projects during periods of construction until the projects are ready for their intended purpose based on interest rates in place during the construction period. Capitalized interest for the years ended December 31, 2014, 2013 and 2012 was $283, $1,019 and $442, respectively.

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

  Investments in Unconsolidated Entities

        Joint ventures are common in the real estate industry. We use joint ventures to finance properties, develop new properties, and diversify our risk in a particular property or portfolio of properties. We held unconsolidated joint venture ownership interests in one and 11 properties as of December 31, 2014 and 2013, respectively.

Washington Prime Group Inc.

Notes to Consolidated and Combined Financial Statements (Continued)

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

        Note 6 includes a discussion of the fair value of debt measured using Level 2 inputs. Notes 3 and 4 include a discussion of the fair values recorded in purchase accounting, using Level 2 and Level 3 inputs. Level 3 inputs to our purchase accounting analyses include our estimations of net operating results of the property, capitalization rates and discount rates.

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

Washington Prime Group Inc.

Notes to Consolidated and Combined Financial Statements (Continued)

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

  New Accounting Pronouncements

        In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASU No. 2014-08 changes the definition of a discontinued operation to include only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity's operations and financial results. ASU No. 2014-08 is effective prospectively for fiscal years beginning after December 15, 2014, but can be early-adopted. ASU No. 2014-08 also requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. We early adopted ASU No. 2014-08 and will apply the revised definition to all disposals on a prospective basis.

        In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." ASU No. 2014-09 revises GAAP by offering a single comprehensive revenue recognition standard instead of numerous revenue requirements for particular industries or transactions, which sometimes resulted in different accounting for economically similar transactions. ASU No. 2014-09 is effective for annual reporting periods beginning after December 31, 2016 and early adoption is not permitted. An entity has the option to apply the provisions of ASU No. 2014-09 either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying this standard recognized at the date of initial application. We have not yet selected a transition method, and we are currently evaluating the impact the adoption of ASU No. 2014-09 will have on our financial statements and related disclosures.

Washington Prime Group Inc.

Notes to Consolidated and Combined Financial Statements (Continued)

(Dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

3. Summary of Significant Accounting Policies (Continued)

  Deferred Costs and Other Assets

        Deferred costs and other assets include the following as of December 31, 2014 and 2013 as follows:

	2014	2013
Deferred financing and lease costs, net	$83,911	$48,612
In-place lease intangibles, net	39,668	25,467
Acquired above market lease intangibles, net	17,237	7,553
Mortgage and other escrow deposits	22,339	11,401
Prepaids, notes receivable and other assets, net	7,728	4,337

	$170,883	$97,370

  Deferred Financing and Lease Costs

        Our deferred costs consist primarily of financing fees we incurred in order to obtain long-term financing and internal and external leasing commissions and related costs. We record amortization of deferred financing costs on a straight-line basis over the terms of the respective loans or agreements. Our deferred leasing costs consist of fees charged by SPG for salaries and related benefits in connection with lease originations. We record amortization of deferred leasing costs on a straight-line basis over the terms of the related leases. Details of these deferred costs as of December 31, 2014 and 2013 are as follows:

	2014	2013
Deferred financing and lease costs	$142,451	$94,784
Accumulated amortization	(58,540)	(46,172)

Deferred financing and lease costs, net	$83,911	$48,612

        We report amortization of deferred financing costs, amortization of premiums, and accretion of discounts as part of interest expense. Amortization of deferred leasing costs is a component of depreciation and amortization expense. We amortize debt premiums and discounts, which are included in mortgages, over the remaining terms of the related debt instruments. These debt premiums or discounts arise either at the debt issuance or as part of the purchase price allocation of the fair value of debt assumed in acquisitions. The accompanying consolidated and combined statements of operations include amortization for the years ended December 31, 2014, 2013 and 2012 as follows:

	For the Year Ended December 31,
	2014	2013	2012
Amortization of deferred financing costs	$3,028	$823	$1,231
Amortization of debt premiums, net of discounts	(1,971)	(509)	(1,361)
Amortization of deferred leasing costs	12,504	10,778	10,449

Washington Prime Group Inc.

Notes to Consolidated and Combined Financial Statements (Continued)

(Dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

3. Summary of Significant Accounting Policies (Continued)

  Intangibles

        In-place lease intangibles are amortized over the remaining life of the leases of the related property on the straight-line basis, which amortization is included within depreciation and amortization in the consolidated and combined statements of operations. The weighted average remaining life of in-place lease intangibles is approximately 5.3 years. The fair market value of above and below market leases is amortized into revenue over the remaining lease life as a component of reported minimum rents. The weighted average remaining life of these intangibles is approximately 7.4 years. The unamortized amount of below market leases was $35,808 and $10,458 as of December 31, 2014 and 2013, respectively, which is included in accounts payable, accrued expenses, intangibles and deferred revenues in the accompanying consolidated and combined balance sheets. The amount of amortization of above and below market leases, net for the years ended December 31, 2014, 2013 and 2012 was $809, $1,324 and $658, respectively. If a lease is terminated prior to the original lease termination, any remaining unamortized intangible is written off to earnings. Details of intangible assets as of December 31, 2014 and 2013 are as follows:

	2014	2013
In-place lease intangibles	$59,297	$38,534
Accumulated amortization	(19,629)	(13,067)

In-place lease intangibles, net	$39,668	$25,467

Acquired above market lease intangibles	$22,026	$10,114
Accumulated amortization	(4,789)	(2,561)

Acquired above market lease intangibles, net	$17,237	$7,553

        Estimated future amortization and the increasing (decreasing) effect on minimum rents for our above and below market leases as of December 31, 2014 are as follows:

	Below Market Leases	Above Market Leases	Impact to Minimum Rent, Net
2015	$4,107	$(3,080)	$1,027
2016	4,072	(3,080)	992
2017	3,081	(2,541)	540
2018	3,079	(2,541)	538
2019	3,079	(2,564)	515
Thereafter	18,390	(3,431)	14,959

	$35,808	$(17,237)	$18,571

  Revenue Recognition

        We, as a lessor, retain substantially all of the risks and benefits of ownership of the investment properties and account for our leases as operating leases. We accrue minimum rents on a straight-line basis over the terms of their respective leases. A large number of our retail tenants are also required to pay

Washington Prime Group Inc.

Notes to Consolidated and Combined Financial Statements (Continued)

(Dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

3. Summary of Significant Accounting Policies (Continued)

overage rents based on sales over a stated base amount during the lease year. We recognize overage rents only when each tenant's sales exceed the applicable sales threshold. We amortize any tenant inducements as a reduction of revenue utilizing the straight-line method over the term of the related lease or occupancy term of the tenant, if shorter.

        We structure our leases to allow us to recover a significant portion of our property operating, real estate taxes, repairs and maintenance, and advertising and promotion expenses from our tenants. A substantial portion of our leases, other than those for anchor stores, require the tenant to reimburse us for a substantial portion of our operating expenses, including common area maintenance, or CAM, real estate taxes and insurance. This significantly reduces our exposure to increases in costs and operating expenses resulting from inflation. Such property operating expenses typically include utility, insurance, security, janitorial, landscaping, food court and other administrative expenses. We accrue reimbursements from tenants for recoverable portions of all these expenses as revenue in the period the applicable expenditures are incurred. As of December 31, 2014 the vast majority of our shopping center leases receive a fixed payment from the tenant for the CAM component which is recorded as revenue when earned. When not reimbursed by the fixed-CAM component, CAM expense reimbursements are based on the tenant's proportionate share of the allocable operating expenses and CAM capital expenditures for the property. We also receive escrow payments for these reimbursements from substantially all our non-fixed CAM tenants and monthly fixed CAM payments throughout the year. We recognize differences between estimated recoveries and the final billed amounts in the subsequent year. These differences were not material in any period presented. Our advertising and promotional costs are expensed as incurred.

  Allowance for Credit Losses

        We record a provision for credit losses based on our judgment of a tenant's creditworthiness, ability to pay and probability of collection. In addition, we also consider the retail sector in which the tenant operates and our historical collection experience in cases of bankruptcy, if applicable. Accounts are written off when they are deemed to be no longer collectible. The activity in the allowance for credit losses during the years ended December 31, 2014, 2013 and 2012 is as follows:

	For the Year Ended December 31,
	2014	2013	2012
Balance, beginning of year	$3,231	$3,867	$3,330
Acquisitions	312	—	14
Provision for credit losses	2,332	572	1,904
Accounts written off, net of recoveries	(2,486)	(1,208)	(1,381)

Balance, end of year	$3,389	$3,231	$3,867

Washington Prime Group Inc.

Notes to Consolidated and Combined Financial Statements (Continued)

(Dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

3. Summary of Significant Accounting Policies (Continued)

  Income and Other Taxes

        Subsequent to the separation from SPG, we have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code and applicable Treasury regulations relating to REIT qualification. Prior to the separation from SPG, SPG Businesses historically operated under SPG's REIT structure. In order to maintain REIT status, the regulations require the entity to distribute at least 90% of taxable income to its owners and meet certain other asset and income tests as well as other requirements. We intend to continue to adhere to these requirements and maintain our REIT status and that of the REIT subsidiaries. As a REIT, we will generally not be liable for federal corporate income taxes as long as we continue to distribute in excess of 100% of our taxable income. Thus, we made no provision for federal income taxes in the accompanying consolidated and combined financial statements. If we fail to qualify as a REIT, we will be subject to tax at regular corporate rates for the years in which we failed to qualify. If we lose our REIT status we could not elect to be taxed as a REIT for four years unless our failure to qualify was due to reasonable cause and certain other conditions were satisfied.

        We have also elected taxable REIT subsidiary, or TRS, status for some of our subsidiaries. This enables us to provide services that would otherwise be considered impermissible for REITs and participate in activities that do not qualify as "rents from real property". For these entities, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the temporary differences reverse. A valuation allowance for deferred tax assets is provided if we believe all or some portion of the deferred tax asset may not be realized. An increase or decrease in the valuation allowance that results from the change in circumstances that causes a change in our judgment about the realizability of the related deferred tax asset is included in income. As of December 31, 2014 and 2013, we had no deferred tax assets related to our TRS subsidiaries.

        We are also subject to certain other taxes, including state and local taxes and franchise taxes, which are included in income and other taxes in the consolidated and combined statements of operations.

  Noncontrolling Interests

        Details of the carrying amount of our noncontrolling interests are as follows as of December 31, 2014 and 2013:

	2014	2013
Limited partners' interests in WPG L.P.	$167,973	$318,511
Noncontrolling interests in properties	1,017	845

Total noncontrolling interests	$168,990	$319,356

        Net income attributable to noncontrolling interests (which includes limited partners' interests in WPG L.P. and noncontrolling interests in consolidated properties) is a component of consolidated and combined net income.

Washington Prime Group Inc.

Notes to Consolidated and Combined Financial Statements (Continued)

(Dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

4. Real Estate Acquisitions and Dispositions

        We acquire interests in properties to generate both current income and long-term appreciation in value. We acquire interests in individual properties or portfolios of retail real estate companies that meet our investment criteria and sell properties which no longer meet our strategic criteria. Unless otherwise noted below, gains and losses on these transactions are included in gain upon acquisition of controlling interests, sale or disposal of assets and interests in unconsolidated entities, and impairment charge on investment in unconsolidated entities, net in the accompanying consolidated statements of operations and comprehensive income. We expense acquisition and potential acquisition costs related to business combinations and disposition related costs as they are incurred. We incurred a minimal amount of transaction expenses during 2014, 2013 and 2012, excluding those related to the separation from SPG and Merger disclosed in Note 1.

        Acquisition and disposition activity for the years ended December 31, 2014, 2013 and 2012 is highlighted as follows:

  2014 Acquisitions

        On December 1, 2014, we acquired our partner's 50 percent interest in Whitehall Mall, a shopping center located in Whitehall, Pennsylvania, for approximately $14.9 million in cash. The center is anchored by Sears, Kohl's, Bed Bath & Beyond, Gold's Gym, Buy Buy Baby, Raymour & Flanigan Furniture and Michaels. The property was previously accounted for under the equity method, but is now consolidated as it is wholly owned post-acquisition. The consolidation of this previously unconsolidated property resulted in a remeasurement of our previously held interest to fair value and a corresponding non-cash gain of approximately $10.5 million which is included in gain upon acquisition of controlling interests and on sale of interests in properties in the accompanying consolidated and combined statements of operations.

        On June 20, 2014, we acquired our partner's 50 percent interest in Clay Terrace, a lifestyle center located in Carmel, Indiana for approximately $22.9 million, paid by issuing 1,173,678 units of WPG L.P. The center is anchored by Dick's Sporting Goods, DSW and Whole Foods and includes several national and local retailers as well as a variety of dining options. Also included in the transaction is land available for development. The property was previously accounted for under the equity method, but is now consolidated as it is wholly owned post-acquisition. The consolidation of this previously unconsolidated property resulted in a remeasurement of our previously held interest to fair value and a corresponding non-cash gain of approximately $46.6 million which is included in gain upon acquisition of controlling interests and on sale of interests in properties in the accompanying consolidated and combined statements of operations.

        On June 18, 2014, we acquired our partner's interest in a portfolio of seven open-air shopping centers, consisting of four centers located in Florida, and one each in Indiana, Connecticut and Virginia, for approximately $162.0 million in cash. Also included in this transaction is land valued at approximately $5.1 million. Previously, we held between 32 percent to 42 percent legal ownership interests in the properties, but received substantially less economic benefit due to the partner's preferred capital allocation. The properties were previously accounted for under the equity method, but are now consolidated as four properties are wholly owned and three properties are approximately 88.2 percent owned post-acquisition. The consolidation of these previously unconsolidated properties resulted in a remeasurement of our previously held interest to fair value and a corresponding non-cash gain of

Washington Prime Group Inc.

Notes to Consolidated and Combined Financial Statements (Continued)

(Dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

4. Real Estate Acquisitions and Dispositions (Continued)

approximately $42.3 million which is included in gain upon acquisition of controlling interest and on sale of interests in properties in the accompanying consolidated and combined statements of operations. The source of funding for the acquisition was a borrowing under the Revolver (see Note 6).

        We reflected the assets and liabilities of the above acquisition properties at the estimated fair value on the respective acquisition dates. The following table summarizes the purchase price allocation for the acquisitions, which has been further refined as of December 31, 2014; however, it remains preliminary and subject to revision within the measurement period, not to exceed one year from the date of acquisition, though we do not anticipate any material changes:

Investment properties	$471,293
Deferred costs and other assets (including intangibles)	67,530
Mortgage notes payable	(218,064)
Accounts payable, accrued expenses, intangibles, and deferred revenue	(39,866)
Other liabilities	(1,858)

Net assets acquired	279,035
Noncontrolling interest	(1,032)
Prior net cash distributions and losses	20,895
Gain on pre-existing interest	(99,375)

Fair value of total consideration transferred	199,523
Less: Units issued	(22,464)
Less: Cash acquired	(8,459)

Net cash paid for acquisitions	$168,600

        On January 10, 2014, SPG acquired one of its partner's remaining interests in three properties that were contributed to WPG. The consideration paid for the partner's remaining interests in these three properties was approximately $4.6 million in cash. Two of these properties were previously consolidated and are now wholly owned. The remaining property is accounted for under the equity method.

  2014 Dispositions

        On July 17, 2014, we sold Highland Lakes Center, a wholly owned shopping center in Orlando, Florida, for net proceeds of $20.5 million, resulting in a gain of approximately $9.0 million, which is included in gain upon acquisition of controlling interests and on sale of interests in properties in the accompanying consolidated and combined statements of operations.

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

Washington Prime Group Inc.

Notes to Consolidated and Combined Financial Statements (Continued)

(Dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

4. Real Estate Acquisitions and Dispositions (Continued)

This property is part of a portfolio of interests in properties, the remainder of which is included within those properties distributed by SPG to WPG on May 28, 2014.

  2013 Dispositions

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

  2012 Acquisition

        On March 22, 2012, SPG acquired a controlling interest in Concord Mills Marketplace, a previously unconsolidated property, and recorded its acquisition of the interest using the acquisition method of accounting. Results of operations of this property have been included in the consolidated and combined results from the date of SPG's acquisition of its 100% interest in this property. Tangible and intangible assets and liabilities were established based on their estimated fair values at the date of acquisition. We amortize these amounts over the estimated life of the related depreciable components of investment property, typically no greater than 35 years, the terms of the applicable leases and the applicable debt maturity. The following table summarizes our final purchase price allocation to the amounts of assets acquired and liabilities assumed as a result of the acquisition:

Investment properties	$29,978
Tenant receivables and accrued revenue, net	36
Deferred costs and other assets (including intangibles)	784

Total Assets	$30,798

Mortgage notes payable	$12,981
Accounts payable, accrued expenses, intangibles, and deferred revenues	1,473

Total Liabilities	$14,454

Washington Prime Group Inc.

Notes to Consolidated and Combined Financial Statements (Continued)

(Dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

5. Investment Properties

        Investment properties consisted of the following as of December 31, 2014 and 2013:

	2014	2013
Land	$765,593	$659,808
Buildings and improvements	4,461,873	4,065,122

Total land, buildings and improvements	5,227,466	4,724,930
Furniture, fixtures and equipment	65,199	64,775

Investment properties at cost	5,292,665	4,789,705
Less—accumulated depreciation	2,113,929	1,974,949

Investment properties at cost, net	$3,178,736	$2,814,756

Construction in progress included above	$41,440	$35,837

6. Indebtedness

  Mortgage Debt

        Total fixed-rate mortgage indebtedness at December 31, 2014 and 2013 was as follows:

	2014	2013
Face amount of mortgage loans	$1,431,516	$917,532
Premiums, net	3,598	1,082

Carrying value of mortgage loans	$1,435,114	$918,614

        The mortgage debt had weighted average interest and maturity of 5.23% and 5.3 years at December 31, 2014 and weighted average interest and maturity of 5.87% and 4.0 years at December 31, 2013.

        On December 1, 2014, resulting from our acquisition of the controlling interest in Whitehall Mall (see Note 4), we consolidated an additional mortgage with a fair value of $11.6 million.

        On December 1, 2014, the Company repaid the $29.9 million mortgage on Village Park Plaza and $24.8 million mortgage on the Plaza at Buckland Hills through a $55.0 million borrowing under the Revolver.

        On October 29, 2014, the Company repaid the $15.3 million mortgage on Lake View Plaza and $2.2 million mortgage on DeKalb Plaza through a $18.0 million borrowing under the Revolver.

        On October 10, 2014, the Company restructured the $94.0 million mortgage on Rushmore Mall, splitting the principal balance into an "A Note" of $58.0 million and a "B Note" of $36.0 million. The maturity date of both notes was extended from June 1, 2016 to February 1, 2019 and the interest rate of both notes remains at 5.79%. Interest accrues on both notes, with payment due currently on the A Note and at maturity on the B Note. Under a sale or refinance, amounts of principal and interest due on the B Note may be forgiven if the sale or refinance proceeds are insufficient to repay the B Note. At closing,

Washington Prime Group Inc.

Notes to Consolidated and Combined Financial Statements (Continued)

(Dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

6. Indebtedness (Continued)

the Company contributed $11.6 million to be applied towards closing costs and lender-held reserves, primarily for the funding of capital expenditures at the property. A return of 8% accumulates on this contribution, and payment of the accumulated return and repayment of the remaining contribution balance to the Company is senior to the repayment of the B Note.

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

        On June 5, 2014, we repaid the mortgage on Sunland Park Mall in the amount of $30.7 million (including prepayment penalty of $2.9 million, which is recorded in interest expense in the accompanying consolidated and combined statements of operations. The loan was due to mature on January 1, 2026. The repayment was funded through a borrowing on our credit facility (see below).

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

        In addition, during 2014 prior to May 28, 2014, mortgages were obtained on previously unencumbered properties as follows (in millions):

Property	Amount	Interest Rate	Type	Maturity
Muncie Mall	$37.0	4.19%	Fixed	4/1/2021
Oak Court Mall	40.0	4.76%	Fixed	4/1/2021
Lincolnwood Town Center	53.0	4.26%	Fixed	4/1/2021
Cottonwood Mall	105.0	4.82%	Fixed	4/6/2024
Westminster Mall	85.0	4.65%	Fixed	4/1/2024
Charlottesville Fashion Square	50.0	4.54%	Fixed	4/1/2024
Town Center at Aurora	55.0	4.19%	Fixed	4/1/2019

Total(1)	$425.0

(1)
Proceeds were retained by SPG as part of the separation (included in distributions to SPG, net in the accompanying consolidated and combined statement of equity for the year ended December 31, 2014).

Washington Prime Group Inc.

Notes to Consolidated and Combined Financial Statements (Continued)

(Dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

6. Indebtedness (Continued)

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

        In connection with the formation of WPG, and as contemplated in the Information Statement dated May 16, 2014 filed as Exhibit 99.1 to our current report on Form 8-K filed on May 20, 2014, we incurred $670.8 million of additional indebtedness under the Facility concurrent with the May 28, 2014 distribution or shortly thereafter. The proceeds of the borrowings under the Facility were used as follows: (i) $585.0 million was retained by SPG as part of the formation transactions, (ii) $30.7 million was used for the repayment of the Sunland Park Mall mortgage, (iii) $38.9 million was retained to cover transaction and related costs, (iv) $11.4 million was repaid to SPG for deferred loan financing costs and (v) the remaining $4.8 million was retained on hand for other corporate and working capital purposes. On June 17, 2014, we incurred an additional $170.0 million of indebtedness under the Facility, the proceeds of which were primarily used for the acquisition of our partner's interest in a portfolio of seven open-air shopping centers (see Note 4). During the fourth quarter of 2014, we incurred an additional $73.0 million of indebtedness under the Facility, the proceeds of which were primarily used for the repayment of the Village Park Plaza mortgage, the Plaza at Buckland Hills mortgage, the Lake View Plaza mortgage and the DeKalb Plaza mortgage (see above).

        At December 31, 2014, our unsecured debt consisted of $413.8 million outstanding under the Revolver and $500.0 million outstanding under the Term Loan. On December 31, 2014, we had an aggregate available borrowing capacity of $483.4 million under the Facility, net of $2.8 million reserved for outstanding letters of credit.

  Covenants

        Our unsecured debt agreements contain financial and other covenants. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender including adjustments to the applicable interest rate. As of December 31, 2014, management believes the Company is in compliance with all covenants of its unsecured debt.

Washington Prime Group Inc.

Notes to Consolidated and Combined Financial Statements (Continued)

(Dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

6. Indebtedness (Continued)

        At December 31, 2014, certain of our consolidated subsidiaries were the borrowers under 29 non-recourse mortgage loans secured by mortgages encumbering 33 properties, including four separate pools of cross-defaulted and cross-collateralized mortgages encumbering a total of 10 properties. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt instruments contain financial and other non-financial covenants which are specific to the properties which serve as collateral for that debt. Our existing non-recourse mortgage loans generally prohibit our subsidiaries that are borrowers thereunder from incurring additional indebtedness, subject to certain customary and limited exceptions. In addition, certain of these instruments limit the ability of the applicable borrower's parent entity from incurring mezzanine indebtedness unless certain conditions are satisfied, including compliance with maximum loan to value ratio and minimum debt service coverage ratio tests. If the borrower fails to comply with these covenants, the lender could accelerate the debt and enforce its right against their collateral. Further, under certain of these existing agreements, if certain cash flow levels in respect of the applicable mortgaged property (as described in the applicable agreement) are not maintained for at least two consecutive quarters, the lender could accelerate the debt and enforce its right against its collateral. At December 31, 2014, management believes the applicable borrowers under these non-recourse mortgage loans were in compliance with all covenants where non-compliance could individually, or giving effect to applicable cross-default provisions in the aggregate, have a material adverse effect on our financial condition, results of operations or cash flows.

  Debt Maturity and Other

        Scheduled principal repayments on indebtedness (excluding extension options) as of December 31, 2014 are as follows:

2015	$187,579
2016	811,686
2017	116,948
2018	438,693
2019	63,741
Thereafter	726,619

Total principal maturities	2,345,266
Net unamortized debt premium	3,598

Total mortgages and unsecured indebtedness	$2,348,864

        Cash paid for interest for the years ended December 31, 2014, 2013 and 2012 was $81,607, $56,073 and $58,753, respectively.

  Fair Value of Debt

        The carrying values of our variable-rate unsecured loans approximate their fair values. We estimate the fair values of fixed-rate mortgages using cash flows discounted at current borrowing rates. The book

Washington Prime Group Inc.

Notes to Consolidated and Combined Financial Statements (Continued)

(Dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

6. Indebtedness (Continued)

value of our fixed-rate mortgages was $1.4 billion and $918.6 million as of December 31, 2014 and 2013, respectively. The fair values of these financial instruments and the related discount rate assumptions as of December 31, 2014 and 2013 are summarized as follows:

	2014	2013
Fair value of fixed-rate mortgages	$1,503,944	$981,631
Weighted average discount rates assumed in calculation of fair value for fixed-rate mortgages	3.36%	3.06%

7. Rentals under Operating Leases

        Future minimum rentals to be received under non-cancelable operating leases for each of the next five years and thereafter, excluding tenant reimbursements of operating expenses and percentage rent based on tenant sales volume, as of December 31, 2014 are as follows:

2015	$401,288
2016	341,966
2017	283,035
2018	230,531
2019	179,768
Thereafter	454,702

$1,891,290

8. Equity

        Prior to the May 28, 2014 separation, the financial statements were carved-out from SPG's books and records; thus, pre-separation ownership was solely that of SPG and noncontrolling interests based on their respective ownership interest in SPG L.P. on the date of separation (see Notes 1 and 2 for more information). Upon becoming a separate company on May 28, 2014, WPG's ownership is now classified under the typical stockholders' equity classifications of common stock, capital in excess of par value and retained earnings. Related to the separation, 155,162,597 shares of WPG common stock and 31,575,487 units of WPG L.P.'s limited partnership interest were issued to shareholders of SPG and unit holders of SPG L.P., respectively.

  Exchange Rights

        Limited partners in WPG L.P. have the right to exchange all or any portion of their units for shares of common stock on a one-for-one basis or cash, as determined by the Board of Directors. The amount of cash to be paid if the exchange right is exercised and the cash option is selected will be based on the trading price of our common stock at that time. At December 31, 2014, we had reserved 33,030,944 shares of common stock for possible issuance upon the exchange of units.

Washington Prime Group Inc.

Notes to Consolidated and Combined Financial Statements (Continued)

(Dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

8. Equity (Continued)

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

  Long Term Incentive Awards

  Time Vested LTIP Awards

        During 2014, the Company awarded 283,610 time-vested LTIP Units ("Inducement LTIP Units") to certain executive officers and employees of the Company under the Plan, pursuant to LTIP Unit Award Agreements between the Company and each of the grant recipients. The Inducement LTIP Units vest 25% on each of the first four anniversaries of the grant date, subject to each respective grant recipient's continued employment on each such vesting date. The grant date fair value of the Inducement LTIP Units of $5.5 million is being recognized as expense over the applicable vesting period. As of December 31, 2014, the estimated future compensation expense for Inducement LTIP Units was $4.9 million. The weighted average period over which the compensation expense will be recorded for the Inducement LTIP Units is approximately 3.5 years.

  Performance Based Awards

        During 2014, the Company awarded LTIP units subject to performance conditions described below ("Performance LTIP Units") to certain executive officers and employees of the Company in the maximum total amount of 452,327 units. The Performance LTIP Units are market based awards with a service condition. Recipients may earn between 0% - 100% of the award based on the Company's achievement of total shareholder return ("TSR") goals. The Performance LTIP Units relate to the following performance periods: from the beginning of the service period of May 28, 2014 (or August 25, 2014 for certain Performance LTIP Units) to (i) December 31, 2015 ("First Special PP"), (ii) December 31, 2016 ("Second Special PP"), and (iii) December 31, 2017 ("Third Special PP"). The number of Performance LTIP Units earned in respect of each performance period will be determined as a percentage of the maximum, based on the Company's achievement of absolute and relative (versus the MSCI REIT Index) TSR goals, with 40% of the Performance LTIP Units available to be earned with respect to each performance period based on achievement of absolute TSR goals, and 60% of the Performance LTIP Units available to be earned with respect to each performance period based on achievement of relative TSR goals. For 257,327 units, the maximum number of performance LTIP units that can be earned for each performance period is 40% for the First Special PP and 30% for each of the Second Special PP and the Third Special PP. For the remaining 195,000 units, the maximum number of Performance LTIP Units that can be earned for each individual performance period is one-third of the total.

Washington Prime Group Inc.

Notes to Consolidated and Combined Financial Statements (Continued)

(Dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

8. Equity (Continued)

        The Performance LTIP awards that are earned, if any, will then be subject to a service-based vesting period. The vesting date would be May 28, 2017 for the First Special PP and Second Special PP. Awards earned under the Third Special PP would vest immediately upon the conclusion of the performance period and would require no subsequent service.

        The fair value of the Performance LTIP Unit awards was estimated using a Monte Carlo simulation model and compensation is being recognized ratably from the beginning of the service period through the vesting date of May 28, 2017 for the First Special PP and Second Special PP. Compensation expense for the Third Special PP is being recognized ratably from the beginning of the service period through the end of the performance period, or December 31, 2017. The weighted average per share value of performance shares awarded, the total amount of compensation to recognized over the performance period, and the assumptions used to value the grants is provided below:

2014
Fair value per share of Performance LTIP Units	$9.27
Total amount to be recognized over the performance period	$4,182
Risk free rate	1.11%
Volatility	28.88%
Dividend yield	5.20%
Correlation of the Returns	77.01%

        As of December 31, 2014, the estimated future compensation expense for Performance LTIP Units was $3.3 million. The weighted average period over which the compensation expense will be recorded for the Performance LTIP Units is approximately 2.5 years.

  Other Award

        Additionally, one executive officer will receive an annual grant of LTIP units for each fiscal year while employed by the Company (the "Annual LTIP Units"). The number of Annual LTIP Units granted in respect of a fiscal year will be determined based on the Company's achievement of TSR goals with respect to such fiscal year by dividing a cash amount, not greater than $0.6 million for 2014 and an amount equal to the executive officer's annual base salary for 2015 and subsequent fiscal years, by the average closing price of our common stock for the final 15 trading days of such fiscal year. Annual LTIP Units vest at a rate of one-third on each of the first three anniversaries of the first day of the fiscal year following the fiscal year in respect of which such Annual LTIP Units were granted. No award was earned in 2014.

Washington Prime Group Inc.

Notes to Consolidated and Combined Financial Statements (Continued)

(Dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

8. Equity (Continued)

        A summary of Inducement LTIP Units and Performance LTIP Units activity under the terms of the Plan for the year ended December 31, 2014 is as follows:

	Number of Inducement LTIP Units	Weighted Average Grant Date Fair Value	Number of Performance LTIP Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2013	—	$—	—	$—
Granted	283,610	19.39	452,327	9.27
Vested	—	—	—	—
Forfeited	—	—	—	—

Outstanding at December 31, 2014	283,610	$—	452,327	$9.27

        We recorded compensation expense related to all long term incentive awards of approximately $1.8 million for the year ended December 31, 2014, which expense is included in general and administrative expense in the accompanying consolidated and combined statements of operations.

  Board of Directors Compensation

        On August 4, 2014, the Board of Directors approved annual compensation for the period of May 28, 2014 through May 28, 2015 for the independent members of the Board of Directors of the Company. Each independent director's annual compensation shall total $0.2 million based on a combination of cash and restricted stock units granted under the Plan. During 2014, the four independent directors were each granted restricted stock units for 6,380 shares with an aggregate grant date fair value of $0.5 million, which is being recognized as expense over the vesting period ending on May 28, 2015.

  Dividends

        On September 15, 2014, the Company paid a quarterly cash dividend of $0.25 per common share/unit. On August 4, 2014, the Company's Board of Directors had declared the dividend to shareholders and unitholders of record on August 27, 2014, with an ex-dividend date of August 25, 2014.

        On December 15, 2014, the Company paid a quarterly cash dividend of $0.25 per common share/unit. On November 4, 2014, the Company's Board of Directors had declared the dividend to shareholders and unitholders of record on November 26, 2014, with an ex-dividend date of November 25, 2014.

        On January 22, 2015, the Company paid a cash dividend of $0.14 per common share/unit for the period from November 26, 2014 through January 14, 2015. On December 24, 2014, the Company's Board of Directors had declared the dividend, which was contingent on the closing of the Merger, to shareholders and unitholders of record on January 14, 2015, with an ex-dividend date of January 21, 2015. The dividend represents the first quarter 2015 regular quarterly dividend prorated for the dividend period prior to the Merger.

Washington Prime Group Inc.

Notes to Consolidated and Combined Financial Statements (Continued)

(Dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

9. Commitments and Contingencies

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

        Two shareholder lawsuits challenging the Merger-related transactions have been filed in Maryland state court, respectively captioned Zucker v. Glimcher Realty Trust et al., 24-C-14-005675 (Circ. Ct. Baltimore City), filed on October 2, 2014, and Motsch v. Glimcher Realty Trust et al., 24-C-14-006011 (Circ. Ct. Baltimore City), filed on October 23, 2014. The actions were consolidated, and on November 12, 2014 plaintiffs filed a consolidated shareholder class action and derivative complaint, captioned In re Glimcher Realty Trust Shareholder Litigation , 24-C-14-005675 (Circ. Ct. Baltimore City) (the "Consolidated Action"). The Consolidated Action names as defendants the trustees of Glimcher, and alleges these defendants breached fiduciary duties. Specifically, plaintiffs in the Consolidated Action allege that the trustees of Glimcher agreed to sell Glimcher for inadequate consideration and agreed to improper deal protection provisions that precluded other bidders from making successful offers. Plaintiffs further allege that the sales process was flawed and conflicted in several respects, including the allegation that the trustees failed to canvas the market for potential buyers, failed to secure a "go-shop" provision in the merger agreement allowing Glimcher to seek alternative bids after signing the merger agreement, and were improperly influenced by WPG's early suggestion that the surviving entity would remain headquartered in Ohio and would retain a significant portion of Glimcher management, including the retention of Michael Glimcher as CEO of the surviving entity and positions for Michael Glimcher and another trustee of Glimcher on the board of the surviving entity. Plaintiffs in the Consolidated Action additionally allege that the Preliminary Registration Statement filed with the SEC on October 28, 2014, failed to disclose material information concerning, among other things, (i) the process leading up to the consummation of the Merger Agreement; (ii) the financial analyses performed by Glimcher's financial advisors; and (iii) certain financial projections prepared by Glimcher and WPG management allegedly relied on by Glimchers' financial advisors. The Consolidated Action also names as defendants Glimcher, WPG and certain of their affiliates, and alleges that these defendants aided and abetted the purported breaches of fiduciary duty. The plaintiffs seek, among other things, an order enjoining or rescinding the transaction, damages, and an award of attorney's fees and costs.

        On December 22, 2014, the defendants, including the Company, of the Consolidated Action, by and through counsel, entered into a memorandum of understanding (the "MOU") with the plaintiffs of the Consolidated Action providing for the settlement of the Consolidated Action. Under the terms of the MOU, and to avoid the burden and expense of further litigation, the Company and Glimcher have agreed to make certain supplemental disclosures related to the proposed Mergers, all of which are set forth in a Current Report on Form 8-K filed by Glimcher with the Securities and Exchange Commission (the "SEC") on December 23, 2014. The MOU contemplates that the parties will enter into a stipulation of settlement. The stipulation of settlement will be subject to customary conditions, including court approval following notice to the Company's common shareholders. In the event that the parties enter into a

Washington Prime Group Inc.

Notes to Consolidated and Combined Financial Statements (Continued)

(Dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

9. Commitments and Contingencies (Continued)

stipulation of settlement, a hearing will be scheduled at which the Circuit Court for Baltimore City will consider the fairness, reasonableness, and adequacy of the settlement. If the settlement is approved by the court, it will resolve and release all claims by shareholders of the Company challenging any aspect of the Merger, the Merger agreement, and any disclosure made in connection therewith, including in the Definitive Proxy Statement/Prospectus on Schedule 14A filed with the SEC by the Company on December 2, 2014. Additionally, in connection with the settlement, the parties contemplate that plaintiffs' counsel will file a petition in the Circuit Court for Baltimore City for an award of attorneys' fees and expenses to be paid by the Company. The settlement, including the payment by the Company of any such attorneys' fees, is also contingent upon, among other things, the Merger becoming effective under Maryland law. There can be no assurance that the Circuit Court for Baltimore City will approve the settlement contemplated by the MOU. In the event that the settlement is not approved and such conditions are not satisfied, the defendants will continue to vigorously defend against the allegations in the Consolidated Action.

  Lease Commitments

        As of December 31, 2014, a total of six properties are subject to ground leases. The termination dates of these ground leases range from 2016 to 2076. These ground leases generally require us to make fixed annual rental payments, or a fixed annual rental plus a percentage rent component based upon the revenues or total sales of the property. Some of these leases also include escalation clauses and renewal options. We incurred ground lease expense, which is included in ground rent and other costs in the accompanying consolidated and combined statements of operations, for the years ended December 31, 2014, 2013 and 2012 of $2,905, $2,892 and $2,903, respectively.

        Future minimum lease payments due under these ground leases for each of the next five years and thereafter, excluding applicable extension options, as of December 31, 2014 are as follows:

2015	$2,205
2016	2,550
2017	2,526
2018	2,504
2019	2,504
Thereafter	89,794

$102,083

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

Washington Prime Group Inc.

Notes to Consolidated and Combined Financial Statements (Continued)

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

        Charges for properties which are consolidated and combined for the years ended December 31, 2014, 2013 and 2012 are as follows:

	2014	2013	2012
Property management and common costs, services and other	$20,685	$17,251	$16,905
Insurance premiums	9,150	9,094	9,351
Advertising and promotional programs	1,030	887	1,303
Capitalized leasing and development fees	9,827	11,976	12,283

        Charges for unconsolidated properties for the years ended December 31, 2014, 2013 and 2012 are as follows:

	2014	2013	2012
Property management costs, services and other	$2,193	$4,171	$4,762
Insurance premiums	139	233	247
Advertising and promotional programs	50	65	80
Capitalized leasing and development fees	207	310	802

Washington Prime Group Inc.

Notes to Consolidated and Combined Financial Statements (Continued)

(Dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

10. Related Party Transactions (Continued)

        At December 31, 2014 and 2013, $4,715 and $4,959, respectively, were payable to SPG and its affiliates and are included in accounts payable, accrued expenses, intangibles, and deferred revenues in the accompanying consolidated and combined balance sheets.

11. Earnings Per Share

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

	For the Year Ended December 31,
	2014	2013	2012
Earnings Per Share, Basic:
Net income attributable to common stockholders	$170,029	$155,481	$129,731

Weighted average shares outstanding—basic	155,162,597	155,162,597	155,162,597

Earnings per common share, basic	$1.10	$1.00	$0.84

Earnings Per Share, Diluted:
Net income attributable to common stockholders—basic	$170,029	$155,481	$129,731
Net income attributable to common unit holders	35,426	31,640	26,400

Net income attributable to common stockholders—diluted	$205,455	$187,121	$156,131

Weighted average shares outstanding—basic	155,162,597	155,162,597	155,162,597
Operating partnership units	32,328,347	31,575,487	31,575,487

Weighted average shares outstanding—diluted	187,490,944	186,738,084	186,738,084

Earnings per common share, diluted	$1.10	$1.00	$0.84

        For the years ended December 31, 2014, 2013 and 2012, potentially dilutive securities include units that are exchangeable for common stock and LTIP units granted under the Plan that are convertible into

Washington Prime Group Inc.

Notes to Consolidated and Combined Financial Statements (Continued)

(Dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

11. Earnings Per Share (Continued)

units and exchangeable for common stock. No securities had a material dilutive effect for the years ended December 31, 2014, 2013 and 2012. We accrue dividends when they are declared.

12. Subsequent Events

        On February 25, 2015, the Company entered into a definitive agreement providing for a joint venture with a third party with respect to the ownership and operation of five of the Company's malls, which are valued at approximately $1.625 billion. Under the terms of the agreement, the Company will retain a 51% interest and sell 49% to the third party partner for net proceeds of approximately $430 million, which will be used to repay a portion of the Bridge Loan. The Company will retain management and leasing responsibilities of the properties. Subject to the satisfaction or waiver of certain closing conditions, the transaction is anticipated to close in the second quarter of 2015.

        On February 24, 2015, the Company's Board of Directors declared the following cash dividends:

Security Type	Dividend per Share/Unit	For the Quarter Ended	Record Date	Payable Date
Common Shares/Units(1)	$0.1100	March 31, 2015	March 6, 2015	March 16, 2015
Series G Preferred Shares	$0.5078	March 31, 2015	March 31, 2015	April 15, 2015
Series H Preferred Shares	$0.4688	March 31, 2015	March 31, 2015	April 15, 2015
Series I Preferred Shares	$0.4297	March 31, 2015	March 31, 2015	April 15, 2015
Series I-1 Preferred Units	$0.4563	March 31, 2015	March 31, 2015	April 15, 2015

(1)
Represents a prorated dividend for the period from January 15, 2015 through March 31, 2015, which is in addition to $0.14 stub dividend paid on January 22, 2015 (see Note 8).

        See Note 1 for a discussion of the Company's Merger with Glimcher Realty Trust on January 15, 2015.

        On January 13, 2015, we acquired Canyon View Marketplace, a shopping center located in Grand Junction, Colorado, for $10.0 million including the assumption of an existing mortgage of $5.5 million. The source of funding for the acquisition was cash on hand.

Washington Prime Group Inc.

Notes to Consolidated and Combined Financial Statements (Continued)

(Dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

13. Quarterly Financial Data (Unaudited)

        Quarterly 2014 and 2013 data is summarized in the table below. Quarterly amounts may not sum to annual amounts due to rounding.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2014
Total revenue	$$157,969	$158,175	$167,684	$177,298
Operating income	$54,907	$15,354	$53,106	$53,794
Net income	$41,502	$84,281	$38,821	$40,851
Net income attributable to common stockholders	$34,392	$69,801	$32,201	$33,635
Net income per share—basic and diluted	$0.22	$0.45	$0.21	$0.22
2013
Total revenue	$154,235	$151,570	$155,379	$165,105
Operating income	$55,205	$54,951	$52,087	$64,777
Net income	$55,853	$41,396	$38,581	$51,504
Net income attributable to common stockholders	$46,229	$34,251	$32,234	$42,767
Net income per share—basic and diluted	$0.30	$0.22	$0.21	$0.28

SCHEDULE III

Washington Prime Group Inc.
Real Estate and Accumulated Depreciation
December 31, 2014
(Dollars in thousands)

			Initial Cost		Cost Capitalized Subsequent to Construction or Acquisition		Gross Amounts At Which Carried At Close of Period
Name	Location	Encumbrances(3)	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total(1)	Accumulated Depreciation(2)	Date of Construction or Acquisition
Malls
Anderson Mall	Anderson, SC	$19,933	$1,712	$15,227	$851	$21,037	$2,563	$36,264	$38,827	$19,628	1972
Bowie Town Center	Bowie (Washington, D.C.), MD	—	2,479	60,322	235	11,094	2,714	71,416	74,130	31,413	2001
Boynton Beach Mall	Boynton Beach (Miami), FL	—	22,240	78,804	4,666	29,370	26,906	108,174	135,080	57,282	1985
Brunswick Square	East Brunswick (New York), NJ	76,084	8,436	55,838	—	31,697	8,436	87,535	95,971	47,148	1973
Charlottesville Fashion Square	Charlottesville, VA	49,434	—	54,738	—	18,641	—	73,379	73,379	35,049	1997
Chautauqua Mall	Lakewood, NY	—	3,116	9,641	—	16,900	3,116	26,541	29,657	14,980	1971
Chesapeake Square	Chesapeake (Virginia Beach), VA	64,014	11,534	70,461	—	19,825	11,534	90,286	101,820	56,248	1989
Cottonwood Mall	Albuquerque, NM	103,998	10,122	69,958	—	9,153	10,122	79,111	89,233	44,621	1996
Edison Mall	Fort Myers, FL	—	11,529	107,350	—	31,795	11,529	139,145	150,674	66,005	1997
Forest Mall	Fond Du Lac, WI	—	721	4,491	—	8,810	721	13,301	14,022	9,588	1973
Great Lakes Mall	Mentor (Cleveland), OH	—	12,302	100,362	—	37,235	12,302	137,597	149,899	62,133	1961
Gulf View Square	Port Richey (Tampa), FL	—	13,690	39,991	1,688	21,173	15,378	61,164	76,542	33,540	1980
Irving Mall	Irving (Dallas), TX	—	6,737	17,479	2,533	43,860	9,270	61,339	70,609	38,970	1971
Jefferson Valley Mall	Yorktown Heights (New York), NY	—	4,868	30,304	—	30,143	4,868	60,447	65,315	39,344	1983
Knoxville Center	Knoxville, TN	—	5,006	21,617	3,712	32,347	8,718	53,964	62,682	36,391	1984
Lima Mall	Lima, OH	—	7,659	35,338	—	13,758	7,659	49,096	56,755	26,808	1965
Lincolnwood Town Center	Lincolnwood (Chicago), IL	52,366	7,834	63,480	—	7,804	7,834	71,284	79,118	47,866	1990
Lindale Mall	Cedar Rapids, IA	—	14,106	58,286	—	8,686	14,106	66,972	81,078	9,678	1998
Longview Mall	Longview, TX	—	259	3,567	124	9,882	383	13,449	13,832	7,900	1978
Maplewood Mall	St. Paul (Minneapolis), MN	—	17,119	80,758	—	25,211	17,119	105,969	123,088	40,503	2002
Markland Mall	Kokomo, IN	—	—	7,568	—	17,629	—	25,197	25,197	14,344	1968
Melbourne Square	Melbourne, FL	—	15,762	55,891	4,160	37,251	19,922	93,142	113,064	41,898	1982
Mesa Mall	Grand Junction, CO	87,250	12,784	80,639	—	1,932	12,784	82,571	95,355	13,042	1998
Muncie Mall	Muncie, IN	36,552	172	5,776	52	28,584	224	34,360	34,584	21,411	1970
Northlake Mall	Atlanta, GA	—	33,322	98,035	—	4,003	33,322	102,038	135,360	78,712	1998
Northwoods Mall	Peoria, IL	—	1,185	12,779	2,164	38,986	3,349	51,765	55,114	33,974	1983
Oak Court Mall	Memphis, TN	39,614	15,673	57,304	—	10,652	15,673	67,956	83,629	41,855	1997
Orange Park Mall	Orange Park (Jacksonville), FL	—	12,998	65,121	—	43,314	12,998	108,435	121,433	58,823	1994
Paddock Mall	Ocala, FL	—	11,198	39,727	—	20,996	11,198	60,723	71,921	27,649	1980
Port Charlotte Town Center	Port Charlotte, FL	45,593	5,471	58,570	—	16,110	5,471	74,680	80,151	42,773	1989
Richmond Town Square	Richmond Heights (Cleveland), OH	—	2,600	12,112	—	56,113	2,600	68,225	70,825	54,339	1966
River Oaks Center	Calumet City (Chicago), IL	—	30,560	101,224	—	11,738	30,560	112,962	143,522	58,456	1997

SCHEDULE III

Washington Prime Group Inc.
Real Estate and Accumulated Depreciation
December 31, 2014
(Dollars in thousands)

			Initial Cost		Cost Capitalized Subsequent to Construction or Acquisition		Gross Amounts At Which Carried At Close of Period
Name	Location	Encumbrances(3)	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total(1)	Accumulated Depreciation(2)	Date of Construction or Acquisition
Rolling Oaks Mall	San Antonio, TX	—	1,929	38,609	—	13,612	1,929	52,221	54,150	33,154	1988
Rushmore Mall	Rapid City, SD	94,000	18,839	67,364	528	1,829	19,367	69,193	88,560	12,840	1998
Southern Hills Mall	Sioux City, IA	101,500	15,025	75,984	—	871	15,025	76,855	91,880	12,247	1998
Southern Park Mall	Youngstown, OH	—	16,982	77,767	97	30,552	17,079	108,319	125,398	55,934	1970
Sunland Park Mall	El Paso, TX	—	2,896	28,900	—	10,025	2,896	38,925	41,821	27,354	1988
Town Center at Aurora	Aurora (Denver), CO	55,000	9,959	56,832	6	56,314	9,965	113,146	123,111	63,038	1998
Towne West Square	Wichita, KS	48,573	972	21,203	61	12,940	1,033	34,143	35,176	23,678	1980
Valle Vista Mall	Harlingen, TX	40,000	1,398	17,159	329	21,381	1,727	38,540	40,267	25,727	1983
Virginia Center Commons	Glen Allen, VA	—	9,764	50,547	—	26,622	9,764	77,169	86,933	42,111	1991
West Ridge Mall	Topeka, KS	42,740	5,453	34,148	1,168	25,710	6,621	59,858	66,479	35,298	1988
Westminster Mall	Westminster (Los Angeles), CA	84,060	43,464	84,709	—	36,534	43,464	121,243	164,707	55,535	1998
Whitehall Mall	Whitehall, PA	10,198	8,500	28,512	—	664	8,500	29,176	37,676	140	2014
Strip Centers
Arboretum	Austin, TX	—	7,640	36,774	71	12,640	7,711	49,414	57,125	23,056	1987
Bloomingdale Court	Bloomingdale (Chicago), IL	24,732	8,422	26,184	—	14,718	8,422	40,902	49,324	23,835	1987
Bowie Town Center Strip	Bowie (Washington, D.C.), MD	—	231	4,597	—	606	231	5,203	5,434	2,001	1987
Charles Towne Square	Charleston, SC	—	—	1,768	370	10,687	370	12,455	12,825	10,364	1976
Chesapeake Center	Chesapeake (Virginia Beach), VA	—	4,410	11,241	—	676	4,410	11,917	16,327	8,123	1989
Clay Terrace	Carmel, IN	115,000	39,030	115,207	—	1,368	39,030	116,575	155,605	2,428	2014
Concord Mills Marketplace	Concord (Charlotte), NC	16,000	8,036	21,167	—	—	8,036	21,167	29,203	2,350	2007
Countryside Plaza	Countryside (Chicago), IL	—	332	8,507	2,554	10,999	2,886	19,506	22,392	11,012	1977
Dare Centre	Kill Devil Hills, NC	—	—	5,702	—	1,868	—	7,570	7,570	2,557	2004
DeKalb Plaza	King of Prussia (Philadelphia), PA	—	1,955	3,405	—	844	1,955	4,249	6,204	2,275	2003
Empire East	Sioux Falls, SD	—	3,350	10,552	—	2,617	3,350	13,169	16,519	1,500	1998
Fairfax Court	Fairfax, VA	—	8,078	34,997	—	216	8,078	35,213	43,291	747	2014
Fairfield Town Center	Fairfield Town Center	—	5,354	4,435	—	1,170	5,354	5,605	10,959	—
Forest Plaza	Rockford, IL	17,366	4,132	16,818	453	13,776	4,585	30,594	35,179	16,063	1985
Gateway Centers	Austin, TX	—	24,549	81,437	—	12,652	24,549	94,089	118,638	36,924	2004
Gaitway Plaza	Ocala, FL	13,900	5,445	26,687	—	(147)	5,445	26,540	31,985	734	2014
Greenwood Plus	Greenwood (Indianapolis), IN	—	1,129	1,792	—	4,655	1,129	6,447	7,576	3,900	1979
Henderson Square	King of Prussia (Philadelphia), PA	12,954	4,223	15,124	—	838	4,223	15,962	20,185	5,373	2003
Keystone Shoppes	Indianapolis, IN	—	—	4,232	2,118	3,381	2,118	7,613	9,731	2,792	1997
Lake Plaza	Waukegan (Chicago), IL	—	2,487	6,420	—	1,455	2,487	7,875	10,362	4,778	1986
Lake View Plaza	Orland Park (Chicago), IL	—	4,702	17,543	—	14,835	4,702	32,378	37,080	18,675	1986

SCHEDULE III

Washington Prime Group Inc.
Real Estate and Accumulated Depreciation
December 31, 2014
(Dollars in thousands)

			Initial Cost		Cost Capitalized Subsequent to Construction or Acquisition		Gross Amounts At Which Carried At Close of Period
Name	Location	Encumbrances(3)	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total(1)	Accumulated Depreciation(2)	Date of Construction or Acquisition
Lakeline Plaza	Cedar Park (Austin), TX	16,269	5,822	30,875	—	9,484	5,822	40,359	46,181	20,027	1998
Lima Center	Lima, OH	—	1,781	5,151	—	9,535	1,781	14,686	16,467	7,615	1978
Lincoln Crossing	O'Fallon (St. Louis), IL	—	674	2,192	—	1,077	674	3,269	3,943	1,746	1990
MacGregor Village	Cary, NC	—	502	8,891	—	512	502	9,403	9,905	2,832	2004
Mall of Georgia Crossing	Buford (Atlanta), GA	24,102	9,506	32,892	—	1,999	9,506	34,891	44,397	17,201	2004
Markland Plaza	Kokomo, IN	—	206	738	—	7,508	206	8,246	8,452	4,228	1974
Martinsville Plaza	Martinsville, VA	—	—	584	—	461	—	1,045	1,045	874	1967
Matteson Plaza	Matteson (Chicago), IL	—	1,771	9,737	—	3,627	1,771	13,364	15,135	8,494	1988
Muncie Towne Plaza	Muncie, IN	6,764	267	10,509	87	2,874	354	13,383	13,737	6,567	1998
North Ridge Shopping Center	Raleigh, NC	12,500	385	12,826	—	3,925	385	16,751	17,136	4,316	2004
Northwood Plaza	Fort Wayne, IN	—	148	1,414	—	3,092	148	4,506	4,654	2,491	1974
Palms Crossing	McAllen, TX	36,620	13,496	45,925	—	10,854	13,496	56,779	70,275	18,234	2006
Richardson Square	Richardson (Dallas), TX	—	6,285	—	990	15,046	7,275	15,046	22,321	3,733	1977
Rockaway Commons	Rockaway (New York), NJ	—	5,149	26,435	—	9,491	5,149	35,926	41,075	13,410	1998
Rockaway Town Plaza	Rockaway (New York), NJ	—	—	18,698	2,227	4,318	2,227	23,016	25,243	6,891	2004
Royal Eagle Plaza	Miami, FL	—	2,153	24,216	—	1,069	2,153	25,285	27,438	694	2014
Shops at Arbor Walk, The	Austin, TX	41,388	—	42,546	—	5,987	—	48,533	48,533	14,684	2005
Shops at North East Mall, The	Hurst (Dallas), TX	—	12,541	28,177	402	5,988	12,943	34,165	47,108	20,230	1999
St. Charles Towne Plaza	Waldorf (Washington, D.C.), MD	—	8,216	18,993	—	5,392	8,216	24,385	32,601	14,089	1987
The Plaza at Buckland Hills	Manchester, CT	—	17,355	43,900	—	761	17,355	44,661	62,016	811	2014
Tippecanoe Plaza	Lafayette, IN	—	—	745	234	5,499	234	6,244	6,478	3,930	1974
University Center	Mishawaka, IN	—	2,119	8,365	—	3,855	2,119	12,220	14,339	9,527	1980
University Town Plaza	Pensacola, FL	—	6,009	26,945	—	2,647	6,009	29,592	35,601	3,436	2013
Village Park Plaza	Carmel, IN	—	19,565	51,873	—	31	19,565	51,904	71,469	1,600	2014
Washington Plaza	Indianapolis, IN	—	263	1,833	—	2,747	263	4,580	4,843	3,804	1976
Waterford Lakes Town Center	Orlando, FL	—	8,679	72,836	—	18,300	8,679	91,136	99,815	49,677	1999
Westland Park Plaza	Jacksonville, FL	—	5,576	8,775	—	(144)	5,576	8,631	14,207	252	2014
West Ridge Plaza	Topeka, KS	10,685	1,376	4,560	—	4,328	1,376	8,888	10,264	4,523	1988
West Town Corners	Orlando, FL	18,800	6,821	24,603	—	49	6,821	24,652	31,473	675	2014
White Oaks Plaza	Springfield, IL	13,527	3,169	14,267	—	6,907	3,169	21,174	24,343	10,343	1986
Wolf Ranch	Georgetown (Austin), TX	—	21,999	51,547	—	11,888	21,999	63,435	85,434	22,213	2004

		$1,431,516	$733,713	$3,240,129	$31,880	$1,221,744	$765,593	$4,461,873	$5,227,466	$2,058,061

Washington Prime Group Inc.

Notes to Schedule III as of December 31, 2014

(Dollars in thousands)

(1) Reconciliation of Real Estate Properties:

        The changes in real estate assets (which excludes furniture, fixtures and equipment) for the years ended December 31, 2014, 2013 and 2012 are as follows:

	2014	2013	2012
Balance, beginning of year	$4,724,930	$4,660,914	$4,596,784
Acquisitions	471,293	—	29,978
Improvements	80,059	84,731	86,922
Disposals*	(48,816)	(20,715)	(52,770)

Balance, end of year	$5,227,466	$4,724,930	$4,600,914

*
Primarily represents properties that have been sold and fully depreciated assets which have been disposed.

        The unaudited aggregate cost of real estate assets for federal income tax purposes as of December 31, 2014 was $4,613,128.

(2) Reconciliation of Accumulated Depreciation:

        The changes in accumulated depreciation and amortization for the years ended December 31, 2014, 2013 and 2012 are as follows:

	2014	2013	2012
Balance, beginning of year	$1,920,476	$1,781,073	$1,664,253
Depreciation expense	172,337	159,791	161,578
Disposals	(34,752)	(20,388)	(44,758)

Balance, end of year	$2,058,061	$1,920,476	$1,781,073

        Depreciation of our investment in buildings and improvements reflected in the combined statements of operations is calculated over the estimated original lives of the assets as noted below.

  •
  Buildings and Improvements—typically 10-35 years for the structure, 15 years for landscaping and parking lot, and 10 years for HVAC equipment.

  •
  Tenant Allowances and Improvements—shorter of lease term or useful life.

(3)
Encumbrances represent face amount of mortgage debt and exclude any premiums or discounts.