Form 10-Q
period 2015-03-31
Washington Prime Group Inc.
filed 2015-05-07
CIK 1594686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

Washington Prime Group Inc.*
(Exact name of Registrant as specified in its charter)

Indiana
(State of incorporation or organization)

001-36252
(Commission File No.)

046-4323686
(I.R.S. Employer Identification No.)

180 E. Broad Street
Columbus, Ohio 43215
(Address of principal executive offices)

(614) 621-9000
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check One):  Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☐
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of May 6, 2015, registrant had 185,289,688 shares of common stock outstanding.

* The registrant intends to change its name to WP Glimcher Inc. and is seeking shareholder approval of the name change at its 2015 Annual Meeting of Stockholders.

WASHINGTON PRIME GROUP INC.
FORM 10-Q

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements

Washington Prime Group Inc.
Unaudited Consolidated Balance Sheets
(dollars in thousands, except share and par value amounts)

	March 31, 2015	December 31, 2014
ASSETS:
Investment properties at cost	$8,378,533	$5,292,665
Less: accumulated depreciation	2,172,119	2,113,929
	6,206,414	3,178,736
Cash and cash equivalents	255,616	108,768
Tenant receivables and accrued revenue, net	72,256	69,616
Investment in unconsolidated entities, at equity	15,949	—
Deferred costs and other assets	479,629	170,883
Total assets	$7,029,864	$3,528,003
LIABILITIES:
Mortgage notes payable	$2,757,416	$1,435,114
Bonds payable	249,930	—
Unsecured term loan	500,000	500,000
Revolving credit facility	413,750	413,750
Bridge loan	941,570	—
Series G Cumulative Redeemable Preferred Stock (called for redemption)	117,500	—
Accounts payable, accrued expenses, intangibles, and deferred revenues	345,049	194,014
Distributions payable	5,750	—
Cash distributions and losses in partnerships and joint ventures, at equity	15,344	15,298
Other liabilities	14,653	11,786
Total liabilities	5,360,962	2,569,962
Redeemable noncontrolling interests	6,145	—
EQUITY:
Stockholders' Equity
Series H Cumulative Redeemable Preferred Stock, $0.0001 par value, 4,000,000 shares issued and outstanding as of March 31, 2015	104,251	—
Series I Cumulative Redeemable Preferred Stock, $0.0001 par value, 3,800,000 shares issued and outstanding as of March 31, 2015	98,325	—
Common stock, $0.0001 par value, 300,000,000 shares authorized, 185,204,391 and 155,162,597 issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	19	16
Capital in excess of par value	1,215,096	720,921
Retained earnings	13,383	68,114
Accumulated other comprehensive loss	(340)	—
Total stockholders' equity	1,430,734	789,051
Noncontrolling interests	232,023	168,990
Total equity	1,662,757	958,041
Total liabilities, redeemable noncontrolling interests and equity	$7,029,864	$3,528,003
The accompanying notes are an integral part of these statements.

Washington Prime Group Inc.
Unaudited Consolidated and Combined Statements of Operations and Comprehensive (Loss) Income
(dollars in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2015	2014
REVENUE:
Minimum rent	$162,704	$106,637
Overage rent	3,263	2,110
Tenant reimbursements	69,227	47,168
Other income	2,528	2,054
Total revenues	237,722	157,969
EXPENSES:
Property operating	41,079	26,140
Depreciation and amortization	92,184	45,968
Real estate taxes	30,565	19,947
Repairs and maintenance	9,488	7,150
Advertising and promotion	2,687	1,952
Provision for credit losses	698	786
General and administrative	9,700	—
Merger and transaction costs	20,810	—
Ground rent and other costs	2,748	1,119
Total operating expenses	209,959	103,062
OPERATING INCOME	27,763	54,907
Interest expense	(37,122)	(13,917)
Income and other taxes	(445)	(75)
Income from unconsolidated entities	216	345
Gain on sale of interest in property	—	242
NET (LOSS) INCOME	(9,588)	41,502
Net (loss) income attributable to noncontrolling interests	(2,296)	7,110
NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	(7,292)	34,392
Less: Preferred share dividends	(4,978)	—
NET (LOSS) INCOME TO COMMON SHAREHOLDERS	$(12,270)	$34,392

(LOSS) EARNINGS PER COMMON SHARE, BASIC AND DILUTED	$(0.07)	$0.22

COMPREHENSIVE (LOSS) INCOME:
Net (loss) income	$(9,588)	$41,502
Unrealized loss on interest rate derivative instruments	(404)	—
Comprehensive (loss) income	(9,992)	41,502
Comprehensive (loss) income attributable to noncontrolling interests	(2,360)	7,110
Comprehensive (loss) income attributable to common shareholders	$(7,632)	$34,392

The accompanying notes are an integral part of these statements.

Washington Prime Group Inc.
Unaudited Consolidated and Combined Statements of Cash Flows
(dollars in thousands)

	For the Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(9,588)	$41,502
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization, including fair value rent, fair value debt, deferred financing costs and stock compensation	90,574	46,385
Gain on sale of interest in property	—	(242)
Provision for credit losses	698	786
Equity in income of unconsolidated entities	(216)	(345)
Distributions of income from unconsolidated entities	99	414
Changes in assets and liabilities:
Tenant receivables and accrued revenue, net	10,924	4,591
Deferred costs and other assets	(5,628)	(4,088)
Accounts payable, accrued expenses, deferred revenues and other liabilities	(35,089)	(21,691)
Net cash provided by operating activities	51,774	67,312
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(956,602)	—
Cash expenditures, net	(34,882)	(24,742)
Restricted cash reserves for future capital expenditures, net	1,492	—
Investments in unconsolidated entities	—	(356)
Distributions of capital from unconsolidated entities	46	866
Net cash used in investing activities	(989,946)	(24,232)
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to Simon Property Group, Inc., net	—	(393,221)
Distributions to noncontrolling interest holders in properties	(8)	—
Net proceeds from issuance of common shares, including common stock plans	796	—
Distributions on common shares/units	(52,807)	—
Proceeds from issuance of debt, net of transaction costs	1,423,280	494,769
Repayments of debt	(286,241)	(141,185)
Net cash provided by (used in) financing activities	1,085,020	(39,637)
INCREASE IN CASH AND CASH EQUIVALENTS	146,848	3,443
CASH AND CASH EQUIVALENTS, beginning of period	108,768	25,857
CASH AND CASH EQUIVALENTS, end of period	$255,616	$29,300

The accompanying notes are an integral part of these statements.

Washington Prime Group Inc.
Unaudited Consolidated Statement of Equity
(dollars in thousands, except per share/unit amounts)

	Preferred Series G	Preferred Series H	Preferred Series I	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Non- Controlling Interests	Total Equity	Redeemable Non-Controlling Interests
Balance, December 31, 2014	$—	$—	$—	$16	$720,921	$68,114	$—	$789,051	$168,990	$958,041	$—
Issuance of shares and units in connection with the merger	117,384	104,251	98,325	3	535,035	—	—	854,998	29,482	884,480	6,148
Exercise of stock options	—	—	—	—	1,249	—	—	1,249	—	1,249	—
Noncontrolling interest in property	—	—	—	—	—	—	—	—	(8)	(8)	—
Equity-based compensation	—	—	—	—	2,316	—	—	2,316	—	2,316	—
Adjustments to noncontrolling interests	—	—	—	—	(44,425)	—	—	(44,425)	44,425	—	—
Distributions on common shares/units ($0.25 per common share/unit)	—	—	—	—	—	(42,090)	—	(42,090)	(8,459)	(50,549)	—
Distributions declared on preferred shares	—	—	—	—	—	(5,349)	—	(5,349)	—	(5,349)	—
Reclassification of preferred shares called for redemption	(117,384)	—	—	—	—	—	—	(117,384)	—	(117,384)	—
Other comprehensive loss	—	—	—	—	—	—	(340)	(340)	(64)	(404)	—
Net loss, excluding $50 of distributions to preferred unit holders	—	—	—	—	—	(7,292)	—	(7,292)	(2,343)	(9,635)	(3)
Balance, March 31, 2015	$—	$104,251	$98,325	$19	$1,215,096	$13,383	$(340)	$1,430,734	$232,023	$1,662,757	$6,145

The accompanying notes are an integral part of this statement.

Washington Prime Group Inc.
Condensed Notes to Unaudited Consolidated and Combined Financial Statements
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

1.	Organization
Washington Prime Group Inc. (“WPG” or the “Company”) is an Indiana corporation that operates as a self‑administered and self‑managed real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended. REITs will generally not be liable for federal corporate income taxes as long as they continue to distribute not less than 100% of their taxable income and satisfy certain other requirements. Washington Prime Group, L.P. (“WPG L.P.”) is our majority‑owned partnership subsidiary that owns, through its affiliates, all of our real estate properties and other assets. WPG owns, develops and manages retail real estate properties. As of March 31, 2015, our assets consisted of interests in 121 shopping centers in the United States, consisting of strip centers and malls.
WPG was created to hold the strip center business and smaller enclosed malls of Simon Property Group, Inc. (“SPG”) and its subsidiaries. On May 28, 2014, WPG separated from SPG through the distribution of 100% of the outstanding shares of WPG to the SPG shareholders in a tax‑free distribution. Prior to the separation, WPG was a wholly owned subsidiary of SPG. As described in Note 2 - "Basis of Presentation and Principles of Consolidation and Combination," WPG’s results prior to the separation are presented herein on a carve-out basis. Prior to or concurrent with the separation, SPG engaged in certain formation transactions that were designed to consolidate the ownership of its interests in 98 properties (“SPG Businesses”) and distribute such interests to WPG and its operating partnership, WPG L.P. Pursuant to the separation agreement, on May 28, 2014, SPG distributed 100% of the common shares of WPG on a pro rata basis to SPG’s shareholders as of the May 16, 2014 record date.
Unless the context otherwise requires, references to “we”, “us” and “our” refer to WPG, WPG L.P. and entities in which WPG (or an affiliate) has a material ownership or financial interest, on a consolidated basis, after giving effect to the transfer of assets and liabilities from SPG as well as to the SPG Businesses prior to the date of the completion of the separation. Before the completion of the separation, SPG Businesses were operated as subsidiaries of SPG, which operates as a REIT.
At the time of the separation and distribution, WPG owned a percentage of the outstanding units of partnership interest, or units, of WPG L.P. that was approximately equal to the percentage of outstanding units of partnership interest that SPG owned of Simon Property Group, L.P. (“SPG L.P.”), with the remaining units of WPG L.P. being owned by the limited partners who were also limited partners of SPG L.P. as of the May 16, 2014 record date. The units in WPG L.P. are convertible by their holders for WPG common shares on a one‑for‑one basis or, at WPG’s option, into cash.
Before the separation, we had not conducted any business as a separate company and had no material assets or liabilities. The operations of the business transferred to us by SPG on the separation date are presented as if the transferred business was our business for all historical periods described and at the carrying value of such assets and liabilities reflected in SPG’s books and records. Additionally, the financial statements reflect the common shares and units outstanding at the separation date as outstanding for all periods prior to the separation.
Prior to the separation, WPG entered into agreements with SPG under which SPG provides various services to us, including accounting, asset management, development, human resources, information technology, leasing, legal, marketing, public reporting and tax. The charges for the services are based on an hourly or per transaction fee arrangement and pass‑through of out‑of‑pocket costs (see Note 9 - "Related Party Transactions").
At the time of the separation, our assets consisted of interests in 98 shopping centers. In addition to the above properties, the combined historical financial statements include an interest in one shopping center held within a joint venture portfolio of properties which was sold on February 28, 2014.
We derive our revenues primarily from retail tenant leases, including fixed minimum rent leases, overage and percentage rent leases based on tenants’ sales volumes, offering property operating services to our tenants and others, including energy, waste handling and facility services, and reimbursements from tenants for certain recoverable expenditures such as property operating, real estate taxes, repair and maintenance, and advertising and promotional expenditures.

Washington Prime Group Inc.
Condensed Notes to Unaudited Consolidated and Combined Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

We seek to enhance the performance of our properties and increase our revenues by, among other things, securing leases of anchor and inline tenant spaces, re‑developing or renovating existing properties to increase the leasable square footage, and increasing the productivity of occupied locations through aesthetic upgrades, re‑merchandising and/or changes to the retail use of the space.
Merger with Glimcher Realty Trust
On January 15, 2015, the Company acquired Glimcher Realty Trust (“Glimcher”), pursuant to a definitive agreement and plan of merger with Glimcher and certain affiliated parties of each dated September 16, 2014, (the “Merger Agreement”), in a stock and cash transaction valued at approximately $4.2 billion, including the assumption of debt (the “Merger”). Prior to the Merger, Glimcher was a Maryland REIT engaged in the ownership, management, acquisition and development of retail properties, including mixed‑use, open‑air and enclosed regional malls as well as outlet centers. As of December 31, 2014, Glimcher owned material interests in and managed 25 properties with total gross leasable area of approximately 17.2 million square feet, including the two properties sold to SPG concurrent with the Merger as noted below. Prior to the Merger, Glimcher’s common shares were listed on the NYSE under the symbol “GRT.”
In the Merger, Glimcher common shareholders received, for each Glimcher common share, $14.02 consisting of $10.40 in cash and 0.1989 of a share of the Company’s common stock valued at $3.62 per Glimcher common share, based on the closing price of the Company’s common stock on the Merger closing date. Approximately 29.9 million shares of WPG common stock were issued to Glimcher shareholders in the Merger as noted below. Additionally included in consideration were operating partnership units and preferred stock as noted below. In connection with the closing of the Merger, an indirect subsidiary of WPG was merged into Glimcher’s operating partnership. In the Merger, we acquired 23 shopping centers comprised of approximately 15.8 million square feet of gross leasable area and assumed additional mortgages on 16 properties with a fair value of approximately $1.4 billion. The combined company, to be renamed WP Glimcher Inc. (pending shareholder approval), is comprised of approximately 68 million square feet of gross leasable area (compared to approximately 53 million square feet for the Company as of December 31, 2014) and has a combined portfolio of 121 properties as of March 31, 2015.
In the Merger, the preferred stock of Glimcher was converted into preferred stock of WPG and each outstanding unit of Glimcher’s operating partnership was converted into 0.7431 of a unit of WPG LP. Further, each outstanding stock option in respect of Glimcher common stock was converted into a WPG option, and certain other Glimcher equity awards were assumed by WPG and converted into equity awards in respect of WPG common shares.
Concurrent with the closing of the Merger, Glimcher completed a transaction with SPG under which affiliates of SPG acquired Jersey Gardens in Elizabeth, New Jersey, and University Park Village in Fort Worth, Texas, properties previously owned by affiliates of Glimcher, for an aggregate purchase price of $1.09 billion, including SPG’s assumption of approximately $405.0 million of associated mortgage indebtedness (the “Property Sale”).
The cash portion of the Merger consideration was funded by the Property Sale and draws under the Bridge Loan (see Note 5 - "Indebtedness"). During the three months ended March 31, 2015, the Company incurred $20.8 million of costs in connection with the closing of the Merger, which are included in merger and transaction costs in the consolidated and combined statements of operations and comprehensive (loss) income. Additionally, during the year ended December 31, 2014, the Company incurred $8.8 million of costs related to the Merger.
See “Litigation” section of Note 8 - "Commitments and Contingencies" for a discussion of Merger‑related litigation.

2.    Basis of Presentation and Principles of Consolidation and Combination

The accompanying consolidated and combined financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The consolidated balance sheet as of March 31, 2015 includes the accounts of the Company and WPG L.P., as well as their wholly owned subsidiaries. The accompanying consolidated and combined statements of operations include the consolidated accounts of the Company and the combined accounts of SPG Businesses. All intercompany transactions have been eliminated in consolidation and combination. Due to the seasonal nature of certain operational activities, the results for the interim period ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year.

Washington Prime Group Inc.
Condensed Notes to Unaudited Consolidated and Combined Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

These consolidated and combined financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by GAAP for interim reporting. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, the accompanying consolidated and combined financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods presented. The Company believes that the disclosures made are adequate to prevent the information presented from being misleading. These consolidated and combined unaudited financial statements should be read in conjunction with the audited consolidated and combined financial statements and related notes included in the Company's 2014 Annual Report on Form 10-K.

Accounting for the Separation

The results presented for the period ended March 31, 2014 reflect the aggregate operations and changes in cash flows of the SPG Businesses on a carve-out basis. The accompanying financial statements for the periods prior to the separation are prepared on a carve-out basis from the consolidated financial statements of SPG using the historical results of operations and bases of the assets and liabilities of the transferred businesses and including allocations from SPG. The financial statements were presented on a combined basis prior to the separation as the ownership interests in the SPG Businesses were under common control and ownership of SPG.

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

For periods presented prior to the separation, our historical combined financial results reflect charges for certain SPG corporate costs and we believe such charges are reasonable; however, such results do not necessarily reflect what our expenses would have been had we been operating as a separate stand-alone public company. These charges are further discussed in Note 9 - "Related Party Transactions". Costs of the services that were charged to us were based on either actual costs incurred or a proportion of costs estimated to be applicable to us. The historical combined financial information presented may therefore not be indicative of the results of operations, financial position or cash flows that would have been obtained if we had been an independent, stand-alone public company during the periods presented prior to the separation or of our future performance as an independent, stand-alone company. For joint venture or mortgaged properties, SPG has a standard management agreement for management, leasing and development activities provided to the properties. Management fees were based upon a percentage of revenues. For any wholly owned property that does not have a management agreement, SPG allocated the proportion of the underlying costs of management, leasing and development, in a manner that is materially consistent with the percentage of revenue-based management fees and/or upon the actual volume of leasing and development activity occurring at the property.

General

These consolidated and combined financial statements reflect the consolidation of properties that are wholly owned or properties in which we own less than a 100% interest but that we control. Control of a property is demonstrated by, among other factors, our ability to refinance debt and sell the property without the consent of any other partner or owner, and the inability of any other partner or owner to replace us.

We also consolidate a variable interest entity, or VIE, when we are determined to be the primary beneficiary. Determination of the primary beneficiary of a VIE is based on whether an entity has (1) the power to direct activities that most significantly impact the economic performance of the VIE and (2) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. Our determination of the primary beneficiary of a VIE considers all relationships between us and the VIE, including management agreements and other contractual arrangements. There have been no changes during 2015 in previous conclusions about whether an entity qualifies as a VIE or whether we are the primary beneficiary of any previously identified VIE. In connection with the Merger, the Company acquired an interest in a VIE in which we are deemed to be the primary beneficiary. Accordingly, we have consolidated the VIE, which consists solely of undeveloped land. During 2015, we did not provide financial or other support to a previously identified VIE that we were not previously contractually obligated to provide.

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

As of March 31, 2015, our assets consisted of interests in 121 shopping centers. The consolidated and combined financial statements as of that date reflect the consolidation of 113 wholly owned properties and seven additional properties that are less than wholly owned, but which we control or for which we are the primary beneficiary. We account for our interests in the one remaining property, or the joint venture property, using the equity method of accounting, as we have determined that we have significant influence over its operations. We manage the day-to-day operations of the joint venture property, but have determined that our partner has substantive participating rights with respect to the assets and operations of this joint venture property.

We allocate net operating results of WPG L.P. to third parties and to us based on the partners' respective weighted average ownership interests in WPG L.P. Net operating results of WPG L.P. attributable to third parties are reflected in net income attributable to noncontrolling interests. Our weighted average ownership interest in WPG L.P. was 84.0% and 83.1% for the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015 and December 31, 2014, our ownership interest in WPG L.P. was 84.2% and 82.4%, respectively. We adjust the noncontrolling limited partners' interests at the end of each period to reflect their interest in WPG L.P.

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

Investment Properties

We record investment properties at fair value when acquired. Investment properties include costs of acquisitions; development, predevelopment, and construction (including allocable salaries and related benefits); tenant allowances and improvements; and interest and real estate taxes incurred during construction. We capitalize improvements and replacements from repair and maintenance when the repair and maintenance extends the useful life, increases capacity, or improves the efficiency of the asset. All other repair and maintenance items are expensed as incurred. We capitalize interest on projects during periods of construction until the projects are ready for their intended purpose based on interest rates in place during the construction period. We record depreciation on buildings and improvements utilizing the straight-line method over an estimated original useful life, which is generally five to 40 years. We review depreciable lives of investment properties periodically and we make adjustments when necessary to reflect a shorter economic life. We amortize tenant allowances and tenant improvements utilizing the straight-line method over the term of the related lease or occupancy term of the tenant, if shorter. We record depreciation on equipment and fixtures utilizing the straight-line method over three to ten years.

Washington Prime Group Inc.
Condensed Notes to Unaudited Consolidated and Combined Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

We review investment properties for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of investment properties may not be recoverable. These circumstances include, but are not limited to, declines in a property's cash flows, ending occupancy or declines in tenant sales. We measure any impairment of investment property when the estimated undiscounted operating income before depreciation and amortization plus its residual value is less than the carrying value of the property. To the extent impairment has occurred, we charge to expense the excess of carrying value of the property over its estimated fair value. We estimate fair value using unobservable data such as operating income, estimated capitalization rates, or multiples, leasing prospects and local market information. We may decide to sell properties that are held for use and the sale prices of these properties may differ from their carrying values. We also review our investments, including investments in unconsolidated entities, if events or circumstances change indicating that the carrying amount of our investments may not be recoverable. We will record an impairment charge if we determine that a decline in the fair value of the investments in unconsolidated entities is other-than-temporary. Changes in economic and operating conditions that occur subsequent to our review of recoverability of investment property and other investments in unconsolidated entities could impact the assumptions used in that assessment and could result in future charges to earnings if assumptions regarding those investments differ from actual results.

Investments in Unconsolidated Entities

Joint ventures are common in the real estate industry. We use joint ventures to finance properties, develop new properties, and diversify our risk in a particular property or portfolio of properties. We held unconsolidated joint venture ownership interests in one property as of March 31, 2015 and December 31, 2014. Additionally, in connection with the Merger, we acquired joint venture interests in two entities, one in the development stage and the other with retail operations.

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

Fair Value Measurements

The Company measures and discloses its fair value measurements in accordance with Accounting Standards Codification Topic 820 - “Fair Value Measurements and Disclosure” (“Topic 820”). Topic 820 guidance emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability.  As a basis for considering market participant assumptions in fair value measurements, Topic 820 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity's own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).  The fair value hierarchy, as defined by Topic 820, contains three levels of inputs that may be used to measure fair value as follows:

•	Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access.

•
Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly such as interest rates, foreign exchange rates, and yield curves, that are observable at commonly quoted intervals.

•	Level 3 inputs are unobservable inputs for the asset or liability which are typically based on an entity's own assumptions, as there is little, if any, related market activity.

In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

Washington Prime Group Inc.
Condensed Notes to Unaudited Consolidated and Combined Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

Note 5 - "Indebtedness" includes a discussion of the fair value of debt measured using Level 2 inputs. Note 4 - "Real Estate Acquisitions and Dispositions" includes a discussion of the fair values recorded in purchase accounting, using Level 2 and Level 3 inputs. Level 3 inputs to our purchase accounting analyses include our estimations of net operating results of the property, capitalization rates and discount rates.

The Company has derivatives that must be measured under the fair value standard (see Note 6 - "Derivative Financial Instruments"). The Company currently does not have any non-financial assets and non-financial liabilities that are required to be measured at fair value on a recurring basis.

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

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." ASU No. 2014-09 revises GAAP by offering a single comprehensive revenue recognition standard instead of numerous revenue requirements for particular industries or transactions, which sometimes resulted in different accounting for economically similar transactions. An entity has the option to apply the provisions of ASU No. 2014-09 either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying this standard recognized at the date of initial application. On April 1, 2015, the FASB proposed deferring the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date. The FASB also proposed permitting early adoption of the standard, but not before the original effective date of December 15, 2016. We are currently evaluating our method of adopting and the impact, if any, the adoption of this standard will have on our consolidated financial statements.

Washington Prime Group Inc.
Condensed Notes to Unaudited Consolidated and Combined Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

In February 2015, the FASB issued ASU No. 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis." This standard changes the way reporting enterprises must evaluate the consolidation of limited partnerships, variable interests and similar entities. It is effective for the first annual reporting period beginning after December 15, 2015, with early adoption permitted. We are currently evaluating the impact, if any, the adoption of this standard will have on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs." This standard amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of as a deferred charge. It is effective for annual reporting periods beginning after December 15, 2015, but early adoption is permitted. We expect this new guidance will reduce total assets and total long-term debt on its consolidated balance sheets by amounts classified as deferred debt issuance costs, but do not expect this update to have any other effect on our consolidated financial statements.

4.    Real Estate Acquisitions and Dispositions

On January 15, 2015, we acquired 23 properties in the Merger (see Note 1 - "Organization"). We reflected the assets and liabilities of the properties acquired in the Merger at the estimated fair value on the January 15, 2015 acquisition date. The following table summarizes the purchase price allocation for the acquisition, which is preliminary and subject to revision within the measurement period, not to exceed one year from the date of acquisition:

Investment properties	$3,054,194
Cash and cash equivalents (1)	553,835
Tenant accounts receivable	14,263
Investment in and advances to unconsolidated real estate entities	15,803
Deferred costs and other assets (including intangibles)	316,436
Accounts payable, accrued expenses, intangibles, and deferred revenue	(196,847)
Distributions payable	(2,658)
Redeemable noncontrolling interests	(6,148)
Total assets acquired and liabilities assumed	3,748,878
Fair value of mortgage notes payable assumed	(1,358,184)
Net assets acquired	2,390,694
Less: Common shares issued	(535,490)
Less: Preferred shares issued	(319,960)
Less: Operating partnership units issued	(29,482)
Less: Cash and cash equivalents acquired	(553,835)
Net cash paid for acquisition	$951,927

(1)	Includes the proceeds from the Property Sale, net of the repayment of the $155.0 million balance on the Glimcher credit facility.

Total revenues and net loss (excluding transaction costs and costs of corporate borrowing) from the properties acquired in the Merger from the date of the Merger of $68.8 million and $10.3 million, respectively, are included in the accompanying consolidated and combined statements of operations and comprehensive (loss) income for the three months ended March 31, 2015.

On January 13, 2015, we acquired Canyon View Marketplace, a shopping center located in Grand Junction, Colorado, for $10.0 million including the assumption of an existing mortgage with a principal balance of $5.5 million. The source of funding for the acquisition was cash on hand.

Washington Prime Group Inc.
Condensed Notes to Unaudited Consolidated and Combined Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

During 2014, we acquired our partners' interests in the following properties, which were previously accounted for under the equity method, but are now consolidated as they are either wholly or majority owned and controlled post-acquisition:

Shopping Center Name	Acquisition Date	Location	Percent Acquired	Purchase Price (In Millions)	Gain (In Millions)
Whitehall Mall	December 1, 2014	Whitehall, PA	50%	$14.9	$10.5
Clay Terrace	June 20, 2014	Carmel, IN	50%	$22.9	$46.6
Seven Open-Air Shopping Centers	June 18, 2014	Various	Various	$162.0	$42.3

We reflected the assets and liabilities of the above 2014 acquisition properties at the estimated fair value on the respective acquisition dates. The purchase price allocations as of March 31, 2015 include no material changes from the amounts disclosed as of December 31, 2014 in the Company's 2014 Annual Report on Form 10-K; however, they remain preliminary and subject to revision within the measurement period, not to exceed one year from the date of acquisition, though we do not anticipate any material changes. The consolidation of the previously unconsolidated properties resulted in the remeasurement of our previously held interests to fair value and corresponding non-cash gains noted above.

On February 28, 2014, SPG disposed of its interest in one unconsolidated shopping center and recorded a gain of approximately $0.2 million, which is included in gain on sale of interest in property in the consolidated and combined statements of operations and comprehensive (loss) income.

Condensed Pro Forma Financial Information (Unaudited)

The results of operations of acquired properties are included in the consolidated and combined statements of operations beginning on their respective acquisition dates. The following unaudited condensed pro forma financial information is presented as if the Merger and the Property Sale described in Note 1 - "Organization", which were completed on January 15, 2015, had been consummated on January 1, 2014. The unaudited condensed pro forma financial information assumes the 2014 acquisitions listed above also occurred as of January 1, 2014. Additionally, an adjustment has been made to reflect the redemption of all of the outstanding Series G Preferred Shares, which was completed on April 15, 2015 (see Note 8 - "Equity"), as of January 1, 2014. Finally, the January 13, 2015 acquisition of Canyon View Marketplace has been excluded from this analysis since it would not have a significant impact. The unaudited condensed pro forma financial information is for comparative purposes only and not necessarily indicative of what actual results of operations of the Company would have been had the Merger and other transactions noted above been consummated on January 1, 2014, nor does it purport to represent the results of operations for future periods.

The unaudited condensed pro forma financial information for the three months ended March 31, 2015 and 2014 is as follows:

	Three Months Ended March 31,
	2015	2014
Total revenues	$249,820	$251,171
Net income from continuing operations	$6,339	$15,537
Net income from continuing operations attributable to common stockholders	$2,377	$9,932
Earnings per common share-basic and diluted	$0.01	$0.06
Weighted average shares outstanding-basic	179,575	155,163
Weighted average shares outstanding-diluted	213,975	186,738

Washington Prime Group Inc.
Condensed Notes to Unaudited Consolidated and Combined Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

5.	Indebtedness

Mortgage Debt

Total mortgage indebtedness at March 31, 2015 and December 31, 2014 was as follows:

	March 31, 2015	December 31, 2014
Face amount of mortgage loans	$2,708,977	$1,431,516
Fair value adjustments, net	48,439	3,598
Carrying value of mortgage loans	$2,757,416	$1,435,114

A roll forward of mortgage indebtedness from December 31, 2014 to March 31, 2015 is summarized as follows:

Balance, December 31, 2014	$1,435,114
Debt assumptions at fair value	1,364,503
Repayment of debt	(32,700)
Debt amortization payments	(5,066)
Amortization of fair value adjustments	(4,435)
Balance, March 31, 2015	$2,757,416
On January 13, 2015, resulting from our acquisition of Canyon View Marketplace (see Note 4 - "Real Estate Acquisitions and Dispositions"), we assumed an additional mortgage with a fair value of $6.4 million.

On January 15, 2015, resulting from the Merger (see Note 1 - "Organization"), we assumed additional mortgages with a fair value of approximately $1.4 billion on 14 properties.

On March 27, 2015, the Company repaid the $18.8 million mortgage on West Town Corners and the $13.9 million mortgage on Gaitway Plaza with cash on hand.

Unsecured Debt

The Facility

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

At March 31, 2015, borrowings under the Facility consisted of $413.8 million outstanding under the Revolver and $500.0 million outstanding under the Term Loan. On March 31, 2015, we had an aggregate available borrowing capacity of $483.1 million under the Facility, net of $3.1 million reserved for outstanding letters of credit. At March 31, 2015, the applicable interest rate on the Revolver was one-month LIBOR plus 1.05%, or 1.23%, and the applicable interest rate on the Term Loan was one-month LIBOR plus 1.15%, or 1.33%.

Washington Prime Group Inc.
Condensed Notes to Unaudited Consolidated and Combined Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

Bridge Loan

On September 16, 2014, in connection with the execution of the Merger Agreement, WPG entered into a debt commitment letter, which was amended and restated on September 23, 2014 pursuant to which parties agreed to provide up to $1.25 billion in a senior unsecured bridge loan facility (the “Bridge Loan”).

On January 15, 2015, the Company borrowed $1.19 billion under the Bridge Loan in connection with the closing of the Merger. On March 24, 2015, the Company repaid $248.4 million of the outstanding borrowings using proceeds from the issuance of the Bonds Payable (see below). As of March 31, 2015, the outstanding balance under the Bridge Loan was $941.6 million and the applicable interest rate was three-month LIBOR plus 1.15%, or 1.43%.

The Bridge Loan matures on January 14, 2016, the date that is 364 days following the closing date of the Merger. The interest rate payable on amounts outstanding under the Bridge Loan is equal to three‑month LIBOR plus an applicable margin based on WPG’s credit rating, and such interest rate increases on the 180th and 270th days following the consummation of the Merger. In addition, an increasing duration fee will be payable on the 180th and 270th days following the consummation of the Merger on the outstanding principal amount, if any, under the Bridge Loan. The Bridge Loan will not amortize and any amounts outstanding will be repaid in full on the maturity date. The Bridge Loan contains events of default, representations and warranties and covenants that are substantially identical to those contained in WPG’s existing credit agreement (subject to certain exceptions set forth in the debt commitment letter).

The Company incurred $10.4 million of Bridge Loan commitment, structuring and funding fees (including $3.8 million incurred during 2014), which are included in deferred costs and other assets as of March 31, 2015 in the accompanying consolidated balance sheets. Accordingly, the Company is recording $10.4 million of related loan cost amortization in 2015. Upon the partial repayment of the Bridge Loan, the Company accelerated amortization on the pro-rata portion of the deferred loan costs in the amount of $1.8 million, resulting in total amortization of $4.1 million included in interest expense in the accompanying consolidated and combined statements of operations and comprehensive (loss) income for the three months ended March 31, 2015.

Bonds Payable

On March 24, 2015, WPG L.P. closed on the private placement of $250 million of 3.850% senior unsecured notes (the "Bonds Payable") at a 0.028% discount due April 1, 2020. WPG L.P. received net proceeds from the offering of $248.4 million, which it used to repay a portion of outstanding borrowings under the Bridge Loan. The Bonds Payable contain certain customary covenants and events of default which, if any such event of default occurs, would permit or require the principal, premium, if any, and accrued and unpaid interest on all of the then-outstanding Bonds Payable to be declared immediately due and payable (subject in certain cases to customary grace and cure periods).

Covenants

Our unsecured debt agreements contain financial and other covenants. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender including adjustments to the applicable interest rate. As of March 31, 2015, management believes the Company is in compliance with all covenants of its unsecured debt.

Washington Prime Group Inc.
Condensed Notes to Unaudited Consolidated and Combined Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

At March 31, 2015, certain of our consolidated subsidiaries were the borrowers under 42 non-recourse mortgage loans secured by mortgages encumbering 46 properties, including five separate pools of cross-defaulted and cross-collateralized mortgages encumbering a total of 12 properties. The total balance of mortgages was approximately $2.8 billion as of March 31, 2015. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt instruments contain financial and other non-financial covenants which are specific to the properties which serve as collateral for that debt. Our existing non-recourse mortgage loans generally prohibit our subsidiaries that are borrowers thereunder from incurring additional indebtedness, subject to certain customary and limited exceptions. In addition, certain of these instruments limit the ability of the applicable borrower's parent entity from incurring mezzanine indebtedness unless certain conditions are satisfied, including compliance with maximum loan to value ratio and minimum debt service coverage ratio tests. Further, under certain of these existing agreements, if certain cash flow levels in respect of the applicable mortgaged property (as described in the applicable agreement) are not maintained for at least two consecutive quarters, the lender could accelerate the debt and enforce its right against its collateral. If the borrower fails to comply with these covenants, the lender could accelerate the debt and enforce its right against their collateral. At March 31, 2015, management believes the applicable borrowers under these non-recourse mortgage loans were in compliance with all covenants where non-compliance could individually, or giving effect to applicable cross-default provisions in the aggregate, have a material adverse effect on our financial condition, results of operations or cash flows.

Fair Value of Debt

The carrying values of our variable-rate loans approximate their fair values. We estimate the fair values of fixed-rate mortgages using cash flows discounted at current borrowing rates. The book value of our fixed-rate mortgages was $2.4 billion and $1.4 billion as of March 31, 2015 and December 31, 2014, respectively. The fair values of these financial instruments and the related discount rate assumptions as of March 31, 2015 and December 31, 2014 are summarized as follows:

	March 31, 2015	December 31, 2014
Fair value of fixed-rate mortgages	$2,501,423	$1,503,944
Weighted average discount rates assumed in calculation of fair value for fixed-rate mortgages	3.23%	3.36%

6.	Derivative Financial Instruments

Risk Management Objective of Using Derivatives

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and duration of its debt funding and through the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the payment of future uncertain cash amounts, the value of which are determined by interest rates. The Company's derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company's known or expected cash payments related to the Company's borrowings.

Cash Flow Hedges of Interest Rate Risk

The Company's objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives the Company primarily uses interest rate swaps or caps as part of its interest rate risk management strategy. Interest rate swaps involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The Company may also enter into forward starting swaps or treasury lock agreements to set the effective interest rate on a planned fixed-rate financing. In a forward starting swap or treasury lock agreement that the Company cash settles in anticipation of a fixed rate financing or refinancing, the Company will receive or pay an amount equal to the present value of future cash flow payments based on the difference between the contract rate and market rate on the settlement date.

Washington Prime Group Inc.
Condensed Notes to Unaudited Consolidated and Combined Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in other comprehensive income ("OCI") or other comprehensive loss (“OCL”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Net realized gains or losses resulting from derivatives that were settled in conjunction with planned fixed-rate financings or refinancings continue to be included in accumulated other comprehensive loss ("AOCL") during the term of the hedged debt transaction. Any ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company had no hedge ineffectiveness in earnings during the three months ended March 31, 2015 and 2014.

Amounts reported in AOCL relate to derivatives that will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt. Realized gains or losses on settled derivative instruments included in AOCL are recognized as an adjustment to income over the term of the hedged debt transaction. During the next twelve months, the Company estimates that an additional $62 will be reclassified as a decrease to interest expense.

During the three months ended March 31, 2015, the Company entered into two five-year forward starting swaps and two ten-year forward starting swaps. The two five-year swaps were terminated upon the private placement of the Bonds Payable during the quarter. As of March 31, 2015, the Company had two outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk with a notional value of $150,000.

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the consolidated balance sheet as of March 31, 2015:

	Liability Derivatives
	As of March 31, 2015
	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate products	Accounts payable, accrued expenses, intangibles and deferred revenues	$998

The derivative instruments were reported at their fair value of $998 in accounts payable, accrued expenses, intangibles, and deferred revenues at March 31, 2015 with a corresponding adjustment to OCL for the unrealized gains and losses (net of noncontrolling interest allocation). There were no outstanding derivatives as of December 31, 2014. Over time, the unrealized gains and losses held in AOCL will be reclassified to earnings. This reclassification will correlate with the recognition of the hedged interest payments in earnings.

During the three months ended March 31, 2015, the Company recognized OCI of $593 which will be amortized into expense over the term of the Bonds Payable and OCL of $1.0 million related to the two remaining ten-year swaps to adjust the carrying amount of the interest rate swaps to their fair values at March 31, 2015. There was no derivative activity during 2014.

The table below presents the effect of the Company's derivative financial instruments on the consolidated and combined statements of operations and comprehensive (loss) income for the three months ended March 31, 2015:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCL on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCL into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCL into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	March 31,		March 31,		March 31,
	2015		2015		2015
Interest rate products	$(407)	Interest expense	$(3)	Interest expense	$—

Washington Prime Group Inc.
Condensed Notes to Unaudited Consolidated and Combined Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

Non-designated Hedges

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks, but do not meet the strict hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of March 31, 2015, the Company has three interest rate derivatives with a combined notional amount of $227,500 that are not designated as cash flow hedges. These non-designated hedges consist of two interest rate caps and one interest rate swap that were assumed in the Merger. Changes in the fair value for derivatives not designated in hedging relationships were recorded as a net decrease to interest expense of $123 for the three months ended March 31, 2015.

Credit Risk-related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision that if the Company either defaults or is capable of being declared in default on any of its consolidated indebtedness, then the Company could also be declared in default on its derivative obligations.

The Company has agreements with its derivative counterparties that incorporate the loan covenant provisions of the Company's indebtedness with a lender affiliate of the derivative counterparty. Failure to comply with the loan covenant provisions would result in the Company being in default on any derivative instrument obligations covered by the agreement.

As of March 31, 2015, the fair value of derivatives in a net liability position, plus accrued interest but excluding any adjustment for nonperformance risk, related to these agreements was $1,079. As of March 31, 2015, the Company has not posted any collateral related to these agreements. The Company is not in default with any of these provisions. If the Company had breached any of these provisions at March 31, 2015, it would have been required to settle its obligations under the agreements at their termination value of $1,079.

Fair Value Considerations

Currently, the Company uses interest rate swaps and caps to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, foreign exchange rates, and implied volatilities. Based on these inputs the Company has determined that its interest rate swap and cap valuations are classified within Level 2 of the fair value hierarchy.

To comply with the provisions of Topic 820, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty's nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2015, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The Company values its derivative instruments on a recurring basis, net using significant other observable inputs (Level 2).

Washington Prime Group Inc.
Condensed Notes to Unaudited Consolidated and Combined Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

The table below presents the Company’s liabilities measured at fair value as of March 31, 2015 aggregated by the level in the fair value hierarchy within which those measurements fall:

	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2015
Liabilities:
Derivative instruments, net	$—	$998	$—	$998

7.	Equity

The Separation

Prior to the May 28, 2014 separation, the financial statements were carved-out from SPG's books and records; thus, pre-separation ownership was solely that of SPG and noncontrolling interests based on their respective ownership interest in SPG L.P. on the date of separation (see Note 1 - "Organization" and Note 2 - "Basis of Presentation and Principles of Consolidation and Combination" for more information). Upon becoming a separate company on May 28, 2014, WPG's ownership is now classified under the typical stockholders' equity classifications of common stock, capital in excess of par value and retained earnings. Related to the separation, 155,162,597 shares of WPG common stock and 31,575,487 units of WPG L.P.'s limited partnership interest were issued to shareholders of SPG and unit holders of SPG L.P., respectively.

The Merger

Related to the Merger completed on January 15, 2015, the Company issued 29,942,877 common shares, 4,700,000 shares of 8.125% Series G Cumulative Redeemable Preferred Stock (the "Series G Preferred Shares"), 4,000,000 shares of 7.5% Series H Cumulative Redeemable Preferred Stock, 3,800,000 shares of 6.875% Series I Cumulative Redeemable Preferred Stock, 1,621,695 common units of WPG L.P.’s limited partnership interest, and 130,592 WPG LP Series I‑1 Preferred Units. The preferred shares and units were issued as consideration for similarly-named preferred interests of Glimcher that were outstanding at the Merger date.
On April 15, 2015, the Company redeemed all of the 4,700,000 issued and outstanding Series G Preferred Shares. Since notification of redemption had been given to the shareholders prior to March 31, 2015, the Series G Preferred Shares are classified in the accompanying consolidated and combined balance sheets as a liability at the redemption price, which approximates the fair value at which these preferred interests were recorded upon issuance at the Merger date. The Series G Preferred Shares were redeemed at a redemption price of $25.00 per share, plus accumulated and unpaid distributions up to, but excluding, the redemption date, in an amount equal to $0.5868 per share, for a total payment of $25.5868 per share. This redemption amount includes the first quarter dividend of $0.5078 per share that was declared on February 24, 2015 to holders of record of such Series G Preferred Shares on March 31, 2015. Because the redemption of the Series G Preferred Shares was a redemption in full, trading of the Series G Preferred Shares on the NYSE ceased after the redemption date. The aggregate amount paid to effect the redemptions of the Series G Preferred Shares was approximately $120.3 million, which was funded with cash on hand.

Exchange Rights
Subject to the terms of the limited partnership agreement of WPG L.P., limited partners in WPG L.P. have the right to exchange all or any portion of their units for shares of common stock on a one‑for‑one basis or cash, as determined by the Company. Therefore, the common units are considered share equivalents and classified as noncontrolling interests within permanent equity. The amount of cash to be paid if the exchange right is exercised and the cash option is selected will be based on the trading price of our common stock at that time. At March 31, 2015, we had reserved 34,855,854 shares of common stock for possible issuance upon the exchange of units.

The holders of the Series I-1 Preferred Units have, at their option, the right to have their units purchased by the Company subject to the satisfaction of certain conditions. Therefore, the preferred units are classified as redeemable noncontrolling interests outside of permanent equity.

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

Long Term Incentive Awards

Time Vested LTIP Awards

During the three months ended March 31, 2015, the Company awarded 203,215 time-vested LTIP Units ("Inducement LTIP Units") to certain executive officers and employees of the Company under the Plan, pursuant to LTIP Unit Award Agreements between the Company and each of the grant recipients. These awards will vest and the related fair value will be expensed over a four-year vesting period.

Performance Based Awards

During the three months ended March 31, 2015, the Company authorized the award of LTIP units subject to certain performance conditions ("Performance LTIP Units") to certain executive officers and employees of the Company in the maximum total amount of 304,818 units, to be earned and related fair value expensed over the applicable performance periods.

Annual LTIP Unit Awards

On March 27, 2015, the Company approved the performance criteria and maximum dollar amount of the 2015 annual LTIP unit awards, ranging from 30%-300% of annual base salary, for certain executive officers and employees of the Company. Any 2015 annual LTIP unit awards earned will be granted in 2016 and vest one-third on each of January 1, 2017, 2018 and 2019.

WPG Restricted Share Awards

As part of the Merger, unvested restricted shares held by certain Glimcher executive employees, which had an original vesting period of five years, were converted into 1,039,785 WPG restricted shares (the “WPG Restricted Shares”). The WPG Restricted Shares will be amortized over the remaining life of the applicable vesting period, except for the portion of the awards applicable to pre-Merger service, which was included as equity consideration issued in the Merger.
LTIP/WPG Restricted Share Award Related Compensation Expense

The Company recorded compensation expense related to all LTIP and WPG Restricted Units of approximately $2.3 million for the three months ended March 31, 2015, which expense is included in general and administrative expense in the accompanying consolidated and combined statements of operations and comprehensive (loss) income.

Stock Options

As part of the Merger, outstanding stock options held by certain former Glimcher employees were converted into 1,125,014 WPG stock options. During the three months ended March 31, 2015, employees exercised 98,900 stock options and 146,621 stock options were canceled, forfeited or expired. As of March 31, 2015, there were 879,493 stock options outstanding.

Dividends

On January 22, 2015, the Company paid a cash dividend of $0.14 per common share/unit for the period from November 26, 2014 through January 14, 2015. On December 24, 2014, the Company’s Board of Directors had declared the dividend, which was contingent on the closing of the Merger, to shareholders and unitholders of record on January 14, 2015. The dividend represents the first quarter 2015 regular quarterly dividend prorated for the dividend period prior to the Merger.

Washington Prime Group Inc.
Condensed Notes to Unaudited Consolidated and Combined Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

On February 24, 2015, the Company’s Board of Directors declared the following cash dividends:

Security Type	Dividend per Share/Unit	For the Quarter Ended	Record Date	Payable Date
Common Shares/Units (1)	$0.1100	March 31, 2015	March 6, 2015	March 16, 2015
Series G Preferred Shares (2)	$0.5078	March 31, 2015	March 31, 2015	April 15, 2015
Series H Preferred Shares (2)	$0.4688	March 31, 2015	March 31, 2015	April 15, 2015
Series I Preferred Shares (2)	$0.4297	March 31, 2015	March 31, 2015	April 15, 2015
Series I‑1 Preferred Units (2)	$0.4563	March 31, 2015	March 31, 2015	April 15, 2015

(1)	Represents a prorated dividend for the period from January 15, 2015 through March 31, 2015, which is in addition to the $0.14 stub dividend paid on January 22, 2015.

(2)	Amounts total $5.8 million and are recorded as distributions payable in the accompanying consolidated balance sheets as of March 31, 2015.
8.    Commitments and Contingencies

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

Two shareholder lawsuits challenging the Merger‑related transactions have been filed in Maryland state court, respectively captioned Zucker v. Glimcher Realty Trust et al., 24‑C‑14‑005675 (Circ. Ct. Baltimore City), filed on October 2, 2014, and Motsch v. Glimcher Realty Trust et al., 24‑C‑14‑006011 (Circ. Ct. Baltimore City), filed on October 23, 2014. The actions were consolidated, and on November 12, 2014 plaintiffs filed a consolidated shareholder class action and derivative complaint, captioned In re Glimcher Realty Trust Shareholder Litigation, 24‑C‑14‑005675 (Circ. Ct. Baltimore City) (the “Consolidated Action”). The Consolidated Action names as defendants the trustees of Glimcher, and alleges these defendants breached fiduciary duties. Specifically, plaintiffs in the Consolidated Action allege that the trustees of Glimcher agreed to sell Glimcher for inadequate consideration and agreed to improper deal protection provisions that precluded other bidders from making successful offers. Plaintiffs further allege that the sales process was flawed and conflicted in several respects, including the allegation that the trustees failed to canvas the market for potential buyers, failed to secure a “go‑shop” provision in the merger agreement allowing Glimcher to seek alternative bids after signing the merger agreement, and were improperly influenced by WPG’s early suggestion that the surviving entity would remain headquartered in Ohio and would retain a significant portion of Glimcher management, including the retention of Michael Glimcher as CEO of the surviving entity and positions for Michael Glimcher and another trustee of Glimcher on the board of the surviving entity. Plaintiffs in the Consolidated Action additionally allege that the Preliminary Registration Statement filed with the SEC on October 28, 2014, failed to disclose material information concerning, among other things, (i) the process leading up to the consummation of the Merger Agreement; (ii) the financial analyses performed by Glimcher’s financial advisors; and (iii) certain financial projections prepared by Glimcher and WPG management allegedly relied on by Glimcher's financial advisors. The Consolidated Action also names as defendants Glimcher, WPG and certain of their affiliates, and alleges that these defendants aided and abetted the purported breaches of fiduciary duty. Plaintiffs seek, among other things, an order enjoining or rescinding the transaction, damages, and an award of attorney’s fees and costs.

On December 22, 2014, defendants, including the Company, in the Consolidated Action, by and through counsel, entered into a memorandum of understanding (the “MOU”) with plaintiffs in the Consolidated Action providing for the settlement of the Consolidated Action. Under the terms of the MOU, and to avoid the burden and expense of further litigation, the Company and Glimcher agreed to make certain supplemental disclosures related to the then-proposed Merger, all of which were set forth in a Current Report on Form 8‑K filed by Glimcher with the Securities and Exchange Commission (the “SEC”) on December 23, 2014. On January 12, 2015, at the Special Meeting of Glimcher shareholders, the shareholders voted to approve the transaction, and on January 15, 2015 the transaction closed.

The MOU contemplated that the parties would enter into a stipulation of settlement. The parties entered into such a stipulation on March 30, 2015. The stipulation of settlement is subject to customary conditions, including court approval following notice to Glimcher’s common shareholders. A hearing has been scheduled for July 17, 2015 at which the Circuit Court for Baltimore

Washington Prime Group Inc.
Condensed Notes to Unaudited Consolidated and Combined Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

City will consider the fairness, reasonableness, and adequacy of the settlement. If the settlement is approved by the court, it will resolve and release all claims by shareholders of Glimcher challenging any aspect of the Merger, the Merger agreement, and any disclosure made in connection therewith, including in the Definitive Proxy Statement/Prospectus on Schedule 14A filed with the SEC by Glimcher on December 2, 2014. Additionally, in connection with the settlement, the parties contemplate that plaintiffs’ counsel will file a petition in the Circuit Court for Baltimore City for an award of attorneys’ fees in an amount not to exceed $425 and reasonable, documented expenses in an amount not to exceed $20, to be paid by the Company. Accordingly, the Company has accrued $445 related to this matter, which expense is included in merger and transaction costs for the three months ended March 31, 2015 in the accompanying consolidated and combined statements of operations and comprehensive (loss) income. There can be no assurance that the Circuit Court for Baltimore City will approve the settlement. In the event that the settlement is not approved and the conditions are not satisfied, defendants will continue to vigorously defend against the allegations in the Consolidated Action.

Lease Commitments

In connection with the Merger, the Company has commitments under ground leases at both Malibu Lumber Yard ("Malibu") located in Malibu, California, and Pearlridge Center ("Pearlridge"), located in Aiea, Hawaii. The ground lease at Malibu will expire in 2047 and has three five-year extension options which are exercisable at the option of the Company. The ground lease at Malibu provides for scheduled rent increases every five years. The ground lease at Malibu may require additional payments which are calculated based on percentage rent. The ground lease payments in the below schedule do not reflect payments based on percentage rent. The ground lease at Pearlridge will expire in 2058 and has two ten-year extension options which are exercisable at the option of the Company. The ground lease at Pearlridge provides for scheduled rent increases every five years through the end of 2043, at which time minimum ground rent is adjusted to the higher of fair market value or the ground rent charged in the previous year.

Future minimum lease payments due under the Company's ground leases, including the Malibu and Pearlridge ground leases, for each of the next five years and thereafter, excluding applicable extension options, as of March 31, 2015 are as follows:

2015	$5,219
2016	7,303
2017	7,279
2018	7,306
2019	7,759
Thereafter	368,333
Total	$403,199

O’Connor Joint Venture Transaction

On February 25, 2015, the Company entered into a definitive agreement providing for a joint venture with O’Connor Capital Partners (“O’Connor”) with respect to the ownership and operation of five of the Company’s malls acquired in the Merger, which are valued at approximately $1.625 billion.

O’Connor will have a 49% ownership interest in the joint venture and the Company will retain a 51% ownership interest. The five malls in the joint venture will be: The Mall at Johnson City in Johnson City, Tennessee; Pearlridge Center in Aiea, Hawaii; Polaris Fashion Place® in Columbus, Ohio; Scottsdale Quarter® in Scottsdale, Arizona; and Town Center Plaza (which consists of Town Center Plaza and the adjacent Town Center Crossing) in Leawood, Kansas.

In exchange for its interest in the venture, O’Connor will pay 49% of the aggregate value of the properties, less the mortgages secured by such properties, at closing, plus costs spent to date on Phase III development at Scottsdale Quarter, subject to certain adjustments as set forth in the purchase agreement. The transaction is expected to generate net proceeds of approximately $430 million to the Company after taking into account the assumption of debt and estimated closing costs. The proceeds will be used to repay a portion of the Bridge Loan. The Company will retain management and leasing responsibilities of the properties. Subject to the satisfaction or waiver of certain closing conditions, the transaction is anticipated to close in the second quarter of 2015.

Concentration of Credit Risk

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

9.    Related Party Transactions

As described in Note 1 - "Organization" and Note 2 - "Basis of Presentation and Principles of Consolidation and Combination", the accompanying consolidated and combined financial statements include the operations of SPG Businesses as carved-out from the financial statements of SPG for the periods prior to the separation and the operations of the properties under the Company's ownership subsequent to the separation. Transactions between the properties have been eliminated in the consolidated and combined presentation.

For periods prior to the separation, a fee for certain centralized SPG costs for activities such as common costs for management and other services, national advertising and promotion programs, consulting, accounting, legal, marketing and management information systems has been charged to the properties in the combined financial statements. In addition, certain commercial general liability and property damage insurance is provided to the properties by an indirect subsidiary of SPG. In connection with the separation, WPG and SPG entered into property management agreements under which SPG manages WPG's mall properties. Additionally, WPG and SPG entered into a transition services agreement pursuant to which SPG provides to WPG, on an interim, transitional basis after the separation date, various services including administrative support for the strip centers, information technology, accounts payable and other financial functions, as well as engineering support, quality assurance support and other administrative services. Under the transition services agreement, SPG charges WPG, based upon SPG's allocation of certain shared costs such as insurance premiums, advertising and promotional programs, leasing and development fees. Amounts charged to expense for property management and common costs, services, and other as well as insurance premiums are included in property operating costs in the consolidated and combined statements of operations and comprehensive loss. Additionally, leasing and development fees charged by SPG are capitalized by the property.

Charges for properties which are consolidated and combined for each of the periods presented are as follows:

	For the Three Months Ended March 31,
	2015	2014
Property management and common costs, services and other	$6,929	$5,428
Insurance premiums	$2,269	$2,219
Advertising and promotional programs	$219	$233
Capitalized leasing and development fees	$1,631	$455

Washington Prime Group Inc.
Condensed Notes to Unaudited Consolidated and Combined Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

Charges for unconsolidated properties for each of the periods presented are as follows:

	For the Three Months Ended March 31,
	2015	2014
Property management costs, services and other	$222	$1,025
Insurance premiums	$3	$55
Advertising and promotional programs	$10	$13
Capitalized leasing and development fees	$2	$51

At March 31, 2015 and December 31, 2014, $5,297 and $4,715, respectively, were payable to SPG and its affiliates and are included in accounts payable, accrued expenses, intangibles, and deferred revenues in the accompanying consolidated balance sheets.

10.    (Loss) Earnings Per Share

We determine basic (loss) earnings per share based on the weighted average number of shares of common stock outstanding during the period and we consider any participating securities for purposes of applying the two-class method. We determine diluted earnings per share based on the weighted average number of shares of common stock outstanding combined with the incremental weighted average shares that would have been outstanding assuming all potentially dilutive securities were converted into common shares at the earliest date possible. As described in Note 1 - "Organization", the common shares and units outstanding at the separation date are reflected as outstanding for all periods prior to the separation. The following table sets forth the computation of our basic and diluted (loss) earnings per share:

	For the Three Months Ended March 31,
	2015	2014
(Loss) Earnings Per Share, Basic:
Net (loss) income to common stockholders - basic	$(12,270)	$34,392
Weighted average shares outstanding - basic	179,575,102	155,162,597
(Loss) earnings per common share, basic	$(0.07)	$0.22

(Loss) Earnings Per Share, Diluted:
Net (loss) income to common stockholders - basic	$(12,270)	$34,392
Net (loss) income attributable to common unit holders	(2,293)	7,110
Net (loss) income to common stockholders - diluted	$(14,563)	$41,502
Weighted average shares outstanding - basic	179,575,102	155,162,597
Weighted average operating partnership units outstanding	34,400,375	31,575,487
Weighted average shares outstanding - diluted	213,975,477	186,738,084
(Loss) earnings per common share, diluted	$(0.07)	$0.22

For the three months ended March 31, 2015, additionally potentially dilutive securities include unvested restricted shares, outstanding stock options, restricted stock units and performance based LTIP unit awards. For the three months ended March 31, 2015, diluted shares exclude the impact of any such additional securities because their effect would be anti-dilutive. There were no such securities outstanding during the three months ended March 31, 2014. We accrue dividends when they are declared.

Washington Prime Group Inc.
Condensed Notes to Unaudited Consolidated and Combined Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

11.    Subsequent Events

On April 15, 2015, the Company redeemed all of the 4,700,000 issued and outstanding Series G Preferred Shares (see Note 7 - "Equity").

On April 27, 2015, the Company received a commitment from bank lenders for a new $550 million term loan, subject to a number of customary conditions, including execution and delivery of definitive documentation. The term loan, under which the Company plans to borrow $500 million, will mature in March 2020, will bear interest of LIBOR plus 1.15% and is expected to close in the second quarter of 2015. The Company anticipates using the proceeds to repay the balance on the Bridge Loan remaining after the application of the proceeds from the anticipated joint venture described in Note 8 - "Commitments and Contingencies."

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated and combined financial statements and notes thereto included in this report.

Overview - Basis of Presentation

Washington Prime Group Inc. (“WPG” or the “Company”) is an Indiana corporation that operates as a self‑administered and self‑managed real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended. REITs will generally not be liable for federal corporate income taxes as long as they continue to distribute not less than 100% of their taxable income and satisfy certain other requirements. Washington Prime Group, L.P. (“WPG L.P.”) is our majority‑owned partnership subsidiary that owns, through its affiliates, all of our real estate properties and other assets. WPG owns, develops and manages retail real estate properties. As of March 31, 2015, our assets consisted of interests in 121 shopping centers in the United States, consisting of strip centers and malls.
WPG was created to hold the strip center business and smaller enclosed malls of Simon Property Group, Inc. (“SPG”) and its subsidiaries. On May 28, 2014, WPG separated from SPG through the distribution of 100% of the outstanding shares of WPG to the SPG shareholders in a tax‑free distribution. Prior to the separation, WPG was a wholly owned subsidiary of SPG. Prior to or concurrent with the separation, SPG engaged in certain formation transactions that were designed to consolidate the ownership of its interests in 98 properties (“SPG Businesses”) and distribute such interests to WPG and its operating partnership, WPG L.P. Pursuant to the separation agreement, SPG distributed 100% of the common shares of WPG on a pro rata basis to SPG’s shareholders as of the May 16, 2014 record date.
Unless the context otherwise requires, references to “we”, “us” and “our” refer to WPG, WPG L.P. and entities in which WPG (or an affiliate) has a material ownership or financial interest, on a consolidated basis, after giving effect to the transfer of assets and liabilities from SPG as well as to the SPG Businesses prior to the date of the completion of the separation. Before the completion of the separation, SPG Businesses were operated as subsidiaries of SPG, which operates as a REIT.
At the time of the separation and distribution, WPG owned a percentage of the outstanding units of partnership interest, or units, of WPG L.P. that is approximately equal to the percentage of outstanding units of partnership interest that SPG owned of Simon Property Group, L.P. (“SPG L.P.”), with the remaining units of WPG L.P. being owned by the limited partners who were also limited partners of SPG L.P. as of the May 16, 2014 record date. The units in WPG L.P. are convertible by their holders for WPG common shares on a one‑for‑one basis, or, at WPG’s option, into cash.
Before the separation, we had not conducted any business as a separate company and had no material assets or liabilities. The operations of the business transferred to us by SPG on the separation date are presented as if the transferred business was our business for all historical periods described and at the carrying value of such assets and liabilities reflected in SPG’s books and records. Additionally, the financial statements reflect the common shares and units outstanding at the separation date as outstanding for all periods prior to the separation.
The consolidated and combined financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The consolidated balance sheet as of March 31, 2015 includes the accounts of the Company and WPG L.P., as well as their wholly owned subsidiaries. The consolidated and combined statements of operations include the consolidated accounts of the Company and the combined accounts of SPG Businesses. Accordingly, the results presented for the periods ended March 31, 2014 reflect the aggregate operations and changes in cash flows on a carve-out basis of the SPG Businesses. The financial statements for the periods prior to the separation are prepared on a carve-out basis from the consolidated financial statements of SPG using the historical results of operations and bases of the assets and liabilities of the transferred businesses and including allocations from SPG. All intercompany transactions have been eliminated in consolidation and combination. In the opinion of management, the consolidated and combined financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods presented. The Company believes that the disclosures made are adequate to prevent the information presented from being misleading.

The combined financial statements prior to the separation include the allocation of certain assets and liabilities that have historically been held at the SPG corporate level but which are specifically identifiable or allocable to SPG Businesses. Cash and cash equivalents, short-term investments and restricted funds held by SPG were not allocated to SPG Businesses unless the cash or investments were held by an entity that was transferred to WPG. Long-term unsecured debt and short-term borrowings were not allocated to SPG Businesses as none of the debt recorded by SPG is directly attributable to or guaranteed by SPG Businesses. All intercompany transactions and accounts have been eliminated. The total net effect of the settlement of these intercompany transactions is reflected in the consolidated and combined statements of cash flow as a financing activity and in the consolidated and combined balance sheets as SPG equity in SPG Businesses for periods prior to the separation.
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
At the time of the separation, our assets consisted of interests in 98 shopping centers. In addition to the above properties, the combined historical financial statements include an interest in one shopping center held within a joint venture portfolio of properties which was sold on February 28, 2014.

Merger with Glimcher Realty Trust

On January 15, 2015, the Company acquired Glimcher Realty Trust (“Glimcher”), pursuant to a definitive agreement and plan of merger with Glimcher and certain affiliated parties of each dated September 16, 2014 (the “Merger Agreement”), in a stock and cash transaction valued at approximately $4.2 billion, including the assumption of debt (the “Merger”). In the Merger, Glimcher common shareholders received, for each Glimcher common share, $14.02 consisting of $10.40 in cash and 0.1989 of a share of the Company’s common stock valued at $3.62 per Glimcher common share, based on the closing price of the Company’s common stock on the Merger closing date. Approximately 29.9 million shares of WPG common stock were issued to Glimcher shareholders in the Merger as noted below. Additionally included in consideration were operating partnership units and preferred stock as noted below. In connection with the closing of the Merger, an indirect subsidiary of WPG was merged into Glimcher’s operating partnership. In the Merger, we acquired 23 shopping centers comprised of approximately 15.8 million square feet of gross leasable area and assumed additional mortgages on 16 properties with a fair value of approximately $1.4 billion. The combined company, to be renamed WP Glimcher Inc. (pending shareholder approval), is comprised of approximately 68 million square feet of gross leasable area (compared to approximately 53 million square feet for the Company as of December 31, 2014) and has a combined portfolio of 121 properties as of March 31, 2015.
In the Merger, the preferred stock of Glimcher was converted into preferred stock of WPG and each outstanding unit of Glimcher’s operating partnership was converted into 0.7431 of a unit of WPG LP. Further, each outstanding stock option in respect of Glimcher common stock was converted into a WPG option, and certain other Glimcher equity awards were assumed by WPG and converted into equity awards in respect of WPG common shares.
Concurrent with the closing of the Merger, Glimcher completed a transaction with SPG under which affiliates of SPG acquired Jersey Gardens in Elizabeth, New Jersey, and University Park Village in Fort Worth, Texas, properties previously owned by affiliates of Glimcher, for an aggregate purchase price of $1.09 billion, including SPG’s assumption of approximately $405.0 million of associated mortgage indebtedness (the “Property Sale”).

The cash portion of the Merger consideration was funded by the Property Sale and draws under the Bridge Loan (see "Financing and Debt" below). During the three months ended March 31, 2015, the Company incurred $20.8 million of costs in connection with the closing of the Merger, which are included in merger and transaction costs in the consolidated and combined statements of operations and comprehensive (loss) income.
See Part II, Item 1, “Legal Proceedings” for a discussion of Merger‑related litigation.
Business Opportunities

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

We consider FFO, net operating income, or NOI, and comparable NOI (NOI for properties owned and operating in both periods under comparison) to be key measures of operating performance that are not specifically defined by GAAP. We use these measures internally to evaluate the operating performance of our portfolio and provide a basis for comparison with other real estate companies. Reconciliations of these measures to the most comparable GAAP measure are included elsewhere in this report.

Portfolio Data

The portfolio data discussed in this overview includes key operating statistics for the Company (including the properties acquired in the Merger for both periods) including ending occupancy, average base minimum rent per square foot and comparable NOI. These reporting metrics exclude the impact of seven non-core properties.

Core business fundamentals in the overall portfolio during the first three months of 2015 were generally stable compared to the first three months of 2014. Ending occupancy for the shopping centers was 91.9% as of March 31, 2015, as compared to 92.3% as of March 31, 2014. Average base minimum rent per square foot improved across the portfolio as the shopping centers saw an increase of 1.5%. Comparable NOI increased 0.9% for the portfolio.

The following table sets forth key operating statistics for the combined portfolio of properties or interests in properties:

	March 31, 2015	March 31, 2014	% Change (3)
Ending occupancy (1)	91.9%	92.3%	(0.4)%
Average base minimum rent per square foot (2)	$21.11	$20.79	1.5%

(1)
Ending occupancy is the percentage of gross leasable area, or GLA, which is leased as of the last day of the reporting period. We include all company owned space except for mall anchors, mall majors, mall freestanding and mall outlots in the calculation of ending occupancy. Strip center GLA included in the calculation relates to all company owned space.

(2)	Average base minimum rent per square foot is the average base minimum rent charge in effect for the reporting period for all tenants that would qualify to be included in ending occupancy.

(3)	Percentages may not recalculate due to rounding. Percentage changes are representative of the change from the comparable prior period.

Current Leasing Activities

During the three months ended March 31, 2015 we signed 55 new leases and 128 renewal leases with a fixed minimum rent (excluding mall anchors and majors, new development, redevelopment, expansion, downsizing, and relocation) across the portfolio, comprising approximately 611,000 square feet. The average annual initial base minimum rent for new leases was $22.41 psf and for renewed leases was $26.11 psf.

Results of Operations

Activities Affecting Results

The following acquisitions and dispositions affected our results in the comparative periods:

•
On January 15, 2015, we acquired 23 properties in the Merger. Total revenues and net loss (excluding transaction costs and costs of corporate borrowing) from these properties from the date of the Merger of $68.8 million and $10.3 million, respectively, are included in the consolidated and combined statements of operations and comprehensive (loss) income for the three months ended March 31, 2015. The primary driver of the net loss is depreciation and amortization on the newly acquired assets recorded at fair value. Thus, the operating results of the properties are contributing positive FFO for the Company.

•	On January 13, 2015, we acquired Canyon View Marketplace, a 43,000 square foot shopping center located in Grand Junction, Colorado.

•
On December 1, 2014, we acquired our partner’s 50 percent interest in Whitehall Mall, a 613,000 square foot shopping center located in Whitehall, Pennsylvania. The property was previously accounted for under the equity method, but is now consolidated as it is wholly owned post‑acquisition.

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

For the purposes of the following comparisons, the above transactions (excluding the Merger transaction) are referred to as the "Property Transactions." In the following discussions of our results of operations, "comparable" refers to properties we owned and operated throughout both of the periods under comparison.

Three Months Ended March 31, 2015 vs. Three Months Ended March 31, 2014

Minimum rents increased $56.1 million, of which the Merger properties accounted for $47.8 million and the Property Transactions accounted for $9.0 million. Comparable rents decreased $0.7 million, or 0.7%, primarily attributable to a slight decrease in base minimum rents. Overage rents increased $1.2 million, primarily attributable to the Merger properties. Tenant reimbursements increased $22.1 million due to a $19.1 million increase attributable to the Merger properties and a $3.0 million increase attributable to the Property Transactions. Other income increased $0.5 million due to $0.9 million attributable to the Merger, partially offset by a net $0.4 million decrease in miscellaneous income.

Total operating expenses increased $106.9 million, of which $9.7 million was attributable to general and administrative expenses associated with WPG operating as a separate, publicly-traded company and $20.8 million was attributable to transaction costs associated with the Merger. Of the remaining $76.4 million increase, $65.3 million was attributable to the Merger properties and $10.3 million was attributable to the Property Transactions, with a net $0.8 million increase attributable to the comparable properties primarily due to increased depreciation and amortization on new asset additions.

Interest expense increased $23.2 million, of which $7.5 million was attributable to net borrowings on the Bridge Loan and Bonds Payable to finance the Merger transaction and $7.6 million was attributable to the additional property mortgages assumed in the Merger. Of the remaining $8.1 million increase, $4.4 million was attributable to mortgages placed on seven previously unencumbered properties during 2014, $4.3 million was attributable to borrowings on the revolving credit facility and term loan and $1.4 million was attributable to the property transactions. These increases are partially offset by a $1.8 million decrease attributable to the repayment and refinancing of certain mortgages in 2014 and a $0.2 million decrease primarily attributable to lower interest on the amortizing loan balances of the comparable properties.

Net (loss) income attributable to noncontrolling interests primarily relates to the allocation of (loss) income to third parties based on their respective weighted average ownership interest in WPG L.P., which percentage decreased slightly due to the capital transactions related to the Merger.

Preferred share dividends relate to the 8.125% Series G Cumulative Redeemable Preferred Stock (the "Series G Preferred Shares"), the 7.5% Series H Cumulative Redeemable Preferred Stock (the "Series H Preferred Shares") and the 6.875% Series I Cumulative Redeemable Preferred Stock (the "Series I Preferred Shares") issued in connection with the Merger. Preferred dividends totaling $5.0 million increased net loss to common shareholders during the quarter ended March 31, 2015. These preferred dividends are included in distributions payable in the consolidated balance sheets as of March 31, 2015. See “Equity Activity - Dividends” below. The Series G Preferred Shares were redeemed in full on April 15, 2015.

Liquidity and Capital Resources

Our primary uses of cash include payment of operating expenses, working capital, debt repayment, including principal and interest, reinvestment in properties, development and redevelopment of properties, tenant allowance and dividends. Our primary sources of cash are operating cash flow and borrowings under our debt arrangements including our senior unsecured revolving credit facility, or Revolver, and a senior unsecured term loan, or Term Loan (collectively referred to as the "Facility"), as further discussed below. As a result of the Merger, our indebtedness has increased significantly, including $1.19 billion in new borrowings under the Bridge Loan, which balance was subsequently partially repaid with $248.4 million net proceeds from the Bonds Payable, as further discussed below.

Because we own primarily long-lived income-producing assets, our financing strategy relies on long-term fixed rate mortgage debt as well as floating rate debt. At March 31, 2015, floating rate debt comprised 42.9% of our total consolidated debt. We will continue to monitor our borrowing mix to limit market risk. We derive most of our liquidity from leases that generate positive net cash flow from operations, the total of which was $51.8 million during the three months ended March 31, 2015.

Our balance of cash and cash equivalents increased $146.8 million during 2015 to $255.6 million as of March 31, 2015. The increase was primarily due to operating cash flow from the properties and balances acquired in the Merger. See "Cash Flows" below for more information. On April 15, 2015, the Company redeemed the Series G Preferred Shares for the aggregate amount of approximately $120.3 million, which was funded with cash on hand.

On March 31, 2015, we had an aggregate available borrowing capacity of $483.1 million under the Facility, net of outstanding borrowings of $413.8 million and $3.1 million reserved for outstanding letters of credit. The weighted average interest rate on the Facility was 1.3% for the three months ended March 31, 2015.

Following completion of the Merger our indebtedness has increased significantly. The consolidated indebtedness of our business was approximately $4.9 billion as of March 31, 2015, or an increase of approximately $2.5 billion from December 31, 2014. This could have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions and increasing our interest expense. Our increased indebtedness following the Merger is described in greater detail under “Financing and Debt” below. The additional indebtedness includes additional mortgages of approximately $1.4 billion, as well as unsecured borrowings of $1.19 billion under the Bridge Loan, a portion of which balance was subsequently repaid with net proceeds from the Bonds Payable. As of March 31, 2015, the Bridge Loan has a remaining outstanding balance of $941.6 million, and it matures on January 14, 2016.

In addition, we have and will continue to incur various costs and expenses associated with the financing for the Merger. The amount of cash flows required to pay interest on our increased indebtedness levels following completion of the Merger are greater than the amount of cash flows required to service our indebtedness prior to the Merger.
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
On February 25, 2015, we announced that we, through certain of our affiliates, O’Connor Mall Partners, L.P., a Delaware limited partnership (“OC”), and Fidelity National Title Insurance Company, as escrow agent, entered into a purchase, sale and escrow agreement (the “Agreement”), providing for our sale to OC of a 49% partnership interest in a newly formed limited partnership (the “JV”), with the remaining 51% partnership interest held by us. The JV will own all of the membership interests in certain newly formed limited liability companies, which intend to qualify as real estate investment trusts (“REITs”) (the “WPG‑OC REITs”), which will own five of our mall properties, each of which was owned by affiliates of Glimcher prior to the Merger. Pursuant to the Agreement, which is described more fully in our Form 8‑K filed February 26, 2015, at the closing of the transaction, OC will acquire the 49% interest in the JV for an aggregate purchase price, subject to certain post‑closing adjustments, equal to 49% of an amount equal to $1.625 billion, less any principal amount of new or existing debt related to the properties, plus certain costs spent with respect to the land and development of one of the properties. The transaction is subject to certain closing conditions. The Agreement contains representations and warranties by each party that are subject, in some cases, to specified exceptions and qualifications contained in the Agreement. Each party has agreed, following the closing, to indemnify the other party for losses arising from certain breaches of the Agreement and for certain other liabilities, subject to certain limitations as set forth in the Agreement. Simultaneous with the closing of the transaction, WPG and OC have agreed to enter into a limited partnership agreement with respect to the JV, which will provide for the management and governance of the JV. The Agreement contains termination provisions in favor of both parties, including a right to terminate the Agreement if the closing of the transaction has not occurred on or before September 1, 2015. We expect the transaction to close in the second quarter of 2015, subject to the satisfaction or waiver of the closing conditions. Prior to closing on the JV, we expect to refinance Pearlridge Center’s existing $171 million mortgage that matures in 2015 with a new $225 million loan. The new nonrecourse, interest-only loan on Pearlridge Center is expected to have a 10-year term and a fixed interest rate of approximately 3.50%. We expect to also refinance existing debt totaling $193 million on Scottsdale Quarter that matures in 2015 with a new $165 million loan. The new nonrecourse, interest-only loan on Scottsdale Quarter is expected to also have a 10-year term and a fixed interest rate of approximately 3.50%. The JV and refinancing transactions are expected to generate net proceeds of approximately $430 million to us at closing after taking into account the mortgage debt transferred to the JV and estimated closing costs. We expect to use the proceeds to repay a portion of the Bridge Loan.
Outlook. Our business model and status as a REIT requires us to regularly access the debt markets to raise funds for acquisition, development and redevelopment activity, and to refinance maturing debt. We may also, from time to time, access the equity capital markets to accomplish our business objectives. We believe we have sufficient cash on hand, availability under the Facility and cash flow from operations to address our debt maturities, dividends and capital needs through 2015. The Bridge Loan matures on January 14, 2016, and we anticipate using the estimated $430 million in proceeds that may be raised from the JV to repay a portion of the outstanding Bridge Loan balance. The Company anticipates repaying the remaining balance on the Bridge Loan through a term loan with an expected initial balance of $500 million. We have a commitment from bank lenders for the new term loan, subject to a number of customary conditions, including execution and delivery of definitive documentation. The term loan will mature March 2020, will bear interest of LIBOR plus 1.15% and is expected to close in the second quarter of 2015.

The successful execution of our business strategy will require the availability of substantial amounts of operating and development capital both initially and over time. Sources of such capital could include additional bank borrowings, public and private offerings of debt or equity, including rights offerings, sale of certain assets and joint ventures. The major credit rating agencies initially assigned us an investment grade credit rating of BBB or Baa2. However, as a result of the announcement of the Merger and related financings, the Company was informed by S&P and Moody's that it has been placed on negative outlook and Fitch has downgraded the Company to a BBB- rating. There can be no assurance that the Company will achieve a particular rating or maintain a particular rating in the future.

Cash Flows

Our net cash flow from operating activities totaled $51.8 million during the first three months of 2015. During this period we also:

•	funded the acquisitions of interests in properties, including the Merger properties, for the net amount of $956.6 million,

•
funded capital expenditures of $34.9 million (includes development costs of $0.8 million, renovation and expansion costs of $24.7 million, and tenant costs and other operational capital expenditures of $9.4 million),

•	received net proceeds from restricted cash reserves held for future capital expenditures of $1.5 million,

•	received net proceeds from our debt financing, refinancing and repayment activities of $1.1 billion,

•	received net proceeds from issuance of common shares, including common stock plans, of $0.8 million, and

•	funded distributions to common shareholders and unitholders of $52.8 million.

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

Financing and Debt

Mortgage Debt

Total mortgage indebtedness at March 31, 2015 and December 31, 2014 was as follows (in thousands):

	March 31, 2015	December 31, 2014
Face amount of mortgage loans	$2,708,977	$1,431,516
Fair value adjustments, net	48,439	3,598
Carrying value of mortgage loans	$2,757,416	$1,435,114

A roll forward of mortgage indebtedness from December 31, 2014 to March 31, 2015 is summarized as follows (in thousands):

Balance, December 31, 2014	$1,435,114
Debt assumptions at fair value	1,364,503
Repayment of debt	(32,700)
Debt amortization payments	(5,066)
Amortization of loan premiums	(4,435)
Balance, March 31, 2015	$2,757,416
On January 13, 2015, resulting from our acquisition of Canyon View Marketplace (see "Acquisitions and Dispositions" below), we assumed an additional mortgage with a fair value of $6.4 million.
On January 15, 2015, resulting from the Merger, we assumed additional mortgages with a fair value of approximately $1.4 billion on 14 properties.
On March 27, 2015, the Company repaid the $18.8 million mortgage on West Town Corners and the $13.9 million mortgage on Gaitway Plaza with cash on hand.
Unsecured Debt

The Facility

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
At March 31, 2015, borrowings under the Facility consisted of $413.8 million outstanding under the Revolver and $500.0 million outstanding under the Term Loan. On March 31, 2015, we had an aggregate available borrowing capacity of $483.1 million under the Facility, net of $3.1 million reserved for outstanding letters of credit. At March 31, 2015, the applicable interest rate on the Revolver was one-month LIBOR plus 1.05%, or 1.23%, and the applicable interest rate on the Term Loan was one-month LIBOR plus 1.15%, or 1.33%.
Bridge Loan
On September 16, 2014, in connection with the execution of the Merger Agreement, WPG entered into a debt commitment letter, which was amended and restated on September 23, 2014 pursuant to which the initial commitment parties agreed to provide up to $1.25 billion in a senior unsecured bridge loan facility (the “Bridge Loan”). On October 6, 2014, certain financial institutions became parties to the debt commitment letter by way of a joinder agreement and were assigned a portion of the initial commitment parties’ commitments thereunder.
On January 15, 2015, the Company borrowed $1.19 billion under the Bridge Loan at Merger closing. On March 24, 2015, the Company repaid $248.4 million of the outstanding borrowings using proceeds from the issuance of the Bonds Payable (see below). As of March 31, 2015, the outstanding balance under the Bridge Loan was $941.6 million and the applicable interest rate was three-month LIBOR plus 1.15%, or 1.43%.

The Bridge Loan matures on January 14, 2016, the date that is 364 days following the closing date of the Merger. The interest rate payable on amounts outstanding under the Bridge Loan is equal to three‑month LIBOR plus an applicable margin based on WPG’s credit rating, and such interest rate increases on the 180th and 270th days following the consummation of the Merger. In addition, an increasing duration fee will be payable on the 180th and 270th days following the consummation of the Merger on the outstanding principal amount, if any, under the Bridge Loan. The Bridge Loan will not amortize and any amounts outstanding will be repaid in full on the maturity date. The Bridge Loan contains events of default, representations and warranties and covenants that are substantially identical to those contained in WPG’s existing credit agreement (subject to certain exceptions set forth in the debt commitment letter).
The Company incurred $10.4 million of Bridge Loan commitment, structuring and funding fees (including $3.8 million incurred during 2014), which are included in deferred costs and other assets as of March 31, 2015 in the consolidated balance sheets. Accordingly, the Company is recording $10.4 million of related loan cost amortization in 2015. Upon the partial repayment of the Bridge Loan, the Company accelerated amortization on the pro-rata portion of the deferred loan costs in the amount of $1.8 million, resulting in total amortization of $4.1 million included in interest expense in the consolidated and combined statements of operations and comprehensive (loss) income for the three months ended March 31, 2015.
Bonds Payable
On March 24, 2015, WPG L.P. closed on the private placement of $250 million of 3.850% senior unsecured notes (the "Bonds Payable") at a 0.028% discount due April 1, 2020. WPG L.P. received net proceeds from the offering of $248.4 million, which it used to repay a portion of outstanding borrowings under the Bridge Loan. The Bonds Payable contain certain customary covenants and events of default which, if any such event of default occurs, would permit or require the principal, premium, if any, and accrued and unpaid interest on all of the then-outstanding Bonds Payable to be declared immediately due and payable (subject in certain cases to customary grace and cure periods).
Covenants
Our unsecured debt agreements contain financial and other covenants. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender including adjustments to the applicable interest rate. As of March 31, 2015, management believes the Company is in compliance with all covenants of its unsecured debt.
At March 31, 2015, certain of our consolidated subsidiaries were the borrowers under 42 non-recourse mortgage loans secured by mortgages encumbering 46 properties, including five separate pools of cross-defaulted and cross-collateralized mortgages encumbering a total of 12 properties. The total balance of mortgages was approximately $2.8 billion as of March 31, 2015. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt instruments contain financial and other non-financial covenants which are specific to the properties which serve as collateral for that debt. Our existing non-recourse mortgage loans generally prohibit our subsidiaries that are borrowers thereunder from incurring additional indebtedness, subject to certain customary and limited exceptions. In addition, certain of these instruments limit the ability of the applicable borrower's parent entity from incurring mezzanine indebtedness unless certain conditions are satisfied, including compliance with maximum loan to value ratio and minimum debt service coverage ratio tests. Further, under certain of these existing agreements, if certain cash flow levels in respect of the applicable mortgaged property (as described in the applicable agreement) are not maintained for at least two consecutive quarters, the lender could accelerate the debt and enforce its right against its collateral. If the borrower fails to comply with these covenants, the lender could accelerate the debt and enforce its right against their collateral. At March 31, 2015, management believes the applicable borrowers under these non-recourse mortgage loans were in compliance with all covenants where non-compliance could individually, or giving effect to applicable cross-default provisions in the aggregate, have a material adverse effect on our financial condition, results of operations or cash flows.

Summary of Financing

Our consolidated debt and the effective weighted average interest rates as of March 31, 2015 and December 31, 2014, consisted of the following (dollars in thousands):

	March 31, 2015	Weighted Average Interest Rate	December 31, 2014	Weighted Average Interest Rate
Fixed-rate debt, face amount	$2,727,877	4.89%	$1,431,516	5.23%
Variable-rate debt, face amount	2,086,420	1.53%	913,750	1.27%
Total face amount of debt	4,814,297	3.43%	2,345,266	3.69%
Bond discount	(70)		—
Fair value adjustments, net	48,439		3,598
Total carrying value of debt	$4,862,666		$2,348,864

Contractual Obligations

The following table summarizes the material aspects of the Company's future obligations as of March 31, 2015, for the remainder of 2015, and subsequent years thereafter assuming the obligations remain outstanding through initial maturities (in thousands):

	2015	2016 - 2017	2018 - 2019	Thereafter	Total
Long term debt (1)	$694,816	$1,984,899	$602,558	$1,532,024	$4,814,297
Interest payments (2)	119,844	199,829	155,583	192,003	667,259
Dividends (3)	13,460	27,164	3,028	—	43,652
Preferred share redemptions (4)	117,500	—	—	—	117,500
Ground rent (5)	5,219	14,582	15,065	368,333	403,199
Purchase/tenant obligations (6)	106,468	—	—	—	106,468
Total	$1,057,307	$2,226,474	$776,234	$2,092,360	$6,152,375

(1)	Represents principal maturities only and therefore excludes net fair value adjustments of $48,439 and bond discount of $70.

(2)	Variable rate interest payments are estimated based on the LIBOR rate at March 31, 2015.

(3)
Includes dividends on the Series G Preferred Shares through the April 15, 2015 redemption date. Since there is no required redemption, dividends on the Series H Preferred Shares and Series I Preferred Shares may be paid in perpetuity; for purposes of this table, such dividends were included through the optional redemption dates of August 10, 2017 and March 27, 2018, respectively.

(4)	Consists of the Series G Preferred Shares which were redeemed in their entirety on April 15, 2015.

(5)	Represents minimum future lease payments due through the end of the initial lease term.

(6)	Includes amounts due under executed leases and commitments to vendors for development and other matters.

Off-Balance Sheet Arrangements

Off-balance sheet arrangements consist primarily of investments in joint ventures which are common in the real estate industry. Joint ventures typically fund their cash needs through secured debt financings obtained by and in the name of the joint venture entity. The joint venture debt is secured by a first mortgage, is without recourse to the joint venture partners, and does not represent a liability of the partners, except to the extent the partners or their affiliates expressly guarantee the joint venture debt. As of March 31, 2015, there were no guarantees of joint venture related mortgage indebtedness. WPG may elect to fund cash needs of a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans, although such fundings are not required contractually or otherwise.

Equity Activity

The Separation

Prior to the May 28, 2014 separation, the financial statements were carved-out from SPG's books and records; thus, pre-separation ownership was solely that of SPG and noncontrolling interests based on their respective ownership interests in SPG L.P. on the date of separation (see "Overview-Basis of Presentation" for more information). Upon becoming a separate company on May 28, 2014, WPG's ownership is now classified under the typical stockholders' equity classifications of common stock, capital in excess of par value and retained earnings. Related to the separation, 155,162,597 shares of WPG common stock and 31,575,487 units of WPG L.P.'s limited partnership interest were issued to shareholders of SPG and unit holders of SPG L.P., respectively.

The Merger

Related to the Merger completed on January 15, 2015, the Company issued 29,942,877 common shares, 4,700,000 Series G Preferred Shares, 4,000,000 Series H Preferred Shares, 3,800,000 Series I Preferred Shares, 1,621,695 common units of WPG L.P.’s limited partnership interest, and 130,592 WPG LP Series I‑1 Preferred Units. The preferred shares and units were issued as consideration for similarly-named preferred interests of Glimcher that were outstanding at the Merger date.
On April 15, 2015, the Company redeemed all of the 4,700,000 issued and outstanding Series G Preferred Shares. Since notification of redemption had been given to the shareholders prior to March 31, 2015, the Series G Preferred Shares are classified in the consolidated and combined balance sheets as a liability at the redemption price. The Series G Preferred Shares were redeemed at a redemption price of $25.00 per share, plus accumulated and unpaid distributions up to, but excluding, the redemption date, in an amount equal to $0.5868 per share, for a total payment of $25.5868 per share. This redemption amount includes the first quarter dividend of $0.5078 per share that was declared on February 24, 2015 to holders of record of such Series G Preferred Shares on March 31, 2015. Because the redemption of the Series G Preferred Shares was a redemption in full, trading of the Series G Preferred Shares on the NYSE ceased after the redemption date. The aggregate amount paid to effect the redemptions of the Series G Preferred Shares was approximately $120.3 million, which was funded with cash on hand.

Exchange Rights
Subject to the terms of the limited partnership agreement of WPG L.P., limited partners in WPG L.P. have the right to exchange all or any portion of their units for shares of common stock on a one‑for‑one basis or cash, as determined by the Company. Therefore, the common units are considered share equivalents and classified as noncontrolling interests within permanent equity. The amount of cash to be paid if the exchange right is exercised and the cash option is selected will be based on the trading price of our common stock at that time. At March 31, 2015, we had reserved 34,855,854 shares of common stock for possible issuance upon the exchange of units.
The holders of the Series I-1 Preferred Units have, at their option, the right to have their units purchased by the Company subject to the satisfaction of certain conditions. Therefore, the preferred units are classified as redeemable noncontrolling interests outside of permanent equity.

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

Long Term Incentive Awards

Time Vested LTIP Awards

During the three months ended March 31, 2015, the Company awarded 203,215 time-vested LTIP Units ("Inducement LTIP Units") to certain executive officers and employees of the Company under the Plan, pursuant to LTIP Unit Award Agreements between the Company and each of the grant recipients. These awards will vest and the related fair value will be expensed over a four-year vesting period.

Performance Based Awards

During the three months ended March 31, 2015, the Company authorized the award of LTIP units subject to certain performance conditions ("Performance LTIP Units") to certain executive officers and employees of the Company in the maximum total amount of 304,818 units, to be earned and related fair value expensed over the applicable performance periods.

Annual LTIP Unit Awards

On March 27, 2015, the Company approved the performance criteria and maximum dollar amount of the 2015 annual LTIP unit awards, ranging from 30%-300% of annual base salary, for certain executive officers and employees of the Company. Any 2015 annual LTIP unit awards earned will be granted in 2016 and vest one-third on each of January 1, 2017, 2018 and 2019.

WPG Restricted Share Awards

As part of the Merger, unvested restricted shares held by certain Glimcher executive employees, which had an original vesting period of five years, were converted into 1,039,785 WPG restricted shares (the “WPG Restricted Shares”). The WPG Restricted Shares will be amortized over the remaining life of the applicable vesting period, except for the portion of the awards applicable to pre-Merger service, which was included as equity consideration issued in the Merger.
LTIP/WPG Restricted Share Award Related Compensation Expense

We recorded compensation expense related to all LTIP and WPG Restricted Units of approximately $2.3 million for the three months ended March 31, 2015, which expense is included in general and administrative expense in the consolidated and combined statements of operations and comprehensive (loss) income.

Stock Options

As part of the Merger, outstanding stock options held by certain former Glimcher employees were converted into 1,125,014 WPG stock options. During the three months ended March 31, 2015, employees exercised 98,900 stock options and 146,621 stock options were canceled, forfeited or expired. As of March 31, 2015, there were 879,493 stock options outstanding.

Dividends

On January 22, 2015, the Company paid a cash dividend of $0.14 per common share/unit for the period from November 26, 2014 through January 14, 2015. On December 24, 2014, the Company’s Board of Directors had declared the dividend, which was contingent on the closing of the Merger, to shareholders and unitholders of record on January 14, 2015. The dividend represents the first quarter 2015 regular quarterly dividend prorated for the dividend period prior to the Merger.

On February 24, 2015, the Company’s Board of Directors declared the following cash dividends:

Security Type	Dividend per Share/Unit	For the Quarter Ended	Record Date	Payable Date
Common Shares/Units (1)	$0.1100	March 31, 2015	March 6, 2015	March 16, 2015
Series G Preferred Shares (2)	$0.5078	March 31, 2015	March 31, 2015	April 15, 2015
Series H Preferred Shares (2)	$0.4688	March 31, 2015	March 31, 2015	April 15, 2015
Series I Preferred Shares (2)	$0.4297	March 31, 2015	March 31, 2015	April 15, 2015
Series I‑1 Preferred Units (2)	$0.4563	March 31, 2015	March 31, 2015	April 15, 2015

(1)	Represents a prorated dividend for the period from January 15, 2015 through March 31, 2015, which is in addition to the $0.14 stub dividend paid on January 22, 2015.

(2)	Amounts total $5.8 million and are recorded as distributions payable in the consolidated balance sheets as of March 31, 2015.
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

On January 15, 2015, we acquired 23 properties in the Merger (see details in "Merger with Glimcher Realty Trust" above).
On January 13, 2015, we acquired Canyon View Marketplace, a 43,000 square foot shopping center located in Grand Junction, Colorado, for $10.0 million including the assumption of an existing mortgage with a principal balance of $5.5 million. The source of funding for the acquisition was cash on hand.
Dispositions.    We pursue the disposition of properties that no longer meet our strategic criteria.

Development Activity

New Development, Expansions and Redevelopments.    We routinely incur costs related to construction for significant redevelopment and expansion projects at our properties. We expect our share of development costs for 2015 related to these activities to be approximately $150 to $200 million. Our estimated stabilized return on invested capital typically ranges between 8% and 12%.

In addition, we own land for the development of a new 400,000 square foot shopping center in the Houston metropolitan area, which has been named Fairfield Town Center. The projected cost of this development is expected to be approximately $80 million. The carrying value of this project is $11.7 million at March 31, 2015 which primarily relates to the cost of the underlying land and site improvements for infrastructure. The development is expected to be fully completed in the first half of 2016.

During the second quarter of 2014, we commenced redevelopment activities at Jefferson Valley Mall, a 556,000 square foot shopping center located in the New York City area. The total cost of this project is expected to be approximately $34 million. The redevelopment is expected to be fully completed in mid-2017.

The third phase of Scottsdale Quarter ("Phase III") is under construction. Construction began on the north parcel in November 2013 of luxury apartment units with ground floor retail. Residents are expected to move into the apartment units in the third quarter of 2015. We have retained a 25% interest in the apartment development and our joint venture partner will build and manage the apartment complex. Construction on the south parcel commenced in August 2014 and will include a 140,000 square foot building that will be comprised of retail and office that will be completed in 2015. American Girl will be the retail anchor for the building and comprises more than 45% of the planned retail in the building and will open in 2015. Office leasing on the south parcel building is underway and demand for the space has been very strong. The middle parcel will be the final component of Phase III and will be comprised of retail and likely a boutique hotel. Phase III will add density at Scottsdale with a mix of office, residential and lodging, but the cornerstone of the development will remain retail. The total investment in Phase III of Scottsdale will be approximately $110 million to $130 million.

The redevelopment at Town Center Plaza in Leawood, Kansas will result in the addition of a new Arhaus store as well as a 40,000 SF, two-story Restoration Hardware store. In addition to these two new retailers, a new pedestrian walkway will be added to the center. The investment in this redevelopment will be approximately $35 million.

We are also converting a former Elder Beerman for Her department store into restaurants at The Mall at Fairfield Commons which is expected to be completed during 2015. The restaurant lineup will feature Chuy’s, BJ’s Restaurant & Brewhouse and Bravo Cucina Italiana. The investment in this redevelopment will be approximately $20 million.

A new Dick’s Sporting Goods and Field & Stream anchor store will be added to Polaris Fashion Place in Columbus Ohio with an expected opening in late 2015. The investment in this redevelopment is $25 million.

We do not expect to hold material land for development. Land currently held for future development is substantially limited to the land parcels at our current centers which we may utilize for expansion of the existing center or sales of outlots.

Capital Expenditures.

The following table summarizes total capital expenditures on a cash basis for the three months ended March 31, 2015 (in thousands):

New developments (1)	$744
Redevelopments and expansions	24,746
Tenant allowances	7,763
Operational capital expenditures	1,629
Total	$34,882

(1)	Primarily relates to land held for development of Fairfield Town Center.

Forward-Looking Statements

Certain statements made in this section or elsewhere in this report may be deemed "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained, and it is possible that our actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks and uncertainties. Such factors include, but are not limited to: our ability to meet debt service requirements, the availability of financing, adverse effects of our significant level of indebtedness, including decreasing our business flexibility and increasing our interest expense, the impact of restrictive covenants in the agreements that govern our indebtedness, risks relating to the Merger, including the ability to effectively integrate the business with that of Glimcher, changes in our credit rating, changes in market rates of interest, the ability to hedge interest rate risk, risks associated with the acquisition, development and expansion of properties, general risks related to retail real estate, including the ability to renew leases or lease new properties on favorable terms, dependency on anchor stores or major tenants and on the level of revenues realized by tenants, the liquidity of real estate investments, environmental liabilities, international, national, regional and local economic climates, changes in market rental rates, trends in the retail industry, relationships with anchor tenants, the inability to collect rent due to the bankruptcy or insolvency of tenants or otherwise, risks relating to joint venture properties, including our ability to complete certain planned joint venture transactions, intensely competitive market environment in the retail industry, costs of common area maintenance, insurance costs and coverage, dependency on key management personnel, terrorist activities, changes in economic and market conditions and maintenance of our status as a real estate investment trust. We discussed these and other risks and uncertainties under Part I, "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2014, as updated by Part II, "Item 1A. Risk Factors" in this Quarterly Report on Form 10-Q. We undertake no duty or obligation to update or revise these forward-looking statements, whether as a result of new information, future developments, or otherwise.

Non-GAAP Financial Measures

Industry practice is to evaluate real estate properties in part based on FFO, NOI and comparable NOI. We believe that these non-GAAP measures are helpful to investors because they are widely recognized measures of the performance of REITs and provide a relevant basis for our comparison among REITs. We also use these measures internally to measure the operating performance of our portfolio.

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

You should understand that our computation of these non-GAAP measures might not be comparable to similar measures reported by other REITs and that these non-GAAP measures:

•	do not represent cash flow from operations as defined by GAAP,

•	should not be considered as alternatives to net income determined in accordance with GAAP as a measure of operating performance,

•	are not alternatives to cash flows as a measure of liquidity, and

•	may not be reflective of WPG's operating performance due to changes in WPG's capital structure in connection with the separation and distribution.

The following schedule reconciles total FFO to net (loss) income (in thousands, except share/unit amounts):

	For the Three Months Ended March 31,
	2015	2014
Net (loss) income	$(9,588)	$41,502
Less: Preferred dividends and distributions on preferred operating partnership units	(5,028)	—
Adjustments to Arrive at FFO:
Real estate depreciation and amortization, including joint venture impact	91,682	47,134
Gain on sale of interest in property	—	(242)
Net income attributable to noncontrolling interest holders in properties	3	—
Noncontrolling interests portion of depreciation and amortization	(33)	—
FFO of the Operating Partnership (1)	77,036	88,394
FFO allocable to limited partners	12,323	14,947
FFO allocable to shareholders	$64,713	$73,447

Diluted net (loss) income per share	$(0.07)	$0.22
Adjustments to arrive at FFO per share:
Depreciation and amortization from consolidated properties and our share of real estate depreciation and amortization from unconsolidated properties	0.43	0.25
Gain on sale of interest in property	—	—
Diluted FFO per share	$0.36	$0.47

Weighted average shares outstanding - basic	179,575,102	155,162,597
Weighted average limited partnership units outstanding	34,400,375	31,575,487
Weighted average additional dilutive securities outstanding	1,068,420	—
Weighted average shares outstanding - diluted	215,043,897	186,738,084

(1)
FFO of the operating partnership decreased by $11.4 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. Contributing to this decrease were the following items included in FFO for the three months ended March 31, 2015: costs associated with the Merger of $20.8 million, general and administrative costs primarily related to being a publicly traded company after the separation from SPG of $9.7 million, and interest expense from additional indebtedness incurred related to the separation from SPG of approximately $5.9 million.

Offsetting the decreases to FFO were operating results from properties associated with the Merger less associated debt costs.

The following schedule reconciles NOI to net (loss) income and sets forth the computations of comparable NOI (in thousands):

	For the Three Months Ended March 31,
	2015	2014
Reconciliation of NOI of consolidated properties:
Net (loss) income	$(9,588)	$41,502
Income and other taxes	445	75
Interest expense	37,122	13,917
Gain on sale of interest in property	—	(242)
Income from unconsolidated entities	(216)	(345)
Straight-line rents	(1,728)	(149)
Fair value rent amortization	(4,638)	(244)
Management fee allocation	5,217	3,501
Termination income and outparcel sales	(507)	(1,018)
Other adjustments for comparability	468	216
General and administrative	9,700	—
Merger and transaction costs	20,810	—
Depreciation and amortization	92,184	45,968
NOI of consolidated properties	$149,269	$103,181

NOI of unconsolidated properties	2,300	10,437
Adjustments for comparability	152	211
Less: Partners' share of comparable NOI	(2,380)	(2,499)
NOI from sold properties	67	39
Total NOI of our portfolio	$149,408	$111,369

Less: NOI from non-comparable properties (1)	(2,524)	(589)
Add: NOI from Glimcher properties prior to the Merger (1)	7,843	43,499
Less: NOI from non-core properties (2)	(6,353)	(7,228)
Comparable NOI	$148,374	$147,051
Comparable NOI percentage change	0.9%

(1)	NOI excluded from comparable NOI relates to properties not owned and operating in all periods reported. The assets acquired as part of the Merger are included in comparable NOI.

(2)	NOI from seven non-core mall properties is excluded from comparable NOI.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates, primarily LIBOR. We seek to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs by closely monitoring our variable rate debt and converting such debt to fixed rates when we deem such conversion advantageous. From time to time, we may enter into interest rate swap agreements or other interest rate hedging contracts. While these agreements are intended to lessen the impact of rising interest rates, they also expose us to the risks that the other parties to the agreements will not perform, we could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly effective cash flow hedges under GAAP guidance. As of March 31, 2015, $2.1 billion of our aggregate indebtedness (42.9% of total indebtedness) was subject to variable interest rates.

If LIBOR rates of interest on our variable rate debt fluctuated, our future earnings and cash flows would be impacted, depending upon the current LIBOR rates and the existence of any derivative contracts current in effect.  Based upon variable debt as of March 31, 2015, a 50 basis point increase in LIBOR rates would result in a decrease in earnings and cash flow of $10.0 million annually. A 50 basis point decrease in LIBOR rates (or to 0% for LIBOR rates that are below 0.50%) would result in an increase in earnings and cash flow of $4.5 million.  This assumes that the amount outstanding under our variable rate debt remains at $2.1 billion, the balance as of March 31, 2015.

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

Changes in Internal Control Over Financial Reporting.  On January 15, 2015, the Company acquired the business and related assets and liabilities of Glimcher Realty Trust, which operated under its own set of systems and internal controls.  The Company expects to be substantially complete with the integration of the acquired operations, as they relate to systems and internal controls, into its control environment during 2015.  There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

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
Two shareholder lawsuits challenging the Merger‑related transactions have been filed in Maryland state court, respectively captioned Zucker v. Glimcher Realty Trust et al., 24‑C‑14‑005675 (Circ. Ct. Baltimore City), filed on October 2, 2014, and Motsch v. Glimcher Realty Trust et al., 24‑C‑14‑006011 (Circ. Ct. Baltimore City), filed on October 23, 2014. The actions were consolidated, and on November 12, 2014 plaintiffs filed a consolidated shareholder class action and derivative complaint, captioned In re Glimcher Realty Trust Shareholder Litigation, 24‑C‑14‑005675 (Circ. Ct. Baltimore City) (the “Consolidated Action”). The Consolidated Action names as defendants the trustees of Glimcher, and alleges these defendants breached fiduciary duties. Specifically, plaintiffs in the Consolidated Action allege that the trustees of Glimcher agreed to sell Glimcher for inadequate consideration and agreed to improper deal protection provisions that precluded other bidders from making successful offers. Plaintiffs further allege that the sales process was flawed and conflicted in several respects, including the allegation that the trustees failed to canvas the market for potential buyers, failed to secure a “go‑shop” provision in the merger agreement allowing Glimcher to seek alternative bids after signing the merger agreement, and were improperly influenced by WPG’s early suggestion that the surviving entity would remain headquartered in Ohio and would retain a significant portion of Glimcher management, including the retention of Michael Glimcher as CEO of the surviving entity and positions for Michael Glimcher and another trustee of Glimcher on the board of the surviving entity. Plaintiffs in the Consolidated Action additionally allege that the Preliminary Registration Statement filed with the SEC on October 28, 2014, failed to disclose material information concerning, among other things, (i) the process leading up to the consummation of the Merger Agreement; (ii) the financial analyses performed by Glimcher’s financial advisors; and (iii) certain financial projections prepared by Glimcher and WPG management allegedly relied on by Glimcher's financial advisors. The Consolidated Action also names as defendants Glimcher, WPG and certain of their affiliates, and alleges that these defendants aided and abetted the purported breaches of fiduciary duty. Plaintiffs seek, among other things, an order enjoining or rescinding the transaction, damages, and an award of attorney’s fees and costs.
On December 22, 2014, defendants, including the Company, in the Consolidated Action, by and through counsel, entered into a memorandum of understanding (the “MOU”) with plaintiffs in the Consolidated Action providing for the settlement of the Consolidated Action. Under the terms of the MOU, and to avoid the burden and expense of further litigation, the Company and Glimcher agreed to make certain supplemental disclosures related to the then-proposed Merger, all of which were set forth in a Current Report on Form 8‑K filed by Glimcher with the Securities and Exchange Commission (the “SEC”) on December 23, 2014. On January 12, 2015, at the Special Meeting of Glimcher shareholders, the shareholders voted to approve the transaction, and on January 15, 2015 the transaction closed.
The MOU contemplated that the parties would enter into a stipulation of settlement. The parties entered into such a stipulation on March 30, 2015. The stipulation of settlement is subject to customary conditions, including court approval following notice to Glimcher’s common shareholders. A hearing has been scheduled for July 17, 2015 at which the Circuit Court for Baltimore City will consider the fairness, reasonableness, and adequacy of the settlement. If the settlement is approved by the court, it will resolve and release all claims by shareholders of Glimcher challenging any aspect of the Merger, the Merger agreement, and any disclosure made in connection therewith, including in the Definitive Proxy Statement/Prospectus on Schedule 14A filed with the SEC by Glimcher on December 2, 2014. Additionally, in connection with the settlement, the parties contemplate that plaintiffs’ counsel will file a petition in the Circuit Court for Baltimore City for an award of attorneys’ fees not to exceed $425,000 and reasonable, documented expenses in an amount not to exceed $20,000, to be paid by the Company. Accordingly, the Company has accrued $445,000 related to this matter, which expense is included in merger and transaction costs for the three months ended March 31, 2015 in the consolidated and combined statements of operations and comprehensive (loss) income. There can be no assurance that the Circuit Court for Baltimore City will approve the settlement. In the event that the settlement is not approved and the conditions are not satisfied, defendants will continue to vigorously defend against the allegations in the Consolidated Action.

Item 1A.	Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, the reader should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”). There have been no material changes in the Company's risk factors from those disclosed in Part I, Item 1A, of the 2014 Form 10-K, with the exception of the items listed below.
The risk factor in the 2014 Form 10-K entitled “Following the Merger, we have significant indebtedness, which could adversely affect our business, including decreasing our business flexibility and increasing our interest expense” is modified and restated in its entirety as follows:
We have significant indebtedness, which could adversely affect our business, including decreasing our business flexibility and increasing our interest expense.
The consolidated indebtedness of our business as of March 31, 2015 was approximately $4.9 billion. We have substantially increased indebtedness following completion of the Merger in January 2015 and our borrowings under the Bridge Loan in January 2015 in comparison to our indebtedness on a recent historical basis, which could have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions and increasing our interest expense. In addition, we have and will continue to incur various costs and expenses associated with our recent transactions. The amount of cash required to pay interest on our increased indebtedness levels following completion of the Merger and our borrowings under the Bridge Loan is greater than the amount of cash flows required to service our indebtedness prior to the Merger. Our increased levels of indebtedness following our recent transactions could also reduce access to capital and increase borrowing costs generally, thereby reducing funds available for working capital, capital expenditures, tenant improvements, acquisitions and other general corporate purposes and may create competitive disadvantages for us relative to other companies with lower debt levels. The effect of these factors could be magnified if we complete the joint venture transactions. If we do not achieve the expected benefits and cost savings from the Merger, or if the financial performance of the Company does not meet current expectations, then our ability to service our indebtedness may be adversely impacted.
Certain of the indebtedness that we incurred in connection with the Merger bears interest at variable interest rates. If interest rates increase, such variable rate debt would create higher debt service requirements, which could adversely affect our cash flows.
In addition, the following risk factor should be considered:

There can be no assurances that we will complete certain planned joint venture transactions that are expected to generate additional cash resources, and failure to do so in a timely manner or at all would require us to find alternative means of financing the repayment of a portion of our Bridge Loan and could negatively affect the prices of our shares, debt securities and our future business and financial results.

As described under “Liquidity and Capital Resources” in Item I, Part 2, on February 25, 2015, we announced that we, through certain of our affiliates, O’Connor Mall Partners, L.P., a Delaware limited partnership (“OC”), and Fidelity National Title Insurance Company, as escrow agent, entered into a purchase, sale and escrow agreement (the “Agreement”), providing for our sale to OC of a 49% partnership interest in a newly formed limited partnership (the “JV”), with the remaining 51% partnership interest held by us. We expect the transaction to close in the second quarter of 2015, subject to the satisfaction or waiver of the closing conditions, and to generate net proceeds of approximately $430 million to us after taking into account the transfer of mortgage debt to the JV and estimated closing costs. We expect to use the net proceeds to repay the portion of our Bridge Loan that we are not refinancing with net term indebtedness. The Bridge Loan had a principal amount of $941.6 million as of March 31, 2015 and matures on January 14, 2016. Delays in consummating the joint venture transactions or the failure to consummate the joint venture transactions on the terms contemplated, or at all, could negatively affect our future business and financial results, and, in that event, the market price of our shares and debt securities may decline, particularly to the extent that the current market price reflects a market assumption that the joint venture transactions will be consummated. If the joint venture transactions are consummated on terms that are different than those contemplated herein or is not consummated for any reason, our ongoing businesses could be adversely affected and we will be subject to several risks, including (i) the payment of certain costs, including costs relating to the joint venture transactions, such as legal, accounting and financial advisory fees, and (ii) the diversion of management focus and resources from operational matters and other strategic opportunities while working to implement the joint venture transactions. If the joint venture transactions are not consummated, we will not achieve the expected benefits thereof, including the reduction of leverage through repayment of a portion of the amount outstanding under the Bridge Loan using the proceeds to be received by us in connection with the joint venture transactions, and will be subject to the risks described above, including the possibility of adverse actions by the rating agencies. If the expected proceeds are not available to pay a portion of the Bridge Loan, then we would be required to find alternative means of financing such payment. The terms of such financing, if available, may be less attractive to us than the terms of the joint venture transactions. Any of the above factors could materially affect our business, financial results and price of our shares and debt securities.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.    Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

Not applicable.

Item 6.    Exhibits

The exhibits required by this Item are set forth on the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Washington Prime Group Inc.

By:	/s/ Mark E. Yale
Mark E. Yale Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ Melissa A. Indest
Melissa A. Indest Chief Accounting Officer and Senior Vice President, Finance (Principal Accounting Officer)

Dated:    May 7, 2015

EXHIBIT INDEX

Exhibit Number	Exhibit Descriptions
2.1
Purchase, Sale and Escrow Agreement, dated February 25, 2015, by and among WPG-OC Limited Partner, LLC, WPG-OC General Partner, LLC, O'Connor Mall Partners, L.P. and Fidelity National Title Insurance Company (incorporated by reference to Form 8-K filed February 26, 2015)

3.1	Amended and Restated Articles of Incorporation of Washington Prime Group Inc., as amended (incorporated by reference to Form S-4 filed October 28, 2014)
3.2	Articles of Amendment of Washington Prime Group Inc. setting forth the Terms of Series G Cumulative Redeemable Preferred Stock (incorporated by reference to Form 8-A filed January 14, 2015)
3.3	Articles of Amendment of Washington Prime Group Inc. setting forth the Terms of Series H Cumulative Redeemable Preferred Stock (incorporated by reference to Form 8-A filed January 14, 2015)
3.4	Articles of Amendment of Washington Prime Group Inc. setting forth the Terms of Series I Cumulative Redeemable Preferred Stock (incorporated by reference to Form 8-A filed January 14, 2015)
3.5	Amended and Restated Bylaws of Washington Prime Group Inc. (incorporated by reference to Form 8-K filed January 22, 2015)
3.6*	Amended and Restated Bylaws of Washington Prime Group Inc. Redlined to Show Bylaw Amendments Effective January 15, 2015
4.1	Indenture, dated as of March 24, 2015, between Washington Prime Group, L.P. and U.S. Bank National Association, as Trustee (incorporated by reference to Form 8-K filed March 26, 2015)
4.2
First Supplemental Indenture, dated as of March 24, 2015, between Washington Prime Group, L.P. and U.S. Bank National Association, as Trustee (incorporated by reference to Form 8-K filed March 26, 2015)

4.3
Registration Rights Agreement, dated as of March 24, 2015, by and among Washington Prime Group, L.P. and Citigroup Global Markets Inc., J.P. Morgan Securities LLC and RBS Securities Inc., as representatives of the initial purchasers named therein (incorporated by reference to Form 8-K filed March 26, 2015)

10.1
First Amendment to Purchase and Sale Agreement, dated as of January 15, 2015, by and between Washington Prime Group, L.P. and Simon Property Group, L.P. (incorporated by reference to Form 10-K filed February 26, 2015)

10.2
Amendment No. 1 to Amended and Restated Limited Partnership Agreement of Washington Prime Group, L.P. dated as of January 14, 2015, setting forth the Terms of Series G Preferred Units (incorporated by reference to Form 10-K filed February 26, 2015)

10.3
Amendment No. 2 to Amended and Restated Limited Partnership Agreement of Washington Prime Group, L.P. dated as of January 14, 2015, setting forth the Terms of Series H Preferred Units (incorporated by reference to Form 10-K filed February 26, 2015)

10.4
Amendment No. 3 to Amended and Restated Limited Partnership Agreement of Washington Prime Group, L.P. dated as of January 14, 2015, setting forth the Terms of Series I Preferred Units (incorporated by reference to Form 10-K filed February 26, 2015)

10.5
Amendment No. 4 to Amended and Restated Limited Partnership Agreement of Washington Prime Group, L.P. dated as of January 14, 2015, setting forth the Terms of Series I-1Preferred Units (incorporated by reference to Form 10-K filed February 26, 2015)

10.6+	Transition and Consulting Agreement by and between Washington Prime Group Inc. and Myles H. Minton, dated as of January 5, 2015 (incorporated by reference to Form 8-K filed January 9, 2015)
10.7
364-Day Bridge Term Loan Agreement, dated as of January 15, 2015, by and among Washington Prime Group, L.P., the institutions from time to time party thereto as lenders, and Citibank, N.A., as administrative agent (incorporated by reference to Form 8-K filed January 22, 2015)

10.8+	First Amendment to Employment Agreement, by and between Washington Prime Group Inc. and Mark Ordan, dated as of September 16, 2014 (incorporated by reference to Form 8-K filed January 22, 2015)
10.9+
Second Amendment to Severance Benefits Agreement, by and between Washington Prime Group Inc. and Michael P. Glimcher, dated as of September 16, 2014 (incorporated by reference to Form 8-K filed January 22, 2015)

10.10+
Third Amendment to Severance Benefits Agreement, by and between Washington Prime Group Inc. and Mark E. Yale, dated as of October 13, 2014 (incorporated by reference to Form 8-K filed January 22, 2015)

10.11+
Second Amendment to Severance Benefits Agreement, by and between Washington Prime Group Inc. and Lisa A. Indest, dated as of January 12, 2015 (incorporated by reference to Form 8-K filed January 22, 2015)

10.12+	Employment Agreement, by and between Washington Prime Group Inc. and Mark E. Yale, dated as of October 13, 2014 (incorporated by reference to Form 8-K filed January 22, 2015)
10.13+
Conditional Offer of Employment with Washington Prime Group Inc. by and between Washington Prime Group Inc. and Lisa A. Indest, dated as of January 9, 2015 (incorporated by reference to Form 8-K filed January 22, 2015)

10.14+	First Amendment to Employment Agreement, by and between Washington Prime Group Inc. and C. Marc Richards, dated as of November 10, 2014 (incorporated by reference to Form 8-K filed January 22, 2015)
10.15+	Glimcher Realty Trust Amended and Restated 2004 Incentive Plan (incorporated by reference to Form S-8 filed January 15, 2015)
10.16+	Glimcher Realty Trust 2012 Incentive Compensation Plan (incorporated by reference to Form S-8 filed January 15, 2015)
10.17+
Form of Amendment to Severance Benefits Agreement dated April 1, 2011 by and among Glimcher Realty Trust, Glimcher Properties Limited Partnership and certain named executives of Glimcher Realty Trust (incorporated by reference to Glimcher Realty Trust's Form 10-Q filed April 29, 2011)

10.18+
Severance Benefits Agreement dated June 11, 1997, by and among Glimcher Realty Trust, Glimcher Properties Limited Partnership and Michael P. Glimcher (incorporated by reference to Glimcher Realty Trust's Form 10-K filed March 31, 1998)

10.19+
Severance Benefits Agreement, dated June 28, 2004, by and among Glimcher Realty Trust, Glimcher Properties Limited Partnership and Lisa A. Indest (incorporated by reference to Glimcher Realty Trust's Form 10-Q filed August 13, 2004)

10.20+
Severance Benefits Agreement, dated August 30, 2004, by and among Glimcher Realty Trust, Glimcher Properties Limited Partnership and Mark E. Yale (incorporated by reference to Glimcher Realty Trust's Form 8-K filed August 31, 2004)

10.21+
First Amendment to the Severance Benefits Agreement dated September 8, 2006, by and among Glimcher Realty Trust, Glimcher Properties Limited Partnership and Mark E. Yale (incorporated by reference to Glimcher Realty Trust's Form 8-K filed September 8, 2006)

10.22
Purchase Agreement, dated as of March 17, 2015, by and between Washington Prime Group, L.P. and Citigroup Global Markets Inc., J.P. Morgan Securities LLC and RBS Securities Inc., as representatives of the initial purchasers named therein, relating to 2.850% Senior Notes due 2020 (incorporated by reference to Form 8-K filed March 23, 2015)

10.23+	Second Amendment to Employment Agreement between Washington Prime Group Inc. and Mark Ordan dated March 27, 2015 (incorporated by reference to Form 8-K filed on March 31, 2015)
10.24*+	Description of 2015 Annual Incentive Cash Bonus Plan
10.25*+	Description of Terms of 2015 Annual LTIP Unit Awards
10.26*+	Form of Series 2015A LTIP Unit Award Agreements with Executive Officers Other Than EVP, Legal & Compliance
10.27*+	Series 2015A LTIP Unit Award Agreement by and between Washington Prime Group Inc. and Farinaz S. Tehrani, dated as of February 24, 2015
10.28*+	Certificate of Designation of Series 2015A LTIP Units of Washington Prime Group, L.P.
10.29*+	Employment Agreement by and between Washington Prime Group Inc. and Farinaz S. Tehrani, dated as of February 24, 2015
10.30*+	Terms and Conditions of the Grant of Special Performance LTIP Units to Mr. Glimcher, Mr. Yale, Ms. Tehrani and Ms. Indest
31.1*	Certification by the Chief Executive Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by the Chief Financial Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

* Filed electronically herewith.
+ Represents management contract or compensatory plan or arrangement.