Form 10-Q
period 2015-06-30
WP Glimcher Inc.
filed 2015-08-05
CIK 1594686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

WP Glimcher Inc.
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

As of August 3, 2015, registrant had 185,303,382 shares of common stock outstanding.

WP GLIMCHER INC.
FORM 10-Q

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements

WP Glimcher Inc.
Unaudited Consolidated Balance Sheets
(dollars in thousands, except share and par value amounts)

	June 30, 2015	December 31, 2014
ASSETS:
Investment properties at cost	$6,833,940	$5,292,665
Less: accumulated depreciation	2,225,595	2,113,929
	4,608,345	3,178,736
Cash and cash equivalents	120,790	108,768
Tenant receivables and accrued revenue, net	95,558	69,616
Investment in unconsolidated entities, at equity	478,489	—
Deferred costs and other assets	323,016	170,883
Total assets	$5,626,198	$3,528,003
LIABILITIES:
Mortgage notes payable	$1,953,355	$1,435,114
Notes payable	249,933	—
Unsecured term loans	1,000,000	500,000
Revolving credit facility	433,750	413,750
Accounts payable, accrued expenses, intangibles, and deferred revenues	329,597	194,014
Distributions payable	2,992	—
Cash distributions and losses in partnerships and joint ventures, at equity	15,389	15,298
Other liabilities	13,140	11,786
Total liabilities	3,998,156	2,569,962
Redeemable noncontrolling interests	6,148	—
EQUITY:
Stockholders' Equity:
Series H Cumulative Redeemable Preferred Stock, $0.0001 par value, 4,000,000 shares issued and outstanding as of June 30, 2015	104,251	—
Series I Cumulative Redeemable Preferred Stock, $0.0001 par value, 3,800,000 shares issued and outstanding as of June 30, 2015	98,325	—
Common stock, $0.0001 par value, 300,000,000 shares authorized, 185,301,820 and 155,162,597 issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	19	16
Capital in excess of par value	1,218,876	720,921
Accumulated (deficit) earnings	(28,639)	68,114
Accumulated other comprehensive income	3,540	—
Total stockholders' equity	1,396,372	789,051
Noncontrolling interests	225,522	168,990
Total equity	1,621,894	958,041
Total liabilities, redeemable noncontrolling interests and equity	$5,626,198	$3,528,003
The accompanying notes are an integral part of these statements.

WP Glimcher Inc.
Unaudited Consolidated and Combined Statements of Operations and Comprehensive Income
(dollars in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
REVENUE:
Minimum rent	$163,633	$108,374	$326,337	$215,011
Overage rent	2,292	1,134	5,555	3,244
Tenant reimbursements	67,423	47,179	136,650	94,347
Other income	4,238	1,488	6,766	3,542
Total revenues	237,586	158,175	475,308	316,144
EXPENSES:
Property operating	42,483	26,219	83,562	52,359
Depreciation and amortization	91,453	47,288	183,637	93,256
Real estate taxes	27,777	18,752	58,342	38,699
Repairs and maintenance	7,846	4,934	17,334	12,084
Advertising and promotion	2,656	1,932	5,343	3,884
Provision for credit losses	883	619	1,581	1,405
General and administrative	12,235	1,865	21,935	1,865
Spin-off costs	—	39,931	—	39,931
Merger and transaction costs	4,903	—	25,713	—
Ground rent and other costs	2,548	1,281	5,296	2,400
Total operating expenses	192,784	142,821	402,743	245,883
OPERATING INCOME	44,802	15,354	72,565	70,261
Interest expense	(38,774)	(22,677)	(75,896)	(36,594)
Income and other taxes	(528)	(66)	(973)	(141)
(Loss) income from unconsolidated entities	(1,703)	402	(1,487)	747
Gain upon acquisition of controlling interests and on sale of interests in properties	5,147	91,268	5,147	91,510
NET INCOME (LOSS)	8,944	84,281	(644)	125,783
Net income (loss) attributable to noncontrolling interests	1,048	14,480	(1,248)	21,590
NET INCOME ATTRIBUTABLE TO THE COMPANY	7,896	69,801	604	104,193
Less: Preferred share dividends	(3,995)	—	(8,973)	—
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$3,901	$69,801	$(8,369)	$104,193

EARNINGS (LOSS) PER COMMON SHARE, BASIC AND DILUTED	$0.02	$0.45	$(0.05)	$0.67

COMPREHENSIVE INCOME:
Net income (loss)	$8,944	$84,281	$(644)	$125,783
Unrealized gain on interest rate derivative instruments	4,615	—	4,211	—
Comprehensive income	13,559	84,281	3,567	125,783
Comprehensive income (loss) attributable to noncontrolling interests	1,783	14,480	(577)	21,590
Comprehensive income attributable to common shareholders	$11,776	$69,801	$4,144	$104,193

The accompanying notes are an integral part of these statements.

WP Glimcher Inc.
Unaudited Consolidated and Combined Statements of Cash Flows
(dollars in thousands)

	For the Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(644)	$125,783
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization, including fair value rent, fair value debt, deferred financing costs and stock compensation	179,167	93,749
Gain upon acquisition of controlling interests and on sale of interests in properties	(5,147)	(91,510)
Loss on debt extinguishment	—	2,894
Provision for credit losses	1,581	1,405
Equity in loss (income) of unconsolidated entities	1,487	(747)
Distributions of income from unconsolidated entities	70	537
Changes in assets and liabilities:
Tenant receivables and accrued revenue, net	(4,352)	40
Deferred costs and other assets	(12,728)	(12,353)
Accounts payable, accrued expenses, deferred revenues and other liabilities	(23,696)	(5,576)
Net cash provided by operating activities	135,738	114,222
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(956,608)	(154,370)
Capital expenditures, net	(72,551)	(41,454)
Restricted cash reserves for future capital expenditures, net	(5,494)	—
Net proceeds from sale of interests in properties	431,823	4,436
Investments in unconsolidated entities	(4,065)	(2,493)
Distributions of capital from unconsolidated entities	91	1,440
Net cash used in investing activities	(606,804)	(192,441)
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to Simon Property Group, Inc., net	—	(1,060,187)
Distributions to noncontrolling interest holders in properties	(8)	(845)
Redemption of preferred shares	(117,384)	—
Net proceeds from issuance of common shares, including common stock plans	1,878	—
Distributions on common and preferred shares/units	(113,695)	—
Proceeds from issuance of debt, net of transaction costs	2,331,669	1,384,370
Repayments of debt including prepayment penalties	(1,619,372)	(177,330)
Net cash provided by financing activities	483,088	146,008
INCREASE IN CASH AND CASH EQUIVALENTS	12,022	67,789
CASH AND CASH EQUIVALENTS, beginning of period	108,768	25,857
CASH AND CASH EQUIVALENTS, end of period	$120,790	$93,646

The accompanying notes are an integral part of these statements.

WP Glimcher Inc.
Unaudited Consolidated Statement of Equity
(dollars in thousands, except per share/unit amounts)

	Preferred Series G	Preferred Series H	Preferred Series I	Common Stock	Capital in Excess of Par Value	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income	Total Stockholders' Equity	Non- Controlling Interests	Total Equity	Redeemable Non-Controlling Interests
Balance, December 31, 2014	$—	$—	$—	$16	$720,921	$68,114	$—	$789,051	$168,990	$958,041	$—
Issuance of shares and units in connection with the Merger	117,384	104,251	98,325	3	535,035	—	—	854,998	29,482	884,480	6,148
Exercise of stock options	—	—	—	—	2,312	—	—	2,312	—	2,312	—
Noncontrolling interest in property	—	—	—	—	—	—	—	—	(8)	(8)	—
Equity-based compensation	—	—	—	—	5,116	—	—	5,116	—	5,116	—
Adjustments to noncontrolling interests	—	—	—	—	(44,508)	—	—	(44,508)	44,508	—	—
Distributions on common shares/units ($0.50 per common share/unit)	—	—	—	—	—	(88,384)	—	(88,384)	(16,763)	(105,147)	—
Distributions declared on preferred shares	—	—	—	—	—	(8,973)	—	(8,973)	—	(8,973)	—
Redemption of preferred shares	(117,384)	—	—	—	—	—	—	(117,384)	—	(117,384)	—
Other comprehensive income	—	—	—	—	—	—	3,540	3,540	671	4,211	—
Net income (loss), excluding $110 of distributions to preferred unitholders	—	—	—	—	—	604	—	604	(1,358)	(754)	—
Balance, June 30, 2015	$—	$104,251	$98,325	$19	$1,218,876	$(28,639)	$3,540	$1,396,372	$225,522	$1,621,894	$6,148

The accompanying notes are an integral part of this statement.

WP Glimcher Inc.
Condensed Notes to Unaudited Consolidated and Combined Financial Statements
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

1.	Organization
WP Glimcher Inc. (formerly named Washington Prime Group Inc.) (“WPG” or the “Company”) is an Indiana corporation that operates as a self‑administered and self‑managed real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended. REITs will generally not be liable for federal corporate income taxes as long as they continue to distribute not less than 100% of their taxable income and satisfy certain other requirements. Washington Prime Group, L.P. (“WPG L.P.”) is our majority‑owned partnership subsidiary that owns, through its affiliates, all of our real estate properties and other assets. WPG owns, develops and manages retail real estate properties. As of June 30, 2015, our assets consisted of interests in 121 shopping centers in the United States, consisting of strip centers and malls.
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
Prior to the separation, WPG entered into agreements with SPG under which SPG provides various services to us, including accounting, asset management, development, human resources, information technology, leasing, legal, marketing, public reporting and tax. The charges for the services are based on an hourly or per transaction fee arrangement and pass‑through of out‑of‑pocket costs (see Note 10 - "Related Party Transactions").
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

WP Glimcher Inc.
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
The Merger
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
In the Merger, Glimcher common shareholders received, for each Glimcher common share, $14.02 consisting of $10.40 in cash and 0.1989 of a share of the Company’s common stock valued at $3.62 per Glimcher common share, based on the closing price of the Company’s common stock on the Merger closing date. Approximately 29.9 million shares of WPG common stock were issued to Glimcher shareholders in the Merger. Additionally included in consideration were operating partnership units and preferred stock as noted below. In connection with the closing of the Merger, an indirect subsidiary of WPG was merged into Glimcher’s operating partnership. In the Merger, we acquired 23 shopping centers comprised of approximately 15.8 million square feet of gross leasable area and assumed additional mortgages on 14 properties with a fair value of approximately $1.4 billion. The combined company, which was renamed WP Glimcher Inc. post-Merger upon receiving shareholder approval, is comprised of approximately 68 million square feet of gross leasable area (compared to approximately 53 million square feet for the Company as of December 31, 2014) and has a combined portfolio of 121 properties as of June 30, 2015.
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
The cash portion of the Merger consideration was funded by the Property Sale and draws under the Bridge Loan (see Note 6 - "Indebtedness"). During the three and six months ended June 30, 2015, the Company incurred $4.9 million and $25.7 million of costs in connection with the Merger, respectively, which are included in merger and transaction costs in the consolidated and combined statements of operations and comprehensive income. Additionally, during the year ended December 31, 2014, the Company incurred $8.8 million of costs related to the Merger.
On June 1, 2015, the Company announced a management transition plan through which Mark S. Ordan, the Executive Chairman of the Board, will transition to serve as an active non-executive Chairman of the Board and will provide consulting services to the Company under a transition and consulting agreement, effective as of January 1, 2016. Michael P. Glimcher will continue to serve as the Company’s Vice Chairman and Chief Executive Officer. In addition, the Company expects a further reduction in overhead related to its Bethesda, Maryland-based transition operations led by C. Marc Richards, the Company’s Executive Vice President and Chief Administrative Officer, who is anticipated to depart the Company upon substantial completion of integration activities. These management changes are expected to result in severance and related charges for 2015 of up to $8.0 million, consisting of approximately $4.0 million in cash severance and $4.0 million in non-cash stock compensation charges. During the second quarter of 2015, the Company incurred $4.2 million of such severance costs, which are included in the total merger and transaction costs disclosed above. In addition to our headquarters in Columbus, Ohio, the Company will be opening a new leasing, management and operations office in Indianapolis, Indiana in December 2015.

WP Glimcher Inc.
Condensed Notes to Unaudited Consolidated and Combined Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

On June 1, 2015, the Company completed a joint venture transaction with a third party with respect to the ownership and operation of five of the malls and certain related out-parcels acquired in the Merger (see Note 4 - "Real Estate Acquisitions and Dispositions).

See the “Litigation” section of Note 9 - "Commitments and Contingencies" for a discussion of Merger‑related litigation.

2.    Basis of Presentation and Principles of Consolidation and Combination

The accompanying consolidated and combined financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The consolidated balance sheet as of June 30, 2015 includes the accounts of the Company and WPG L.P., as well as their wholly owned subsidiaries. The accompanying consolidated and combined statements of operations include the consolidated accounts of the Company and the combined accounts of the SPG Businesses. All intercompany transactions have been eliminated in consolidation and combination. Due to the seasonal nature of certain operational activities, the results for the interim period ended June 30, 2015 are not necessarily indicative of the results to be expected for the full year.

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

Accounting for the Separation

The results presented for the periods ended June 30, 2014 reflect the aggregate operations and changes in cash flows of the SPG Businesses on a carve-out basis for the period from January 1, 2014 through May 27, 2014 and of the Company on a consolidated basis subsequent to May 27, 2014. The accompanying financial statements for the periods prior to the separation are prepared on a carve-out basis from the consolidated financial statements of SPG using the historical results of operations and bases of the assets and liabilities of the transferred businesses and including allocations from SPG. The financial statements were presented on a combined basis prior to the separation as the ownership interests in the SPG Businesses were under common control and ownership of SPG.

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

For periods presented prior to the separation, our historical combined financial results reflect charges for certain SPG corporate costs and we believe such charges are reasonable; however, such results do not necessarily reflect what our expenses would have been had we been operating as a separate stand-alone public company. These charges are further discussed in Note 10 - "Related Party Transactions". Costs of the services that were charged to us were based on either actual costs incurred or a proportion of costs estimated to be applicable to us. The historical combined financial information presented may therefore not be indicative of the results of operations, financial position or cash flows that would have been obtained if we had been an independent, stand-alone public company during the periods presented prior to the separation or of our future performance as an independent, stand-alone company. For joint venture or mortgaged properties, SPG has a standard management agreement for management, leasing and development activities provided to the properties. Management fees were based upon a percentage of revenues. For any wholly owned property that does not have a management agreement, SPG allocated the proportion of the underlying costs of management, leasing and development, in a manner that is materially consistent with the percentage of revenue-based management fees and/or upon the actual volume of leasing and development activity occurring at the property.

WP Glimcher Inc.
Condensed Notes to Unaudited Consolidated and Combined Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

In connection with the separation, we incurred $39.9 million of expenses, including investment banking, legal, accounting, tax and other professional fees, which are included in spin-off costs for the three and six months ended June 30, 2014 in the accompanying consolidated and combined statements of operations.

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

We also consolidate a variable interest entity, or VIE, when we are determined to be the primary beneficiary. Determination of the primary beneficiary of a VIE is based on whether an entity has (1) the power to direct activities that most significantly impact the economic performance of the VIE and (2) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. Our determination of the primary beneficiary of a VIE considers all relationships between us and the VIE, including management agreements and other contractual arrangements. There have been no changes during 2015 to any of our previous conclusions about whether an entity qualifies as a VIE or whether we are the primary beneficiary of any previously identified VIE. In connection with the Merger, the Company acquired an interest in a VIE in which we are deemed to be the primary beneficiary. Accordingly, we have consolidated the VIE, which consists solely of undeveloped land. To date during 2015, we have not provided financial or other support to a previously identified VIE that we were not previously contractually obligated to provide.

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

As of June 30, 2015, our assets consisted of interests in 121 shopping centers. The consolidated and combined financial statements as of that date reflect the consolidation of 108 wholly owned properties and seven additional properties that are less than wholly owned, but which we control or for which we are the primary beneficiary. We account for our interests in the remaining six properties, or the joint venture properties, using the equity method of accounting, as we have determined that we have significant influence over their operations. We manage the day-to-day operations of the joint venture properties, but do not control the operations as we have determined that our partner or partners have substantive participating rights with respect to the assets and operations of these joint venture properties.

We allocate net operating results of WPG L.P. to third parties and to us based on the partners' respective weighted average ownership interests in WPG L.P. Net operating results of WPG L.P. attributable to third parties are reflected in net income attributable to noncontrolling interests. Our weighted average ownership interest in WPG L.P. was 84.1% and 82.8% for the six months ended June 30, 2015 and 2014, respectively. As of June 30, 2015 and December 31, 2014, our ownership interest in WPG L.P. was 84.2% and 82.4%, respectively. We adjust the noncontrolling limited partners' interests at the end of each period to reflect their interest in WPG L.P.

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

WP Glimcher Inc.
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

Investments in Unconsolidated Entities

Joint ventures are common in the real estate industry. We use joint ventures to finance properties, develop new properties, and diversify our risk in a particular property or portfolio of properties. On June 1, 2015, we completed a joint venture transaction with respect to the ownership and operation of five of our properties (see Note 4 - "Real Estate Acquisitions and Dispositions"). We held material unconsolidated joint venture ownership interests in six properties as of June 30, 2015 and one property as of December 31, 2014. Additionally, in connection with the Merger, we acquired joint venture interests in two entities, one in the development stage and the other with retail operations.

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

Fair Value Measurements

The Company measures and discloses its fair value measurements in accordance with Accounting Standards Codification Topic 820 - “Fair Value Measurement” (“Topic 820”). Topic 820 guidance emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability.  As a basis for considering market participant assumptions in fair value measurements, Topic 820 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity's own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).  The fair value hierarchy, as defined by Topic 820, contains three levels of inputs that may be used to measure fair value as follows:

WP Glimcher Inc.
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

Note 6 - "Indebtedness" includes a discussion of the fair value of debt measured using Level 2 inputs. Note 4 - "Real Estate Acquisitions and Dispositions" includes a discussion of the fair values recorded in purchase accounting, using Level 2 and Level 3 inputs. Level 3 inputs to our purchase accounting analyses include our estimations of net operating results of the property, capitalization rates and discount rates.

The Company has derivatives that must be measured under the fair value standard (see Note 7 - "Derivative Financial Instruments"). The Company currently does not have any non-financial assets and non-financial liabilities that are required to be measured at fair value on a recurring basis.

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

WP Glimcher Inc.
Condensed Notes to Unaudited Consolidated and Combined Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

we provide similar products and services to similar types of, and in many cases, the same tenants.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." ASU No. 2014-09 revises GAAP by offering a single comprehensive revenue recognition standard instead of numerous revenue requirements for particular industries or transactions, which sometimes resulted in different accounting for economically similar transactions. An entity has the option to apply the provisions of ASU No. 2014-09 either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying this standard recognized at the date of initial application. On July 9, 2015, the FASB announced it would defer the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date. The FASB also decided to permit early adoption of the standard, but not before the original effective date of December 15, 2016. We are currently evaluating our method of adopting and the impact, if any, the adoption of this standard will have on our consolidated financial statements.

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

In April 2015, the FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs." This standard amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of as a deferred charge. It is effective for annual reporting periods beginning after December 15, 2015, but early adoption is permitted. We expect this new guidance will reduce total assets and total long-term debt on our consolidated balance sheets by amounts classified as deferred debt issuance costs, but do not expect this standard to have any other effect on our consolidated financial statements.

4.    Real Estate Acquisitions and Dispositions

The O'Connor Joint Venture
On June 1, 2015, we completed a joint venture transaction with O'Connor Mall Partners, L.P. ("O'Connor"), a third party, with respect to the ownership and operation of five of the Company’s malls and certain related out-parcels (the "O'Connor Joint Venture") acquired in the Merger, which are valued at approximately $1.625 billion, consisting of the following: The Mall at Johnson City located in Johnson City, Tennessee; Pearlridge Center located in Aiea, Hawaii; Polaris Fashion Place® located in Columbus, Ohio; Scottsdale Quarter® located in Scottsdale, Arizona and Town Center Plaza (which consists of Town Center Plaza and the adjacent Town Center Crossing) located in Leawood, Kansas (collectively the "O'Connor Properties"). Under the terms of the joint venture agreement, we retained a 51% interest and sold a 49% interest to O'Connor. In addition, the Company received reimbursement for 49% of costs incurred as of June 1, 2015 related to development activity at Scottsdale Quarter®. The transaction generated net proceeds, after taking into consideration the assumption of debt (including the new loans on Pearlridge Center and Scottsdale Quarter®) and costs associated with the transaction, of approximately $432 million (including $28.7 million for the partial reimbursement of the Scottsdale Quarter® development costs), which was used to repay a portion of the Bridge Loan (see Note 6 - "Indebtedness"). Since we no longer control the operations of the O'Connor Properties, we deconsolidated the properties and recorded a gain in connection with this sale of $5.1 million, which is included in gain upon acquisition of controlling interests and on sale of interests in properties within the consolidated and combined statements of operations and comprehensive income. We retained management and leasing responsibilities for the O'Connor Properties.

WP Glimcher Inc.
Condensed Notes to Unaudited Consolidated and Combined Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

The Merger

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

Investment properties	$3,054,194
Cash and cash equivalents (1)	553,835
Tenant accounts receivable	14,263
Investment in and advances to unconsolidated real estate entities	15,803
Deferred costs and other assets (including intangibles)	316,436
Accounts payable, accrued expenses, intangibles, and deferred revenue	(196,847)
Distributions payable	(2,658)
Redeemable noncontrolling interests, including preferred units	(6,148)
Total assets acquired and liabilities assumed	3,748,878
Fair value of mortgage notes payable assumed	(1,358,184)
Net assets acquired	2,390,694
Less: Common shares issued	(535,490)
Less: Preferred shares issued	(319,960)
Less: Common operating partnership units issued to limited partners	(29,482)
Less: Cash and cash equivalents acquired	(553,835)
Net cash paid for acquisition	$951,927

(1)	Includes the proceeds from the Property Sale, net of the repayment of the $155.0 million balance on the Glimcher credit facility.

The consolidated balance sheet at June 30, 2015 contains certain intangible assets associated with the Merger. Intangibles of $98.9 million, which relate primarily to above-market leases, lease in place value, and tenant relations (excluding the amounts related to the O'Connor Properties, which were transferred to unconsolidated entities upon deconsolidation on June 1, 2015), are included in “Deferred costs and other assets” at June 30, 2015. Intangibles of $53.0 million, which are primarily related to below-market rents, are included in “Accounts payable, accrued expense, intangibles, and deferred revenue” at June 30, 2015.

Total revenues and net loss (excluding transaction costs and costs of corporate borrowing) from the properties we acquired in the Merger were $71.2 million and $9.1 million, respectively, for the three months ended June 30, 2015 and $140.0 million and $1.3 million, respectively, for the six months ended June 30, 2015 and are included in the accompanying consolidated and combined statements of operations and comprehensive income.

2015 Acquisition

On January 13, 2015, we acquired Canyon View Marketplace, a shopping center located in Grand Junction, Colorado, for $10.0 million including the assumption of an existing mortgage with a principal balance of $5.5 million. The source of funding for the acquisition was cash on hand.

WP Glimcher Inc.
Condensed Notes to Unaudited Consolidated and Combined Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

2014 Acquisitions and Disposition

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

We reflected the assets and liabilities of the above 2014 acquisition properties at their estimated fair value on the respective acquisition dates. The purchase price allocations as of June 30, 2015, which include no material changes from the amounts disclosed as of December 31, 2014 in the Company's 2014 Annual Report on Form 10-K, have been finalized. The consolidation of the previously unconsolidated properties resulted in the remeasurement of our previously held interests to fair value and corresponding non-cash gains noted above.

On June 23, 2014, we sold New Castle Plaza, a wholly owned shopping center in New Castle, Indiana, for net proceeds of $4.4 million, resulting in a gain of approximately $2.4 million, which is included in gain upon acquisition of controlling interests and on sale of interests in properties in the accompanying consolidated and combined statements of operations and comprehensive income.
On February 28, 2014, SPG disposed of its interest in one unconsolidated shopping center and recorded a gain of approximately $0.2 million, which is included in gain upon acquisition of controlling interests and on sale of interests in properties in the consolidated and combined statements of operations and comprehensive income.

Condensed Pro Forma Financial Information (Unaudited)

The results of operations of acquired properties are included in the consolidated and combined statements of operations beginning on their respective acquisition dates. The following unaudited condensed pro forma financial information is presented as if the Merger and the Property Sale described in Note 1 - "Organization," which were completed on January 15, 2015, had been consummated on January 1, 2014. The unaudited condensed pro forma financial information assumes the O'Connor Joint Venture transaction completed on June 1, 2015 and the 2014 acquisitions listed above also occurred as of January 1, 2014. Additionally, adjustments have been made to reflect the following transactions as if they occurred on January 1, 2014: the issuance of the Notes Payable on March 24, 2015 (see Note 6 - "Indebtedness"), the redemption of all of the outstanding Series G Preferred Shares on April 15, 2015 (see Note 8 - "Equity"), the refinancings of property mortgages on May 21, 2015 (see Note 6 - "Indebtedness"), and the receipt of funds from the New Term Loan on June 4, 2015 (see Note 6 - "Indebtedness"). Finally, the January 13, 2015 acquisition of Canyon View Marketplace has been excluded from this analysis since it would not have a significant impact. The unaudited condensed pro forma financial information is for comparative purposes only and not necessarily indicative of what actual results of operations of the Company would have been had the Merger and other transactions noted above been consummated on January 1, 2014, nor does it purport to represent the results of operations for future periods.

WP Glimcher Inc.
Condensed Notes to Unaudited Consolidated and Combined Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

The unaudited condensed pro forma financial information for the three and six months ended June 30, 2015 and 2014 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Total revenues	$213,685	$216,990	$425,443	$430,810
Net income (loss) attributable to the Company	$12,031	$(17,260)	$19,163	$3,181
Net income (loss) attributable to common shareholders	$8,407	$(20,768)	$12,031	$(3,835)
Earnings (loss) per common share-basic and diluted	$0.05	$(0.11)	$0.07	$(0.02)
Weighted average shares outstanding-basic (in thousands)	184,251	183,992	184,156	183,992
Weighted average shares outstanding-diluted (in thousands)	220,252	217,331	220,092	217,265

5.     Investment in Unconsolidated Entities, at Equity
The Company's investment activity in unconsolidated real estate entities for the six months ended June 30, 2015 consisted of investments in the following joint ventures listed below:

•	The O'Connor Joint Venture
This investment consists of a 51% interest held by the Company in the O'Connor Joint Venture that owns and operates the O'Connor Properties. One of the properties in this venture, Pearlridge Center, is subject to a ground lease.

•	The Seminole Joint Venture
This investment consists of a 45% interest held by the Company in Seminole Towne Center, an approximate 1.1 million square foot enclosed regional mall located in the Orlando, Florida area. The Company's effective financial interest in this property (after preferences) is approximately 12%.

•	Other Joint Venture
The Company also holds an indirect 12.5% ownership interest in certain real estate through a joint venture with an unaffiliated third party.
Individual agreements specify which services the Company is to provide to each joint venture. The Company, through its affiliates may provide management, development, construction, leasing and legal services for a fee to each of the joint ventures described above.
The results for the O'Connor Joint Venture are included below for the period from June 1, 2015 through June 30, 2015.
The results for the joint venture that previously owned Clay Terrace, located in Carmel, Indiana are included in the results below for the period from January 1, 2014 through June 19, 2014. On June 20, 2014, the Company purchased the remaining ownership interest in this property from its former joint venture partner. As a result, the Company now owns all of the equity interest in this property.
The results for the joint venture that previously owned seven open-air shopping centers located in various locations are included in the results below for the period from January 1, 2014 through June 17, 2014. On June 18, 2014, the Company purchased a controlling ownership interest in these properties from its former joint venture partner. As a result, the Company now owns essentially all of the equity interest in these properties.
The results for the joint venture that previously owned Whitehall Mall, located in Whitehall, Pennsylvania are included in the results below for the period from January 1, 2014 through June 30, 2014. On December 1, 2014, the Company purchased the remaining ownership interest in this property from its former joint venture partner. As a result, the Company now owns all of the equity interest in this property.
The results for Seminole Towne Center are included below for all periods presented. The results for the indirect 12.5% ownership interest in certain real estate are included for the period from January 15, 2015 through June 30, 2015.

WP Glimcher Inc.
Condensed Notes to Unaudited Consolidated and Combined Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

The following table presents the combined statements of operations for the unconsolidated joint venture properties for the periods indicated above during which the Company accounted for these investments as unconsolidated entities for the three and six months ended June 30, 2015 and 2014:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Total revenues	$21,168	$14,028	$29,956	$30,759
Operating expenses	9,934	5,047	13,826	11,303
Depreciation and amortization	9,779	3,372	11,061	7,300
Operating income	1,455	5,609	5,069	12,156
Interest expense, net	(3,329)	(3,273)	(4,427)	(6,835)
Net (loss) income	(1,874)	2,336	642	5,321
Preferred dividends	(60)	—	(109)	—
Net (loss) income from the Company’s unconsolidated real estate entities	$(1,934)	$2,336	$533	$5,321
Our share of (loss) income from the Company's unconsolidated real estate entities	$(1,703)	$402	$(1,487)	$747

6.	Indebtedness

Mortgage Debt

Total mortgage indebtedness at June 30, 2015 and December 31, 2014 was as follows:

	June 30, 2015	December 31, 2014
Face amount of mortgage loans	$1,931,020	$1,431,516
Fair value adjustments, net	22,335	3,598
Carrying value of mortgage loans	$1,953,355	$1,435,114

A roll forward of mortgage indebtedness from December 31, 2014 to June 30, 2015 is summarized as follows:

Balance, December 31, 2014	$1,435,114
Debt assumptions at fair value	1,364,503
Repayment of debt	(418,606)
Debt issuances	390,000
Debt amortization payments	(10,724)
Debt transferred to unconsolidated entities	(795,711)
Amortization of fair value and other adjustments	(11,221)
Balance, June 30, 2015	$1,953,355
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

WP Glimcher Inc.
Condensed Notes to Unaudited Consolidated and Combined Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

On May 21, 2015, we refinanced Pearlridge Center’s existing $171.0 million mortgage maturing in 2015 with a new $225.0 million nonrecourse, interest-only loan with a 10-year term and a fixed interest rate of 3.53%. We also refinanced existing debt totaling $195.0 million on Scottsdale Quarter® maturing in 2015 with a new $165.0 million nonrecourse, interest-only loan with a 10-year term and a fixed interest rate of 3.53%. We used $21.2 million of the net proceeds from the refinancings to repay a portion of the outstanding balance on the Bridge Loan (defined below).

On June 1, 2015, we deconsolidated the O'Connor Properties, thereby transferring $795.7 million of mortgages to unconsolidated entities.

On June 30, 2015, we repaid the $20.0 million mezzanine loan on WestShore Plaza through a borrowing on the Revolver (defined below).

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

At June 30, 2015, borrowings under the Facility consisted of $433.8 million outstanding under the Revolver and $500.0 million outstanding under the Term Loan. On June 30, 2015, we had an aggregate available borrowing capacity of $463.1 million under the Facility, net of $3.1 million reserved for outstanding letters of credit. At June 30, 2015, the applicable interest rate on the Revolver was one-month LIBOR plus 1.05%, or 1.24%, and the applicable interest rate on the Term Loan was one-month LIBOR plus 1.15%, or 1.34%.

New Term Loan

On June 4, 2015, the Company borrowed $500 million under a new term loan (the "New Term Loan"), pursuant to a commitment received from bank lenders. The New Term Loan bears interest at one-month LIBOR plus 1.15% (1.34% at June 30, 2015) and will mature in March 2020. On June 19, 2015, the Company executed interest rate swap agreements totaling $500 million, with an effective date of July 6, 2015, which effectively fixed the interest rate on the New Term Loan at 2.26% through June 2018. The interest rate on the New Term Loan may vary based on the Company's credit rating. The Company used the proceeds on the New Term Loan to repay the remaining outstanding balance on the Bridge Loan (defined below).

Bridge Loan

On September 16, 2014, in connection with the execution of the Merger Agreement, WPG entered into a debt commitment letter, which was amended and restated on September 23, 2014 pursuant to which parties agreed to provide up to $1.25 billion in a senior unsecured bridge loan facility (the “Bridge Loan”). The Bridge Loan had a maturity date of January 14, 2016, the date that is 364 days following the closing date of the Merger.

On January 15, 2015, the Company borrowed $1.19 billion under the Bridge Loan in connection with the closing of the Merger. On March 24, 2015, the Company repaid $248.4 million of the outstanding borrowings using proceeds from the issuance of the Notes Payable (see below). On May 21, 2015, we repaid $21.2 million of the outstanding borrowings using excess proceeds from the refinancing of the mortgage on Pearlridge Center. On June 2, 2015, we repaid $431.8 million of outstanding borrowings using proceeds from the O'Connor Joint Venture transaction. On June 4, 2015, we repaid the remaining $488.6 million of borrowings using proceeds from the New Term Loan.

The Company incurred $10.4 million of Bridge Loan commitment, structuring and funding fees, of which $3.8 million incurred during 2014 were included in deferred costs and other assets in the accompanying consolidated balance sheet as of December 31, 2014. Upon the full repayment of the Bridge Loan, the Company accelerated amortization of the deferred loan

WP Glimcher Inc.
Condensed Notes to Unaudited Consolidated and Combined Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

costs, resulting in total amortization of $6.3 million and $10.4 million included in interest expense in the accompanying consolidated and combined statements of operations and comprehensive income for the three and six months ended June 30, 2015, respectively.

Notes Payable

On March 24, 2015, WPG L.P. closed on the private placement of $250 million of 3.850% senior unsecured notes (the "Notes Payable") at a 0.028% discount due April 1, 2020. WPG L.P. received net proceeds from the offering of $248.4 million, which it used to repay a portion of outstanding borrowings under the Bridge Loan. The Notes Payable contain certain customary covenants and events of default which, if any such event of default occurs, would permit or require the principal, premium, if any, and accrued and unpaid interest on all of the then-outstanding Notes Payable to be declared immediately due and payable (subject in certain cases to customary grace and cure periods).

Covenants

Our unsecured debt agreements contain financial and other covenants. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender including adjustments to the applicable interest rate. As of June 30, 2015, management believes the Company is in compliance with all covenants of its unsecured debt.

At June 30, 2015, certain of our consolidated subsidiaries were the borrowers under 36 non-recourse loans and one partial-recourse loan secured by mortgages encumbering 41 properties, including two separate pools of cross-defaulted and cross-collateralized mortgages encumbering a total of six properties. The total balance of mortgages was approximately $2.0 billion as of June 30, 2015. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt instruments contain financial and other non-financial covenants which are specific to the properties which serve as collateral for that debt. Our existing non-recourse mortgage loans generally prohibit our subsidiaries that are borrowers thereunder from incurring additional indebtedness, subject to certain customary and limited exceptions. In addition, certain of these instruments limit the ability of the applicable borrower's parent entity from incurring mezzanine indebtedness unless certain conditions are satisfied, including compliance with maximum loan to value ratio and minimum debt service coverage ratio tests. Further, under certain of these existing agreements, if certain cash flow levels in respect of the applicable mortgaged property (as described in the applicable agreement) are not maintained for at least two consecutive quarters, the lender could accelerate the debt and enforce its right against its collateral. If the borrower fails to comply with these covenants, the lender could accelerate the debt and enforce its right against their collateral. At June 30, 2015, management believes the applicable borrowers under these non-recourse mortgage loans were in compliance with all covenants where non-compliance could individually, or giving effect to applicable cross-default provisions in the aggregate, have a material adverse effect on our financial condition, results of operations or cash flows.

Fair Value of Debt

The carrying values of our variable-rate loans approximate their fair values. We estimate the fair values of fixed-rate mortgages using cash flows discounted at current borrowing rates. The book value of our fixed-rate mortgages was $1.7 billion and $1.4 billion as of June 30, 2015 and December 31, 2014, respectively. The fair values of these financial instruments and the related discount rate assumptions as of June 30, 2015 and December 31, 2014 are summarized as follows:

	June 30, 2015	December 31, 2014
Fair value of fixed-rate mortgages	$1,829,443	$1,503,944
Weighted average discount rates assumed in calculation of fair value for fixed-rate mortgages	3.37%	3.36%

WP Glimcher Inc.
Condensed Notes to Unaudited Consolidated and Combined Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

7.	Derivative Financial Instruments

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in other comprehensive income ("OCI") or other comprehensive loss (“OCL”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Net realized gains or losses resulting from derivatives that were settled in conjunction with planned fixed-rate financings or refinancings continue to be included in accumulated other comprehensive income ("AOCI") during the term of the hedged debt transaction. Any ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company had no material hedge ineffectiveness in earnings during the three and six months ended June 30, 2015 and 2014.

Amounts reported in AOCI relate to derivatives that will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt. Realized gains or losses on settled derivative instruments included in AOCI are recognized as an adjustment to income over the term of the hedged debt transaction. During the next twelve months, the Company estimates that an additional $3.1 million will be reclassified as an increase to interest expense.

During the six months ended June 30, 2015, the Company entered into five three-year forward starting swaps, two five-year forward starting swaps and two ten-year forward starting swaps. The two five-year forward starting swaps were terminated upon the private placement of the Notes Payable during the six months ended June 30, 2015. As of June 30, 2015, the Company had seven outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk with a notional value of $650,000.

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the consolidated balance sheet as of June 30, 2015:

Derivatives designated as hedging instruments:		Balance Sheet Location	As of June 30, 2015
Interest rate products	Asset Derivatives	Deferred costs and other assets	$3,856
Interest rate products	Liability Derivatives	Accounts payable, accrued expenses, intangibles and deferred revenues	$207

The asset derivative instruments were reported at their fair value of $3,856 in deferred costs and other assets at June 30, 2015 with a corresponding adjustment to OCI for the unrealized gains and losses (net of noncontrolling interest allocation). The

WP Glimcher Inc.
Condensed Notes to Unaudited Consolidated and Combined Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

liability derivative instruments were reported at their fair value of $207 in accounts payable, accrued expenses, intangibles, and deferred revenues at June 30, 2015 with a corresponding adjustment to OCL for the unrealized gains and losses (net of noncontrolling interest allocation). There were no outstanding derivatives as of December 31, 2014. Over time, the unrealized gains and losses held in AOCI will be reclassified to earnings. This reclassification will correlate with the recognition of the hedged interest payments in earnings.

During the three months ended June 30, 2015, the Company amortized $29 of OCI into interest expense related to the five year swaps associated with the Notes Payable.  The Company recognized OCI of $4.8 million related to the two remaining ten-year forward starting swaps to adjust the carrying amount of the interest rate swaps to their fair values at June 30, 2015 and OCL of $207 for the five remaining three-year swaps associated with the New Term Loan to adjust the carrying amount of the interest rate swaps to their fair values at June 30, 2015.  There was no derivative activity during 2014.

During the six months ended June 30, 2015, the Company recognized OCI of $593, of which $32 has been amortized into interest expense related to the five year swaps associated with the Notes Payable.  The Company recognized OCI of $3.9 million related to the two remaining ten-year forward starting swaps to adjust the carrying amount of the interest rate swaps to their fair values at June 30, 2015 and OCL of $207 related to the five remaining three-year swaps associated with the New Term Loan to adjust the carrying amount of the interest rate swaps to their fair values at June 30, 2015.  There was no derivative activity during 2014.

The tables below present the effect of the Company's derivative financial instruments on the consolidated and combined statements of operations and comprehensive income for the three and six months ended June 30, 2015:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three months ending		Three months ending		Three months ending
	June 30,		June 30,		June 30,
	2015		2015		2015
Interest rate products	$4,615	Interest expense	$(29)	Interest expense	$—

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCL into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Six months ending		Six months ending		Six months ending
	June 30,		June 30,		June 30,
	2015		2015		2015
Interest rate products	$4,211	Interest expense	$(32)	Interest expense	$—

Non-Designated Hedges

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks, but do not meet the strict hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of June 30, 2015, the Company has two

WP Glimcher Inc.
Condensed Notes to Unaudited Consolidated and Combined Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

interest rate derivatives with a combined notional amount of $122,500 that are not designated as cash flow hedges. These non-designated hedges consist of two interest rate caps that were assumed in the Merger. The fair value of these hedges as of June 30, 2015 is zero and there has been no change in fair value for the three and six months ended June 30, 2015.

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

As of June 30, 2015, the fair value of derivatives in a net liability position, plus accrued interest but excluding any adjustment for nonperformance risk, related to these agreements was $184. As of June 30, 2015, the Company has not posted any collateral related to these agreements. The Company is not in default with any of these provisions. If the Company had breached any of these provisions at June 30, 2015, it would have been required to settle its obligations under the agreements at their termination value of $184.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2015, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The Company values its derivative instruments on a recurring basis, net using significant other observable inputs (Level 2).

The table below presents the Company’s assets and liabilities measured at fair value as of June 30, 2015 aggregated by the level in the fair value hierarchy within which those measurements fall:

	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2015
Asset Derivatives	$—	$3,856	$—	$3,856
Liability Derivatives	$—	$207	$—	$207

WP Glimcher Inc.
Condensed Notes to Unaudited Consolidated and Combined Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

8.	Equity

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

The Merger

Related to the Merger completed on January 15, 2015, the Company issued 29,942,877 common shares, 4,700,000 shares of 8.125% Series G Cumulative Redeemable Preferred Stock (the "Series G Preferred Shares"), 4,000,000 shares of 7.5% Series H Cumulative Redeemable Preferred Stock, 3,800,000 shares of 6.875% Series I Cumulative Redeemable Preferred Stock, 1,621,695 common units of WPG L.P.’s limited partnership interest, and 130,592 WPG L.P. 7.3% Series I‑1 Preferred Units. The preferred shares and units were issued as consideration for similarly-named preferred interests of Glimcher that were outstanding at the Merger date.
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

Exchange Rights
Subject to the terms of the limited partnership agreement of WPG L.P., limited partners in WPG L.P. have the right to exchange all or any portion of their units for shares of common stock on a one‑for‑one basis or cash, as determined by the Company. Therefore, the common units are considered share equivalents and classified as noncontrolling interests within permanent equity. The amount of cash to be paid if the exchange right is exercised and the cash option is selected will be based on the trading price of our common stock at that time. At June 30, 2015, we had reserved 34,844,447 shares of common stock for possible issuance upon the exchange of units.

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

WP Glimcher Inc.
Condensed Notes to Unaudited Consolidated and Combined Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

Long Term Incentive Awards

Time Vested LTIP Awards

During the six months ended June 30, 2015, the Company awarded 203,215 time-vested LTIP units ("Inducement LTIP Units") to certain executive officers and employees of the Company under the Plan, pursuant to LTIP Unit Award Agreements between the Company and each of the grant recipients. These awards will vest and the related fair value will be expensed over a four-year vesting period, except in certain instances that result in accelerated vesting due to severance arrangements.

Performance Based Awards

During the six months ended June 30, 2015, the Company authorized the award of LTIP units subject to certain market conditions under ASC 718 ("Performance LTIP Units") to certain executive officers and employees of the Company in the maximum total amount of 304,818 units, to be earned and related fair value expensed over the applicable performance periods, except in certain instances that result in accelerated vesting due to severance arrangements.

Annual LTIP Unit Awards

On March 27, 2015, the Company approved the performance criteria and maximum dollar amount of the 2015 annual LTIP unit awards, ranging from 30%-300% of annual base salary, for certain executive officers and employees of the Company. Any 2015 annual LTIP unit awards earned will be granted in 2016 and vest one-third on each of January 1, 2017, 2018 and 2019. The fair value of the awards will be expensed over the period from March 27, 2015 when service began through the end of the vesting period, except in certain instances that result in accelerated vesting due to severance arrangements.

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
LTIP/WPG Restricted Share Award Related Compensation Expense

The Company recorded compensation expense related to all LTIP and WPG Restricted Shares of approximately $2.8 million and $5.1 million for the three and six months ended June 30, 2015, respectively, which expense are included in general and administrative expense and merger and transaction costs in the accompanying consolidated and combined statements of operations and comprehensive income.
Stock Options

As part of the Merger, outstanding stock options held by certain former Glimcher employees were converted into 1,125,014 WPG stock options. During the six months ended June 30, 2015, 393,000 stock options were granted from the Plan to employees, employees exercised 196,341 stock options and 157,584 stock options were canceled, forfeited or expired. As of June 30, 2015, there were 1,164,089 stock options outstanding.

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

WP Glimcher Inc.
Condensed Notes to Unaudited Consolidated and Combined Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

On February 24, 2015, the Company’s Board of Directors declared the following cash dividends per share/unit:

Security Type	Dividend per Share/Unit	For the Quarter Ended	Record Date	Payable Date
Common Shares/Units (1)	$0.1100	March 31, 2015	March 6, 2015	March 16, 2015
Series G Preferred Shares	$0.5078	March 31, 2015	March 31, 2015	April 15, 2015
Series H Preferred Shares	$0.4688	March 31, 2015	March 31, 2015	April 15, 2015
Series I Preferred Shares	$0.4297	March 31, 2015	March 31, 2015	April 15, 2015
Series I‑1 Preferred Units	$0.4563	March 31, 2015	March 31, 2015	April 15, 2015

(1)	Represents a prorated dividend for the period from January 15, 2015 through March 31, 2015, which is in addition to the $0.14 stub dividend paid on January 22, 2015.
On May 21, 2015, the Company’s Board of Directors declared the following cash dividends per share/unit:

Security Type	Dividend per Share/Unit	For the Quarter Ended	Record Date	Payable Date
Common Shares/Units	$0.2500	June 30, 2015	June 3, 2015	June 15, 2015
Series H Preferred Shares (2)	$0.4688	June 30, 2015	June 30, 2015	July 15, 2015
Series I Preferred Shares (2)	$0.4297	June 30, 2015	June 30, 2015	July 15, 2015
Series I‑1 Preferred Units (2)	$0.4563	June 30, 2015	June 30, 2015	July 15, 2015

(2)	Amounts total $3.0 million and are recorded as distributions payable in the accompanying consolidated balance sheets as of June 30, 2015.
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

Two shareholder lawsuits challenging the Merger‑related transactions have been filed in Maryland state court, respectively captioned Zucker v. Glimcher Realty Trust et al., 24‑C‑14‑005675 (Circ. Ct. Baltimore City), filed on October 2, 2014, and Motsch v. Glimcher Realty Trust et al., 24‑C‑14‑006011 (Circ. Ct. Baltimore City), filed on October 23, 2014. The actions were consolidated, and on November 12, 2014 plaintiffs filed a consolidated shareholder class action and derivative complaint, captioned In re Glimcher Realty Trust Shareholder Litigation, 24‑C‑14‑005675 (Circ. Ct. Baltimore City) (the “Consolidated Action”). The Consolidated Action names as defendants the then members of the Glimcher Board of Trustees (the "trustees"), and alleges these defendants breached fiduciary duties. Specifically, plaintiffs in the Consolidated Action allege that the trustees of Glimcher agreed to sell Glimcher for inadequate consideration and agreed to improper deal protection provisions that precluded other bidders from making successful offers. Plaintiffs further allege that the sales process was flawed and conflicted in several respects, including the allegation that the trustees failed to canvas the market for potential buyers, failed to secure a “go‑shop” provision in the merger agreement allowing Glimcher to seek alternative bids after signing the merger agreement, and were improperly influenced by WPG’s early suggestion that the surviving entity would remain headquartered in Ohio and would retain a significant portion of Glimcher management, including the retention of Michael Glimcher as CEO of the surviving entity and positions for Michael Glimcher and another trustee of Glimcher on the board of the surviving entity. Plaintiffs in the Consolidated Action additionally allege that the Preliminary Registration Statement filed with the Securities and Exchange Commission (the "SEC") on October 28, 2014, failed to disclose material information concerning, among other things, (i) the process leading up to the consummation of the Merger Agreement; (ii) the financial analyses performed by Glimcher’s financial advisors; and (iii) certain financial projections prepared by Glimcher and WPG management allegedly relied on by Glimcher's financial advisors. The Consolidated Action also names as defendants Glimcher, WPG and certain of their affiliates, and alleges that these defendants aided and abetted the purported

WP Glimcher Inc.
Condensed Notes to Unaudited Consolidated and Combined Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

breaches of fiduciary duty. Plaintiffs sought, among other things, an order enjoining or rescinding the transaction, damages, and an award of attorney’s fees and costs.

On December 22, 2014, defendants, including the Company, in the Consolidated Action, by and through counsel, entered into a memorandum of understanding (the “MOU”) with plaintiffs in the Consolidated Action providing for the settlement of the Consolidated Action. Under the terms of the MOU, and to avoid the burden and expense of further litigation, the Company and Glimcher agreed to make certain supplemental disclosures related to the then-proposed Merger, all of which were set forth in a Current Report on Form 8‑K filed by Glimcher with the SEC on December 23, 2014. On January 12, 2015, at the Special Meeting of Glimcher shareholders, the shareholders voted to approve the Merger, and on January 15, 2015 the Merger closed.

The MOU contemplated that the parties would enter into a stipulation of settlement. The parties entered into such a stipulation on March 30, 2015. The stipulation of settlement was subject to customary conditions, including court approval following notice to Glimcher’s common shareholders. Additionally, in connection with the settlement, the parties contemplate that plaintiffs’ counsel will file a petition in the Circuit Court for Baltimore City for an award of attorneys’ fees in an amount not to exceed $425 and reasonable, documented expenses in an amount not to exceed $20, to be paid by the Company. Accordingly, the Company accrued $445 related to this matter, which expense is included in merger and transaction costs for the six months ended June 30, 2015 in the accompanying consolidated and combined statements of operations and comprehensive income. On June 17, 2015, plaintiffs’ counsel requested a fee award of $425 plus expenses of $18, which amounts are covered by our accrual. A hearing was held on July 17, 2015 at which the Circuit Court for Baltimore City considered the fairness, reasonableness, and adequacy of the settlement. Following the hearing, the court issued an Order and Final Judgment approving the settlement and dismissing the Consolidated Action. The Order and Final Judgment approved plaintiffs’ fee award and expenses in the aggregate amount of $443, which the Company paid on July 23, 2015.

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

10.    Related Party Transactions

As described in Note 1 - "Organization" and Note 2 - "Basis of Presentation and Principles of Consolidation and Combination," the accompanying consolidated and combined financial statements include the operations of SPG Businesses as carved-out from the financial statements of SPG for the periods prior to the separation and the operations of the properties under the Company's ownership subsequent to the separation. Transactions between the properties have been eliminated in the consolidated and combined presentation.

For periods prior to the separation, a fee for certain centralized SPG costs for activities such as common costs for management and other services, national advertising and promotion programs, consulting, accounting, legal, marketing and management information systems has been charged to the properties in the combined financial statements. In addition, certain commercial general liability and property damage insurance is provided to the properties by an indirect subsidiary of SPG. In connection with the separation, WPG and SPG entered into property management agreements under which SPG manages our legacy SPG mall properties. Additionally, WPG and SPG entered into a transition services agreement pursuant to which SPG provides to WPG, on an interim, transitional basis after the separation date, various services including administrative support for the strip centers, information technology, accounts payable and other financial functions, as well as engineering support, quality assurance support and other administrative services. Under the transition services agreement, SPG charges WPG, based upon SPG's allocation of certain shared costs such as insurance premiums, advertising and promotional programs, leasing and development fees. Amounts charged to expense for property management and common costs, services, and other as well as insurance premiums are included in property operating costs in the consolidated and combined statements of operations and comprehensive loss. Additionally, leasing and development fees charged by SPG are capitalized by the property.

WP Glimcher Inc.
Condensed Notes to Unaudited Consolidated and Combined Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

Charges for properties which are consolidated and combined for each of the periods presented are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Property management and common costs, services and other	$5,620	$4,794	$12,549	$10,222
Insurance premiums	$2,269	$2,220	$4,538	$4,439
Advertising and promotional programs	$210	$210	$429	$443
Capitalized leasing and development fees	$2,177	$5,657	$3,808	$6,112

Charges for unconsolidated properties for each of the periods presented are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Property management costs, services and other	$191	$801	$413	$1,826
Insurance premiums	$3	$54	$6	$109
Advertising and promotional programs	$10	$13	$20	$26
Capitalized leasing and development fees	$10	$46	$12	$97

At June 30, 2015 and December 31, 2014, $4,343 and $4,715, respectively, were payable to SPG and its affiliates and are included in accounts payable, accrued expenses, intangibles, and deferred revenues in the accompanying consolidated balance sheets.

WP Glimcher Inc.
Condensed Notes to Unaudited Consolidated and Combined Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

11.    Earnings (Loss) Per Share

We determine basic earnings (loss) per share based on the weighted average number of shares of common stock outstanding during the period and we consider any participating securities for purposes of applying the two-class method. We determine diluted earnings (loss) per share based on the weighted average number of shares of common stock outstanding combined with the incremental weighted average shares that would have been outstanding assuming all potentially dilutive securities were converted into common shares at the earliest date possible. As described in Note 1 - "Organization," the common shares and units outstanding at the separation date are reflected as outstanding for all periods prior to the separation. The following table sets forth the computation of our basic and diluted earnings (loss) per share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Earnings (Loss) Per Share, Basic:
Net income (loss) attributable to common shareholders - basic	$3,901	$69,801	$(8,369)	$104,193
Weighted average shares outstanding - basic	184,250,542	155,162,597	181,925,733	155,162,597
Earnings (loss) per common share, basic	$0.02	$0.45	$(0.05)	$0.67

Earnings (Loss) Per Share, Diluted:
Net income (loss) attributable to common shareholders - basic	$3,901	$69,801	$(8,369)	$104,193
Net income (loss) attributable to common unitholders	1,048	14,480	(1,248)	21,590
Net income (loss) attributable to common shareholders - diluted	$4,949	$84,281	$(9,617)	$125,783
Weighted average shares outstanding - basic	184,250,542	155,162,597	181,925,733	155,162,597
Weighted average operating partnership units outstanding	34,396,029	31,717,360	34,263,688	31,646,815
Weighted average additional dilutive securities outstanding	1,604,942	10,128	—	5,092
Weighted average shares outstanding - diluted	220,251,513	186,890,085	216,189,421	186,814,504
Earnings (loss) per common share, diluted	$0.02	$0.45	$(0.05)	$0.67

For the three and six months ended June 30, 2015 and 2014, additionally potentially dilutive securities include unvested restricted shares, outstanding stock options, restricted stock units and performance based and annual LTIP unit awards. For the six months ended June 30, 2015, diluted shares exclude the impact of any such securities because their effect would be anti-dilutive. We accrue dividends when they are declared.

12.    Subsequent Events

On July 23, 2015, the Company paid a plaintiffs' fee award and expenses in the aggregate amount of $443 to conclude the Consolidated Action (see the "Litigation" section within Note 9 - "Commitments and Contingencies").

On July 31, 2015, the Company repaid the $115.0 million mortgage on Clay Terrace and, on August 3, 2015, the Company repaid the $24.5 million mortgage on Bloomingdale Court. The repayments were funded with an additional borrowing on the Revolver.

WP Glimcher Inc.
Condensed Notes to Unaudited Consolidated and Combined Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

On August 3, 2015, the Company’s Board of Directors declared the following cash dividends per share/unit:

Security Type	Dividend per Share/Unit	For the Quarter Ended	Record Date	Payable Date
Common Shares/Units	$0.2500	September 30, 2015	September 2, 2015	September 15, 2015
Series H Preferred Shares	$0.4688	September 30, 2015	September 30, 2015	October 15, 2015
Series I Preferred Shares	$0.4297	September 30, 2015	September 30, 2015	October 15, 2015
Series I‑1 Preferred Units	$0.4563	September 30, 2015	September 30, 2015	October 15, 2015

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated and combined financial statements and notes thereto included in this report.

Overview - Basis of Presentation

WP Glimcher Inc. (formerly named Washington Prime Group Inc.) (“WPG” or the “Company”) is an Indiana corporation that operates as a self‑administered and self‑managed real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended. REITs will generally not be liable for federal corporate income taxes as long as they continue to distribute not less than 100% of their taxable income and satisfy certain other requirements. Washington Prime Group, L.P. (“WPG L.P.”) is our majority‑owned partnership subsidiary that owns, through its affiliates, all of our real estate properties and other assets. WPG owns, develops and manages retail real estate properties. As of June 30, 2015, our assets consisted of interests in 121 shopping centers in the United States, consisting of strip centers and malls.
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
The consolidated and combined financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The consolidated balance sheet as of June 30, 2015 includes the accounts of the Company and WPG L.P., as well as their wholly owned subsidiaries. The consolidated and combined statements of operations include the consolidated accounts of the Company and the combined accounts of SPG Businesses. Accordingly, the results presented for the periods ended June 30, 2014 reflect the aggregate operations and changes in cash flows on a carve-out basis of the SPG Businesses for the period from January 1, 2014 through May 27, 2014 and of the Company on a consolidated basis subsequent to May 27, 2014. The financial statements for the periods prior to the separation are prepared on a carve-out basis from the consolidated financial statements of SPG using the historical results of operations and bases of the assets and liabilities of the transferred businesses and including allocations from SPG. All intercompany transactions have been eliminated in consolidation and combination. In the opinion of management, the consolidated and combined financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods presented. The Company believes that the disclosures made are adequate to prevent the information presented from being misleading.

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
Prior to the separation, WPG entered into agreements with SPG under which SPG provides various services to us relating primarily to the legacy SPG Businesses, including accounting, asset management, development, human resources, information technology, leasing, legal, marketing, public reporting and tax. The charges for the services are based on an hourly or per transaction fee arrangement and pass-through of out-of-pocket costs.
In connection with the separation, we incurred $39.9 million of expenses, including investment banking, legal, accounting, tax and other professional fees, which are included in spin-off costs for the three and six months ended June 30, 2014 in the consolidated and combined statements of operations.

At the time of the separation, our assets consisted of interests in 98 shopping centers. In addition to the above properties, the combined historical financial statements include an interest in one shopping center held within a joint venture portfolio of properties which was sold on February 28, 2014.

The Merger

On January 15, 2015, the Company acquired Glimcher Realty Trust (“Glimcher”), pursuant to a definitive agreement and plan of merger with Glimcher and certain affiliated parties of each dated September 16, 2014 (the “Merger Agreement”), in a stock and cash transaction valued at approximately $4.2 billion, including the assumption of debt (the “Merger”). In the Merger, Glimcher common shareholders received, for each Glimcher common share, $14.02 consisting of $10.40 in cash and 0.1989 of a share of the Company’s common stock valued at $3.62 per Glimcher common share, based on the closing price of the Company’s common stock on the Merger closing date. Approximately 29.9 million shares of WPG common stock were issued to Glimcher shareholders in the Merger. Additionally included in consideration were operating partnership units and preferred stock as noted below. In connection with the closing of the Merger, an indirect subsidiary of WPG was merged into Glimcher’s operating partnership. In the Merger, we acquired 23 shopping centers comprised of approximately 15.8 million square feet of gross leasable area and assumed additional mortgages on 14 properties with a fair value of approximately $1.4 billion. The combined company, which was renamed WP Glimcher Inc. post-Merger upon receiving shareholder approval, is comprised of approximately 68 million square feet of gross leasable area (compared to approximately 53 million square feet for the Company as of December 31, 2014) and has a combined portfolio of 121 properties as of June 30, 2015.
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
The cash portion of the Merger consideration was funded by the Property Sale and draws under the Bridge Loan (see "Financing and Debt" below). During the three and six months ended June 30, 2015, the Company incurred $4.9 million and $25.7 million of costs in connection with the Merger, respectively, which are included in merger and transaction costs in the consolidated and combined statements of operations and comprehensive income.
On June 1, 2015, the Company announced a management transition plan through which Mark S. Ordan, the Executive Chairman of the Board, will transition to serve as an active non-executive Chairman of the Board and will provide consulting services to the Company under a transition and consulting agreement, effective as of January 1, 2016. Michael P. Glimcher will continue to serve as the Company’s Vice Chairman and Chief Executive Officer. In addition, the Company expects a further reduction in overhead related to its Bethesda, Maryland-based transition operations led by C. Marc Richards, the Company’s Executive Vice President and Chief Administrative Officer, who is anticipated to depart the Company upon substantial completion of integration activities. These management changes are expected to result in severance and related charges for 2015 of up to $8.0 million, consisting of approximately $4.0 million in cash severance and $4.0 million in non-cash stock compensation charges, with reduced overhead expenses beginning in 2016 anticipated to enable the Company to achieve its originally projected Merger synergies. During the second quarter of 2015, the Company incurred $4.2 million of such severance costs, which are included in the total merger and transaction costs disclosed above. In addition to our headquarters in Columbus, Ohio, the Company will be opening a new leasing, management and operations office in Indianapolis, Indiana in December 2015.
See Part II, Item 1, “Legal Proceedings” for a discussion of Merger‑related litigation.
The O'Connor Joint Venture
On June 1, 2015, we completed a joint venture transaction with O'Connor Mall Partners, L.P. ("O'Connor"), a third party, with respect to the ownership and operation of five of the Company’s malls and certain related out-parcels (the "O'Connor Joint Venture") acquired in the Merger, which are valued at approximately $1.625 billion, consisting of the following: The Mall at Johnson City located in Johnson City, Tennessee; Pearlridge Center located in Aiea, Hawaii; Polaris Fashion Place® located in Columbus, Ohio; Scottsdale Quarter® located in Scottsdale, Arizona and Town Center Plaza (which consists of Town Center Plaza and the adjacent Town Center Crossing) located in Leawood, Kansas (collectively the "O'Connor Properties"). Under the terms of the joint venture agreement, we retained a 51% interest and sold a 49% interest to O'Connor. In addition, the Company received reimbursement for 49% of costs incurred as of June 1, 2015 related to development activity at Scottsdale Quarter®. The transaction generated net proceeds, after taking into consideration the assumption of debt (including the new loans on Pearlridge Center and Scottsdale Quarter®) and costs associated with the transaction, of approximately $432 million (including $28.7 million for the partial reimbursement of the Scottsdale Quarter® development costs), which was used to repay a portion of the Bridge Loan (defined below). Since we no longer control the operations of the O'Connor Properties, we deconsolidated the properties and recorded a gain related to this sale of $5.1 million, which is included in gain upon acquisition of controlling interests and on sale of interests in properties within the consolidated and combined statements of operations and comprehensive income. We retained management and leasing responsibilities for the O'Connor Properties.
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

Core business fundamentals in the overall portfolio during the first six months of 2015 were generally stable compared to the first six months of 2014. Ending occupancy for the core properties was 92.3% as of June 30, 2015, as compared to 92.9% as of June 30, 2014. Average base minimum rent per square foot improved across the core portfolio as the properties saw an increase of 1.5%. Comparable NOI was flat for the core portfolio and decreased 0.9% when including the non-core properties.

The following table sets forth key operating statistics for the combined portfolio of core properties or interests in properties (excluding the statistics of seven non-core properties):

	June 30, 2015	June 30, 2014	% Change
Ending occupancy (1)	92.3%	92.9%	(0.6)%
Average base minimum rent per square foot (2)	$21.32	$21.00	1.5%

(1)
Ending occupancy is the percentage of gross leasable area, or GLA, which is leased as of the last day of the reporting period. We include all company owned space except for mall anchors, mall majors, mall freestanding office and mall outlots in the calculation of ending occupancy. Strip center GLA included in the calculation relates to all company owned space other than office space. When including the seven non-core properties, occupancy at June 30, 2015 was 91.5%.

(2)	Average base minimum rent per square foot is the average base minimum rent charge in effect for the reporting period for all tenants that would qualify to be included in ending occupancy.

Current Leasing Activities

During the six months ended June 30, 2015, we signed 150 new leases and 354 renewal leases with a fixed minimum rent (excluding mall anchors and majors, new development, redevelopment, expansion, downsizing, and relocation) across the portfolio, comprising approximately 1,512,000 square feet. The average annual initial base minimum rent for new leases was $21.93 psf and for renewed leases was $25.83 psf. For these leases, the average for tenant allowances was $17.33 psf for new leases and $0.12 psf for renewals for our community centers and $37.44 psf for new leases and $4.87 psf for renewals for our mall properties during the six months ended June 30, 2015.

Results of Operations

Activities Affecting Results

The following acquisitions, dispositions and developments affected our results in the comparative periods:

•
On June 1, 2015, we completed the transaction forming the O'Connor Joint Venture with regard to the ownership and operation of the O'Connor Properties, consisting of five of our malls and certain related out-parcels acquired in the Merger. Under the terms of the joint venture agreement, we retained a 51% interest and sold a 49% interest to O'Connor, the third party partner.

•
On January 15, 2015, we acquired 23 properties in the Merger. Total revenues and net loss (excluding transaction costs and costs of corporate borrowing) from these properties from the date of the Merger of $71.2 million and $9.1 million, respectively, for the three months ended June 30, 2015 and $140.0 million and $1.3 million, respectively, for the six months ended June 30, 2015 are included in the consolidated and combined statements of operations and comprehensive income. The primary driver of the net loss is depreciation and amortization on the newly acquired assets recorded at fair value. Thus, the operating results of the properties are contributing positive FFO for the Company.

•	On January 13, 2015, we acquired Canyon View Marketplace, a 43,000 square foot shopping center located in Grand Junction, Colorado.

•	On December 31, 2014, Fairfield Town Center, a development property located in Houston, Texas, was partially put into service.

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

In addition to the above, the following disposition of an interest in a joint venture property affected our income from unconsolidated entities in the comparative periods:

•
On February 28, 2014, SPG disposed of its interest in one unconsolidated shopping center held within a portfolio of interests in properties, the remainder of which is included within those properties distributed by SPG to WPG.

For the purposes of the following comparisons, the above transactions (excluding the Merger transaction and the O'Connor Joint Venture transaction) are referred to as the "Property Transactions." In the following discussions of our results of operations, "comparable" refers to properties we owned and operated throughout both of the periods under comparison.

Certain of our tenants filed for bankruptcy during the first half of 2015, resulting in approximately 500,000 square feet of vacancy. The projected impact of lost revenue from these tenants in calendar year 2015 is approximately $12.6 million. We have made progress re-leasing this space, primarily with permanent tenants as well as with some temporary tenants. We have commitments on over 90% of the space lost, which replaces over 65% of the lost revenue. We estimate that the impact of the bankruptcies will be a net reduction to comparable NOI growth for calendar year 2015 of more than 1%. The bankruptcies had the most significant impact during the three months ended June 30, 2015, resulting in a net reduction to comparable NOI growth for the quarter of approximately 2%, as most of the replacement tenants will open in late 2015 and 2016.

Three Months Ended June 30, 2015 vs. Three Months Ended June 30, 2014

Minimum rents increased $55.3 million, of which the Merger properties accounted for $49.8 million and the Property Transactions accounted for $8.0 million. Comparable rents decreased $2.5 million, or 2.3%, primarily attributable to a slight decrease in base minimum rents. Overage rents increased $1.2 million, primarily attributable to the Merger properties. Tenant reimbursements increased $20.2 million due to an $18.5 million increase attributable to the Merger properties and a $2.5 million increase attributable to the Property Transactions, partially offset by a $0.8 million decrease from comparable properties. Other income increased $2.8 million due to $2.1 million attributable to the Merger properties and $0.7 million primarily from the Property Transactions.

Total operating expenses increased $50.0 million, of which $10.4 million was attributable to general and administrative expenses associated with WPG operating as a separate, publicly-traded company and $4.9 million was attributable to transaction costs associated with the Merger. Of the remaining $34.7 million increase, $67.0 million was attributable to the Merger properties and $8.7 million was attributable to the Property Transactions. These amounts are partially offset by the $39.9 million of spin-off costs incurred during the 2014 period related to our separation from Simon and a net $1.1 million decrease attributable to the comparable properties primarily due to decreased depreciation and amortization on assets becoming fully depreciated.

Interest expense increased $16.1 million, of which $11.4 million was attributable to net borrowings on the Bridge Loan, Notes Payable and New Term Loan (all defined below) to finance the Merger transaction, $5.9 million was attributable to the additional property mortgages assumed in the Merger, $2.5 million was attributable to borrowings on the Facility (defined below) and $0.8 million was attributable to the Property Transactions. These increases were partially offset by a $4.4 million decrease attributable to the repayment and refinancing of certain mortgages in 2014 and a $0.1 million decrease primarily attributable to lower interest on the amortizing loan balances of the comparable properties.

Gain upon acquisition of controlling interests and on sale of interests in properties recognized in the 2015 period consists of the $5.1 million gain related to the O'Connor Joint Venture transaction. The aggregate gain recognized in the 2014 period of $91.3 million consists of $2.4 million from the sale of New Castle Plaza and $88.9 million from the acquisition of controlling interests in Clay Terrace and a portfolio of seven open-air shopping centers.

Net income (loss) attributable to noncontrolling interests primarily relates to the allocation of income (loss) to third parties based on their respective weighted average ownership interest in WPG L.P., which percentage decreased slightly due to the capital transactions related to the Merger.

Preferred share dividends relate to the 8.125% Series G Cumulative Redeemable Preferred Stock (the "Series G Preferred Shares"), the 7.5% Series H Cumulative Redeemable Preferred Stock (the "Series H Preferred Shares") and the 6.875% Series I Cumulative Redeemable Preferred Stock (the "Series I Preferred Shares") issued in connection with the Merger. Preferred dividends totaling $3.9 million decreased net income to common shareholders during the quarter ended June 30, 2015. The unpaid portion of these preferred dividends is included in distributions payable in the consolidated balance sheet as of June 30, 2015. See “Equity Activity - Dividends” below. The Series G Preferred Shares were redeemed in full on April 15, 2015.

Six Months Ended June 30, 2015 vs. Six Months Ended June 30, 2014

Minimum rents increased $111.3 million, of which the Merger properties accounted for $97.5 million and the Property Transactions accounted for $17.1 million. Comparable rents decreased $3.3 million, or 1.5%, primarily attributable to a slight decrease in base minimum rents. Overage rents increased $2.3 million, primarily attributable to the Merger properties. Tenant reimbursements increased $42.3 million due to a $37.7 million increase attributable to the Merger properties and a $5.6 million increase attributable to the Property Transactions, partially offset by a $1.0 million decrease from comparable properties. Other income increased $3.2 million due to $3.0 million attributable to the Merger properties and $0.7 million attributable to the Property Transactions, partially offset by a net $0.5 million decrease in miscellaneous income.

Total operating expenses increased $156.9 million, of which $20.1 million was attributable to general and administrative expenses associated with WPG operating as a separate, publicly-traded company and $25.7 million was attributable to transaction costs associated with the Merger. Of the remaining $111.1 million increase, $132.3 million was attributable to the Merger properties and $19.0 million was attributable to the Property Transactions. These amounts are partially offset by the $39.9 million of spin-off costs incurred during the 2014 period related to our separation from Simon and a net $0.3 million decrease attributable to the comparable properties primarily due to decreased depreciation and amortization on assets becoming fully depreciated.

Interest expense increased $39.3 million, of which $18.8 million was attributable to net borrowings on the Bridge Loan, Notes Payable and New Term Loan (all defined below) to finance the Merger transaction and $13.5 million was attributable to the additional property mortgages assumed in the Merger. Of the remaining $7.0 million increase, $4.4 million was attributable to mortgages placed on seven previously unencumbered properties during 2014, $6.8 million was attributable to borrowings on the Facility (defined below) and $2.3 million was attributable to the Property Transactions. These increases were partially offset by a $6.2 million decrease attributable to the repayment and refinancing of certain mortgages in 2014 and a $0.3 million decrease primarily attributable to lower interest on the amortizing loan balances of the comparable properties.

Gain upon acquisition of controlling interests and on sale of interests in properties recognized in the 2015 period consists of the $5.1 million gain related to the O'Connor Joint Venture transaction. The aggregate gain recognized in the 2014 period of $91.5 million consists of $2.4 million from the sale of New Castle Plaza, $88.9 million from the acquisition of controlling interests in Clay Terrace and a portfolio of seven open-air shopping centers and $0.2 million from the sale of our interest in one unconsolidated shopping center.

Net income (loss) attributable to noncontrolling interests primarily relates to the allocation of income (loss) to third parties based on their respective weighted average ownership interest in WPG L.P., which percentage decreased slightly due to the capital transactions related to the Merger.

Preferred share dividends relate to the Series G Preferred Shares, the Series H Preferred Shares and the Series I Preferred

Shares issued in connection with the Merger. Preferred dividends totaling $9.0 million decreased net income to common shareholders during the six months ended June 30, 2015. The unpaid portion of these preferred dividends is included in distributions payable in the consolidated balance sheet as of June 30, 2015. See “Equity Activity - Dividends” below. The Series G Preferred Shares were redeemed in full on April 15, 2015.

Liquidity and Capital Resources

Our primary uses of cash include payment of operating expenses, working capital, debt repayment, including principal and interest, reinvestment in properties, development and redevelopment of properties, tenant allowance and dividends. Our primary sources of cash are operating cash flow and borrowings under our debt arrangements including our senior unsecured revolving credit facility, or Revolver, and a senior unsecured term loan, or Term Loan (collectively referred to as the "Facility"), as further discussed below. As a result of the Merger, our indebtedness has increased significantly, including $1.19 billion in new borrowings under the Bridge Loan, which balance was subsequently repaid as further discussed below.

Because we own primarily long-lived income-producing assets, our financing strategy relies on long-term fixed rate mortgage debt as well as floating rate debt. At June 30, 2015, floating rate debt (excluding loans hedged to fixed interest) comprised 30.8% of our total consolidated debt. We will continue to monitor our borrowing mix to limit market risk. We derive most of our liquidity from leases that generate positive net cash flow from operations, the total of which was $135.7 million during the six months ended June 30, 2015.

Our balance of cash and cash equivalents increased $12.0 million during 2015 to $120.8 million as of June 30, 2015. The increase was primarily due to operating cash flow from the properties and balances acquired in the Merger. See "Cash Flows" below for more information.

On June 30, 2015, we had an aggregate available borrowing capacity of $463.1 million under the Facility, net of outstanding borrowings of $433.8 million and $3.1 million reserved for outstanding letters of credit. The weighted average interest rate on the Facility was 1.3% for the three and six months ended June 30, 2015. On July 30, 2015, we borrowed an additional $140 million on the Facility to fund the repayment of mortgage debt.

Following completion of the Merger our indebtedness has increased significantly. The consolidated indebtedness of our business was approximately $3.6 billion as of June 30, 2015, or an increase of approximately $1.3 billion from December 31, 2014. This could have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions and increasing our interest expense. Our increased indebtedness following the Merger is described in greater detail under “Financing and Debt” below. The additional indebtedness includes additional mortgages of approximately $1.4 billion, as well as unsecured borrowings of $750 million from our Notes Payable (defined below) and the New Term Loan (defined below). Offsetting these increases, approximately $796 million of mortgages related to the properties in the O'Connor Joint Venture were transferred to unconsolidated entities. Our proportionate share of unconsolidated indebtedness was approximately $414.7 million as of June 30, 2015. In addition, approximately $432 million in cash proceeds from the O'Connor Joint Venture transaction was used to repay a portion of the outstanding balance on the Bridge Loan (defined below).
In addition, we have incurred various costs and expenses associated with the financing for the Merger. The amount of cash flows required to pay interest on our increased indebtedness levels following completion of the Merger are greater than the amount of cash flows required to service our indebtedness prior to the Merger.
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
Outlook. Our business model and status as a REIT requires us to regularly access the debt markets to raise funds for acquisition, development and redevelopment activity, and to refinance maturing debt. We may also, from time to time, access the equity capital markets to accomplish our business objectives. We believe we have sufficient cash on hand, availability under the Facility (defined below) and cash flow from operations to address our debt maturities, dividends and capital needs through 2015. The Bridge Loan (defined below) has been fully repaid with proceeds from the Notes Payable (defined below), the O'Connor Joint Venture and the New Term Loan (defined below). The New Term Loan closed in June 2015, will mature in March 2020 and bears interest of LIBOR plus 1.15% (fixed at 2.26% through an interest rate swap).

The successful execution of our business strategy will require the availability of substantial amounts of operating and development capital both initially and over time. Sources of such capital could include additional bank borrowings, public and private offerings of debt or equity, including rights offerings, sale of certain assets and joint ventures. The major credit rating agencies initially assigned us an investment grade credit rating of BBB or Baa2. However, as a result of the Merger and related financings, S&P and Moody's placed the Company on negative outlook and Fitch downgraded the Company to a BBB- rating. There can be no assurance that the Company will achieve a particular rating or maintain a particular rating in the future.

Cash Flows

Our net cash flow from operating activities totaled $135.7 million during the first six months of 2015. During this period we also:

•	funded the acquisitions of interests in properties, including the Merger properties, for the net amount of $956.6 million,

•	funded capital expenditures of $72.6 million,

•	funded net amounts of restricted cash reserves held for future capital expenditures of $5.5 million,

•	received net proceeds from the sale of interests in properties of $431.8 million,

•	funded investments in unconsolidated entities of $4.1 million,

•	received net proceeds from our debt financing, refinancing and repayment activities of $712.3 million,

•	funded the redemption of preferred shares for $117.4 million,

•	received net proceeds from issuance of common shares, including common stock plans, of $1.9 million, and

•	funded distributions to common and preferred shareholders and unitholders of $113.7 million.

In general, we anticipate that cash generated from operations will be sufficient to meet operating expenses, monthly debt service, recurring capital expenditures, and dividends to shareholders necessary to maintain our status as a REIT on a long-term basis. In addition, we expect to be able to generate or obtain capital for nonrecurring capital expenditures, such as acquisitions, major building renovations and expansions, as well as for scheduled principal maturities on outstanding indebtedness, from:

•	excess cash generated from operating performance and working capital reserves,

•	borrowings on our debt arrangements,

•	additional secured or unsecured debt financing, or

•	additional equity raised in the public or private markets.

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

Financing and Debt

Mortgage Debt

Total mortgage indebtedness at June 30, 2015 and December 31, 2014 was as follows (in thousands):

	June 30, 2015	December 31, 2014
Face amount of mortgage loans	$1,931,020	$1,431,516
Fair value adjustments, net	22,335	3,598
Carrying value of mortgage loans	$1,953,355	$1,435,114

A roll forward of mortgage indebtedness from December 31, 2014 to June 30, 2015 is summarized as follows (in thousands):

Balance, December 31, 2014	$1,435,114
Debt assumptions at fair value	1,364,503
Repayment of debt	(418,606)
Debt issuances	390,000
Debt amortization payments	(10,724)
Debt transferred to unconsolidated entities	(795,711)
Amortization of fair value and other adjustments	(11,221)
Balance, June 30, 2015	$1,953,355
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

On May 21, 2015, we refinanced Pearlridge Center’s existing $171.0 million mortgage maturing in 2015 with a new $225.0 million nonrecourse, interest-only loan with a 10-year term and a fixed interest rate of 3.53%. We also refinanced existing debt totaling $195.0 million on Scottsdale Quarter® maturing in 2015 with a new $165.0 million nonrecourse, interest-only loan with a 10-year term and a fixed interest rate of 3.53%. We used $21.2 million of the net proceeds from the refinancings to repay a portion of the outstanding balance on the Bridge Loan (defined below).

On June 1, 2015, we deconsolidated the O'Connor Properties, thereby transferring $795.7 million of mortgages to unconsolidated entities.

On June 30, 2015, we repaid the $20.0 million mezzanine loan on WestShore Plaza through a borrowing on the Revolver (defined below).

On July 31, 2015, the Company repaid the $115.0 million mortgage on Clay Terrace and, on August 3, 2015, the Company repaid the $24.5 million mortgage on Bloomingdale Court. The repayments were funded with an additional borrowing on the Revolver (defined below).

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

At June 30, 2015, borrowings under the Facility consisted of $433.8 million outstanding under the Revolver and $500.0 million outstanding under the Term Loan. On June 30, 2015, we had an aggregate available borrowing capacity of $463.1 million under the Facility, net of $3.1 million reserved for outstanding letters of credit. At June 30, 2015, the applicable interest rate on the Revolver was one-month LIBOR plus 1.05%, or 1.24%, and the applicable interest rate on the Term Loan was one-month LIBOR plus 1.15%, or 1.34%.

New Term Loan

On June 4, 2015, the Company borrowed $500 million under a new term loan (the "New Term Loan"), pursuant to a commitment received from bank lenders. The New Term Loan bears interest at one-month LIBOR plus 1.15% (1.34% at June 30, 2015) and will mature in March 2020. On June 19, 2015, the Company executed interest rate swap agreements totaling $500 million, with an effective date of July 6, 2015, which effectively fixed the interest rate on the new term loan at 2.26% through June 2018. The Company used the proceeds of the New Term Loan to repay the remaining outstanding balance on the Bridge Loan (defined below).

Bridge Loan
On September 16, 2014, in connection with the execution of the Merger Agreement, WPG entered into a debt commitment letter, which was amended and restated on September 23, 2014 pursuant to which parties agreed to provide up to $1.25 billion in a senior unsecured bridge loan facility (the “Bridge Loan”). The Bridge Loan had a maturity date of January 14, 2016, the date that is 364 days following the closing date of the Merger.

On January 15, 2015, the Company borrowed $1.19 billion under the Bridge Loan in connection with the closing of the Merger. On March 24, 2015, the Company repaid $248.4 million of the outstanding borrowings using proceeds from the issuance of the Notes Payable (see below). On May 21, 2015, we repaid $21.2 million of the outstanding borrowings using proceeds from the refinancing of the mortgage on Pearlridge Center. On June 2, 2015, we repaid $431.8 million of outstanding borrowings using proceeds from the O'Connor Joint Venture transaction. On June 4, 2015, we repaid the remaining $488.6 million of borrowings using proceeds from the New Term Loan.

The Company incurred $10.4 million of Bridge Loan commitment, structuring and funding fees, of which $3.8 million incurred during 2014 were included in deferred costs and other assets in the consolidated balance sheet as of December 31, 2014. Upon the full repayment of the Bridge Loan, the Company accelerated amortization of the deferred loan costs, resulting in total amortization of $6.3 million and $10.4 million included in interest expense in the consolidated and combined statements of operations and comprehensive income for the three and six months ended June 30, 2015, respectively.

Notes Payable
On March 24, 2015, WPG L.P. closed on the private placement of $250 million of 3.850% senior unsecured notes (the "Notes Payable") at a 0.028% discount due April 1, 2020. WPG L.P. received net proceeds from the offering of $248.4 million, which it used to repay a portion of outstanding borrowings under the Bridge Loan. The Notes Payable contain certain customary covenants and events of default which, if any such event of default occurs, would permit or require the principal, premium, if any, and accrued and unpaid interest on all of the then-outstanding Notes Payable to be declared immediately due and payable (subject in certain cases to customary grace and cure periods).

Covenants
Our unsecured debt agreements contain financial and other covenants. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender including adjustments to the applicable interest rate. As of June 30, 2015, management believes the Company is in compliance with all covenants of its unsecured debt.

At June 30, 2015, certain of our consolidated subsidiaries were the borrowers under 36 non-recourse loans and one partial-recourse loan secured by mortgages encumbering 41 properties, including two separate pools of cross-defaulted and cross-collateralized mortgages encumbering a total of six properties. The total balance of mortgages was approximately $2.0 billion as of June 30, 2015. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt instruments contain financial and other non-financial covenants which are specific to the properties which serve as collateral for that debt. Our existing non-recourse mortgage loans generally prohibit our subsidiaries that are borrowers thereunder from incurring additional indebtedness, subject to certain customary and limited exceptions. In addition, certain of these instruments limit the ability of the applicable borrower's parent entity from incurring mezzanine indebtedness unless certain conditions are satisfied, including compliance with maximum loan to value ratio and minimum debt service coverage ratio tests. Further, under certain of these existing agreements, if certain cash flow levels in respect of the applicable mortgaged property (as described in the applicable agreement) are not maintained for at least two consecutive quarters, the lender could accelerate the debt and enforce its right against its collateral. If the borrower fails to comply with these covenants, the lender could accelerate the debt and enforce its right against their collateral. At June 30, 2015, management believes the applicable borrowers under these non-recourse mortgage loans were in compliance with all covenants where non-compliance could individually, or giving effect to applicable cross-default provisions in the aggregate, have a material adverse effect on our financial condition, results of operations or cash flows.

Summary of Financing

Our consolidated debt and the effective weighted average interest rates as of June 30, 2015 and December 31, 2014, consisted of the following (dollars in thousands):

	June 30, 2015	Weighted Average Interest Rate	December 31, 2014	Weighted Average Interest Rate
Fixed-rate debt, face amount	$2,494,920	4.32%	$1,431,516	5.23%
Variable-rate debt, face amount	1,119,850	1.45%	913,750	1.27%
Total face amount of debt	3,614,770	3.43%	2,345,266	3.69%
Note discount	(67)		—
Fair value adjustments, net	22,335		3,598
Total carrying value of debt	$3,637,038		$2,348,864

Contractual Obligations

The following table summarizes the material aspects of the Company's future obligations on consolidated entities as of June 30, 2015, for the remainder of 2015 and for subsequent years thereafter assuming the obligations remain outstanding through initial maturities (in thousands):

	2015	2016 - 2017	2018 - 2019	Thereafter	Total
Long term debt (1)	$301,649	$943,418	$709,974	$1,659,729	$3,614,770
Interest payments (2)	60,681	182,867	138,858	119,518	501,924
Dividends (3)	7,135	27,206	3,028	—	37,369
Ground rent (4)	1,589	7,018	7,048	121,678	137,333
Purchase/tenant obligations (5)	55,576	—	—	—	55,576
Total	$426,630	$1,160,509	$858,908	$1,900,925	$4,346,972

(1)	Represents principal maturities only and therefore excludes net fair value adjustments of $22,335 and bond discount of $67.

(2)	Variable rate interest payments are estimated based on the LIBOR rate at June 30, 2015.

(3)
Since there is no required redemption, dividends on the Series H Preferred Shares and Series I Preferred Shares may be paid in perpetuity; for purposes of this table, such dividends were included through the optional redemption dates of August 10, 2017 and March 27, 2018, respectively.

(4)	Represents minimum future lease payments due through the end of the initial lease term.

(5)	Includes amounts due under executed leases and commitments to vendors for development and other matters.

The following table summarizes the material aspects of the Company's proportionate share of future obligations on unconsolidated entities as of June 30, 2015, for the remainder of 2015 and for subsequent years thereafter assuming the obligations remain outstanding through initial maturities (in thousands):

	2015	2016 - 2017	2018 - 2019	Thereafter	Total
Long term debt (1)	$755	$3,238	$3,612	$395,078	$402,683
Interest payments (2)	8,262	32,709	32,315	77,066	150,352
Ground rent (3)	964	3,857	4,089	125,794	134,704
Purchase/tenant obligations (4)	25,059	—	—	—	25,059
Total	$35,040	$39,804	$40,016	$597,938	$712,798

(1)	Represents principal maturities only and therefore excludes net fair value adjustments of $9,740.

(2)	Variable rate interest payments are estimated based on the LIBOR rate at June 30, 2015.

(3)	Represents minimum future lease payments due through the end of the initial lease term.

(4)	Includes amounts due under executed leases and commitments to vendors for development and other matters.

Off-Balance Sheet Arrangements

Off-balance sheet arrangements consist primarily of investments in joint ventures which are common in the real estate industry. Joint ventures typically fund their cash needs through secured debt financings obtained by and in the name of the joint venture entity. The joint venture debt is secured by a first mortgage, is without recourse to the joint venture partners, and does not represent a liability of the partners, except to the extent the partners or their affiliates expressly guarantee the joint venture debt. As of June 30, 2015, there were no guarantees of joint venture related mortgage indebtedness. WPG may elect to fund cash needs of a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans, although such fundings are not required contractually or otherwise.

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

Exchange Rights
Subject to the terms of the limited partnership agreement of WPG L.P., limited partners in WPG L.P. have the right to exchange all or any portion of their units for shares of common stock on a one‑for‑one basis or cash, as determined by the Company. Therefore, the common units are considered share equivalents and classified as noncontrolling interests within permanent equity. The amount of cash to be paid if the exchange right is exercised and the cash option is selected will be based on the trading price of our common stock at that time. At June 30, 2015, we had reserved 34,844,447 shares of common stock for possible issuance upon the exchange of units.
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

Long Term Incentive Awards

Time Vested LTIP Awards

During the six months ended June 30, 2015, the Company awarded 203,215 time-vested LTIP Units ("Inducement LTIP Units") to certain executive officers and employees of the Company under the Plan, pursuant to LTIP Unit Award Agreements between the Company and each of the grant recipients. These awards will vest and the related fair value will be expensed over a four-year vesting period, except in certain instances that result in accelerated vesting due to severance arrangements.

Performance Based Awards

During the six months ended June 30, 2015, the Company authorized the award of LTIP units subject to certain market conditions under ASC 718 ("Performance LTIP Units") to certain executive officers and employees of the Company in the maximum total amount of 304,818 units, to be earned and related fair value expensed over the applicable performance periods, except in certain instances that result in accelerated vesting due to severance arrangements.

Annual LTIP Unit Awards

On March 27, 2015, the Company approved the performance criteria and maximum dollar amount of the 2015 annual LTIP unit awards, ranging from 30%-300% of annual base salary, for certain executive officers and employees of the Company. Any 2015 annual LTIP unit awards earned will be granted in 2016 and vest one-third on each of January 1, 2017, 2018 and 2019. The fair value of the awards will be expensed over the period from March 27, 2015 when service began through the end of the vesting period, except in certain instances that result in accelerated vesting due to severance arrangements.

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

LTIP/WPG Restricted Share Award Related Compensation Expense

We recorded compensation expense related to all LTIP and WPG Restricted Shares of approximately $2.8 million and $5.1 million, respectively, for the three months and six months ended June 30, 2015, which expense is included in general and administrative expense in the consolidated and combined statements of operations and comprehensive income.

Stock Options

As part of the Merger, outstanding stock options held by certain former Glimcher employees were converted into 1,125,014 WPG stock options. During the six months ended June 30, 2015, 393,000 stock options were granted from the Plan to employees, employees exercised 196,341 stock options and 157,584 stock options were canceled, forfeited or expired. As of June 30, 2015, there were 1,164,089 stock options outstanding.

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
On February 24, 2015, the Company’s Board of Directors declared the following cash dividends per share/unit:

Security Type	Dividend per Share/Unit	For the Quarter Ended	Record Date	Payable Date
Common Shares/Units (1)	$0.1100	March 31, 2015	March 6, 2015	March 16, 2015
Series G Preferred Shares	$0.5078	March 31, 2015	March 31, 2015	April 15, 2015
Series H Preferred Shares	$0.4688	March 31, 2015	March 31, 2015	April 15, 2015
Series I Preferred Shares	$0.4297	March 31, 2015	March 31, 2015	April 15, 2015
Series I‑1 Preferred Units	$0.4563	March 31, 2015	March 31, 2015	April 15, 2015

(1)	Represents a prorated dividend for the period from January 15, 2015 through March 31, 2015, which is in addition to the $0.14 stub dividend paid on January 22, 2015.
On May 21, 2015, the Company’s Board of Directors declared the following cash dividends per share/unit:

Security Type	Dividend per Share/Unit	For the Quarter Ended	Record Date	Payable Date
Common Shares/Units	$0.2500	June 30, 2015	June 3, 2015	June 15, 2015
Series H Preferred Shares (2)	$0.4688	June 30, 2015	June 30, 2015	July 15, 2015
Series I Preferred Shares (2)	$0.4297	June 30, 2015	June 30, 2015	July 15, 2015
Series I‑1 Preferred Units (2)	$0.4563	June 30, 2015	June 30, 2015	July 15, 2015

(2)	Amounts total $3.0 million and are recorded as distributions payable in the consolidated balance sheets as of June 30, 2015.
On August 3, 2015, the Company’s Board of Directors declared the following cash dividends per share/unit:

Security Type	Dividend per Share/Unit	For the Quarter Ended	Record Date	Payable Date
Common Shares/Units	$0.2500	September 30, 2015	September 2, 2015	September 15, 2015
Series H Preferred Shares	$0.4688	September 30, 2015	September 30, 2015	October 15, 2015
Series I Preferred Shares	$0.4297	September 30, 2015	September 30, 2015	October 15, 2015
Series I‑1 Preferred Units	$0.4563	September 30, 2015	September 30, 2015	October 15, 2015

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
Dispositions.    We pursue the disposition of properties that no longer meet our strategic criteria or interests in properties to generate proceeds for alternate business uses.

On June 1, 2015, we completed the transaction forming the O'Connor Joint Venture with regard to the ownership and operation of the O'Connor Properties, consisting of five of our malls and certain related out-parcels acquired in the Merger. Under the terms of the joint venture agreement, we retained a 51% interest and sold a 49% interest to the third party partner (see details under "Overview - Basis of Presentation - The O'Connor Joint Venture").

Development Activity

New Development, Expansions and Redevelopments.    We routinely incur costs related to construction for significant redevelopment and expansion projects at our properties.  We expect our share of development costs for calendar year 2015 related to these activities to be approximately $150 to $200 million. Our estimated stabilized return on invested capital typically ranges between 8% and 12%.

In addition, we own land for the development of a new 400,000 square foot shopping center in the Houston metropolitan area, which has been named Fairfield Town Center.  The carrying value of this project is $11.6 million at June 30, 2015, which primarily relates to the cost of the underlying land and site improvements for infrastructure as well as the project costs incurred to date note below.  We expect to commence construction to add approximately 30,000 square feet of small shop space adjacent to the H-E-B store this fall for an opening in 2016.  Subsequent phases will have additions of big box retailers that will offer fashion, sporting goods, home goods and restaurants. The projected cost of this development is expected to be approximately $80 million, of which we had incurred approximately $3.2 million as of June 30, 2015.  The development is expected to be fully completed in the first half of 2017.

During the second quarter of 2014, we commenced redevelopment activities at Jefferson Valley Mall, a 556,000 square foot shopping center located in the New York City area.  The total cost of this project is expected to be approximately $34 million, of which we had incurred approximately $3.5 million as of June 30, 2015. The redevelopment is expected to be fully completed in mid-2017.

The third phase of Scottsdale Quarter® ("Phase III") is under construction.  Construction began on the north parcel in November 2013 consisting of luxury apartment units with ground floor retail.  Residents will start to move into the apartment units in August 2015. We have purchased the retail space in the second quarter, and have some solid leasing momentum for the space.  The O’Connor Joint Venture, of which we own a 51% interest, has retained a 25% interest in the apartment development and our joint venture partner is building and managing the apartment complex.  Construction on the south parcel which includes a 140,000 square foot building that will be comprised of retail and office is nearly complete.  American Girl will be the retail anchor for the building and is scheduled to open in August 2015, Design Within Reach will occupy the majority of the remaining retail space in the building and is scheduled to open before the holidays in 2015.  Office leasing on the south parcel building is underway and progress has been made on leasing the space.  The middle parcel will be the final component of Phase III and will be comprised of residential, retail and likely a boutique hotel.  Phase III will add density at Scottsdale Quarter® with a mix of office, residential and lodging, but the cornerstone of the development will remain retail.  The total investment in Phase III will be approximately $115 million to $125 million, of which we had incurred approximately $57.9 million as of June 30, 2015.

The redevelopment at Town Center Plaza in Leawood, Kansas will result in the addition of a new Arhaus store as well as a 40,000 square foot, two-story Restoration Hardware store.  The new Arhaus store opened during the second quarter and the sales are above forecasted projections.  In addition to these two new retailers, a new pedestrian walkway will be added to the center. The investment in this redevelopment will be approximately $35 million, of which we had incurred approximately $7.5 million as of June 30, 2015.

We are also converting a former Elder Beerman for Her department store into restaurants at The Mall at Fairfield Commons in Dayton, Ohio, which is expected to be completed during 2015. The restaurant lineup will feature Chuy’s, BJ’s Restaurant & Brewhouse and Bravo Cucina Italiana.  The investment in this redevelopment will be approximately $20 million, of which we had incurred approximately $2.8 million as of June 30, 2015.

A new Dick’s Sporting Goods and Field & Stream anchor store will be added to Polaris Fashion Place in Columbus, Ohio with an expected opening in the fall of 2015. The investment in this redevelopment will be approximately $25 million, of which we had incurred approximately $14.6 million as of June 30, 2015.

We do not expect to hold material land for development. Land currently held for future development is substantially limited to the land parcels at our current centers which we may utilize for expansion of the existing centers or sales of outlots.

Capital Expenditures.

The following table summarizes total capital expenditures on a cash basis for the six months ended June 30, 2015 (in thousands):

New developments	$1,128
Redevelopments and expansions	52,207
Tenant allowances	18,039
Operational capital expenditures	8,000
Total (1)	$79,374

(1)    Includes approximately $6.8 million of expenditures related to unconsolidated entities.

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

We determine FFO based on the definition set forth by the National Association of Real Estate Investment Trusts, or NAREIT, as net income computed in accordance with GAAP:

•	excluding real estate related depreciation and amortization,

•	excluding gains and losses from extraordinary items and cumulative effects of accounting changes,

•	excluding gains and losses from the sales or disposals of previously depreciated retail operating properties,

•	excluding gains and losses upon acquisition of controlling interests in properties,

•	excluding impairment charges of depreciable real estate,

•	plus the allocable portion of FFO of unconsolidated entities accounted for under the equity method of accounting based upon economic ownership interest.

We include in FFO gains and losses realized from the sale of land, outlot buildings, marketable and non-marketable securities, and investment holdings of non-retail real estate.

You should understand that our computation of these non-GAAP measures might not be comparable to similar measures reported by other REITs and that these non-GAAP measures:

•	do not represent cash flow from operations as defined by GAAP,

•	should not be considered as alternatives to net income determined in accordance with GAAP as a measure of operating performance,

•	are not alternatives to cash flows as a measure of liquidity, and

•	may not be reflective of our operating performance due to changes in our capital structure in connection with the separation and distribution.

The following schedule reconciles total FFO to net income (loss) (in thousands, except share/unit amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Net income (loss)	$8,944	$84,281	$(644)	$125,783
Less: Preferred dividends and distributions on preferred operating partnership units	(4,054)	—	(9,082)	—
Adjustments to Arrive at FFO:
Real estate depreciation and amortization, including joint venture impact	95,518	48,256	187,200	95,390
Gain upon acquisition of controlling interests and on sale of interests in properties	(5,147)	(91,268)	(5,147)	(91,510)
Net income attributable to noncontrolling interest holders in properties	(3)	—	—	—
Noncontrolling interests portion of depreciation and amortization	(41)	—	(74)	—
FFO of the Operating Partnership (1)	95,217	41,269	172,253	129,663
FFO allocable to limited partners	14,870	7,004	27,116	21,965
FFO allocable to common shareholders	$80,347	$34,265	$145,137	$107,698

Diluted earnings (loss) per share	$0.02	$0.45	$(0.05)	$0.67
Adjustments to arrive at FFO per share:
Depreciation and amortization from consolidated properties and our share of real estate depreciation and amortization from unconsolidated properties	0.43	0.26	0.86	0.51
Gain upon acquisition of controlling interests and on sale of interests in properties	(0.02)	(0.49)	(0.02)	(0.49)
Diluted FFO per share	$0.43	$0.22	$0.79	$0.69

Weighted average shares outstanding - basic	184,250,542	155,162,597	181,925,733	155,162,597
Weighted average limited partnership units outstanding	34,396,029	31,717,360	34,263,688	31,646,815
Weighted average additional dilutive securities outstanding	1,604,942	10,128	1,472,665	5,092
Weighted average shares outstanding - diluted	220,251,513	186,890,085	217,662,086	186,814,504

(1)
FFO of the operating partnership increased by $42.6 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. Contributing to this increase were the following items: net FFO generated from the Property Transactions and the properties acquired in the Merger, $39.9 in costs associated with the separation of SPG which were incurred in 2014 that were not incurred during 2015. Offsetting these increases to FFO were an increase in general and administrative costs primarily related to being a publicly traded company after the separation from SPG of $20.1 million and costs associated with the Merger of $25.7 million.

We deem NOI and comparable NOI to be important measures for investors and management to use in assessing our operating performance, as these measures enable us to present the core operating results from our portfolio, excluding certain non-cash, corporate-level and nonrecurring items. Following the completion of the Merger on January 15, 2015, we reassessed our calculation methodology for NOI and comparable NOI and decided that a change in presentation was necessary to provide more meaningful metrics for users, considering the post-Merger business. Specifically, we now exclude from operating income the following items in our calculations of comparable NOI:

•	straight-line rents and fair value rent amortization, which became more material post-Merger;

•	management fee allocation to promote comparability across periods; and

•	termination income and out-parcel sales, which are deemed to be outside of normal operating results (previously included in NOI, but added back for comparable NOI purposes).

Further, we now adjust for the following items in our calculation of comparable NOI:

•	adding NOI from Glimcher properties prior to the Merger to provide comparability across periods presented; and

•	removing NOI from non-core properties to present only the more meaningful results of core properties.

The following schedule reconciles comparable NOI to operating income and presents comparable NOI percent change (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Operating income	$44,802	$15,354	$72,565	$70,261

Depreciation and amortization	91,453	47,288	183,637	93,256
General and administrative	12,235	1,865	21,935	1,865
Merger, transaction and spin-off costs	4,903	39,931	25,713	39,931
Fee income	(878)	(54)	(912)	(106)
Management fee allocation	5,961	4,128	11,343	7,630
Add: NOI from Glimcher properties prior to Merger (2)	—	37,227	7,843	81,132
Comparable NOI - pro-rata share of unconsolidated joint ventures	3,823	3,813	4,126	4,130
Less: NOI from non-comparable properties (1)	275	574	(918)	(73)
NOI from sold properties	28	5,517	(1,111)	13,668
Termination income and outparcel sales	(996)	(222)	(1,501)	(1,202)
Straight-line rents	(1,725)	(64)	(3,452)	(240)
Ground lease adjustments for straight-line and fair market value	449	207	1,218	413
Fair market value adjustment to base rents	(6,364)	(125)	(11,184)	(369)
Less: NOI from non-core properties (3)	(5,923)	(7,363)	(12,281)	(14,599)

Comparable NOI - core portfolio	$148,043	$148,076	$297,021	$295,697
Comparable NOI percentage change - core portfolio	—%		0.4%

Comparable NOI - total portfolio (including non-core)	$153,966	$155,439	$309,302	$310,296
Comparable NOI percentage change - total portfolio	(0.9)%		(0.3)%

(1)
NOI excluded from comparable NOI relates to properties not owned and operated in all periods presented. The assets acquired as part of the Merger are included in comparable NOI, as described in note 2 below.

(2)
Represents an adjustment to add the historical NOI amounts from the 23 properties acquired in the Merger for periods prior to the January 15, 2015 Merger date. This adjustment is included to provide comparability across the periods presented.

(3)	NOI from seven non-core mall properties was excluded from comparable NOI.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates, primarily LIBOR. We seek to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs by closely monitoring our variable rate debt and converting such debt to fixed rates when we deem such conversion advantageous. From time to time, we may enter into interest rate swap agreements or other interest rate hedging contracts. While these agreements are intended to lessen the impact of rising interest rates, they also expose us to the risks that the other parties to the agreements will not perform, we could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly effective cash flow hedges under GAAP guidance. As of June 30, 2015, $1.1 billion of our aggregate indebtedness (30.8% of total indebtedness) was subject to variable interest rates, excluding amounts outstanding under variable rate loans that have been hedged to fixed interest rates.

If LIBOR rates of interest on our variable rate debt fluctuated, our future earnings and cash flows would be impacted, depending upon the current LIBOR rates and the existence of any derivative contracts current in effect.  Based upon variable debt as of June 30, 2015, a 50 basis point increase in LIBOR rates would result in a decrease in earnings and cash flow of $5.3 million annually. A 50 basis point decrease in LIBOR rates (or to 0% for LIBOR rates that are below 0.50%) would result in an increase in earnings and cash flow of $1.9 million.  This assumes that the amount outstanding under our variable rate debt remains at $1.1 billion, the balance as of June 30, 2015.

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

Changes in Internal Control Over Financial Reporting.  On January 15, 2015, the Company acquired the business and related assets and liabilities of Glimcher Realty Trust, which operated under its own set of systems and internal controls.  The Company expects to be substantially complete with the integration of the acquired operations, as they relate to systems and internal controls, into its control environment during 2015.  There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Two shareholder lawsuits challenging the Merger‑related transactions have been filed in Maryland state court, respectively captioned Zucker v. Glimcher Realty Trust et al., 24‑C‑14‑005675 (Circ. Ct. Baltimore City), filed on October 2, 2014, and Motsch v. Glimcher Realty Trust et al., 24‑C‑14‑006011 (Circ. Ct. Baltimore City), filed on October 23, 2014. The actions were consolidated, and on November 12, 2014 plaintiffs filed a consolidated shareholder class action and derivative complaint, captioned In re Glimcher Realty Trust Shareholder Litigation, 24‑C‑14‑005675 (Circ. Ct. Baltimore City) (the “Consolidated Action”). The Consolidated Action names as defendants the then members of the Glimcher board of trustees (the "trustees"), and alleges these defendants breached fiduciary duties. Specifically, plaintiffs in the Consolidated Action allege that the trustees of Glimcher agreed to sell Glimcher for inadequate consideration and agreed to improper deal protection provisions that precluded other bidders from making successful offers. Plaintiffs further allege that the sales process was flawed and conflicted in several respects, including the allegation that the trustees failed to canvas the market for potential buyers, failed to secure a “go‑shop” provision in the merger agreement allowing Glimcher to seek alternative bids after signing the merger agreement, and were improperly influenced by WPG’s early suggestion that the surviving entity would remain headquartered in Ohio and would retain a significant portion of Glimcher management, including the retention of Michael Glimcher as CEO of the surviving entity and positions for Michael Glimcher and another trustee of Glimcher on the board of the surviving entity. Plaintiffs in the Consolidated Action additionally allege that the Preliminary Registration Statement filed with the Securities and Exchange Commission (the "SEC") on October 28, 2014, failed to disclose material information concerning, among other things, (i) the process leading up to the consummation of the Merger Agreement; (ii) the financial analyses performed by Glimcher’s financial advisors; and (iii) certain financial projections prepared by Glimcher and WPG management allegedly relied on by Glimcher's financial advisors. The Consolidated Action also names as defendants Glimcher, WPG and certain of their affiliates, and alleges that these defendants aided and abetted the purported breaches of fiduciary duty. Plaintiffs sought, among other things, an order enjoining or rescinding the transaction, damages, and an award of attorney’s fees and costs.
On December 22, 2014, defendants, including the Company, in the Consolidated Action, by and through counsel, entered into a memorandum of understanding (the “MOU”) with plaintiffs in the Consolidated Action providing for the settlement of the Consolidated Action. Under the terms of the MOU, and to avoid the burden and expense of further litigation, the Company and Glimcher agreed to make certain supplemental disclosures related to the then-proposed Merger, all of which were set forth in a Current Report on Form 8‑K filed by Glimcher with the SEC on December 23, 2014. On January 12, 2015, at the Special Meeting of Glimcher shareholders, the shareholders voted to approve the Merger, and on January 15, 2015 the Merger closed.
The MOU contemplated that the parties would enter into a stipulation of settlement. The parties entered into such a stipulation on March 30, 2015. The stipulation of settlement is subject to customary conditions, including court approval following notice to Glimcher’s common shareholders. Additionally, in connection with the settlement, the parties contemplate that plaintiffs’ counsel will file a petition in the Circuit Court for Baltimore City for an award of attorneys’ fees not to exceed $425,000 and reasonable, documented expenses in an amount not to exceed $20,000, to be paid by the Company. Accordingly, the Company accrued $445,000 related to this matter, which expense is included in merger and transaction costs for the six months ended June 30, 2015 in the consolidated and combined statements of operations and comprehensive income. On June 17, 2015, plaintiffs’ counsel requested a fee award of $425,000 plus expenses of $18,000, which amounts are covered by our accrual. A hearing was held on July 17, 2015 at which the Circuit Court for Baltimore City considered the fairness, reasonableness, and adequacy of the settlement. Following the hearing, the court issued an Order and Final Judgment approving the settlement and dismissing the Consolidated Action. The Order and Final Judgment approved plaintiffs’ fee award and expenses in the aggregate amount of $443,000, which the Company paid on July 23, 2015.

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
The consolidated indebtedness of our business as of June 30, 2015 was approximately $3.6 billion. We substantially increased our indebtedness following the completion of the Merger and the related borrowings in comparison to our indebtedness on a recent historical basis, which could have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions and increasing our interest expense. In addition, we have and will continue to incur various costs and expenses associated with our recent transactions. The amount of cash required to pay interest on our increased indebtedness levels following the completion of the Merger and the related borrowings is greater than the amount of cash flows required to service our indebtedness prior to the Merger. Our increased levels of indebtedness following our recent transactions could also reduce access to capital and increase borrowing costs generally, thereby reducing funds available for working capital, capital expenditures, tenant improvements, acquisitions and other general corporate purposes and may create competitive disadvantages for us relative to other companies with lower debt levels. If we do not achieve the expected benefits and cost savings from the Merger, or if the financial performance of the Company does not meet current expectations, then our ability to service our indebtedness may be adversely impacted.
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

Not applicable.

Item 5.    Other Information

The Company has agreed to relocate Robert P. Demchak, General Counsel and Secretary of the Company, from Maryland to Indiana.  In connection with such relocation, the Compensation Committee of the Company's Board of Directors on August 3, 2015 approved an adjustment to Mr. Demchak’s annual base salary, effective August 1, 2015, from $375,000 to $300,000 based on a cost of living adjustment formula.  The Compensation Committee also approved on August 3, 2015 a relocation expense reimbursement of up to $170,000.

Item 6.    Exhibits

The exhibits required by this Item are set forth on the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WP Glimcher Inc.

By:	/s/ Mark E. Yale
Mark E. Yale Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ Melissa A. Indest
Melissa A. Indest Chief Accounting Officer and Senior Vice President, Finance (Principal Accounting Officer)

Dated:    August 5, 2015

EXHIBIT INDEX

Exhibit Number	Exhibit Descriptions
2.1*
Amendment No. 1 to Purchase, Sale and Escrow Agreement, dated May 29, 2015, by and among WPG-OC Limited Partner, LLC, WPG-OC General Partner, LLC, O'Connor Mall Partners, L.P. and Fidelity National Title Insurance Company

3.1	Amended and Restated Articles of Incorporation of Washington Prime Group Inc., as amended (incorporated by reference to Form S-4 filed October 28, 2014)
3.2	Articles of Amendment of Washington Prime Group Inc. setting forth the Terms of Series G Cumulative Redeemable Preferred Stock (incorporated by reference to Form 8-A filed January 14, 2015)
3.3	Articles of Amendment of Washington Prime Group Inc. setting forth the Terms of Series H Cumulative Redeemable Preferred Stock (incorporated by reference to Form 8-A filed January 14, 2015)
3.4	Articles of Amendment of Washington Prime Group Inc. setting forth the Terms of Series I Cumulative Redeemable Preferred Stock (incorporated by reference to Form 8-A filed January 14, 2015)
3.5	Articles of Amendment of Washington Prime Group Inc. changing name to WP Glimcher Inc. (incorporated by reference to Form 8-K dated May 26, 2015)
3.6*	Amended and Restated Bylaws of Washington Prime Group Inc.
3.7	Amended and Restated Bylaws of Washington Prime Group Inc. Redlined to Show Bylaw Amendments Effective May 21, 2015 (incorporated by reference to Form 8-K dated May 26, 2015)
10.1+	Transition and Consulting Agreement by and between WP Glimcher Inc. and Mark Ordan, dated as of May 31, 2015 (incorporated by reference to Form 8-K filed June 2, 2015)
10.2	Term Loan Agreement dated June 4, 2015 (incorporated by reference to Form 8-K filed June 5, 2015)
31.1*	Certification by the Chief Executive Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by the Chief Financial Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

* Filed electronically herewith.
+ Represents management contract or compensatory plan or arrangement.