Form 10-Q
period 2015-09-30
WP Glimcher Inc.; Washington Prime Group, L.P.
filed 2015-11-04
CIK 1594686, 1610911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

WP Glimcher Inc.
Washington Prime Group, L.P.
(Exact name of Registrant as specified in its charter)

Indiana (Both Registrants)
(State of incorporation or organization)

001-36252 (WP Glimcher Inc.)
333-205859 (Washington Prime Group, L.P.)
(Commission File No.)

46-4323686 (WP Glimcher Inc.)
46-4674640 (Washington Prime Group, L.P.)
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

WP Glimcher Inc. Yes ☒ No ☐ Washington Prime Group, L.P. Yes  ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

WP Glimcher Inc. Yes ☒  No ☐ Washington Prime Group, L.P. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

WP Glimcher Inc. (Check One):	Large accelerated filer ☐ Accelerated filer ☐
Non-accelerated filer ☒    Smaller reporting company ☐
(Do not check if a smaller reporting company)

Washington Prime Group, L.P. (Check One):	Large accelerated filer ☐ Accelerated filer ☐
Non-accelerated filer ☒    Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

WP Glimcher Inc. Yes☐  No ☒ Washington Prime Group, L.P. Yes☐  No ☒

As of November 3, 2015, WP Glimcher Inc. had 185,304,555 shares of common stock outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarter ended September 30, 2015 of WP Glimcher Inc. and Washington Prime Group, L.P. Unless stated otherwise or the context requires otherwise, references to "WPG Inc." mean WP Glimcher Inc., an Indiana corporation, and references to "WPG L.P." mean Washington Prime Group, L.P., an Indiana limited partnership, and its consolidated subsidiaries, in cases where it is important to distinguish between WPG Inc. and WPG L.P. We use the terms “we” or “our” or "WPG" or the "Company” to refer to WPG Inc. and WPG L.P. together, unless the context indicates otherwise.
WPG Inc. operates as a self-managed and self-administered real estate investment trust (“REIT”). WPG Inc. owns properties and conducts operations through WPG L.P., of which WPG Inc. is the sole general partner and of which it holds approximately 84.2% of the partnership interests (“OP units”) at September 30, 2015. The remaining OP units are owned by various limited partners. As the sole general partner of WPG L.P., WPG Inc. has the exclusive and complete responsibility for WPG L.P.’s day-to-day management and control. Management operates WPG Inc. and WPG L.P. as one enterprise. The management of WPG Inc. consists of the same persons who direct the management of WPG L.P. As general partner with control of WPG L.P., WPG Inc. consolidates WPG L.P. for financial reporting purposes, and WPG Inc. does not have significant assets other than its investment in WPG L.P. Therefore, the assets and liabilities of WPG Inc. and WPG L.P. are substantially the same on their respective consolidated and combined financial statements and the disclosures of WPG Inc. and WPG L.P. also are substantially similar.
The Company believes, therefore, that the combination into a single report of the quarterly reports on Form 10-Q of WPG Inc. and WPG L.P. provides the following benefits:

•	enhances investors' understanding of the operations of WPG Inc. and WPG L.P. by enabling investors to view the business as a whole in the same manner as management views and operates the business;

•	eliminates duplicative disclosure and provides a more streamlined and readable presentation since a substantial portion of the disclosure applies to both WPG Inc. and WPG L.P.; and

•	creates time and cost efficiencies through the preparation of one set of disclosures instead of two separate sets of disclosures.
The substantive difference between WPG Inc.’s and WPG L.P.’s filings is the fact that WPG Inc. is a REIT with shares traded on a public stock exchange, while WPG L.P. is a limited partnership with no publicly traded equity. In the consolidated and combined financial statements, this difference is primarily reflected in the equity section of the consolidated balance sheets and in the consolidated statements of equity. Apart from the different equity presentation, the consolidated and combined financial statements of WPG Inc. and WPG L.P. are nearly identical.
This combined Form 10-Q for WPG Inc. and WPG L.P. includes, for each entity, separate interim financial statements (but combined footnotes), separate reports on disclosure controls and procedures and internal control over financial reporting, and separate CEO/CFO certifications. In addition, if there were any material differences between WPG Inc. and WPG L.P. with respect to any other financial and non-financial disclosure items required by Form 10-Q, they would be discussed separately herein.

WP GLIMCHER INC. AND WASHINGTON PRIME GROUP, L.P.
FORM 10-Q

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements

WP Glimcher Inc.
Consolidated Balance Sheets
(dollars in thousands, except share and par value amounts)

	September 30, 2015	December 31, 2014
	(unaudited)
ASSETS:
Investment properties at cost	$6,868,547	$5,292,665
Less: accumulated depreciation	2,288,238	2,113,929
	4,580,309	3,178,736
Cash and cash equivalents	121,327	108,768
Tenant receivables and accrued revenue, net	88,771	69,616
Investment in and advances to unconsolidated entities, at equity	494,181	—
Deferred costs and other assets	317,324	170,883
Total assets	$5,601,912	$3,528,003
LIABILITIES:
Mortgage notes payable	$1,806,668	$1,435,114
Notes payable	249,936	—
Unsecured term loans	1,000,000	500,000
Revolving credit facility	588,750	413,750
Accounts payable, accrued expenses, intangibles, and deferred revenues	348,671	194,014
Distributions payable	2,992	—
Cash distributions and losses in partnerships and joint ventures, at equity	15,433	15,298
Other liabilities	15,327	11,786
Total liabilities	4,027,777	2,569,962
Redeemable noncontrolling interests	6,130	—
EQUITY:
Stockholders' Equity:
Series H Cumulative Redeemable Preferred Stock, $0.0001 par value, 4,000,000 shares issued and outstanding as of September 30, 2015	104,251	—
Series I Cumulative Redeemable Preferred Stock, $0.0001 par value, 3,800,000 shares issued and outstanding as of September 30, 2015	98,325	—
Common stock, $0.0001 par value, 300,000,000 shares authorized, 185,304,555 and 155,162,597 issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	19	16
Capital in excess of par value	1,222,244	720,921
Accumulated (deficit) earnings	(70,927)	68,114
Accumulated other comprehensive loss	(2,928)	—
Total stockholders' equity	1,350,984	789,051
Noncontrolling interests	217,021	168,990
Total equity	1,568,005	958,041
Total liabilities, redeemable noncontrolling interests and equity	$5,601,912	$3,528,003

The accompanying notes are an integral part of these statements.

WP Glimcher Inc.
Unaudited Consolidated and Combined Statements of Operations and Comprehensive Income
(dollars in thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
REVENUE:
Minimum rent	$146,111	$113,887	$472,448	$328,898
Overage rent	2,583	1,747	8,138	4,991
Tenant reimbursements	62,182	50,814	198,832	145,161
Other income	6,095	1,236	12,861	4,778
Total revenues	216,971	167,684	692,279	483,828
EXPENSES:
Property operating	39,939	29,268	123,501	81,627
Depreciation and amortization	77,008	49,307	260,645	142,563
Real estate taxes	26,180	20,430	84,522	59,129
Repairs and maintenance	6,435	5,169	23,769	17,253
Advertising and promotion	2,637	1,954	7,980	5,838
Provision for credit losses	238	447	1,819	1,852
General and administrative	12,400	4,395	34,335	6,260
Spin-off costs	—	—	—	39,931
Merger and transaction costs	2,448	2,500	28,161	2,500
Ground rent and other costs	1,550	1,108	6,846	3,508
Impairment loss	9,859	—	9,859	—
Total operating expenses	178,694	114,578	581,437	360,461
OPERATING INCOME	38,277	53,106	110,842	123,367
Interest expense, net	(29,898)	(23,219)	(105,794)	(59,813)
Income and other taxes	(87)	(134)	(1,060)	(275)
(Loss) income from unconsolidated entities	(164)	99	(1,651)	846
Gain upon acquisition of controlling interests and on sale of interests in properties	—	8,969	5,147	100,479
NET INCOME	8,128	38,821	7,484	164,604
Net income (loss) attributable to noncontrolling interests	563	6,620	(685)	28,210
NET INCOME ATTRIBUTABLE TO THE COMPANY	7,565	32,201	8,169	136,394
Less: Preferred share dividends	(3,508)	—	(12,481)	—
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$4,057	$32,201	$(4,312)	$136,394

EARNINGS (LOSS) PER COMMON SHARE, BASIC AND DILUTED	$0.02	$0.21	$(0.02)	$0.88

COMPREHENSIVE INCOME:
Net income	$8,128	$38,821	$7,484	$164,604
Unrealized loss on interest rate derivative instruments	(7,691)	—	(3,480)	—
Comprehensive income	437	38,821	4,004	164,604
Comprehensive (loss) income attributable to noncontrolling interests	(660)	6,620	(1,237)	28,210
Comprehensive income attributable to common shareholders	$1,097	$32,201	$5,241	$136,394

The accompanying notes are an integral part of these statements.

WP Glimcher Inc.
Unaudited Consolidated and Combined Statements of Cash Flows
(dollars in thousands)

	For the Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,484	$164,604
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including fair value rent, fair value debt, deferred financing costs and stock compensation	256,258	143,768
Gain upon acquisition of controlling interests and on sale of interests in properties	(5,147)	(100,479)
Impairment loss	9,859	—
Loss on debt extinguishment	—	2,894
Provision for credit losses	1,819	1,852
Loss (income) from unconsolidated entities	1,651	(846)
Distributions of income from unconsolidated entities	107	880
Changes in assets and liabilities:
Tenant receivables and accrued revenue, net	(7,566)	(129)
Deferred costs and other assets	(22,625)	(13,423)
Accounts payable, accrued expenses, deferred revenues and other liabilities	(4,269)	(176)
Net cash provided by operating activities	237,571	198,945
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(963,143)	(154,370)
Capital expenditures, net	(116,077)	(63,868)
Restricted cash reserves for future capital expenditures, net	(4,117)	—
Net proceeds from sale of interests in properties	431,823	24,976
Investments in unconsolidated entities	(10,662)	(2,493)
Distributions of capital from unconsolidated entities	551	1,180
Net cash used in investing activities	(661,625)	(194,575)
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to Simon Property Group, Inc., net	—	(1,060,187)
Distributions to noncontrolling interest holders in properties	(8)	(845)
Redemption of preferred shares	(117,384)	—
Change in lender-required restricted cash reserve on mortgage loan	(1,765)	—
Net proceeds from issuance of common shares, including common stock plans	1,899	—
Distributions on common and preferred shares/units	(169,494)	(47,055)
Proceeds from issuance of debt, net of transaction costs	2,486,659	1,379,575
Repayments of debt including prepayment penalties	(1,763,294)	(180,907)
Net cash provided by financing activities	436,613	90,581
INCREASE IN CASH AND CASH EQUIVALENTS	12,559	94,951
CASH AND CASH EQUIVALENTS, beginning of period	108,768	25,857
CASH AND CASH EQUIVALENTS, end of period	$121,327	$120,808

The accompanying notes are an integral part of these statements.

WP Glimcher Inc.
Unaudited Consolidated Statement of Equity
(dollars in thousands, except per share/unit amounts)

	Preferred Series G	Preferred Series H	Preferred Series I	Common Stock	Capital in Excess of Par Value	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Non- Controlling Interests	Total Equity	Redeemable Non-Controlling Interests
Balance, December 31, 2014	$—	$—	$—	$16	$720,921	$68,114	$—	$789,051	$168,990	$958,041	$—
Issuance of shares and units in connection with the Merger	117,384	104,251	98,325	3	535,035	—	—	854,998	29,482	884,480	6,148
Exercise of stock options	—	—	—	—	2,381	—	—	2,381	—	2,381	—
Noncontrolling interest in property	—	—	—	—	—	—	—	—	(8)	(8)	—
Equity-based compensation	—	—	—	—	9,286	—	—	9,286	—	9,286	—
Adjustments to noncontrolling interests	—	—	—	—	(45,379)	—	—	(45,379)	45,379	—	—
Distributions on common shares/units ($0.75 per common share/unit)	—	—	—	—	—	(134,729)	—	(134,729)	(25,434)	(160,163)	—
Distributions declared on preferred shares	—	—	—	—	—	(12,481)	—	(12,481)	—	(12,481)	—
Redemption of preferred shares	(117,384)	—	—	—	—	—	—	(117,384)	—	(117,384)	—
Other comprehensive loss	—	—	—	—	—	—	(2,928)	(2,928)	(552)	(3,480)	—
Net income (loss), excluding $169 of distributions to preferred unitholders	—	—	—	—	—	8,169	—	8,169	(836)	7,333	(18)
Balance, September 30, 2015	$—	$104,251	$98,325	$19	$1,222,244	$(70,927)	$(2,928)	$1,350,984	$217,021	$1,568,005	$6,130

The accompanying notes are an integral part of this statement.

Washington Prime Group, L.P.
Consolidated Balance Sheets
(dollars in thousands, except unit amounts)

	September 30, 2015	December 31, 2014
	(unaudited)
ASSETS:
Investment properties at cost	$6,868,547	$5,292,665
Less: accumulated depreciation	2,288,238	2,113,929
	4,580,309	3,178,736
Cash and cash equivalents	121,327	108,768
Tenant receivables and accrued revenue, net	88,771	69,616
Investment in and advances to unconsolidated entities, at equity	494,181	—
Deferred costs and other assets	317,324	170,883
Total assets	$5,601,912	$3,528,003
LIABILITIES:
Mortgage notes payable	$1,806,668	$1,435,114
Notes payable	249,936	—
Unsecured term loans	1,000,000	500,000
Revolving credit facility	588,750	413,750
Accounts payable, accrued expenses, intangibles, and deferred revenues	348,671	194,014
Distributions payable	2,992	—
Cash distributions and losses in partnerships and joint ventures, at equity	15,433	15,298
Other liabilities	15,327	11,786
Total liabilities	4,027,777	2,569,962
Redeemable noncontrolling interests	6,130	—
EQUITY:
Partners' Equity:
General partner
Preferred equity, 7,800,000 units issued and outstanding as of September 30, 2015	202,576	—
Common equity, 185,304,555 and 155,162,597 units issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	1,148,408	789,051
Total general partners' equity	1,350,984	789,051
Limited partners, 34,855,854 and 33,030,944 units issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	216,012	167,973
Total partners' equity	1,566,996	957,024
Noncontrolling interests	1,009	1,017
Total equity	1,568,005	958,041
Total liabilities, redeemable noncontrolling interests and equity	$5,601,912	$3,528,003

The accompanying notes are an integral part of these statements.

Washington Prime Group, L.P.
Unaudited Consolidated and Combined Statements of Operations and Comprehensive Income
(dollars in thousands, except per unit amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
REVENUE:
Minimum rent	$146,111	$113,887	$472,448	$328,898
Overage rent	2,583	1,747	8,138	4,991
Tenant reimbursements	62,182	50,814	198,832	145,161
Other income	6,095	1,236	12,861	4,778
Total revenues	216,971	167,684	692,279	483,828
EXPENSES:
Property operating	39,939	29,268	123,501	81,627
Depreciation and amortization	77,008	49,307	260,645	142,563
Real estate taxes	26,180	20,430	84,522	59,129
Repairs and maintenance	6,435	5,169	23,769	17,253
Advertising and promotion	2,637	1,954	7,980	5,838
Provision for credit losses	238	447	1,819	1,852
General and administrative	12,400	4,395	34,335	6,260
Spin-off costs	—	—	—	39,931
Merger and transaction costs	2,448	2,500	28,161	2,500
Ground rent and other costs	1,550	1,108	6,846	3,508
Impairment loss	9,859	—	9,859	—
Total operating expenses	178,694	114,578	581,437	360,461
OPERATING INCOME	38,277	53,106	110,842	123,367
Interest expense, net	(29,898)	(23,219)	(105,794)	(59,813)
Income and other taxes	(87)	(134)	(1,060)	(275)
(Loss) income from unconsolidated entities	(164)	99	(1,651)	846
Gain upon acquisition of controlling interests and on sale of interests in properties	—	8,969	5,147	100,479
NET INCOME	8,128	38,821	7,484	164,604
Net loss attributable to noncontrolling interests	(18)	—	(18)	—
NET INCOME ATTRIBUTABLE TO UNITHOLDERS	8,146	38,821	7,502	164,604
Less: Preferred unit distributions	(3,508)	—	(12,481)	—
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON UNITHOLDERS	$4,638	$38,821	$(4,979)	$164,604

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON UNITHOLDERS:
General partner	$4,057	$32,201	$(4,312)	$136,394
Limited partners	581	6,620	(667)	28,210
Net income (loss) attributable to common unitholders	$4,638	$38,821	$(4,979)	$164,604

EARNINGS (LOSS) PER COMMON UNIT, BASIC AND DILUTED	$0.02	$0.21	$(0.02)	$0.88

COMPREHENSIVE INCOME:
Net income	$8,128	$38,821	$7,484	$164,604
Unrealized loss on interest rate derivative instruments	(7,691)	—	(3,480)	—
Comprehensive income	437	38,821	4,004	164,604
Comprehensive loss attributable to noncontrolling interests	(18)	—	(18)	—
Comprehensive income attributable to unitholders	$455	$38,821	$4,022	$164,604

The accompanying notes are an integral part of these statements.

Washington Prime Group, L.P.
Unaudited Consolidated and Combined Statements of Cash Flows
(dollars in thousands)

	For the Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,484	$164,604
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including fair value rent, fair value debt, deferred financing costs and equity-based compensation	256,258	143,768
Gain upon acquisition of controlling interests and on sale of interests in properties	(5,147)	(100,479)
Impairment loss	9,859	—
Loss on debt extinguishment	—	2,894
Provision for credit losses	1,819	1,852
Loss (income) from unconsolidated entities	1,651	(846)
Distributions of income from unconsolidated entities	107	880
Changes in assets and liabilities:
Tenant receivables and accrued revenue, net	(7,566)	(129)
Deferred costs and other assets	(22,625)	(13,423)
Accounts payable, accrued expenses, deferred revenues and other liabilities	(4,269)	(176)
Net cash provided by operating activities	237,571	198,945
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(963,143)	(154,370)
Capital expenditures, net	(116,077)	(63,868)
Restricted cash reserves for future capital expenditures, net	(4,117)	—
Net proceeds from sale of interests in properties	431,823	24,976
Investments in unconsolidated entities	(10,662)	(2,493)
Distributions of capital from unconsolidated entities	551	1,180
Net cash used in investing activities	(661,625)	(194,575)
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to unitholders, net	(169,494)	(1,107,242)
Distributions to noncontrolling interest holders in properties	(8)	(845)
Redemption of preferred units	(117,384)	—
Change in lender-required restricted cash reserve on mortgage loan	(1,765)	—
Net proceeds from issuance of common units, including equity-based compensation plans	1,899	—
Proceeds from issuance of debt, net of transaction costs	2,486,659	1,379,575
Repayments of debt including prepayment penalties	(1,763,294)	(180,907)
Net cash provided by financing activities	436,613	90,581
INCREASE IN CASH AND CASH EQUIVALENTS	12,559	94,951
CASH AND CASH EQUIVALENTS, beginning of period	108,768	25,857
CASH AND CASH EQUIVALENTS, end of period	$121,327	$120,808

The accompanying notes are an integral part of these statements.

Washington Prime Group, L.P.
Unaudited Consolidated Statement of Equity
(dollars in thousands, except per unit amounts)

	General Partner
	Preferred Equity	Common Equity	Total Equity	Limited Partners	Total Partners' Equity	Non- Controlling Interests	Total Equity	Redeemable Non-Controlling Interests
Balance, December 31, 2014	$—	$789,051	$789,051	$167,973	$957,024	$1,017	$958,041	$—
Issuance of units in connection with the Merger	319,960	535,038	854,998	29,482	884,480	—	884,480	6,148
Exercise of stock options	—	2,381	2,381	—	2,381	—	2,381	—
Noncontrolling interest in property	—	—	—	—	—	(8)	(8)	—
Equity-based compensation	—	9,286	9,286	—	9,286	—	9,286	—
Adjustments to limited partners' interests	—	(45,379)	(45,379)	45,379	—	—	—	—
Distributions on common units ($0.75 per common unit)	—	(134,729)	(134,729)	(25,434)	(160,163)	—	(160,163)	—
Distributions declared on preferred units	(12,481)	—	(12,481)	—	(12,481)	—	(12,481)	—
Redemption of preferred units	(117,384)	—	(117,384)	—	(117,384)	—	(117,384)	—
Other comprehensive loss	—	(2,928)	(2,928)	(552)	(3,480)	—	(3,480)	—
Net income (loss), excluding $169 of distributions to preferred unitholders	12,481	(4,312)	8,169	(836)	7,333	—	7,333	(18)
Balance, September 30, 2015	$202,576	$1,148,408	$1,350,984	$216,012	$1,566,996	$1,009	$1,568,005	$6,130

The accompanying notes are an integral part of this statement.

WP Glimcher Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated and Combined Financial Statements
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

1.	Organization
WP Glimcher Inc. (formerly named Washington Prime Group Inc.) (“WPG Inc.”) is an Indiana corporation that operates as a self‑administered and self‑managed real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended. REITs will generally not be liable for federal corporate income taxes as long as they continue to distribute not less than 100% of their taxable income and satisfy certain other requirements. Washington Prime Group, L.P. (“WPG L.P.”) is WPG Inc.'s majority‑owned limited partnership subsidiary that owns, develops and manages, through its affiliates, all of WPG Inc.'s real estate properties and other assets. WPG Inc. is the sole general partner of WPG L.P. As of September 30, 2015, our assets consisted of interests in 121 shopping centers in the United States, consisting of strip centers and malls.
WPG (defined below) was created to hold the strip center business and smaller enclosed malls of Simon Property Group, Inc. (“SPG”) and its subsidiaries. On May 28, 2014, WPG separated from SPG through the distribution of 100% of the outstanding units of WPG L.P. to the owners of Simon Property Group, L.P. (“SPG L.P.”), SPG's operating partnership, and 100% of the outstanding shares of WPG Inc. to the SPG shareholders in a tax‑free distribution. Prior to the separation, WPG Inc. and WPG L.P. were wholly owned subsidiaries of SPG and its subsidiaries. As described in Note 2 - "Basis of Presentation and Principles of Consolidation and Combination," WPG’s results prior to the separation are presented herein on a carve-out basis. Prior to or concurrent with the separation, SPG engaged in certain formation transactions that were designed to consolidate the ownership of its interests in 98 properties (the “SPG Businesses”) and distribute such interests to us. Pursuant to the separation agreement, on May 28, 2014, SPG distributed 100% of the common shares of WPG Inc. on a pro rata basis to SPG’s shareholders as of the May 16, 2014 record date.
Unless the context otherwise requires, references to "WPG", the "Company", “we”, “us” and “our” refer to WPG Inc., WPG L.P. and entities in which WPG Inc. or WPG L.P. (or an affiliate) has a material ownership or financial interest, on a consolidated basis, after giving effect to the transfer of assets and liabilities from SPG as well as to the SPG Businesses prior to the date of the completion of the separation. Before the completion of the separation, the SPG Businesses were operated as subsidiaries of SPG, which operates as a REIT.
At the time of the separation and distribution, WPG Inc. owned a percentage of the outstanding units of partnership interest, or units, of WPG L.P. that was approximately equal to the percentage of outstanding units of partnership interest that SPG owned of SPG L.P., with the remaining units of WPG L.P. being owned by the limited partners who were also limited partners of SPG L.P. as of the May 16, 2014 record date. The units in WPG L.P. held by limited partners are exchangeable, at their election, for WPG Inc. common shares on a one‑for‑one basis or cash, at the determination of WPG Inc.
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

WP Glimcher Inc. and Washington Prime Group, L.P.
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
In the Merger, Glimcher common shareholders received, for each Glimcher common share, $14.02 consisting of $10.40 in cash and 0.1989 of a share of WPG Inc.’s common stock valued at $3.62 per Glimcher common share, based on the closing price of WPG Inc.’s common stock on the Merger closing date. Approximately 29.9 million shares of WPG Inc.'s common stock were issued to Glimcher shareholders in the Merger, and WPG L.P. issued to WPG Inc. a like number of common units as consideration for the common shares issued. Additionally included in consideration were operating partnership units held by limited partners and preferred stock as noted below. In connection with the closing of the Merger, an indirect subsidiary of WPG L.P. was merged into Glimcher’s operating partnership. In the Merger, we acquired 23 shopping centers comprised of approximately 15.8 million square feet of gross leasable area and assumed additional mortgages on 14 properties with a fair value of approximately $1.4 billion. The combined company, which was renamed WP Glimcher Inc. post-Merger upon receiving shareholder approval, is comprised of approximately 69 million square feet of gross leasable area (compared to approximately 53 million square feet for the Company as of December 31, 2014) and has a combined portfolio of 121 properties as of September 30, 2015.
In the Merger, the preferred stock of Glimcher was converted into preferred stock of WPG Inc., and WPG L.P. issued to WPG Inc. preferred units as consideration for the preferred shares issued. Additionally, each outstanding common unit of Glimcher’s operating partnership held by limited partners was converted into 0.7431 of a unit of WPG LP. Further, each outstanding stock option in respect of Glimcher common stock was converted into a WPG Inc. option, and certain other Glimcher equity awards were assumed by WPG Inc. and converted into equity awards in respect of WPG Inc.'s common shares.
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
The cash portion of the Merger consideration was funded by the Property Sale and draws under the Bridge Loan (see Note 6 - "Indebtedness"). During the three and nine months ended September 30, 2015, the Company incurred $2.4 million and $28.2 million of costs in connection with the Merger, respectively, which are included in merger and transaction costs in the accompanying consolidated and combined statements of operations and comprehensive income. Additionally, during the year ended December 31, 2014, the Company incurred $8.8 million of costs related to the Merger, including $2.5 million included in merger and transaction costs in the accompanying consolidated and combined statements of operations and comprehensive income for the three and nine months ended September 30, 2014.

WP Glimcher Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated and Combined Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

On June 1, 2015, the Company announced a management transition plan through which Mark S. Ordan, the Executive Chairman of the Board, will transition to serve as an active non-executive Chairman of the Board and will provide consulting services to the Company under a transition and consulting agreement, effective as of January 1, 2016. Michael P. Glimcher will continue to serve as the Company’s Vice Chairman and Chief Executive Officer. In addition, the Company expects a further reduction in overhead related to its Bethesda, Maryland-based transition operations led by C. Marc Richards, the Company’s Executive Vice President and Chief Administrative Officer, who is anticipated to depart the Company upon substantial completion of integration activities in early 2016. These management changes are expected to result in severance and related charges for 2015 of up to $8.0 million, consisting of approximately $4.0 million in cash severance and $4.0 million in non-cash stock compensation charges. During the three and nine months ended September 30, 2015, the Company incurred $1.7 million and $5.9 million of such severance costs, respectively, which are included in the total merger and transaction costs disclosed above. Additionally, WPG Inc.'s Board of Directors appointed Mr. Gregory A. Gorospe as the Company’s new Executive Vice President, General Counsel and Secretary, effective as of October 12, 2015. Finally, in addition to our headquarters in Columbus, Ohio, the Company will be opening a new leasing, management and operations office in Indianapolis, Indiana, in December 2015.
On June 1, 2015, the Company completed a joint venture transaction with a third party with respect to the ownership and operation of five of the malls and certain related out-parcels acquired in the Merger (see Note 4 - "Investment in Real Estate").

See the “Litigation” section of Note 9 - "Commitments and Contingencies" for a discussion of Merger‑related litigation.

2.    Basis of Presentation and Principles of Consolidation and Combination

The accompanying consolidated and combined financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The consolidated balance sheet as of September 30, 2015 includes the accounts of WPG Inc. and WPG L.P., as well as their wholly owned subsidiaries. The accompanying consolidated and combined statements of operations include the consolidated accounts of the Company and the combined accounts of the SPG Businesses. All intercompany transactions have been eliminated in consolidation and combination. Due to the seasonal nature of certain operational activities, the results for the interim period ended September 30, 2015 are not necessarily indicative of the results to be expected for the full year.

These consolidated and combined financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by GAAP for interim reporting. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, the accompanying consolidated and combined financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods presented. The Company believes that the disclosures made are adequate to prevent the information presented from being misleading. These consolidated and combined unaudited financial statements should be read in conjunction with the audited consolidated and combined financial statements and related notes included in WPG Inc.'s 2014 Annual Report on Form 10-K.

Combined Presentation
The financial statements of both WPG Inc. and WPG L.P. are included in this report.
As the sole general partner of WPG L.P., WPG Inc. has the exclusive and complete responsibility for WPG L.P.’s day-to-day management and control. Management operates WPG Inc. and WPG L.P. as one enterprise. The management of WPG Inc. consists of the same persons who direct the management of WPG L.P. As general partner with control of WPG L.P., WPG Inc. consolidates WPG L.P. for financial reporting purposes, and WPG Inc. does not have significant assets other than its investment in WPG L.P. Therefore, the assets and liabilities of WPG Inc. and WPG L.P. are substantially the same on their respective consolidated and combined financial statements and the disclosures of WPG Inc. and WPG L.P. also are substantially similar.
The Company believes, therefore, that providing one set of notes for the financial statements of WPG Inc. and WPG L.P. provides the following benefits:

•	enhances investors' understanding of the operations of WPG Inc. and WPG L.P. by enabling investors to view the business as a whole in the same manner as management views and operates the business;

WP Glimcher Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated and Combined Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

•	eliminates duplicative disclosure and provides a more streamlined and readable presentation since a substantial portion of the disclosure applies to both WPG Inc. and WPG L.P.; and

•	creates time and cost efficiencies through the preparation of one set of notes instead of two separate sets of notes.
In addition, in light of the combined notes, the Company believes it is important for investors to understand the few differences between WPG Inc. and WPG L.P. The substantive difference between WPG Inc. and WPG L.P. is the fact that WPG Inc. is a REIT with stock traded on a public exchange, while WPG L.P. is a limited partnership with no publicly traded equity. In the consolidated and combined financial statements, this difference is primarily reflected in the equity section of the consolidated balance sheets and in the consolidated statements of equity. Apart from the different equity presentation, the consolidated and combined financial statements of WPG Inc. and WPG L.P. are nearly identical.

Accounting for the Separation

The results presented for the periods ended September 30, 2014 reflect the aggregate operations and changes in cash flows of the SPG Businesses on a carve-out basis for the period from January 1, 2014 through May 27, 2014 and of the Company on a consolidated basis subsequent to May 27, 2014. The accompanying financial statements for the periods prior to the separation are prepared on a carve-out basis from the consolidated financial statements of SPG using the historical results of operations and bases of the assets and liabilities of the transferred businesses and including allocations from SPG. The financial statements were presented on a combined (as opposed to consolidated) basis prior to the separation as the ownership interests in the SPG Businesses were under common control and ownership of SPG.

For accounting and reporting purposes, the historical financial statements of WPG have been restated to include the operating results of the SPG Businesses as if the SPG Businesses had been a part of WPG for all periods presented. The historical financial statements of the SPG Businesses have been renamed as WPG Inc. or WPG L.P., as the case may be. Equity and income have been adjusted retroactively to reflect WPG's ownership interest and the noncontrolling interest holders' interest in the SPG Businesses as of the separation date as if such interests were held for all periods presented in the financial statements. WPG Inc.'s earnings per common share and WPG L.P.'s earnings per common unit have been presented for all historical periods as if the number of common shares and units issued in connection with the separation were outstanding during each of the periods presented.

For periods presented prior to the separation, our historical combined financial results reflect charges for certain SPG corporate costs and we believe such charges are reasonable; however, such results do not necessarily reflect what our expenses would have been had we been operating as a separate stand-alone public company. These charges are further discussed in Note 10 - "Related Party Transactions." Costs of the services that were charged to us were based on either actual costs incurred or a proportion of costs estimated to be applicable to us. The historical combined financial information presented may therefore not be indicative of the results of operations, financial position or cash flows that would have been obtained if we had been an independent, stand-alone public company during the periods presented prior to the separation or of our future performance as an independent, stand-alone public company. For joint venture or mortgaged properties, SPG has a standard management agreement for management, leasing and development activities provided to the properties. Management fees were based upon a percentage of revenues. For any wholly owned property that does not have a management agreement, SPG allocated the proportion of the underlying costs of management, leasing and development, in a manner that is materially consistent with the percentage of revenue-based management fees and/or upon the actual volume of leasing and development activity occurring at the property.

In connection with the separation, we incurred $39.9 million of expenses, including investment banking, legal, accounting, tax and other professional fees, which are included in spin-off costs for the nine months ended September 30, 2014 in the accompanying consolidated and combined statements of operations and comprehensive income.

General

These consolidated and combined financial statements reflect the consolidation of properties that are wholly owned or properties in which we own less than a 100% interest but that we control. Control of a property is demonstrated by, among other factors, our ability to refinance debt and sell the property without the consent of any other unaffiliated partner or owner, and the inability of any other unaffiliated partner or owner to replace us.

WP Glimcher Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated and Combined Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

We also consolidate a variable interest entity, or VIE, when we are determined to be the primary beneficiary. Determination of the primary beneficiary of a VIE is based on whether an entity has (1) the power to direct activities that most significantly impact the economic performance of the VIE and (2) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. Our determination of the primary beneficiary of a VIE considers all relationships between us and the VIE, including management agreements and other contractual arrangements. There have been no changes during the nine months ended September 30, 2015 to any of our previous conclusions about whether an entity qualifies as a VIE or whether we are the primary beneficiary of any previously identified VIE. In connection with the Merger, the Company acquired an interest in a VIE in which we are deemed to be the primary beneficiary. Accordingly, we have consolidated the VIE, which consists solely of undeveloped land. During the nine months ended September 30, 2015, we did not provide financial or other support to a previously identified VIE that we were not previously contractually obligated to provide.

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

As of September 30, 2015, our assets consisted of interests in 121 shopping centers. The consolidated and combined financial statements as of that date reflect the consolidation of 108 wholly owned properties and seven additional properties that are less than wholly owned, but which we control or for which we are the primary beneficiary. We account for our interests in the remaining six properties, or the joint venture properties, using the equity method of accounting, as we have determined that we have significant influence over their operations. We manage the day-to-day operations of the joint venture properties, but do not control the operations as we have determined that our partner or partners have substantive participating rights with respect to the assets and operations of these joint venture properties.

We allocate net operating results of WPG L.P. to third parties and to WPG Inc. based on the partners' respective weighted average ownership interests in WPG L.P. Net operating results of WPG L.P. attributable to third parties are reflected in net income attributable to noncontrolling interests. WPG Inc.'s weighted average ownership interest in WPG L.P. was 84.1% and 82.9% for the nine months ended September 30, 2015 and 2014, respectively. As of September 30, 2015 and December 31, 2014, WPG Inc.'s ownership interest in WPG L.P. was 84.2% and 82.4%, respectively. We adjust the noncontrolling limited partners' interests at the end of each period to reflect their interest in WPG L.P.

3.    Summary of Significant Accounting Policies

Cash and Cash Equivalents

We consider all highly liquid investments purchased with an original maturity of 90 days or less to be cash and cash equivalents. Cash equivalents are carried at cost, which approximates fair value. Cash equivalents generally consist of commercial paper, bankers' acceptances, repurchase agreements, and money market deposits or securities. Financial instruments that potentially subject us to concentrations of credit risk include our cash and cash equivalents and our tenant receivables. We place our cash and cash equivalents with high credit quality institutions. However, at certain times, such cash and cash equivalents may be in excess of FDIC and SIPC insurance limits.

WP Glimcher Inc. and Washington Prime Group, L.P.
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

Investments in Unconsolidated Entities

Joint ventures are common in the real estate industry. We use joint ventures to finance properties, develop new properties, and diversify our risk in a particular property or portfolio of properties. On June 1, 2015, we completed a joint venture transaction with respect to the ownership and operation of five of our properties (see Note 4 - "Investment in Real Estate"). We held material unconsolidated joint venture ownership interests in six properties as of September 30, 2015 and one property as of December 31, 2014. Additionally, in connection with the Merger, we acquired joint venture interests in two entities, one in the development stage and the other with retail operations.

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

WP Glimcher Inc. and Washington Prime Group, L.P.
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

Note 6 - "Indebtedness" includes a discussion of the fair value of debt measured using Level 2 inputs. Note 4 - "Investment in Real Estate" includes a discussion of the fair values recorded in purchase accounting, using Level 2 and Level 3 inputs. Level 3 inputs to our purchase accounting analyses include our estimations of net operating results of the property, capitalization rates and discount rates. Similar Level 3 inputs are used in our impairment analyses noted above and in Note 4 - "Investment in Real Estate."

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

WP Glimcher Inc. and Washington Prime Group, L.P.
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

In September 2015, the FASB issued ASU No. 2015-16, "Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments," which eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Under this ASU, acquirers must recognize measurement-period adjustments in the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. This guidance is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. The Company elected to early adopt this ASU in the third quarter of 2015, resulting in no material impact on our consolidated financial statements.

WP Glimcher Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated and Combined Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

4.    Investment in Real Estate

The O'Connor Joint Venture
On June 1, 2015, we completed a joint venture transaction with O'Connor Mall Partners, L.P. ("O'Connor"), an unaffiliated third party, with respect to the ownership and operation of five of the Company’s malls and certain related out-parcels (the "O'Connor Joint Venture") acquired in the Merger, which were valued at approximately $1.625 billion, consisting of the following: The Mall at Johnson City located in Johnson City, Tennessee; Pearlridge Center located in Aiea, Hawaii; Polaris Fashion Place® located in Columbus, Ohio; Scottsdale Quarter® located in Scottsdale, Arizona and Town Center Plaza (which consists of Town Center Plaza and the adjacent Town Center Crossing) located in Leawood, Kansas (collectively the "O'Connor Properties"). Under the terms of the joint venture agreement, we retained a 51% interest and sold a 49% interest to O'Connor. In addition, the Company received reimbursement for 49% of costs incurred as of June 1, 2015 related to development activity at Scottsdale Quarter®. The transaction generated net proceeds, after taking into consideration the assumption of debt (including the new loans on Pearlridge Center and Scottsdale Quarter®) and costs associated with the transaction, of approximately $432 million (including $28.7 million for the partial reimbursement of the Scottsdale Quarter® development costs), which was used to repay a portion of the Bridge Loan (see Note 6 - "Indebtedness"). Since we no longer control the operations of the O'Connor Properties, we deconsolidated the properties and recorded a gain in connection with this sale of $5.1 million, which is included in gain upon acquisition of controlling interests and on sale of interests in properties for the nine months ended September 30, 2015 within the accompanying consolidated and combined statements of operations and comprehensive income. We retained management and leasing responsibilities for the O'Connor Properties.
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

Investment properties	$3,054,194
Cash and cash equivalents (1)	547,294
Tenant accounts receivable	14,263
Investment in and advances to unconsolidated real estate entities	15,803
Deferred costs and other assets (including intangibles)	322,977
Accounts payable, accrued expenses, intangibles, and deferred revenue	(196,847)
Distributions payable	(2,658)
Redeemable noncontrolling interests, including preferred units	(6,148)
Total assets acquired and liabilities assumed	3,748,878
Fair value of mortgage notes payable assumed	(1,358,184)
Net assets acquired	2,390,694
Less: Common shares issued	(535,490)
Less: Preferred shares issued	(319,960)
Less: Common operating partnership units issued to limited partners	(29,482)
Less: Cash and cash equivalents acquired	(547,294)
Net cash paid for acquisition	$958,468

(1)    Includes the proceeds from the Property Sale, net of the repayment of the $155.0 million balance on the Glimcher credit facility.

The consolidated balance sheet at September 30, 2015 contains certain intangible assets associated with the Merger. Intangibles of $90.4 million, which relate primarily to above-market leases and lease in place values (excluding the amounts related to the O'Connor Properties, which were transferred to unconsolidated entities upon deconsolidation on June 1, 2015), are included in “Deferred costs and other assets” at September 30, 2015. Intangibles of $48.5 million, which are primarily related to below-market leases, are included in “Accounts payable, accrued expense, intangibles, and deferred revenue” at September 30, 2015.

WP Glimcher Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated and Combined Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

Total revenues and net loss (excluding transaction costs and costs of corporate borrowing) from the properties we acquired in the Merger (including the amounts from the O'Connor Properties for periods prior to the date of the O'Connor Joint Venture transaction) were $46.3 million and $10.4 million, respectively, for the three months ended September 30, 2015 and $186.3 million and $11.8 million, respectively, for the nine months ended September 30, 2015 and are included in the accompanying consolidated and combined statements of operations and comprehensive income.

2015 Acquisition

On January 13, 2015, we acquired Canyon View Marketplace, a shopping center located in Grand Junction, Colorado, for $10.0 million including the assumption of an existing mortgage with a principal balance of $5.5 million. The source of funding for the acquisition was cash on hand.

2014 Acquisitions and Dispositions

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

We reflected the assets and liabilities of the above 2014 acquisition properties at their estimated fair value on the respective acquisition dates. The purchase price allocations as of September 30, 2015, which include no material changes from the amounts disclosed as of December 31, 2014 in the Company's 2014 Annual Report on Form 10-K, have been finalized. The consolidation of the previously unconsolidated properties resulted in the remeasurement of our previously held interests to fair value and corresponding non-cash gains noted above.

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

Intangible Assets and Liabilities Associated with Acquisitions

Intangible assets and liabilities as of September 30, 2015, which were recorded at the respective acquisition dates, are associated with the Company's acquisitions of properties at fair value, including the properties acquired in the Merger.

WP Glimcher Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated and Combined Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

The intangibles associated with properties acquired in the Merger are based upon management's best available information at the time of the preparation of the financial statements. However, the business acquisition accounting for these properties is not complete and, accordingly, such estimates of the value of acquired assets and liabilities are provisional until the valuation is finalized. Therefore, the provisional measurements of fair value reflected are subject to change and such changes could be significant. The Company expects to finalize the valuations and complete the purchase price allocations as soon as practicable, but no later than one year from the acquisition date.

The gross intangibles recorded as of their respective acquisition dates are comprised of an asset for acquired above-market leases of $40,214 in which the Company is the lessor, a liability for acquired below-market leases of $102,007 in which the Company is the lessor, a liability of $5,490 for an acquired above-market lease in which the Company is the lessee, and an asset for in-place leases for $159,731.

The intangibles related to above and below-market leases in which the Company is the lessor are amortized to minimum rents on a straight-line basis over the estimated life of the lease. The above and below-market leases in which the Company is the lessee are amortized to other operating expenses over the life of the non-cancelable lease terms. In-place leases are amortized to depreciation and amortization expense over the life of the leases to which they pertain.

Net amortization for all of the acquired intangibles is a decrease to net income in the amount of $5,893 and $1,489 for the three months ended September 30, 2015 and 2014, respectively, and $18,397 and $4,437 for the nine months ended September 30, 2015 and 2014, respectively.

The table below identifies the types of intangible assets and liabilities, their location on the Consolidated Balance Sheets, their weighted average amortization period, and their book value, which is net of accumulated amortization, as of September 30, 2015 and December 31, 2014:

			Balance as of
Intangible Asset/Liability	Location on the Consolidated Balance Sheets	Weighted Average Remaining Amortization (in years)	September 30, 2015	December 31, 2014
Above-Market Leases - Company is lessor	Deferred costs and other assets	5.6	$27,690	$17,237
Below-Market Leases - Company is lessor	Accounts payable, accrued expenses, intangibles and deferred revenues	11.9	$76,356	$35,808
Above-Market Lease - Company is lessee	Accounts payable, accrued expenses, intangibles and deferred revenues	32.3	$5,414	$—
In-Place Leases	Deferred costs and other assets	9.1	$109,224	$38,382

Impairment Loss

During the third quarter of 2015, we were informed that a major anchor tenant of Chesapeake Square, located in Chesapeake, Virginia, intends to close their store at the property during the first half of 2016. This impending closure was deemed a triggering event and, therefore, we evaluated the fair value of this property in conjunction with our quarterly impairment review and preparation of our financial statements. The Company used Level 3 inputs within the fair value hierarchy to determine the estimated fair value of this property. In using these inputs, we applied market capitalization rates for similar properties to our estimated future cash flows of the property, taking into consideration the above mentioned impending closure. This analysis yielded a shortfall against net book value. Accordingly, we wrote the value of the investment in real estate down to its estimated fair value of $25.4 million by recording an impairment loss of $9.9 million in the accompanying consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2015. Furthermore, on October 30, 2015, we received a notice of default letter and have commenced discussion with the special servicer regarding the $63.0 million non-recourse mortgage encumbering this property (see Note 6 - "Indebtedness").

WP Glimcher Inc. and Washington Prime Group, L.P.
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

WPG Inc. Condensed Pro Forma Financial Information (Unaudited)

The table below contains information related to the unaudited condensed pro forma financial information of WPG Inc. for the three and nine months ended September 30, 2015 and 2014 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Total revenues	$216,971	$215,302	$644,866	$646,820
Net income attributable to the Company	$9,492	$20,146	$30,144	$14,985
Net income attributable to common shareholders	$5,984	$16,638	$19,504	$4,461
Earnings per common share-basic and diluted	$0.03	$0.09	$0.11	$0.02
Weighted average shares outstanding-basic (in thousands)	184,264	183,992	184,192	183,992
Weighted average shares outstanding-diluted (in thousands)	220,269	219,608	220,157	219,475
WPG L.P. Condensed Pro Forma Financial Information (Unaudited)
The table below contains information related to the unaudited condensed pro forma financial information of WPG L.P. for the three and nine months ended September 30, 2015 and 2014 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Total revenues	$216,971	$215,302	$644,866	$646,820
Net income attributable to unitholders	$10,617	$23,232	$33,772	$15,813
Net income attributable to common unitholders	$7,109	$19,724	$23,132	$5,289
Earnings per common unit-basic and diluted	$0.03	$0.09	$0.11	$0.02
Weighted average units outstanding-basic (in thousands)	218,660	218,362	218,584	218,362
Weighted average units outstanding-diluted (in thousands)	220,269	219,608	220,157	219,475

WP Glimcher Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated and Combined Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

5.	Investment in Unconsolidated Entities, at Equity
The Company's investment activity in unconsolidated real estate entities for the nine months ended September 30, 2015 consisted of investments in the following joint ventures listed below:

•	The O'Connor Joint Venture
This investment consists of a 51% interest held by the Company in the O'Connor Joint Venture that owns and operates the O'Connor Properties. One of the properties in this venture, Pearlridge Center, is subject to a ground lease.

•	The Seminole Joint Venture
This investment consists of a 45% interest held by the Company in Seminole Towne Center, an approximate 1.1 million square foot enclosed regional mall located in the Orlando, Florida area. The Company's effective financial interest in this property (after preferences) is approximately 11%.

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
The results for the O'Connor Joint Venture are included below for the period from June 1, 2015 through September 30, 2015.
The results for the joint venture that previously owned Clay Terrace, located in Carmel, Indiana, are included in the results below for the period from January 1, 2014 through June 19, 2014. On June 20, 2014, the Company purchased the remaining ownership interest in this property from its former joint venture partner. As a result, the Company now owns all of the equity interest in this property.
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
The results for the joint venture that previously owned Whitehall Mall, located in Whitehall, Pennsylvania, are included in the results below for the period from January 1, 2014 through September 30, 2014. On December 1, 2014, the Company purchased the remaining ownership interest in this property from its former joint venture partner. As a result, the Company now owns all of the equity interest in this property.
The results for Seminole Towne Center are included below for all periods presented. The results for the indirect 12.5% ownership interest in certain real estate are included for the period from January 15, 2015 through September 30, 2015.

WP Glimcher Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated and Combined Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

The following table presents the combined statements of operations for the unconsolidated joint venture properties for the periods indicated above during which the Company accounted for these investments as unconsolidated entities for the three and nine months ended September 30, 2015 and 2014:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Total revenues	$46,394	$5,639	$76,348	$36,398
Operating expenses	18,678	2,051	32,523	13,354
Depreciation and amortization	18,335	1,200	29,416	8,500
Operating income	9,381	2,388	14,409	14,544
Interest expense, net	(7,554)	(1,084)	(11,981)	(7,919)
Net income from the Company's unconsolidated real estate entities	1,827	1,304	2,428	6,625
Our share of (loss) income from the Company's unconsolidated real estate entities	$(164)	$99	$(1,651)	$846

6.	Indebtedness

Mortgage Debt

Total mortgage indebtedness at September 30, 2015 and December 31, 2014 was as follows:

	September 30, 2015	December 31, 2014
Face amount of mortgage loans	$1,787,103	$1,431,516
Fair value adjustments, net	19,565	3,598
Carrying value of mortgage loans	$1,806,668	$1,435,114

A roll forward of mortgage indebtedness from December 31, 2014 to September 30, 2015 is summarized as follows:

Balance, December 31, 2014	$1,435,114
Debt assumptions at fair value	1,364,503
Repayment of debt	(558,063)
Debt issuances	390,000
Debt amortization payments	(15,184)
Debt transferred to unconsolidated entities	(795,711)
Amortization of fair value and other adjustments	(13,991)
Balance, September 30, 2015	$1,806,668
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

WP Glimcher Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated and Combined Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

On May 21, 2015, we refinanced Pearlridge Center’s existing $171.0 million mortgage maturing in 2015 with a new $225.0 million non-recourse, interest-only loan with a 10-year term and a fixed interest rate of 3.53%. We also refinanced existing debt totaling $195.0 million on Scottsdale Quarter® maturing in 2015 with a new $165.0 million non-recourse, interest-only loan with a 10-year term and a fixed interest rate of 3.53%. We used $21.2 million of the net proceeds from the refinancings to repay a portion of the outstanding balance on the Bridge Loan (defined below).

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

Unsecured Debt

The Facility

On May 15, 2014, we closed on a senior unsecured revolving credit facility, or Revolver, and a senior unsecured term loan, or Term Loan (collectively referred to as the "Facility"). The Revolver provides borrowings on a revolving basis up to $900.0 million, bears interest at one-month LIBOR plus 1.05%, and will initially mature on May 30, 2018, subject to two, 6-month extensions available at our option subject to compliance with the terms of the Facility and payment of a customary extension fee. The Term Loan provides borrowings in an aggregate principal amount up to $500.0 million, bears interest at one-month LIBOR plus 1.15%, and will initially mature on May 30, 2016, subject to three, 12-month extensions available at our option subject to compliance with the terms of the Facility and payment of a customary extension fee. The interest rate on the Facility may vary based on the Company's credit rating.

At September 30, 2015, borrowings under the Facility consisted of $588.8 million outstanding under the Revolver and $500.0 million outstanding under the Term Loan. On September 30, 2015, we had an aggregate available borrowing capacity of $310.9 million under the Facility, net of $0.3 million reserved for outstanding letters of credit. At September 30, 2015, the applicable interest rate on the Revolver was one-month LIBOR plus 1.05%, or 1.24%, and the applicable interest rate on the Term Loan was one-month LIBOR plus 1.15%, or 1.34%. Subsequent to September 30, 2015, S&P and Moody's lowered the Company’s credit rating by one grade to BBB-, or Baa3, with a stable outlook. As a result, the interest rate on the Revolver will increase to LIBOR plus 1.25% and the interest rate on the Term Loan will increase to LIBOR plus 1.45%.

New Term Loan

On June 4, 2015, the Company borrowed $500.0 million under a new unsecured term loan (the "New Term Loan"), pursuant to a commitment received from bank lenders. The New Term Loan bears interest at one-month LIBOR plus 1.15% (1.34% at September 30, 2015) and will mature in March 2020. The interest rate on the New Term Loan may vary based on the Company's credit rating. Subsequent to September 30, 2015, S&P and Moody's lowered the Company’s credit rating by one grade to BBB-, or Baa3, with a stable outlook, as mentioned above. As a result, the interest rate on the New Term Loan will increase to LIBOR plus 1.45%. On June 19, 2015, the Company executed interest rate swap agreements totaling $500.0 million, with an effective date of July 6, 2015, which effectively fixed the interest rate on the New Term Loan at 2.26% (or 2.56% after including the impact of the credit rating decrease) through June 2018. The Company used the proceeds on the New Term Loan to repay the remaining outstanding balance on the Bridge Loan (defined below).

WP Glimcher Inc. and Washington Prime Group, L.P.
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

The Company incurred $10.4 million of Bridge Loan commitment, structuring and funding fees, of which $3.8 million incurred during 2014 were included in deferred costs and other assets in the accompanying consolidated balance sheet as of December 31, 2014. Upon the full repayment of the Bridge Loan, the Company accelerated amortization of the deferred loan costs, resulting in total amortization of $10.4 million included in interest expense in the accompanying consolidated and combined statements of operations and comprehensive income for the nine months ended September 30, 2015.

Notes Payable

On March 24, 2015, WPG L.P. closed on a private placement of $250.0 million of 3.850% senior unsecured notes (the "Notes Payable") at a 0.028% discount due April 1, 2020. WPG L.P. received net proceeds from the offering of $248.4 million, which it used to repay a portion of outstanding borrowings under the Bridge Loan. The Notes Payable contain certain customary covenants and events of default which, if any such event of default occurs, would permit or require the principal, premium, if any, and accrued and unpaid interest on all of the then-outstanding Notes Payable to be declared immediately due and payable (subject in certain cases to customary grace and cure periods).

On October 21, 2015, WPG L.P. completed an offer to exchange (the "Exchange Offer") up to $250.0 million aggregate principal amount of the Notes Payable for a like principal amount of its 3.850% senior unsecured notes that have been registered under the Securities Act of 1933, as amended (the "Exchange Notes").  On October 21, 2015, $250.0 million of Exchange Notes were issued in exchange for $250.0 million aggregate principal amount of the Notes Payable that were tendered in the Exchange Offer.

Covenants

Our unsecured debt agreements contain financial and other covenants. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender including adjustments to the applicable interest rate. As of September 30, 2015, management believes the Company is in compliance with all covenants of its unsecured debt.

At September 30, 2015, certain of our consolidated subsidiaries were the borrowers under 34 non-recourse loans and one partial-recourse loan secured by mortgages encumbering 39 properties, including two separate pools of cross-defaulted and cross-collateralized mortgages encumbering a total of six properties. The total balance of mortgages was approximately $1.8 billion as of September 30, 2015. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt instruments contain financial and other non-financial covenants which are specific to the properties which serve as collateral for that debt. Our existing non-recourse mortgage loans generally prohibit our subsidiaries that are borrowers thereunder from incurring additional indebtedness, subject to certain customary and limited exceptions. In addition, certain of these instruments limit the ability of the applicable borrower's parent entity from incurring mezzanine indebtedness unless certain conditions are satisfied, including compliance with maximum loan to value ratio and minimum debt service coverage ratio tests. Further, under certain of these existing agreements, if certain cash flow levels in respect of the applicable mortgaged property (as described in the applicable agreement) are not maintained for at least two consecutive quarters, the lender could accelerate the debt and enforce its right against its collateral. If the borrower fails to comply with these covenants, the lender could accelerate the debt and enforce its right against their collateral.

WP Glimcher Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated and Combined Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

On October 8, 2015, we received a notice of default letter, dated October 5, 2015, from the special servicer to the borrower of the $52.9 million mortgage loan secured by Merritt Square Mall, located in Merritt Island, Florida.  The letter was sent because the borrower, a consolidated subsidiary of the Company, did not repay the loan in full by its September 1, 2015 maturity date.  The borrower has initiated discussions with the special servicer regarding this non-recourse loan and is considering various options including restructuring, extending and other options.

On October 30, 2015, we received a notice of default letter, dated October 30, 2015, from the special servicer to the borrower concerning the $63.0 million mortgage loan that matures on February 1, 2017 and is secured by Chesapeake Square, located in Chesapeake, Virginia. The default resulted from an operating cash flow shortfall at the property in October 2015 that the borrower, a consolidated subsidiary of the Company, did not cure.  The borrower has initiated discussions with the special servicer regarding this non-recourse CMBS loan and is considering various options.

At September 30, 2015, management believes the applicable borrowers under our other non-recourse mortgage loans were in compliance with all covenants where non-compliance could individually, or giving effect to applicable cross-default provisions in the aggregate, have a material adverse effect on our financial condition, results of operations or cash flows.

Fair Value of Debt

The carrying values of our variable-rate loans approximate their fair values. We estimate the fair values of fixed-rate mortgages using cash flows discounted at current borrowing rates. The book value of our fixed-rate mortgages was $1.6 billion and $1.4 billion as of September 30, 2015 and December 31, 2014, respectively. The fair values of these financial instruments and the related discount rate assumptions as of September 30, 2015 and December 31, 2014 are summarized as follows:

	September 30, 2015	December 31, 2014
Fair value of fixed-rate mortgages	$1,698,149	$1,503,944
Weighted average discount rates assumed in calculation of fair value for fixed-rate mortgages	3.28%	3.36%

7.	Derivative Financial Instruments

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

WP Glimcher Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated and Combined Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in other comprehensive income ("OCI") or other comprehensive loss (“OCL”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Net realized gains or losses resulting from derivatives that were settled in conjunction with planned fixed-rate financings or refinancings continue to be included in accumulated other comprehensive loss ("AOCL") during the term of the hedged debt transaction. Any ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company recognized $193 of hedge ineffectiveness as an increase to earnings during the three and nine months ended September 30, 2015. There was no hedge ineffectiveness in earnings during the three and nine months ended September 30, 2014.

Amounts reported in AOCL relate to derivatives that will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt. Realized gains or losses on settled derivative instruments included in AOCL are recognized as an adjustment to income over the term of the hedged debt transaction. During the next twelve months, the Company estimates that an additional $3.5 million will be reclassified as an increase to interest expense.

During the nine months ended September 30, 2015, the Company entered into five three-year swaps, two five-year forward starting swaps and two ten-year forward starting swaps. The two five-year forward starting swaps were terminated upon the private placement of the Notes Payable during the nine months ended September 30, 2015. The two ten-year forward starting swaps were terminated on September 9, 2015. As of September 30, 2015, the Company had five outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk with a notional value of $500,000.

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the consolidated balance sheet as of September 30, 2015:

Derivatives designated as hedging instruments:		Balance Sheet Location	As of September 30, 2015
Interest rate products	Liability Derivatives	Accounts payable, accrued expenses, intangibles and deferred revenues	$4,049

The liability derivative instruments were reported at their fair value of $4,049 in accounts payable, accrued expenses, intangibles, and deferred revenues at September 30, 2015 with a corresponding adjustment to OCL for the unrealized gains and losses (net of noncontrolling interest allocation). There were no outstanding derivatives as of December 31, 2014. Over time, the unrealized gains and losses held in AOCI will be reclassified to earnings. This reclassification will correlate with the recognition of the hedged interest payments in earnings.

During the three months ended September 30, 2015, the Company amortized $30 of OCI into interest expense related to the five-year swaps associated with the Notes Payable.  The Company recognized OCL of $3.8 million related to the two ten-year forward starting swaps that were terminated on September 9, 2015. The Company recognized additional OCL of $3.9 million, net of $1.1 million of reclassifications to interest expense, for the five remaining three-year swaps associated with the New Term Loan to adjust the carrying amount of the interest rate swaps to their fair values at September 30, 2015.  There was no derivative activity during 2014.

During the nine months ended September 30, 2015, the Company recognized OCI of $593, of which $62 has been amortized into interest expense, related to the five-year swaps associated with the Notes Payable.  The Company recognized OCI of $37 related to the two remaining ten-year forward starting swaps that were terminated on September 9, 2015. The Company recognized OCL of $5.2 million, of which $1.1 million has been amortized into interest expense, related to the five remaining three-year swaps associated with the New Term Loan.  There was no derivative activity during 2014.

WP Glimcher Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated and Combined Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

The tables below present the effect of the Company's derivative financial instruments on the consolidated and combined statements of operations and comprehensive income for the three and nine months ended September 30, 2015:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCL on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from AOCL into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCL into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ending		Three Months Ending		Three Months Ending
	September 30,		September 30,		September 30,
	2015		2015		2015
Interest rate products	$(8,771)	Interest expense	$1,080	Interest expense	$193

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCL on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from AOCL into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCL into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Nine Months Ending		Nine Months Ending		Nine Months Ending
	September 30,		September 30,		September 30,
	2015		2015		2015
Interest rate products	$(4,528)	Interest expense	$1,048	Interest expense	$193

Non-Designated Hedges

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks, but do not meet the strict hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of September 30, 2015, the Company has two interest rate derivatives with a combined notional amount of $122,500 that are not designated as cash flow hedges. These non-designated hedges consist of two interest rate caps that were assumed in the Merger. The fair value of these hedges as of September 30, 2015 is zero and there has been no change in fair value for the three and nine months ended September 30, 2015.

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

WP Glimcher Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated and Combined Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

As of September 30, 2015, the fair value of derivatives in a net liability position, plus accrued interest but excluding any adjustment for nonperformance risk, related to these agreements was $4.6 million. As of September 30, 2015, the Company has not posted any collateral related to these agreements. The Company is not in default with any of these provisions. If the Company had breached any of these provisions at September 30, 2015, it would have been required to settle its obligations under the agreements at their termination value of $4.6 million.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2015, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The Company values its derivative instruments on a recurring basis, net using significant other observable inputs (Level 2).

The table below presents the Company’s assets and liabilities measured at fair value as of September 30, 2015 aggregated by the level in the fair value hierarchy within which those measurements fall:

	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2015
Liability Derivatives	$—	$4,049	$—	$4,049

8.	Equity

The Separation

Prior to the May 28, 2014 separation, the financial statements were carved-out from SPG's books and records; thus, pre-separation ownership was solely that of SPG and noncontrolling interests based on their respective ownership interest in SPG L.P. on the date of separation (see Note 1 - "Organization" and Note 2 - "Basis of Presentation and Principles of Consolidation and Combination" for more information). Upon becoming a separate company on May 28, 2014, WPG Inc.'s ownership is now classified under the typical stockholders' equity classifications of common stock, capital in excess of par value and retained earnings, while WPG L.P.'s ownership has always been reflected under typical partnership classifications. Related to the separation, 155,162,597 shares of WPG Inc. common stock were issued to shareholders of SPG, with a like number of common units issued by WPG L.P. to WPG Inc. as consideration for the common shares issued, and 31,575,487 WPG L.P. common units were issued to limited partners of SPG L.P.

WP Glimcher Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated and Combined Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

The Merger

Related to the Merger completed on January 15, 2015, WPG Inc. issued 29,942,877 common shares, 4,700,000 shares of 8.125% Series G Cumulative Redeemable Preferred Stock (the "Series G Preferred Shares"), 4,000,000 shares of 7.5% Series H Cumulative Redeemable Preferred Stock (the "Series H Preferred Shares") and 3,800,000 shares of 6.875% Series I Cumulative Redeemable Preferred Stock (the "Series I Preferred Shares"), and WPG L.P. issued to WPG Inc. a like number of common and preferred units as consideration for the common and preferred shares issued. Additionally, WPG L.P. issued to limited partners 1,621,695 common units and 130,592 WPG L.P. 7.3% Series I‑1 Preferred Units. The preferred shares and units were issued as consideration for similarly-named preferred interests of Glimcher that were outstanding at the Merger date.

On April 15, 2015, WPG Inc. redeemed all of the 4,700,000 issued and outstanding Series G Preferred Shares, resulting in WPG L.P. redeeming a like number of preferred units under terms identical to those of the Series G Preferred Shares described below. The Series G Preferred Shares were redeemed at a redemption price of $25.00 per share, plus accumulated and unpaid distributions up to, but excluding, the redemption date, in an amount equal to $0.5868 per share, for a total payment of $25.5868 per share. This redemption amount includes the first quarter dividend of $0.5078 per share that was declared on February 24, 2015 to holders of record of such Series G Preferred Shares on March 31, 2015. Because the redemption of the Series G Preferred Shares was a redemption in full, trading of the Series G Preferred Shares on the NYSE ceased after the redemption date. The aggregate amount paid to effect the redemptions of the Series G Preferred Shares was approximately $120.3 million, which was funded with cash on hand.

Exchange Rights
Subject to the terms of the limited partnership agreement of WPG L.P., limited partners in WPG L.P. have, at their option, the right to exchange all or any portion of their units for shares of common stock on a one‑for‑one basis or cash, as determined by WPG Inc. Therefore, the common units held by limited partners are considered by WPG Inc. to be share equivalents and classified as noncontrolling interests within permanent equity, and classified by WPG L.P. as permanent equity. The amount of cash to be paid if the exchange right is exercised and the cash option is selected will be based on the trading price of WPG Inc.'s common stock at that time. At September 30, 2015, WPG Inc. had reserved 34,855,854 shares of common stock for possible issuance upon the exchange of units held by limited partners.

The holders of the Series I-1 Preferred Units have, at their option, the right to have their units purchased by WPG L.P. subject to the satisfaction of certain conditions. Therefore, the Series I-1 Preferred Units are classified as redeemable noncontrolling interests outside of permanent equity.

Stock Based Compensation

On May 28, 2014, WPG Inc.'s Board of Directors adopted the Washington Prime Group, L.P. 2014 Stock Incentive Plan (the "Plan"), which permits the Company to grant awards to current and prospective directors, officers, employees and consultants of the Company or an affiliate. An aggregate of 10,000,000 shares of common stock has been reserved for issuance under the Plan. In addition, the maximum number of awards to be granted to a participant in any calendar year is 500,000 shares. Awards may be in the form of stock options, stock appreciation rights, restricted stock, restricted stock units or other stock-based awards in WPG Inc., or long term incentive plan ("LTIP") units or performance units in WPG L.P. The Plan terminates on May 28, 2024.

Long Term Incentive Awards

Time Vested LTIP Awards

During the nine months ended September 30, 2015, the Company awarded 203,215 time-vested LTIP units ("Inducement LTIP Units") to certain executive officers and employees under the Plan, pursuant to LTIP Unit Award Agreements between the Company and each of the grant recipients. These awards will vest and the related fair value will be expensed over a four-year vesting period, except in certain instances that result in accelerated vesting due to severance arrangements.

WP Glimcher Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated and Combined Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

Performance Based Awards

During the nine months ended September 30, 2015, the Company authorized the award of LTIP units subject to certain market conditions under ASC 718 ("Performance LTIP Units") to certain executive officers and employees in the maximum total amount of 304,818 units, to be earned and related fair value expensed over the applicable performance periods, except in certain instances that result in accelerated vesting due to severance arrangements.

Annual LTIP Unit Awards

On March 27, 2015, the Company approved the performance criteria and maximum dollar amount of the 2015 annual LTIP unit awards, ranging from 30%-300% of annual base salary, for certain executive officers and employees. Any 2015 annual LTIP unit awards earned will be granted in 2016 and vest one-third on each of January 1, 2017, 2018 and 2019. The fair value of the awards will be expensed over the period from March 27, 2015 when service began through the end of the vesting period, except in certain instances that result in accelerated vesting due to severance arrangements.

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
LTIP/WPG Restricted Share Award Related Compensation Expense

The Company recorded compensation expense related to all LTIP and WPG Restricted Shares of approximately $4.3 million and $9.3 million for the three and nine months ended September 30, 2015, respectively, and approximately $1.2 million and $1.3 million for the three and nine months ended September 30, 2014, respectively, which expense is included in general and administrative expense and merger and transaction costs in the accompanying consolidated and combined statements of operations and comprehensive income.
Stock Options

As part of the Merger, outstanding stock options held by certain former Glimcher employees were converted into 1,125,014 WPG stock options. During the nine months ended September 30, 2015, 393,000 stock options were granted from the Plan to employees, employees exercised 199,078 stock options and 157,584 stock options were canceled, forfeited or expired. As of September 30, 2015, there were 1,161,352 stock options outstanding.

Distributions

On January 22, 2015, the Company paid a cash distribution of $0.14 per common share/unit for the period from November 26, 2014 through January 14, 2015. On December 24, 2014, WPG Inc.’s Board of Directors had declared the distribution, which was contingent on the closing of the Merger, to shareholders and unitholders of record on January 14, 2015. The distribution represents the first quarter 2015 regular quarterly distribution prorated for the distribution period prior to the Merger.

On February 24, 2015, WPG Inc.’s Board of Directors declared the following cash distributions per share/unit:

Security Type	Distribution per Share/Unit	For the Quarter Ended	Record Date	Payable Date
Common Shares/Units (1)	$0.1100	March 31, 2015	March 6, 2015	March 16, 2015
Series G Preferred Shares/Units	$0.5078	March 31, 2015	March 31, 2015	April 15, 2015
Series H Preferred Shares/Units	$0.4688	March 31, 2015	March 31, 2015	April 15, 2015
Series I Preferred Shares/Units	$0.4297	March 31, 2015	March 31, 2015	April 15, 2015
Series I‑1 Preferred Units	$0.4563	March 31, 2015	March 31, 2015	April 15, 2015

(1)	Represents a prorated distribution for the period from January 15, 2015 through March 31, 2015, which is in addition to the $0.14 stub distribution paid on January 22, 2015.

WP Glimcher Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated and Combined Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

On May 21, 2015, WPG Inc.’s Board of Directors declared the following cash distributions per share/unit:

Security Type	Distribution per Share/Unit	For the Quarter Ended	Record Date	Payable Date
Common Shares/Units	$0.2500	June 30, 2015	June 3, 2015	June 15, 2015
Series H Preferred Shares/Units	$0.4688	June 30, 2015	June 30, 2015	July 15, 2015
Series I Preferred Shares/Units	$0.4297	June 30, 2015	June 30, 2015	July 15, 2015
Series I‑1 Preferred Units	$0.4563	June 30, 2015	June 30, 2015	July 15, 2015

On August 3, 2015, WPG Inc.’s Board of Directors declared the following cash distributions per share/unit:

Security Type	Distribution per Share/Unit	For the Quarter Ended	Record Date	Payable Date
Common Shares/Units	$0.2500	September 30, 2015	September 2, 2015	September 15, 2015
Series H Preferred Shares/Units (2)	$0.4688	September 30, 2015	September 30, 2015	October 15, 2015
Series I Preferred Shares/Units (2)	$0.4297	September 30, 2015	September 30, 2015	October 15, 2015
Series I‑1 Preferred Units (2)	$0.4563	September 30, 2015	September 30, 2015	October 15, 2015

(2)	Amounts total $3.0 million and are recorded as distributions payable in the accompanying consolidated balance sheet as of September 30, 2015.
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

Two shareholder lawsuits challenging the Merger‑related transactions were filed in Maryland state court, respectively captioned Zucker v. Glimcher Realty Trust et al., 24‑C‑14‑005675 (Circ. Ct. Baltimore City), filed on October 2, 2014, and Motsch v. Glimcher Realty Trust et al., 24‑C‑14‑006011 (Circ. Ct. Baltimore City), filed on October 23, 2014. The actions were consolidated, and on November 12, 2014 plaintiffs filed a consolidated shareholder class action and derivative complaint, captioned In re Glimcher Realty Trust Shareholder Litigation, 24‑C‑14‑005675 (Circ. Ct. Baltimore City) (the “Consolidated Action”). The Consolidated Action names as defendants the then members of the Glimcher Board of Trustees (the "trustees"), and alleges these defendants breached fiduciary duties. Specifically, plaintiffs in the Consolidated Action allege that the trustees of Glimcher agreed to sell Glimcher for inadequate consideration and agreed to improper deal protection provisions that precluded other bidders from making successful offers. Plaintiffs further allege that the sales process was flawed and conflicted in several respects, including the allegation that the trustees failed to canvas the market for potential buyers, failed to secure a “go‑shop” provision in the merger agreement allowing Glimcher to seek alternative bids after signing the merger agreement, and were improperly influenced by WPG’s early suggestion that the surviving entity would remain headquartered in Ohio and would retain a significant portion of Glimcher management, including the retention of Michael Glimcher as CEO of the surviving entity and positions for Michael Glimcher and another trustee of Glimcher on the board of the surviving entity. Plaintiffs in the Consolidated Action additionally allege that the Preliminary Registration Statement filed with the Securities and Exchange Commission (the "SEC") on October 28, 2014, failed to disclose material information concerning, among other things, (i) the process leading up to the consummation of the Merger Agreement; (ii) the financial analyses performed by Glimcher’s financial advisors; and (iii) certain financial projections prepared by Glimcher and WPG management allegedly relied on by Glimcher's financial advisors. The Consolidated Action also names as defendants Glimcher, WPG and certain of their affiliates, and alleges that these defendants aided and abetted the purported breaches of fiduciary duty. Plaintiffs sought, among other things, an order enjoining or rescinding the transaction, damages, and an award of attorney’s fees and costs.

WP Glimcher Inc. and Washington Prime Group, L.P.
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

The MOU contemplated that the parties would enter into a stipulation of settlement. The parties entered into such a stipulation on March 30, 2015. The stipulation of settlement was subject to customary conditions, including court approval following notice to Glimcher’s common shareholders. Additionally, in connection with the settlement, the parties contemplate that plaintiffs’ counsel will file a petition in the Circuit Court for Baltimore City for an award of attorneys’ fees in an amount not to exceed $425 and reasonable, documented expenses in an amount not to exceed $20, to be paid by the Company. Accordingly, the Company accrued $445 related to this matter, which expense is included in merger and transaction costs for the nine months ended September 30, 2015 in the accompanying consolidated and combined statements of operations and comprehensive income. On June 17, 2015, plaintiffs’ counsel requested a fee award of $425 plus expenses of $18, which amounts were covered by our previously recorded accrual. A hearing was held on July 17, 2015 at which the Circuit Court for Baltimore City considered the fairness, reasonableness, and adequacy of the settlement. Following the hearing, the court issued an Order and Final Judgment approving the settlement and dismissing the Consolidated Action. The Order and Final Judgment approved plaintiffs’ fee award and expenses in the aggregate amount of $443, which the Company paid on July 23, 2015.

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

10.    Related Party Transactions

Transactions with SPG

As described in Note 1 - "Organization" and Note 2 - "Basis of Presentation and Principles of Consolidation and Combination," the accompanying consolidated and combined financial statements include the operations of the SPG Businesses as carved-out from the financial statements of SPG for the periods prior to the separation and the operations of the properties under the Company's ownership subsequent to the separation. Transactions between the properties have been eliminated in the consolidated and combined presentation.

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

WP Glimcher Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated and Combined Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

Charges for properties which are consolidated and combined for each of the periods presented are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Property management and common costs, services and other	$5,435	$5,515	$17,984	$15,325
Insurance premiums	$2,269	$2,351	$6,807	$6,790
Advertising and promotional programs	$191	$196	$620	$639
Capitalized leasing and development fees	$2,723	$1,176	$6,531	$7,341

Charges for unconsolidated properties for each of the periods presented are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Property management costs, services and other	$209	$241	$622	$2,010
Insurance premiums	$3	$14	$9	$123
Advertising and promotional programs	$12	$10	$32	$36
Capitalized leasing and development fees	$6	$8	$18	$162

At September 30, 2015 and December 31, 2014, $3,867 and $4,715, respectively, were payable to SPG and its affiliates and are included in accounts payable, accrued expenses, intangibles, and deferred revenues in the accompanying consolidated balance sheets.

Transactions with the O'Connor Joint Venture

As described in the O'Connor Joint Venture section within Note 4 - "Investment in Real Estate," we retained management, leasing and development responsibilities for the O'Connor Properties. Related to performing these services, we earned fees of $1.3 million and $2.1 million for the three and nine months ended September 30, 2015, respectively, which are included in other income in the accompanying consolidated and combined statements of operations and comprehensive income. Advances to the O'Connor Joint Venture totaled $9.8 million as of September 30, 2015, which are included in investment in and advances to unconsolidated entities, at equity in the accompanying consolidated balance sheet. Management deems this balance to be collectible and anticipates repayment within one year.

WP Glimcher Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated and Combined Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

11.    Earnings (Loss) Per Common Share/Unit

WPG Inc. Earnings (Loss) Per Common Share

We determine WPG Inc.'s basic earnings (loss) per common share based on the weighted average number of shares of common stock outstanding during the period and we consider any participating securities for purposes of applying the two-class method. We determine WPG Inc.'s diluted earnings (loss) per share based on the weighted average number of shares of common stock outstanding combined with the incremental weighted average shares that would have been outstanding assuming all potentially dilutive securities were converted into common shares at the earliest date possible. As described in Note 1 - "Organization," the common shares and units outstanding at the separation date are reflected as outstanding for all periods prior to the separation. The following table sets forth the computation of WPG Inc.'s basic and diluted earnings (loss) per common share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Earnings (Loss) Per Common Share, Basic:
Net income (loss) attributable to common shareholders - basic	$4,057	$32,201	$(4,312)	$136,394
Weighted average shares outstanding - basic	184,263,963	155,162,597	182,713,706	155,162,597
Earnings (loss) per common share, basic	$0.02	$0.21	$(0.02)	$0.88

Earnings (Loss) Per Common Share, Diluted:
Net income (loss) attributable to common shareholders - basic	$4,057	$32,201	$(4,312)	$136,394
Net income (loss) attributable to common unitholders	581	6,620	(667)	28,210
Net income (loss) attributable to common shareholders - diluted	$4,638	$38,821	$(4,979)	$164,604
Weighted average common shares outstanding - basic	184,263,963	155,162,597	182,713,706	155,162,597
Weighted average operating partnership units outstanding	34,396,029	32,749,165	34,308,286	32,018,303
Weighted average additional dilutive securities outstanding	1,544,428	205,893	—	72,761
Weighted average common shares outstanding - diluted	220,204,420	188,117,655	217,021,992	187,253,661
Earnings (loss) per common share, diluted	$0.02	$0.21	$(0.02)	$0.88

For the three and nine months ended September 30, 2015 and 2014, additional potentially dilutive securities include unvested restricted shares, outstanding stock options, restricted stock units and performance based and annual LTIP unit awards. For the nine months ended September 30, 2015, diluted shares exclude the impact of any such securities because their effect would be anti-dilutive. We accrue dividends when they are declared.

WP Glimcher Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated and Combined Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

WPG L.P. Earnings (Loss) Per Common Unit

We determine WPG L.P.'s basic earnings (loss) per common unit based on the weighted average number of shares of common units outstanding during the period and we consider any participating securities for purposes of applying the two-class method. We determine WPG L.P.'s diluted earnings (loss) per unit based on the weighted average number of common units outstanding combined with the incremental weighted average units that would have been outstanding assuming all potentially dilutive securities were converted into common units at the earliest date possible. As described in Note 1 - "Organization," the common units outstanding at the separation date are reflected as outstanding for all periods prior to the separation. The following table sets forth the computation of WPG L.P.'s basic and diluted earnings (loss) per common unit:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Earnings (Loss) Per Common Unit, Basic and Diluted:
Net income (loss) attributable to common unitholders - basic and diluted	$4,638	$38,821	$(4,979)	$164,604
Weighted average common units outstanding - basic	218,659,992	187,911,762	217,021,992	187,180,900
Weighted average additional dilutive securities outstanding	1,544,428	205,893	—	72,761
Weighted average shares outstanding - diluted	220,204,420	188,117,655	217,021,992	187,253,661
Earnings (loss) per common unit, basic and diluted	$0.02	$0.21	$(0.02)	$0.88

For the three and nine months ended September 30, 2015 and 2014, additional potentially dilutive securities include contingently-issuable units related to WPG Inc.'s unvested restricted shares, outstanding stock options and restricted stock units, and WPG L.P.'s performance based and annual LTIP unit awards. For the nine months ended September 30, 2015, diluted shares exclude the impact of any such securities because their effect would be anti-dilutive. We accrue distributions when they are declared.

12.    Subsequent Events

On October 1, 2015, the Company exercised the first of two options to extend the maturity date of the mortgage loan on WestShore Plaza for one year. The extended maturity date is October 1, 2016.

On November 2, 2015, the Company received in excess of $320.0 million of non-binding commitments in support of an additional new unsecured seven-year term loan. Based on the Company's current debt levels, pricing will initially be set at LIBOR plus 180 basis points. The Company expects to close on the additional term loan during the fourth quarter of 2015, and plans to use the proceeds from this term loan to repay existing indebtedness and for other general corporate purposes.

On November 2, 2015, the WPG Inc.'s Board of Directors declared the following cash distributions per share/unit:

Security Type	Distribution per Share/Unit	For the Quarter Ended	Record Date	Payable Date
Common Shares/Units	$0.2500	December 31, 2015	December 2, 2015	December 15, 2015
Series H Preferred Shares/Units	$0.4688	December 31, 2015	December 31, 2015	January 15, 2016
Series I Preferred Shares/Units	$0.4297	December 31, 2015	December 31, 2015	January 15, 2016
Series I‑1 Preferred Units	$0.4563	December 31, 2015	December 31, 2015	January 15, 2016

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated and combined financial statements and notes thereto included in this report.

Overview - Basis of Presentation

WP Glimcher Inc. (formerly named Washington Prime Group Inc.) (“WPG Inc.”) is an Indiana corporation that operates as a self‑administered and self‑managed real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended. REITs will generally not be liable for federal corporate income taxes as long as they continue to distribute not less than 100% of their taxable income and satisfy certain other requirements. Washington Prime Group, L.P. (“WPG L.P.”) is WPG Inc.'s majority‑owned partnership subsidiary that owns, through its affiliates, all of WPG Inc.'s real estate properties and other assets. WPG Inc. is the sole general partner of WPG L.P. We own, develop and manage retail real estate properties. As of September 30, 2015, our assets consisted of interests in 121 shopping centers in the United States, consisting of strip centers and malls.
WPG (defined below) was created to hold the strip center business and smaller enclosed malls of Simon Property Group, Inc. (“SPG”) and its subsidiaries. On May 28, 2014, WPG separated from SPG through the distribution of 100% of the outstanding units of WPG L.P. to the owners of Simon Property Group, L.P. (“SPG L.P.”), SPG's operating partnership, and 100% of the outstanding shares of WPG Inc. to the SPG shareholders in a tax‑free distribution. Prior to the separation, WPG Inc. and WPG L.P. were wholly owned subsidiaries of SPG and its subsidiaries. Prior to or concurrent with the separation, SPG engaged in certain formation transactions that were designed to consolidate the ownership of its interests in 98 properties (the “SPG Businesses”) and distribute such interests to us. Pursuant to the separation agreement, SPG distributed 100% of the common shares of WPG Inc. on a pro rata basis to SPG’s shareholders as of the May 16, 2014 record date.
Unless the context otherwise requires, references to "WPG", the "Company", “we”, “us” and “our” refer to WPG Inc., WPG L.P. and entities in which WPG Inc. or WPG L.P. (or an affiliate) has a material ownership or financial interest, on a consolidated basis, after giving effect to the transfer of assets and liabilities from SPG as well as to the SPG Businesses prior to the date of the completion of the separation. Before the completion of the separation, the SPG Businesses were operated as subsidiaries of SPG, which operates as a REIT.
At the time of the separation and distribution, WPG Inc. owned a percentage of the outstanding units of partnership interest, or units, of WPG L.P. that is approximately equal to the percentage of outstanding units of partnership interest that SPG owned of Simon Property Group, L.P. (“SPG L.P.”), with the remaining units of WPG L.P. being owned by the limited partners who were also limited partners of SPG L.P. as of the May 16, 2014 record date. The units in WPG L.P. held by limited partners are exchangeable, at their election, for WPG Inc. common shares on a one‑for‑one basis or cash, at the determination of WPG Inc.
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
The consolidated and combined financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The consolidated balance sheet as of September 30, 2015 includes the accounts of WPG Inc. and WPG L.P., as well as their wholly owned subsidiaries. The consolidated and combined statements of operations include the consolidated accounts of the Company and the combined accounts of the SPG Businesses. Accordingly, the results presented for the periods ended September 30, 2014 reflect the aggregate operations and changes in cash flows on a carve-out basis of the SPG Businesses for the period from January 1, 2014 through May 27, 2014 and of the Company on a consolidated basis subsequent to May 27, 2014. The financial statements for the periods prior to the separation are prepared on a carve-out basis from the consolidated financial statements of SPG using the historical results of operations and bases of the assets and liabilities of the transferred businesses and including allocations from SPG. All intercompany transactions have been eliminated in consolidation and combination. In the opinion of management, the consolidated and combined financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods presented. The Company believes that the disclosures made are adequate to prevent the information presented from being misleading.

The combined financial statements prior to the separation include the allocation of certain assets and liabilities that have historically been held at the SPG corporate level but which are specifically identifiable or allocable to the SPG Businesses. Cash and cash equivalents, short-term investments and restricted funds held by SPG were not allocated to the SPG Businesses unless the cash or investments were held by an entity that was transferred to WPG. Long-term unsecured debt and short-term borrowings were not allocated to the SPG Businesses as none of the debt recorded by SPG is directly attributable to or guaranteed by the SPG Businesses. All intercompany transactions and accounts have been eliminated. The total net effect of the settlement of these intercompany transactions is reflected in the consolidated and combined statements of cash flow as a financing activity and in the consolidated and combined balance sheets as SPG equity in SPG Businesses for periods prior to the separation.
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
In connection with the separation, we incurred $39.9 million of expenses, including investment banking, legal, accounting, tax and other professional fees, which are included in spin-off costs for the nine months ended September 30, 2014 in the consolidated and combined statements of operations and comprehensive income.

At the time of the separation, our assets consisted of interests in 98 shopping centers. In addition to the above properties, the combined historical financial statements include an interest in one shopping center held within a joint venture portfolio of properties which was sold on February 28, 2014.

The Merger

On January 15, 2015, the Company acquired Glimcher Realty Trust (“Glimcher”), pursuant to a definitive agreement and plan of merger with Glimcher and certain affiliated parties of each dated September 16, 2014 (the “Merger Agreement”), in a stock and cash transaction valued at approximately $4.2 billion, including the assumption of debt (the “Merger”). In the Merger, Glimcher common shareholders received, for each Glimcher common share, $14.02 consisting of $10.40 in cash and 0.1989 of a share of WPG Inc.’s common stock valued at $3.62 per Glimcher common share, based on the closing price of WPG Inc.’s common stock on the Merger closing date. Approximately 29.9 million shares of WPG Inc.'s common stock were issued to Glimcher shareholders in the Merger, and WPG L.P. issued to WPG Inc. a like number of common units as consideration for the common shares issued. Additionally included in consideration were operating partnership units held by limited partners and preferred stock as noted below. In connection with the closing of the Merger, an indirect subsidiary of WPG L.P. was merged into Glimcher’s operating partnership. In the Merger, we acquired 23 shopping centers comprised of approximately 15.8 million square feet of gross leasable area and assumed additional mortgages on 14 properties with a fair value of approximately $1.4 billion. The combined company, which was renamed WP Glimcher Inc. post-Merger upon receiving shareholder approval, is comprised of approximately 69 million square feet of gross leasable area (compared to approximately 53 million square feet for the Company as of December 31, 2014) and has a combined portfolio of 121 properties as of September 30, 2015.
In the Merger, the preferred stock of Glimcher was converted into preferred stock of WPG Inc., and WPG Inc. issued to WPG Inc. preferred units as consideration for the preferred shares issued. Additionally, each outstanding unit of Glimcher’s operating partnership held by limited partners was converted into 0.7431 of a unit of WPG LP. Further, each outstanding stock option in respect of Glimcher common stock was converted into a WPG Inc. option, and certain other Glimcher equity awards were assumed by WPG Inc. and converted into equity awards in respect of WPG Inc.'s common shares.

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
The cash portion of the Merger consideration was funded by the Property Sale and draws under the Bridge Loan (see "Financing and Debt" below). During the three and nine months ended September 30, 2015, the Company incurred $2.4 million and $28.2 million of costs in connection with the Merger, respectively, which are included in merger and transaction costs in the consolidated and combined statements of operations and comprehensive income. Additionally, during the year ended December 31, 2014, the Company incurred $8.8 million of costs related to the Merger, including $2.5 million included in merger and transaction costs in the consolidated and combined statements of operations and comprehensive income for the three and nine months ended September 30, 2014.
On June 1, 2015, the Company announced a management transition plan through which Mark S. Ordan, the Executive Chairman of the Board, will transition to serve as an active non-executive Chairman of the Board and will provide consulting services to the Company under a transition and consulting agreement, effective as of January 1, 2016.  Michael P. Glimcher will continue to serve as the Company’s Vice Chairman and Chief Executive Officer. In addition, the Company expects a further reduction in overhead related to its Bethesda, Maryland-based transition operations led by C. Marc Richards, the Company’s Executive Vice President and Chief Administrative Officer, who is anticipated to depart the Company upon substantial completion of integration activities in early 2016. These management changes are expected to result in severance and related charges for 2015 of up to $8.0 million, consisting of approximately $4.0 million in cash severance and $4.0 million in non-cash stock compensation charges, with reduced overhead expenses beginning in 2016 anticipated to enable the Company to achieve synergies from the Merger as originally anticipated. During the three and nine months ended September 30, 2015, the Company incurred $1.7 million and $5.9 million of such severance costs, respectively, which are included in the total merger and transaction costs disclosed above. Additionally, WPG Inc.'s Board of Directors appointed Mr. Gregory A. Gorospe as the Company’s new Executive Vice President, General Counsel and Secretary, effective as of October 12, 2015. Finally, in addition to our headquarters in Columbus, Ohio, the Company will be opening a new leasing, management and operations office in Indianapolis, Indiana, in December 2015.
See Part II, Item 1, “Legal Proceedings” for a discussion of Merger‑related litigation.
The O'Connor Joint Venture
On June 1, 2015, we completed a joint venture transaction with O'Connor Mall Partners, L.P. ("O'Connor"), an unaffiliated third party, with respect to the ownership and operation of five of the Company’s malls and certain related out-parcels (the "O'Connor Joint Venture") acquired in the Merger, which were valued at approximately $1.625 billion, consisting of the following: The Mall at Johnson City located in Johnson City, Tennessee; Pearlridge Center located in Aiea, Hawaii; Polaris Fashion Place® located in Columbus, Ohio; Scottsdale Quarter® located in Scottsdale, Arizona and Town Center Plaza (which consists of Town Center Plaza and the adjacent Town Center Crossing) located in Leawood, Kansas (collectively the "O'Connor Properties"). Under the terms of the joint venture agreement, we retained a 51% interest and sold a 49% interest to O'Connor. In addition, the Company received reimbursement for 49% of costs incurred as of June 1, 2015 related to development activity at Scottsdale Quarter®. The transaction generated net proceeds, after taking into consideration the assumption of debt (including the new loans on Pearlridge Center and Scottsdale Quarter®) and costs associated with the transaction, of approximately $432 million (including $28.7 million for the partial reimbursement of the Scottsdale Quarter® development costs), which was used to repay a portion of the Bridge Loan (defined below). Since we no longer control the operations of the O'Connor Properties, we deconsolidated the properties and recorded a gain related to this sale of $5.1 million, which is included in gain upon acquisition of controlling interests and on sale of interests in properties for the nine months ended September 30, 2015 within the consolidated and combined statements of operations and comprehensive income. We retained management and leasing responsibilities for the O'Connor Properties.

Impairment

During the third quarter of 2015, we were informed that a major anchor tenant of Chesapeake Square, located in Chesapeake, Virginia, intends to close their store at the property during the first half of 2016. This impending closure was deemed a triggering event and, therefore, we evaluated the fair value of this property in conjunction with our quarterly impairment review and preparation of our financial statements. The Company used Level 3 inputs within the fair value hierarchy to determine the estimated fair value of this property. In using these inputs, we applied the market capitalization rates for similar properties to our estimated future cash flows of the property, taking into consideration the above mentioned impending closure. This analysis yielded a shortfall against net book value. Accordingly, we wrote the value of the investment in real estate down to its estimated fair value of $25.4 million by recording an impairment loss of $9.9 million in the consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2015. Furthermore, on October 30, 2015, we received a notice of default letter and have commenced discussion with the special servicer regarding the $63.0 million non-recourse mortgage encumbering this property (see "Financing and Debt - Covenants" below).

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

Portfolio Data

The portfolio data discussed in this overview includes key operating statistics for the Company (including the properties acquired in the Merger for both periods) including ending occupancy, average base minimum rent per square foot and comparable NOI. These reporting metrics exclude the impact of seven non-core properties and are thus deemed to be from our "core portfolio" or "core properties."

Core business fundamentals in the overall portfolio during the first nine months of 2015 were generally stable compared to the nine months of 2014. Ending occupancy for the core properties was 92.6% as of September 30, 2015, as compared to 93.5% as of September 30, 2014. Average base minimum rent per square foot for the core portfolio increased by 1.4% when comparing September 30, 2015 to September 30, 2014. Comparable NOI for the third quarter of 2015 increased 0.7% for the core portfolio and 0.1% when including the non-core properties versus the same prior year period.

The following table sets forth key operating statistics for the combined portfolio of core properties or interests in properties (excluding the statistics of seven non-core properties):

	September 30, 2015	September 30, 2014	% Change
Ending occupancy (1)	92.6%	93.5%	(0.9)%
Average base minimum rent per square foot (2)	$21.39	$21.10	1.4%

(1)
Ending occupancy is the percentage of gross leasable area, or GLA, which is leased as of the last day of the reporting period. We include all company owned space except for mall anchors, mall majors, mall freestanding office and mall outlots in the calculation of ending occupancy. Strip center GLA included in the calculation relates to all company owned space other than office space. When including the seven non-core properties, occupancy at September 30, 2015 was 91.9%.

(2)	Average base minimum rent per square foot is the average base minimum rent charge in effect for the reporting period for all tenants that would qualify to be included in ending occupancy.

Current Leasing Activities

During the nine months ended September 30, 2015, we signed new leases and renewal leases (excluding mall anchors and majors) across the portfolio, comprising approximately 2,589,600 square feet. The average annual initial base minimum rent for new leases was $21.38 psf and for renewed leases was $26.29 psf. For these leases, the average for tenant allowances was $24.68 psf for new leases and $5.05 psf for renewals.

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

•
On January 15, 2015, we acquired 23 properties in the Merger (the "Merger properties"). Total revenues and net loss (excluding transaction costs and costs of corporate borrowing) from these properties (including the amounts from the O'Connor Properties for periods prior to the date of the O'Connor Joint Venture transaction) from the date of the Merger of $46.3 million and $10.4 million, respectively, for the three months ended September 30, 2015 and $186.3 million and $11.8 million, respectively, for the nine months ended September 30, 2015 are included in the consolidated and combined statements of operations and comprehensive income. The primary driver of the net loss is depreciation and amortization on the newly acquired assets recorded at fair value. Thus, the operating results of the properties are contributing positive FFO for the Company.

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

Certain of our tenants filed for bankruptcy during the first half of 2015, resulting in approximately 500,000 square feet of vacancy. The projected impact of lost revenue from these tenants in calendar year 2015 is approximately $12.6 million. We have made progress re-leasing this space, primarily with permanent tenants as well as with some temporary tenants. We have commitments on over 90% of the space lost, which replaces over 70% of the lost revenue. We estimate that the impact of the bankruptcies will be a net reduction to comparable NOI growth for calendar year 2015 of approximately 1.6%. The bankruptcies had the most significant impact during the three months ended June 30, 2015, resulting in a net reduction to comparable NOI growth for the quarter of approximately 2.1%, as most of the replacement tenants will open in late 2015 and 2016. The impact to the three months ended September 30, 2015 was a net reduction to comparable NOI growth for the quarter of approximately 1.9%.

Three Months Ended September 30, 2015 vs. Three Months Ended September 30, 2014

Minimum rents increased $32.2 million, of which the Merger properties accounted for $31.0 million and the Property Transactions accounted for $1.6 million. Comparable rents decreased $0.4 million, or 0.3%, primarily attributable to a slight decrease in base minimum rents. Overage rents increased $0.8 million, primarily attributable to the Merger properties. Tenant reimbursements increased $11.4 million due to $12.2 million attributable to the Merger properties and $0.5 million attributable to the Property Transactions, partially offset by a $1.3 million decrease from comparable properties. Other income increased $4.9 million due to $1.2 million attributable to the Merger properties, $1.3 million of management, leasing and development fee income from the O'Connor Joint Venture, $0.3 million attributable to the Property Transactions and a net $2.1 million increase from comparable properties primarily attributable to lease settlements.

Total operating expenses increased $64.1 million, of which $8.0 million was attributable to general and administrative expenses associated with WPG operating as a separate, publicly-traded company and $9.9 million related to an impairment loss recorded in the 2015 period, partially offset by a $0.1 million decrease in transaction costs associated with the Merger. Of the remaining $46.3 million increase, $43.3 million was attributable to the Merger properties, $2.3 million was attributable to the Property Transactions and a net $0.7 million was attributable to the comparable properties.

Interest expense increased $6.7 million, of which $2.4 million was attributable to net borrowings to finance the Merger transaction, $6.8 million was attributable to the additional property mortgages assumed in the Merger and $0.7 million was attributable to borrowings on the Facility (defined below). These increases were partially offset by a $2.3 million decrease attributable to the repayment and refinancing of certain mortgages in 2014 and 2015 and a $0.9 million decrease primarily attributable to lower interest on the amortizing loan balances of the comparable properties.

Gain upon acquisition of controlling interests and on sale of interests in properties recognized in the 2014 period was $9.0 million from the sale of Highland Lakes Center. There was no such gain recognized in the 2015 period.

For WPG Inc., net income (loss) attributable to noncontrolling interests primarily relates to the allocation of income (loss) to third parties based on their respective weighted average ownership interest in WPG L.P., which percentage decreased slightly due to the capital transactions related to the Merger.

Preferred share dividends relate to the 7.5% Series H Cumulative Redeemable Preferred Stock (the "Series H Preferred Shares") and the 6.875% Series I Cumulative Redeemable Preferred Stock (the "Series I Preferred Shares") issued in connection with the Merger. Preferred dividends totaling $3.5 million decreased net income to common shareholders during the quarter ended September 30, 2015. The unpaid portion of these preferred dividends is included in distributions payable in the consolidated balance sheet as of September 30, 2015. See “Equity Activity - Distributions” below.

Nine Months Ended September 30, 2015 vs. Nine Months Ended September 30, 2014

Minimum rents increased $143.6 million, of which the Merger properties accounted for $128.5 million and the Property Transactions accounted for $18.7 million. Comparable rents decreased $3.6 million, or 1.1%, primarily attributable to a slight decrease in base minimum rents. Overage rents increased $3.1 million, primarily attributable to the Merger properties. Tenant reimbursements increased $53.7 million due to $49.8 million attributable to the Merger properties and $6.0 million attributable to the Property Transactions, partially offset by a $2.1 million decrease from comparable properties. Other income increased $8.1 million due to $3.5 million attributable to the Merger properties, $2.1 million of management, leasing and development fee income from the O'Connor Joint Venture, $1.0 million attributable to the Property Transactions and a net $1.5 million increase from comparable properties primarily attributable to lease settlements.

Total operating expenses increased $221.0 million, of which $28.1 million was attributable to general and administrative expenses associated with WPG operating as a separate, publicly-traded company, $25.7 million was attributable to transaction costs associated with the Merger and $9.9 million related to an impairment loss recorded in the 2015 period. Of the remaining $157.3 million increase, $175.6 million was attributable to the Merger properties, $17.7 million was attributable to the Property Transactions and a net $3.9 million was attributable to the comparable properties. These amounts are partially offset by the $39.9 million of spin-off costs incurred during the 2014 period related to our separation from Simon.

Interest expense increased $46.0 million, of which $21.2 million was attributable to net borrowings to finance the Merger transaction and $20.3 million was attributable to the additional property mortgages assumed in the Merger. Of the remaining $4.5 million increase, $4.0 million was attributable to mortgages placed on seven previously unencumbered properties during 2014, $7.5 million was attributable to borrowings on the Facility (defined below) and $1.0 million was attributable to the Property Transactions. These increases were partially offset by a $7.2 million decrease attributable to the repayment and refinancing of certain mortgages in 2014 and 2015 and a $0.8 million decrease primarily attributable to lower interest on the amortizing loan balances of the comparable properties.

The $5.1 million gain upon acquisition of controlling interests and on sale of interests in properties recognized in the 2015 period relates to the O'Connor Joint Venture transaction. The aggregate gain recognized in the 2014 period of $100.5 million consists of $2.4 million from the sale of New Castle Plaza, $88.9 million from the acquisition of controlling interests in Clay Terrace and a portfolio of seven open-air shopping centers, $9.0 million from the sale of Highland Lakes Center and $0.2 million from the sale of our interest in one unconsolidated shopping center.

For WPG Inc., net income (loss) attributable to noncontrolling interests primarily relates to the allocation of income (loss) to third parties based on their respective weighted average ownership interest in WPG L.P., which percentage decreased slightly due to the capital transactions related to the Merger.

Preferred share dividends relate to the 8.125% Series G Cumulative Redeemable Preferred Stock (the "Series G Preferred Shares"), the Series H Preferred Shares and the Series I Preferred Shares issued in connection with the Merger. Preferred dividends totaling $12.5 million decreased net income to common shareholders during the nine months ended September 30, 2015. The unpaid portion of these preferred dividends is included in distributions payable in the consolidated balance sheet as of September 30, 2015. See “Equity Activity - Distributions” below. The Series G Preferred Shares were redeemed in full on April 15, 2015.

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

Because we own primarily long-lived income-producing assets, our financing strategy relies on long-term fixed rate mortgage debt as well as floating rate debt. At September 30, 2015, floating rate debt (excluding loans hedged to fixed interest) comprised 35.0% of our total consolidated debt. We will continue to monitor our borrowing mix to limit market risk. We derive most of our liquidity from leases that generate positive net cash flow from operations, the total of which was $237.6 million during the nine months ended September 30, 2015.

Our balance of cash and cash equivalents increased $12.6 million during 2015 to $121.3 million as of September 30, 2015. The increase was primarily due to operating cash flow from the properties and balances acquired in the Merger. See "Cash Flows" below for more information.

On September 30, 2015, we had an aggregate available borrowing capacity of $310.9 million under the Facility, net of outstanding borrowings of $588.8 million and $0.3 million reserved for outstanding letters of credit. The weighted average interest rate on the Facility was 1.3% during the three and nine months ended September 30, 2015.

The consolidated indebtedness of our business was approximately $3.6 billion as of September 30, 2015, or an increase of approximately $1.3 billion from December 31, 2014. This post-Merger increase could have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions and increasing our interest expense. Our increased indebtedness following the Merger is described in greater detail under “Financing and Debt” below. The additional indebtedness includes mortgages of approximately $1.4 billion, as well as unsecured borrowings of $750.0 million from our Notes Payable (defined below) and the New Term Loan (defined below). Offsetting these increases, approximately $796 million of mortgages (which includes any fair value adjustments) related to the properties in the O'Connor Joint Venture were transferred to unconsolidated entities. Our proportionate share of unconsolidated indebtedness was approximately $413.6 million as of September 30, 2015. In addition, approximately $432 million in cash proceeds from the O'Connor Joint Venture transaction was used to repay a portion of the outstanding balance on the Bridge Loan (defined below).
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

The successful execution of our business strategy will require the availability of substantial amounts of operating and development capital both currently and over time. Sources of such capital could include additional bank borrowings, public and private offerings of debt or equity, including rights offerings, sale of certain assets and joint ventures. The major credit rating agencies initially assigned us an investment grade credit rating of BBB or Baa2. However, as a result of the Merger and related financings, S&P and Moody's placed the Company on negative outlook and Fitch downgraded the Company to a BBB- rating. Subsequent to September 30, 2015, S&P and Moody's each lowered the Company’s credit rating by one grade to BBB-, or Baa3, with a stable outlook. There can be no assurance that the Company will achieve a particular rating or maintain a particular rating in the future.

Cash Flows

Our net cash flow from operating activities totaled $237.6 million during the nine months ended September 30, 2015. During this period we also:

•	funded the acquisitions of interests in properties, including the Merger properties, for the net amount of $963.1 million,

•	funded capital expenditures of $116.1 million,

•	funded net amounts of restricted cash reserves held for future capital expenditures of $4.1 million,

•	received net proceeds from the sale of interests in properties of $431.8 million,

•	funded investments in unconsolidated entities of $10.7 million,

•	received distributions of capital from unconsolidated entities of $0.6 million,

•	received net proceeds from our debt financing, refinancing and repayment activities of $723.4 million,

•	funded the redemption of preferred shares for $117.4 million,

•	funded a net amount of lender-required restricted cash reserve on mortgage loan of $1.8 million,

•	received net proceeds from issuance of common shares, including common stock plans, of $1.9 million, and

•	funded distributions to common and preferred shareholders and unitholders of $169.5 million.

In general, we anticipate that cash generated from operations will be sufficient to meet operating expenses, monthly debt service, recurring capital expenditures, and dividends to shareholders necessary to maintain our status as a REIT on a long-term basis. In addition, we expect to be able to generate or obtain capital for nonrecurring capital expenditures, such as acquisitions, major building renovations and expansions, as well as for scheduled principal maturities on outstanding indebtedness, from:

•	excess cash generated from operating performance and working capital reserves,

•	borrowings on our debt arrangements,

•	opportunistic asset sales,

•	additional secured or unsecured debt financing, or

•	additional equity raised in the public or private markets.

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

Financing and Debt

Mortgage Debt

Total mortgage indebtedness at September 30, 2015 and December 31, 2014 was as follows (in thousands):

	September 30, 2015	December 31, 2014
Face amount of mortgage loans	$1,787,103	$1,431,516
Fair value adjustments, net	19,565	3,598
Carrying value of mortgage loans	$1,806,668	$1,435,114

A roll forward of mortgage indebtedness from December 31, 2014 to September 30, 2015 is summarized as follows (in thousands):

Balance, December 31, 2014	$1,435,114
Debt assumptions at fair value	1,364,503
Repayment of debt	(558,063)
Debt issuances	390,000
Debt amortization payments	(15,184)
Debt transferred to unconsolidated entities	(795,711)
Amortization of fair value and other adjustments	(13,991)
Balance, September 30, 2015	$1,806,668
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

On May 21, 2015, we refinanced Pearlridge Center’s existing $171.0 million mortgage maturing in 2015 with a new $225.0 million non-recourse, interest-only loan with a 10-year term and a fixed interest rate of 3.53%. We also refinanced existing debt totaling $195.0 million on Scottsdale Quarter® maturing in 2015 with a new $165.0 million non-recourse, interest-only loan with a 10-year term and a fixed interest rate of 3.53%. We used $21.2 million of the net proceeds from the refinancings to repay a portion of the outstanding balance on the Bridge Loan (defined below).

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

Unsecured Debt

The Facility

On May 15, 2014, we closed on a senior unsecured revolving credit facility, or Revolver, and a senior unsecured term loan, or Term Loan (collectively referred to as the "Facility"). The Revolver provides borrowings on a revolving basis up to $900.0 million, bears interest at one-month LIBOR plus 1.05%, and will initially mature on May 30, 2018, subject to two, 6-month extensions available at our option subject to compliance with the terms of the Facility and payment of a customary extension fee. The Term Loan provides borrowings in an aggregate principal amount up to $500.0 million, bears interest at one-month LIBOR plus 1.15%, and will initially mature on May 30, 2016, subject to three, 12-month extensions available at our option subject to compliance with the terms of the Facility and payment of a customary extension fee. The interest rate on the Facility may vary based on the Company's credit rating.

At September 30, 2015, borrowings under the Facility consisted of $588.8 million outstanding under the Revolver and $500.0 million outstanding under the Term Loan. On September 30, 2015, we had an aggregate available borrowing capacity of $310.9 million under the Facility, net of $0.3 million reserved for outstanding letters of credit. At September 30, 2015, the applicable interest rate on the Revolver was one-month LIBOR plus 1.05%, or 1.24%, and the applicable interest rate on the Term Loan was one-month LIBOR plus 1.15%, or 1.34%. Subsequent to September 30, 2015, S&P and Moody's lowered the Company’s credit rating by one grade to BBB-, or Baa3, with a stable outlook. As a result, the interest rate on the Revolver will increase to LIBOR plus 1.25% and the interest rate on the Term Loan will increase to LIBOR plus 1.45%.

New Term Loans

On June 4, 2015, the Company borrowed $500.0 million under a new term loan (the "New Term Loan"), pursuant to a commitment received from bank lenders. The New Term Loan bears interest at one-month LIBOR plus 1.15% (1.34% at September 30, 2015) and will mature in March 2020. The interest rate on the New Term Loan may vary based on the Company's credit rating. Subsequent to September 30, 2015, S&P and Moody's lowered the Company’s credit rating by one grade to BBB-, or Baa3, with a stable outlook, as mentioned above. As a result, the interest rate on the New Term Loan will increase to LIBOR plus 1.45%. On June 19, 2015, the Company executed interest rate swap agreements totaling $500.0 million, with an effective date of July 6, 2015, which effectively fixed the interest rate on the new term loan at 2.26% (or 2.56% after including the impact of the credit rating decrease) through June 2018. The Company used the proceeds of the New Term Loan to repay the remaining outstanding balance on the Bridge Loan (defined below).

On November 2, 2015, the Company received in excess of $320.0 million of non-binding commitments in support of an additional new unsecured seven-year term loan. Based on the Company's current debt levels, pricing will initially be set at LIBOR plus 180 basis points. The Company expects to close on the additional term loan during the fourth quarter of 2015, and plans to use the proceeds from this term loan to repay existing indebtedness and for other general corporate purposes.

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

The Company incurred $10.4 million of Bridge Loan commitment, structuring and funding fees, of which $3.8 million incurred during 2014 were included in deferred costs and other assets in the accompanying consolidated balance sheet as of December 31, 2014. Upon the full repayment of the Bridge Loan, the Company accelerated amortization of the deferred loan costs, resulting in total amortization of $10.4 million included in interest expense in the accompanying consolidated and combined statements of operations and comprehensive income for the nine months ended September 30, 2015.

Notes Payable
On March 24, 2015, WPG L.P. closed on a private placement of $250.0 million of 3.850% senior unsecured notes (the "Notes Payable") at a 0.028% discount due April 1, 2020. WPG L.P. received net proceeds from the offering of $248.4 million, which it used to repay a portion of outstanding borrowings under the Bridge Loan. The Notes Payable contain certain customary covenants and events of default which, if any such event of default occurs, would permit or require the principal, premium, if any, and accrued and unpaid interest on all of the then-outstanding Notes Payable to be declared immediately due and payable (subject in certain cases to customary grace and cure periods).

On October 21, 2015, WPG L.P. completed an offer to exchange (the "Exchange Offer") up to $250.0 million aggregate principal amount of the Notes Payable for a like principal amount of its 3.850% senior unsecured notes that have been registered under the Securities Act of 1933, as amended (the "Exchange Notes").  On October 21, 2015, $250.0 million of Exchange Notes were issued in exchange for $250.0 million aggregate principal amount of the Notes Payable that were tendered in the Exchange Offer.

Covenants
Our unsecured debt agreements contain financial and other covenants. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender including adjustments to the applicable interest rate. As of September 30, 2015, management believes the Company is in compliance with all covenants of its unsecured debt.

At September 30, 2015, certain of our consolidated subsidiaries were the borrowers under 34 non-recourse loans and one partial-recourse loan secured by mortgages encumbering 39 properties, including two separate pools of cross-defaulted and cross-collateralized mortgages encumbering a total of six properties. The total balance of mortgages was approximately $1.8 billion as of September 30, 2015. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt instruments contain financial and other non-financial covenants which are specific to the properties which serve as collateral for that debt. Our existing non-recourse mortgage loans generally prohibit our subsidiaries that are borrowers thereunder from incurring additional indebtedness, subject to certain customary and limited exceptions. In addition, certain of these instruments limit the ability of the applicable borrower's parent entity from incurring mezzanine indebtedness unless certain conditions are satisfied, including compliance with maximum loan to value ratio and minimum debt service coverage ratio tests. Further, under certain of these existing agreements, if certain cash flow levels in respect of the applicable mortgaged property (as described in the applicable agreement) are not maintained for at least two consecutive quarters, the lender could accelerate the debt and enforce its right against its collateral. If the borrower fails to comply with these covenants, the lender could accelerate the debt and enforce its right against their collateral.

On October 8, 2015, we received a notice of default letter, dated October 5, 2015, from the special servicer to the borrower of the $52.9 million mortgage loan secured by Merritt Square Mall, located in Merritt Island, Florida.  The letter was sent because the borrower, a consolidated subsidiary of the Company, did not repay the loan in full by its September 1, 2015 maturity date.  The borrower has initiated discussions with the special servicer regarding this non-recourse loan and is considering various options including restructuring, extending and other options.

On October 30, 2015, we received a notice of default letter, dated October 30, 2015, from the special servicer to the borrower concerning the $63.0 million mortgage loan that matures on February 1, 2017 and is secured by Chesapeake Square, located in Chesapeake, Virginia. The default resulted from an operating cash flow shortfall at the property in October 2015 that the borrower, a consolidated subsidiary of the Company, did not cure.  The borrower has initiated discussions with the special servicer regarding this non-recourse CMBS loan and is considering various options.

At September 30, 2015, management believes the applicable borrowers under our other non-recourse mortgage loans were in compliance with all covenants where non-compliance could individually, or giving effect to applicable cross-default provisions in the aggregate, have a material adverse effect on our financial condition, results of operations or cash flows.

Summary of Financing

Our consolidated debt and the effective weighted average interest rates as of September 30, 2015 and December 31, 2014, consisted of the following (dollars in thousands):

	September 30, 2015	Weighted Average Interest Rate	December 31, 2014	Weighted Average Interest Rate
Fixed-rate debt, face amount	$2,351,003	4.55%	$1,431,516	5.23%
Variable-rate debt, face amount	1,274,850	1.43%	913,750	1.27%
Total face amount of debt	3,625,853	3.46%	2,345,266	3.69%
Note discount	(64)		—
Fair value adjustments, net	19,565		3,598
Total carrying value of debt	$3,645,354		$2,348,864

Contractual Obligations

The following table summarizes the material aspects of the Company's future obligations for consolidated entities as of September 30, 2015, for the remainder of 2015 and for subsequent years thereafter assuming the obligations remain outstanding through initial maturities (in thousands):

	2015	2016 - 2017	2018 - 2019	Thereafter	Total
Long term debt (1)	$58,132	$637,018	$1,270,974	$1,659,729	$3,625,853
Interest payments (2)	30,486	197,222	159,215	119,313	506,236
Distributions (3)	3,567	27,206	3,028	—	33,801
Ground rent (4)	794	7,018	7,048	121,678	136,538
Purchase/tenant obligations (5)	57,124	—	—	—	57,124
Total	$150,103	$868,464	$1,440,265	$1,900,720	$4,359,552

(1)	Represents principal maturities only and therefore excludes net fair value adjustments of $19,565 and bond discount of $64.

(2)	Variable rate interest payments are estimated based on the LIBOR rate at September 30, 2015.

(3)
Since there is no required redemption, distributions on the Series H Preferred Shares/Units, Series I Preferred Shares/Units and Series I-1 Preferred Units may be paid in perpetuity; for purposes of this table, such distributions were included through the optional redemption dates of August 10, 2017, March 27, 2018 and March 27, 2018, respectively.

(4)	Represents minimum future lease payments due through the end of the initial lease term.

(5)	Includes amounts due under executed leases and commitments to vendors for development and other matters.

The following table summarizes the material aspects of the Company's proportionate share of future obligations for unconsolidated entities as of September 30, 2015, for the remainder of 2015 and for subsequent years thereafter assuming the obligations remain outstanding through initial maturities (in thousands):

	2015	2016 - 2017	2018 - 2019	Thereafter	Total
Long term debt (1)	$382	$3,226	$5,895	$394,715	$404,218
Interest payments (2)	4,123	32,663	32,270	77,037	146,093
Ground rent (3)	482	3,857	4,089	125,794	134,222
Purchase/tenant obligations (4)	22,501	—	—	—	22,501
Total	$27,488	$39,746	$42,254	$597,546	$707,034

(1)	Represents principal maturities only and therefore excludes net fair value adjustments of $9,403.

(2)	Variable rate interest payments are estimated based on the LIBOR rate at September 30, 2015.

(3)	Represents minimum future lease payments due through the end of the initial lease term.

(4)	Includes amounts due under executed leases and commitments to vendors for development and other matters.

Off-Balance Sheet Arrangements

Off-balance sheet arrangements consist primarily of investments in joint ventures which are common in the real estate industry. Joint ventures typically fund their cash needs through secured debt financings obtained by and in the name of the joint venture entity. The joint venture debt is secured by a first mortgage, is without recourse to the joint venture partners, and does not represent a liability of the partners, except to the extent the partners or their affiliates expressly guarantee the joint venture debt. As of September 30, 2015, there were no guarantees of joint venture related mortgage indebtedness. WPG may elect to fund cash needs of a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans, although such fundings are not required contractually or otherwise.

Equity Activity

The Separation

Prior to the May 28, 2014 separation, the financial statements were carved-out from SPG's books and records; thus, pre-separation ownership was solely that of SPG and noncontrolling interests based on their respective ownership interests in SPG L.P. on the date of separation (see "Overview-Basis of Presentation" for more information). Upon becoming a separate company on May 28, 2014, WPG Inc.'s ownership is now classified under the typical stockholders' equity classifications of common stock, capital in excess of par value and retained earnings, while WPG L.P.'s ownership has always been reflected under typical partnership classifications. Related to the separation, 155,162,597 shares of WPG Inc. common stock were issued to shareholders of SPG, with a like number of common units issued by WPG L.P. to WPG Inc. as consideration for the common shares issued, and 31,575,487 WPG L.P. common units were issued to limited partners of SPG L.P.

The Merger

Related to the Merger completed on January 15, 2015, WPG Inc. issued 29,942,877 common shares, 4,700,000 Series G Preferred Shares, 4,000,000 Series H Preferred Shares and 3,800,000 Series I Preferred Shares, and WPG L.P. issued to WPG Inc. a like number of common and preferred units as consideration for the common and preferred shares issued. Additionally, WPG L.P. issued to limited partners 1,621,695 common units and 130,592 WPG LP Series I‑1 Preferred Units. The preferred shares and units were issued as consideration for similarly-named preferred interests of Glimcher that were outstanding at the Merger date.

On April 15, 2015, WPG Inc. redeemed all of the 4,700,000 issued and outstanding Series G Preferred Shares, resulting in WPG L.P. redeeming a like number of preferred units under terms identical to those of the Series G Preferred Shares described below. The Series G Preferred Shares were redeemed at a redemption price of $25.00 per share, plus accumulated and unpaid distributions up to, but excluding, the redemption date, in an amount equal to $0.5868 per share, for a total payment of $25.5868 per share. This redemption amount includes the first quarter dividend of $0.5078 per share that was declared on February 24, 2015 to holders of record of such Series G Preferred Shares on March 31, 2015. Because the redemption of the Series G Preferred Shares was a redemption in full, trading of the Series G Preferred Shares on the NYSE ceased after the redemption date. The aggregate amount paid to effect the redemptions of the Series G Preferred Shares was approximately $120.3 million, which was funded with cash on hand.

Exchange Rights
Subject to the terms of the limited partnership agreement of WPG L.P., limited partners in WPG L.P. have, at their option, the right to exchange all or any portion of their units for shares of common stock on a one‑for‑one basis or cash, as determined by WPG Inc. Therefore, the common units held by limited partners are considered by WPG Inc. to be share equivalents and classified as noncontrolling interests within permanent equity, and classified by WPG L.P. as permanent equity. The amount of cash to be paid if the exchange right is exercised and the cash option is selected will be based on the trading price of WPG Inc.'s common stock at that time. At September 30, 2015, WPG Inc. had reserved 34,855,854 shares of common stock for possible issuance upon the exchange of units held by limited partners.
The holders of the Series I-1 Preferred Units have, at their option, the right to have their units purchased by WPG L.P. subject to the satisfaction of certain conditions. Therefore, these preferred units are classified as redeemable noncontrolling interests outside of permanent equity.
Stock Based Compensation

On May 28, 2014, the WPG Inc.'s Board of Directors adopted the Washington Prime Group, L.P. 2014 Stock Incentive Plan (the "Plan"), which permits the Company to grant awards to current and prospective directors, officers, employees and consultants of the Company or an affiliate. An aggregate of 10,000,000 shares of common stock has been reserved for issuance under the Plan. In addition, the maximum number of awards to be granted to a participant in any calendar year is 500,000 shares. Awards may be in the form of stock options, stock appreciation rights, restricted stock, restricted stock units or other stock-based awards in WPG Inc., or long term incentive plan ("LTIP") units or performance units in WPG, L.P. The Plan terminates on May 28, 2024.

Long Term Incentive Awards

Time Vested LTIP Awards

During the nine months ended September 30, 2015, the Company awarded 203,215 time-vested LTIP Units ("Inducement LTIP Units") to certain executive officers and employees of the Company under the Plan, pursuant to LTIP Unit Award Agreements between the Company and each of the grant recipients. These awards will vest and the related fair value will be expensed over a four-year vesting period, except in certain instances that result in accelerated vesting due to severance arrangements.

Performance Based Awards

During the nine months ended September 30, 2015, the Company authorized the award of LTIP units subject to certain market conditions under ASC 718 ("Performance LTIP Units") to certain executive officers and employees of the Company in the maximum total amount of 304,818 units, to be earned and related fair value expensed over the applicable performance periods, except in certain instances that result in accelerated vesting due to severance arrangements.

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
LTIP/WPG Restricted Share Award Related Compensation Expense

We recorded compensation expense related to all LTIP and WPG Restricted Shares of approximately $4.3 million and $9.3 million for the three months and nine months ended September 30, 2015, respectively, and approximately $1.2 million and $1.3 million for the three and nine months ended September 30, 2014, respectively, which expense is included in general and administrative expense in the consolidated and combined statements of operations and comprehensive income.

Stock Options

As part of the Merger, outstanding stock options held by certain former Glimcher employees were converted into 1,125,014 WPG stock options. During the nine months ended September 30, 2015, 393,000 stock options were granted from the Plan to employees, employees exercised 199,078 stock options and 157,584 stock options were canceled, forfeited or expired. As of September 30, 2015, there were 1,161,352 stock options outstanding.

Distributions

On January 22, 2015, the Company paid a cash distribution of $0.14 per common share/unit for the period from November 26, 2014 through January 14, 2015. On December 24, 2014, WPG Inc.’s Board of Directors had declared the distribution, which was contingent on the closing of the Merger, to shareholders and unitholders of record on January 14, 2015. The distribution represents the first quarter 2015 regular quarterly distribution prorated for the distribution period prior to the Merger.
On February 24, 2015, WPG Inc.’s Board of Directors declared the following cash distributions per share/unit:

Security Type	Distribution per Share/Unit	For the Quarter Ended	Record Date	Payable Date
Common Shares/Units (1)	$0.1100	March 31, 2015	March 6, 2015	March 16, 2015
Series G Preferred Shares/Units	$0.5078	March 31, 2015	March 31, 2015	April 15, 2015
Series H Preferred Shares/Units	$0.4688	March 31, 2015	March 31, 2015	April 15, 2015
Series I Preferred Shares/Units	$0.4297	March 31, 2015	March 31, 2015	April 15, 2015
Series I‑1 Preferred Units	$0.4563	March 31, 2015	March 31, 2015	April 15, 2015

(1)	Represents a prorated distribution for the period from January 15, 2015 through March 31, 2015, which is in addition to the $0.14 stub distribution paid on January 22, 2015.
On May 21, 2015, WPG Inc.’s Board of Directors declared the following cash distributions per share/unit:

Security Type	Distribution per Share/Unit	For the Quarter Ended	Record Date	Payable Date
Common Shares/Units	$0.2500	June 30, 2015	June 3, 2015	June 15, 2015
Series H Preferred Shares/Units	$0.4688	June 30, 2015	June 30, 2015	July 15, 2015
Series I Preferred Shares/Units	$0.4297	June 30, 2015	June 30, 2015	July 15, 2015
Series I‑1 Preferred Units	$0.4563	June 30, 2015	June 30, 2015	July 15, 2015

On August 3, 2015, WPG Inc.’s Board of Directors declared the following cash distributions per share/unit:

Security Type	Distribution per Share/Unit	For the Quarter Ended	Record Date	Payable Date
Common Shares/Units	$0.2500	September 30, 2015	September 2, 2015	September 15, 2015
Series H Preferred Shares/Units (2)	$0.4688	September 30, 2015	September 30, 2015	October 15, 2015
Series I Preferred Shares/Units (2)	$0.4297	September 30, 2015	September 30, 2015	October 15, 2015
Series I‑1 Preferred Units (2)	$0.4563	September 30, 2015	September 30, 2015	October 15, 2015

(2)	Amounts total $3.0 million and are recorded as distributions payable in the consolidated balance sheets as of September 30, 2015.
On November 2, 2015, WPG Inc.’s Board of Directors declared the following cash distributions per share/unit:

Security Type	Distribution per Share/Unit	For the Quarter Ended	Record Date	Payable Date
Common Shares/Units	$0.2500	December 31, 2015	December 2, 2015	December 15, 2015
Series H Preferred Shares/Units	$0.4688	December 31, 2015	December 31, 2015	January 15, 2016
Series I Preferred Shares/Units	$0.4297	December 31, 2015	December 31, 2015	January 15, 2016
Series I‑1 Preferred Units	$0.4563	December 31, 2015	December 31, 2015	January 15, 2016

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

Development Activity

New Development, Expansions and Redevelopments.  We routinely incur costs related to construction for significant redevelopment and expansion projects at our properties.  We expect our share of development costs for calendar year 2015 related to these activities to be approximately $140 to $160 million. Our estimated stabilized return on invested capital typically ranges between 8% and 12%.

In addition, we own land for the development of a new 400,000 square foot shopping center in the Houston metropolitan area, which has been named Fairfield Town Center.  The carrying value of this project is $12.5 million at September 30, 2015, which primarily relates to the cost of the underlying land and site improvements for infrastructure as well as the project costs incurred to date noted below.  We expect to commence construction to add approximately 30,000 square feet of small shop space adjacent to the H-E-B store this fall for an opening in 2016.  Subsequent phases will have additions of big box retailers that will offer fashion, sporting goods, home goods and restaurants. The projected cost of this development is expected to be approximately $80 million, of which we had incurred approximately $4.5 million as of September 30, 2015.  The development is expected to be fully completed in the first half of 2017.

During the second quarter of 2014, we commenced construction on our redevelopment at Jefferson Valley Mall, a 556,000 square foot shopping center located in the New York City area.  The total cost of this project is expected to be approximately $34 million, of which we had incurred approximately $3.5 million as of September 30, 2015. The redevelopment is expected to be fully completed in mid-2017.

The third phase of Scottsdale Quarter® ("Phase III") is under construction.  Construction began on the north parcel in November 2013 consisting of luxury apartment units with ground floor retail.  Residents started moving into the apartment units in August 2015. We purchased the retail space in the second quarter, and have some solid leasing momentum for the space.  The O’Connor Joint Venture, of which we own a 51% interest, has retained a 25% interest in the apartment development and our joint venture partner is building and managing the apartment complex.  Construction on the south parcel which includes a 140,000 square foot building that will be comprised of retail and office is nearly complete.  American Girl, the retail anchor for the building, and Design Within Reach, which occupies the majority of the remaining retail space in the building, are both open.  Office leasing on the south parcel building is underway and progress has been made on leasing the space.  The middle parcel will be the final component of Phase III and will be comprised of residential, retail and likely a boutique hotel.  Phase III will add density at Scottsdale Quarter® with a mix of office, residential and lodging, but the cornerstone of the development will remain retail.  The total investment in Phase III will be approximately $115 million to $125 million, of which we had incurred approximately $68.5 million as of September 30, 2015.

The redevelopment at Town Center Plaza in Leawood, Kansas will result in the addition of a new Arhaus store as well as a 40,000 square foot, two-story Restoration Hardware store.  The new Arhaus store opened during the second quarter and the sales are above forecasted projections.  In addition to these two new retailers, a new pedestrian walkway will be added to the center. The investment in this redevelopment will be approximately $35 million, of which we had incurred approximately $7.6 million as of September 30, 2015.

We are also converting a former Elder Beerman for Her department store into restaurants at The Mall at Fairfield Commons in Dayton, Ohio. The restaurant lineup will feature Chuy’s, BJ’s Restaurant & Brewhouse and Bravo Cucina Italiana.  The investment in this redevelopment will be approximately $20 million, of which we had incurred approximately $7.1 million as of September 30, 2015. The new restaurants will open in 2015 and 2016.

A new Dick’s Sporting Goods and Field & Stream anchor store at Polaris Fashion Place in Columbus, Ohio, opened in September 2015. The investment in this redevelopment will be approximately $25 million, of which we had incurred approximately $14.6 million as of September 30, 2015.

We do not expect to hold material land for development. Land currently held for future development is substantially limited to the land parcels at our current centers which we may utilize for expansion of the existing centers or sales of outlots.

Capital Expenditures.

The following table summarizes total capital expenditures on a cash basis for the nine months ended September 30, 2015 (in thousands):

New developments	$2,528
Redevelopments and expansions	63,627
Tenant allowances	28,481
Operational capital expenditures	16,583
Total (1)	$111,219

(1) Excludes approximately $4.9 million of capitalized interest, wages and real estate taxes, which are included in capital expenditures, net on the consolidated statement of cash flows.

Forward-Looking Statements

Certain statements made in this section or elsewhere in this report may be deemed "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained, and it is possible that our actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks and uncertainties. Such factors include, but are not limited to: our ability to meet debt service requirements, the availability of financing, adverse effects of our significant level of indebtedness, including decreasing our business flexibility and increasing our interest expense, the impact of restrictive covenants in the agreements that govern our indebtedness, risks relating to the Merger, including the ability to effectively integrate the business with that of Glimcher, changes in our credit rating, changes in market rates of interest, the ability to hedge interest rate risk, risks associated with the acquisition, development and expansion of properties, general risks related to retail real estate, including the ability to renew leases or lease new properties on favorable terms, dependency on anchor stores or major tenants and on the level of revenues realized by tenants, the liquidity of real estate investments, environmental liabilities, international, national, regional and local economic climates, changes in market rental rates, trends in the retail industry, relationships with anchor tenants, the inability to collect rent due to the bankruptcy or insolvency of tenants or otherwise, risks relating to joint venture properties, including our ability to complete certain planned joint venture transactions, intensely competitive market environment in the retail industry, costs of common area maintenance, insurance costs and coverage, dependency on key management personnel, terrorist activities, changes in economic and market conditions and maintenance of our status as a real estate investment trust. We discussed these and other risks and uncertainties under Part I, "Item 1A. Risk Factors" in WPG Inc.'s Annual Report on Form 10-K for the year ended December 31, 2014, as updated by Part II, "Item 1A. Risk Factors" in this Quarterly Report on Form 10-Q. We undertake no duty or obligation to update or revise these forward-looking statements, whether as a result of new information, future developments, or otherwise.

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

You should understand that our computation of these non-GAAP measures might not be comparable to similar measures reported by other REITs and that these non-GAAP measures:

•	do not represent cash flow from operations as defined by GAAP,

•	should not be considered as alternatives to net income determined in accordance with GAAP as a measure of operating performance,

•	are not alternatives to cash flows as a measure of liquidity, and

•	may not be reflective of our operating performance due to changes in our capital structure in connection with the separation and distribution.

The following schedule reconciles total FFO to net income (in thousands, except share/unit amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$8,128	$38,821	$7,484	$164,604
Less: Preferred dividends and distributions on preferred operating partnership units	(3,568)	—	(12,650)	—
Adjustments to Arrive at FFO:
Real estate depreciation and amortization, including joint venture impact	84,141	49,638	271,342	145,028
Gain upon acquisition of controlling interests and on sale of interests in properties	—	(8,969)	(5,147)	(100,479)
Impairment loss	9,859	—	9,859	—
Net loss attributable to noncontrolling interest holders in properties	18	—	18	—
Noncontrolling interests portion of depreciation and amortization	(40)	—	(114)	—
FFO of the Operating Partnership (1)	98,538	79,490	270,792	209,153
FFO allocable to limited partners	15,392	13,838	42,512	35,763
FFO allocable to common shareholders/unitholders	$83,146	$65,652	$228,280	$173,390

Diluted earnings (loss) per share/unit	$0.02	$0.21	$(0.02)	$0.88
Adjustments to arrive at FFO per share/unit:
Depreciation and amortization from consolidated properties and our share of real estate depreciation and amortization from unconsolidated properties	0.38	0.26	1.24	0.78
Impairment loss	0.05	—	0.05	—
Gain upon acquisition of controlling interests and on sale of interests in properties	—	(0.05)	(0.03)	(0.54)
Diluted FFO per share/unit	$0.45	$0.42	$1.24	$1.12

Weighted average shares outstanding - basic	184,263,963	155,162,597	182,713,706	155,162,597
Weighted average limited partnership units outstanding	34,396,029	32,749,165	34,308,286	32,018,303
Weighted average additional dilutive securities outstanding (2)	1,544,428	205,893	1,512,126	72,761
Weighted average shares/units outstanding - diluted	220,204,420	188,117,655	218,534,118	187,253,661

(1)
FFO of the operating partnership increased by $61.6 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. Contributing to this increase were the following items: net FFO generated from the Property Transactions and the properties acquired in the Merger and $39.9 million in costs associated with the separation of SPG which were incurred in 2014 that were not incurred during 2015. Offsetting these increases to FFO were an increase in general and administrative costs primarily related to being a publicly traded company after the separation from SPG of $28.1 million and an increase in costs associated with the Merger of $25.7 million.

(2)
The weighted average additional dilutive securities for the nine months ended September 30, 2015 are excluded for purposes of calculating diluted earnings (loss) per share/unit because their effect would have been anti-dilutive.

We deem NOI and comparable NOI to be important measures for investors and management to use in assessing our operating performance, as these measures enable us to present the core operating results from our portfolio, excluding certain non-cash, corporate-level and nonrecurring items. Following the completion of the Merger on January 15, 2015, we reassessed our calculation methodology for NOI and comparable NOI and decided that a change in presentation was necessary to provide more meaningful metrics for users, considering the post-Merger business. Specifically, we now exclude from operating income the following items in our calculations of comparable NOI:

•	straight-line rents and fair value rent amortization, which became more material post-Merger;

•	management fee allocation to promote comparability across periods; and

•	termination income and out-parcel sales, which are deemed to be outside of normal operating results (previously included in NOI, but added back for comparable NOI purposes).
Further, we now adjust for the following items in our calculation of comparable NOI:

•	adding NOI from Glimcher properties prior to the Merger to provide comparability across periods presented; and

•	removing NOI from non-core properties to present only the more meaningful results of core properties.
The following schedule reconciles comparable NOI to operating income and presents comparable NOI percent change (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Operating income	$38,277	$53,106	$110,842	$123,367

Depreciation and amortization	77,008	49,307	260,645	142,563
General and administrative	12,400	4,395	34,335	6,260
Impairment loss	9,859	—	9,859	—
Merger, transaction and spin-off costs	2,448	2,500	28,161	42,431
Fee income	(1,327)	(54)	(2,239)	(160)
Management fee allocation	5,814	3,697	16,712	9,720
Add: NOI from Glimcher properties prior to Merger (2)	—	25,236	7,843	105,782
Pro-rata share of unconsolidated joint ventures on comp NOI	11,100	10,649	15,226	14,779
Less: NOI from non-comparable properties (1)	366	1,089	(146)	18,082
NOI from sold properties	10	(90)	(1,101)	(1,296)
Termination income and outparcel sales	(2,551)	(189)	(4,052)	(1,391)
Straight-line rents	(1,156)	(224)	(4,609)	(464)
Ground lease adjustments for straight-line and fair market value	(13)	204	1,205	617
Fair market value adjustment to base rents	(2,647)	(160)	(13,831)	(529)
Less: NOI from non-core properties (3)	(5,781)	(6,667)	(18,061)	(21,266)

Comparable NOI - core portfolio	$143,807	$142,799	$440,789	$438,495
Comparable NOI percentage change - core portfolio	0.7%		0.5%

Comparable NOI - total portfolio (including non-core)	$149,588	$149,466	$458,850	$459,761
Comparable NOI percentage change - total portfolio	0.1%		(0.2)%

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates, primarily LIBOR. We seek to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs by closely monitoring our variable rate debt and converting such debt to fixed rates when we deem such conversion advantageous. From time to time, we may enter into interest rate swap agreements or other interest rate hedging contracts. While these agreements are intended to lessen the impact of rising interest rates, they also expose us to the risks that the other parties to the agreements will not perform, we could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly effective cash flow hedges under GAAP guidance. As of September 30, 2015, $1.3 billion of our aggregate indebtedness (35.0% of total indebtedness) was subject to variable interest rates, excluding amounts outstanding under variable rate loans that have been hedged to fixed interest rates.

If LIBOR rates of interest on our variable rate debt fluctuated, our future earnings and cash flows would be impacted, depending upon the current LIBOR rates and the existence of any derivative contracts current in effect.  Based upon variable debt as of September 30, 2015, a 50 basis point increase in LIBOR rates would result in a decrease in earnings and cash flow of $6.1 million annually. A 50 basis point decrease in LIBOR rates (or to 0% for LIBOR rates that are below 0.50%) would result in an increase in earnings and cash flow of $2.3 million.  This assumes that the amount outstanding under our variable rate debt remains at $1.3 billion, the balance as of September 30, 2015.

Item 4.	Controls and Procedures

Controls and Procedures of WP Glimcher Inc.

Evaluation of Disclosure Controls and Procedures. WPG Inc. maintains disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) that are designed to provide reasonable assurance that information required to be disclosed in the reports that WPG Inc. files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Because of inherent limitations, disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of disclosure controls and procedures are met.

Management of WPG Inc., with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of WPG Inc.'s disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the disclosure controls and procedures of WPG Inc. are effective.

Changes in Internal Control Over Financial Reporting.  On January 15, 2015, the Company acquired the business and related assets and liabilities of Glimcher Realty Trust, which operated under its own set of systems and internal controls.  The Company expects to be substantially complete with the integration of the acquired operations, as they relate to systems and internal controls, into its control environment during 2015.  There have not been any changes in WPG Inc.'s internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, WPG Inc.'s internal control over financial reporting.

Controls and Procedures of Washington Prime Group, L.P.

Evaluation of Disclosure Controls and Procedures. WPG L.P. maintains disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) that are designed to provide reasonable assurance that information required to be disclosed in the reports that WPG L.P. files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer of WPG Inc., WPG L.P.'s general partner, as appropriate to allow timely decisions regarding required disclosures. Because of inherent limitations, disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of disclosure controls and procedures are met.

Management of WPG L.P., with the participation of the Chief Executive Officer and Chief Financial Officer of WPG Inc., WPG L.P.'s general partner, evaluated the effectiveness of the design and operation of WPG L.P.'s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of WPG Inc., WPG L.P.'s general partner, concluded that, as of the end of the period covered by this report, WPG L.P.'s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting.  On January 15, 2015, the Company acquired the business and related assets and liabilities of Glimcher Realty Trust, which operated under its own set of systems and internal controls.  The Company expects to be substantially complete with the integration of the acquired operations, as they relate to systems and internal controls, into its control environment during 2015.  There have not been any changes in WPG L.P.'s internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, WPG L.P.'s internal control over financial reporting.

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
Two shareholder lawsuits challenging the Merger‑related transactions were filed in Maryland state court, respectively captioned Zucker v. Glimcher Realty Trust et al., 24‑C‑14‑005675 (Circ. Ct. Baltimore City), filed on October 2, 2014, and Motsch v. Glimcher Realty Trust et al., 24‑C‑14‑006011 (Circ. Ct. Baltimore City), filed on October 23, 2014. The actions were consolidated, and on November 12, 2014 plaintiffs filed a consolidated shareholder class action and derivative complaint, captioned In re Glimcher Realty Trust Shareholder Litigation, 24‑C‑14‑005675 (Circ. Ct. Baltimore City) (the “Consolidated Action”). The Consolidated Action names as defendants the then members of the Glimcher board of trustees (the "trustees"), and alleges these defendants breached fiduciary duties. Specifically, plaintiffs in the Consolidated Action allege that the trustees of Glimcher agreed to sell Glimcher for inadequate consideration and agreed to improper deal protection provisions that precluded other bidders from making successful offers. Plaintiffs further allege that the sales process was flawed and conflicted in several respects, including the allegation that the trustees failed to canvas the market for potential buyers, failed to secure a “go‑shop” provision in the merger agreement allowing Glimcher to seek alternative bids after signing the merger agreement, and were improperly influenced by WPG’s early suggestion that the surviving entity would remain headquartered in Ohio and would retain a significant portion of Glimcher management, including the retention of Michael Glimcher as CEO of the surviving entity and positions for Michael Glimcher and another trustee of Glimcher on the board of the surviving entity. Plaintiffs in the Consolidated Action additionally allege that the Preliminary Registration Statement filed with the Securities and Exchange Commission (the "SEC") on October 28, 2014, failed to disclose material information concerning, among other things, (i) the process leading up to the consummation of the Merger Agreement; (ii) the financial analyses performed by Glimcher’s financial advisors; and (iii) certain financial projections prepared by Glimcher and WPG management allegedly relied on by Glimcher's financial advisors. The Consolidated Action also names as defendants Glimcher, WPG and certain of their affiliates, and alleges that these defendants aided and abetted the purported breaches of fiduciary duty. Plaintiffs sought, among other things, an order enjoining or rescinding the transaction, damages, and an award of attorney’s fees and costs.
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
The MOU contemplated that the parties would enter into a stipulation of settlement. The parties entered into such a stipulation on March 30, 2015. The stipulation of settlement is subject to customary conditions, including court approval following notice to Glimcher’s common shareholders. Additionally, in connection with the settlement, the parties contemplate that plaintiffs’ counsel will file a petition in the Circuit Court for Baltimore City for an award of attorneys’ fees not to exceed $425,000 and reasonable, documented expenses in an amount not to exceed $20,000, to be paid by the Company. Accordingly, the Company accrued $445,000 related to this matter, which expense is included in merger and transaction costs for the nine months ended September 30, 2015 in the consolidated and combined statements of operations and comprehensive income. On June 17, 2015, plaintiffs’ counsel requested a fee award of $425,000 plus expenses of $18,000, which amounts were covered by our previously recorded accrual. A hearing was held on July 17, 2015 at which the Circuit Court for Baltimore City considered the fairness, reasonableness, and adequacy of the settlement. Following the hearing, the court issued an Order and Final Judgment approving the settlement and dismissing the Consolidated Action. The Order and Final Judgment approved plaintiffs’ fee award and expenses in the aggregate amount of $443,000, which the Company paid on July 23, 2015.

Item 1A.	Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, the reader should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the WPG Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”). There have been no material changes in the Company's risk factors from those disclosed in Part I, Item 1A, of the 2014 Form 10-K, with the exception of the items listed below.

The risk factor in WPG Inc.'s 2014 Form 10-K entitled “Following the Merger, we have significant indebtedness, which could adversely affect our business, including decreasing our business flexibility and increasing our interest expense” is modified and restated in its entirety as follows:
We have significant indebtedness, which could adversely affect our business, including decreasing our business flexibility and increasing our interest expense.
The consolidated indebtedness of our business as of September 30, 2015 was approximately $3.6 billion. We substantially increased our indebtedness following the completion of the Merger and the related borrowings in comparison to our indebtedness on a recent historical basis, which could have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions and increasing our interest expense. In addition, we have and will continue to incur various costs and expenses associated with our recent transactions. The amount of cash required to pay interest on our increased indebtedness levels following the completion of the Merger and the related borrowings is greater than the amount of cash flows required to service our indebtedness prior to the Merger. Our increased levels of indebtedness following our recent transactions could also reduce access to capital and increase borrowing costs generally, thereby reducing funds available for working capital, capital expenditures, tenant improvements, acquisitions and other general corporate purposes and may create competitive disadvantages for us relative to other companies with lower debt levels. If we do not achieve the expected benefits and cost savings from the Merger, or if the financial performance of the Company does not meet current expectations, then our ability to service our indebtedness may be adversely impacted.
Certain of the indebtedness that we incurred in connection with the Merger bears interest at variable interest rates. If interest rates increase, such variable rate debt would create higher debt service requirements, which could adversely affect our cash flows.
In addition to the risk factors in WPG Inc.'s 2014 Form 10-K, the following factors should be considered:
We may not be able to generate sufficient cash to service and repay all of our debt and may be forced to take other actions to satisfy our obligations under our debt, which may not be successful.
Our ability to make scheduled payments on, or to refinance, our debt will depend on our financial condition, liquidity and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us both to fund our business purposes and to pay the principal of, or premium, if any, and interest on our debt.
If our cash flows and capital resources are insufficient to service and repay our debt and fund other cash requirements, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to sell assets or operations, seek additional capital or restructure or refinance our debt. We may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, such alternative actions may not allow us to meet all of our debt obligations. Our unsecured revolving credit facility (the "Revolver") and senior unsecured term loan (the "Term Loan" and collectively with the Revolver, the "Facility") we established on May 15, 2014, and the New Term Loan restrict (i) our ability to dispose of assets and (ii) our ability to incur debt. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt obligations then due.
In addition, we conduct our operations through our subsidiaries. Our subsidiaries may not be able to, or may not be permitted to, make cash available to us to enable us to make payments in respect of our debt. Each subsidiary is a distinct legal entity and, under certain circumstances, legal and contractual prohibitions or other restrictions may limit our ability to obtain cash from our subsidiaries. In the event that our subsidiaries do not make sufficient cash available to us, we may be unable to make required principal, premium, if any, and interest payments on our debt.
Our inability to obtain sufficient cash flows from our subsidiaries, whether as a result of their performance or otherwise, to satisfy our debt, or to refinance our indebtedness on commercially reasonable terms or at all, would materially and adversely affect our financial position, condition, liquidity and results of operations.
If we fail to make required payments in respect of our debt, (i) we will be in default thereunder and, as a result, the related debt holders and lenders, and potentially other debt holders and lenders, could declare all outstanding principal and interest to be due and payable, (ii) the lenders under the Facility could terminate their commitments to loan money to us, (iii) our secured lenders could foreclose against the assets securing the related debt and (iv) we could be forced into bankruptcy or liquidation.

Despite current and anticipated debt levels, we may still be able to incur substantially more debt.
We may be able to incur substantial additional debt in the future. Although the Facility, the New Term Loan and the indenture restrict the incurrence of additional debt, these restrictions are subject to a number of qualifications and exceptions and the additional debt incurred in compliance with these restrictions could be substantial. If new debt is added to our current debt levels, the related risks that we now face would increase.
We depend on external financings for our growth and ongoing debt service requirements.
We depend on external financings, principally debt financings, to fund our acquisitions, development and other capital expenditures and to ensure that we can meet our debt service requirements. Our long-term ability to grow through acquisitions or development, which is an important component of our strategy, will be limited if we cannot obtain additional debt financing. Our access to financings depends on our credit ratings, the willingness of banks to lend to us and conditions in the capital markets. Market conditions might make it difficult to obtain debt financing, and we cannot be certain that we will be able to obtain additional debt financing or that we will be able to obtain such financing on acceptable terms.
The failure of our REIT subsidiaries to maintain their qualifications as REITs could have adverse tax consequences to us.
We are subject to certain income-based taxes and other taxes, including state and local taxes and franchise taxes. We currently receive favorable tax treatment in various jurisdictions through tax rules and regulations. Should we no longer receive such benefits, the amount of taxes we pay may increase.
WPG Inc. and certain of its subsidiaries related to our joint venture with O'Connor Mall Partners, L.P. have elected, or will elect, to be REITs for federal income tax purposes. We received an opinion of our REIT counsel with respect to WPG Inc.'s qualification as a REIT in connection with its separation from SPG. We also received an opinion of counsel with respect to Glimcher's qualification as a REIT in connection with the Merger, which is subject to customary qualifications and based on customary representations made by Glimcher. If any such representations are or become inaccurate or incomplete, such opinion may be invalid and the conclusions reached therein could be jeopardized. In addition, the opinion is not binding on the Internal Revenue Service ("IRS") or any court, and there can be no assurance that the IRS will not take a contrary position or that such position would not be sustained. If Glimcher failed to qualify as a REIT for U.S. federal income tax purposes prior to the Merger, we may inherit or incur significant tax liabilities (including with respect to any gain realized by Glimcher as a result of the Merger).
Qualification as a REIT for federal income tax purposes is governed by highly technical and complex provisions for which there are only limited judicial or administrative interpretations. Even a technical or inadvertent violation could jeopardize the REIT qualification of certain of our subsidiaries. We believe our REIT subsidiaries are organized and have been operated in a manner which allows our REIT subsidiaries and WPG Inc. to qualify for taxation as REITs. We intend to continue to operate in this manner. However, qualification as a REIT depends upon meeting ongoing asset and income tests and other requirements for asset diversification, distribution levels and diversity of ownership under the Internal Revenue Code. Compliance with these requirements must be carefully monitored on a continuing basis, and there can be no assurance that our personnel responsible for doing so will be able to successfully monitor the compliance of our REIT subsidiaries, despite clauses in the property management agreements requiring such monitoring. In addition, the ability of our REIT subsidiaries to satisfy the requirements to qualify to be taxed as a REIT might depend, in part, on the actions of third parties over which we have either no control or only limited influence.
If a REIT subsidiary fails to comply with those provisions and if available relief provisions do not apply:

•	the REIT subsidiary will not be allowed a deduction for distributions to us in computing its taxable income;

•	the REIT subsidiary will be subject to corporate level income tax, including any applicable alternative minimum tax, on its taxable income at regular corporate rates;

•
unless entitled to relief under relevant statutory provisions, the REIT subsidiary will also be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost; and

•
WPG Inc. could also fail to qualify as a REIT as a result of the failure of one or more of its REIT subsidiaries to qualify as a REIT, and the same adverse consequences could then apply to WPG Inc. and its shareholders.

As a result, net income and funds available to WPG Inc. and WPG L.P. for distribution to their shareholders and unitholders, respectfully, would be reduced for those years in which a REIT subsidiary fails to qualify as a REIT. Although we currently intend to operate the REIT subsidiaries so as to qualify each as a REIT, there can be no assurance we will succeed or that future economic, market, legal, tax or other considerations might not cause us to revoke the REIT election of a REIT subsidiary.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.    Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

First Amendment to Employment Agreement

On November 2, 2015, WPG Inc. and Mr. Michael P. Glimcher, the current Vice Chairman and Chief Executive Officer of WPG Inc., executed a First Amendment to Employment Agreement (the "Amendment") under which Mr. Glimcher's reporting relationship was modified such that Mr. Glimcher reports directly to WPG Inc.'s Board of Directors (the "Board") instead of WPG Inc.'s current Executive Chairman. The Amendment also establishes that Mr. Glimcher's duties shall be those reasonably assigned to him from time to time by the Board instead of WPG Inc.'s current Executive Chairman. The Amendment was approved by the Board's Compensation Committee. The Amendment by its terms shall become effective on January 1, 2016. The Amendment is attached to this Form 10-Q as Exhibit 10.3.

Severance Benefits Agreement

On November 2, 2015, WPG and Mr. Gregory A. Gorospe, the Executive Vice President, General Counsel and Secretary of WPG Inc., entered into a Severance Benefits Agreement (the "Agreement") under which Mr. Gorospe shall receive certain benefits and payments in connection with his termination of employment or a change of control of WPG Inc. The principal terms of the Agreement are as follows.

Under the Agreement, if Mr. Gorospe's employment is terminated by the Company other than for Cause (as defined in the Agreement) or by Mr. Gorospe for Good Reason (as defined in the Agreement), in each case, prior to a Change of Control (as defined in the Agreement) or following the 24-month anniversary of a Change of Control, Mr. Gorospe shall be entitled to receive the following, subject to his timely execution (and not revoking) a general release of claims against the Company:

(i) payment of a lump sum severance payment equal to one (1) times Mr. Gorospe's annual base salary at the rate in effect immediately prior to the date of termination.

(ii) accelerated vesting of any stock options, restricted stock, restricted stock units or LTIP units (each as defined in the WPGLP’s 2014 Stock Incentive Plan or such successor plan(s)) held by Mr. Gorospe which are earned and granted, but are unvested on the date of termination of his employment and shall vest and, if applicable (as it relates to stock options), become exercisable and remain exercisable until the earlier of the second annual anniversary of the date of the termination of Mr. Gorospe’s employment and the expiration of the original term of the option.

If Mr. Gorospe’s employment with the Company is terminated by the Company other than for Cause or by Mr. Gorospe for Good Reason, in each case, on or within 24 months following a Change of Control, Mr. Gorospe shall be entitled to receive, in lieu of the payments and benefits described above, the compensation and benefits set forth below, subject to Mr. Gorospe's timely execution (and not revoking) a general release of claims against the Company:

(i) payment of a lump sum severance payment equal to the sum of (x) one (1) times Mr. Gorospe’s annual base salary at the rate in effect immediately prior to the date of termination and (y) Mr. Gorospe's target annual bonus for the year in which the date of termination occurs.

(ii) accelerated vesting of any stock options, restricted stock, restricted stock units or LTIP units (each as defined in the WPG L.P.’s 2014 Stock Incentive Plan or such successor plan(s)) held by Mr. Gorospe which are earned and granted, but are unvested on the date of termination of his employment and shall vest and, if applicable (as it relates to stock options), become exercisable and remain exercisable until the earlier of the second annual anniversary of the date of the termination of Mr. Gorospe’s employment and the expiration of the original term of the option.

The Agreement was approved by the Board's Compensation Committee and became effective upon its full execution. The Agreement is attached to this Form 10-Q as Exhibit 10.4.

LTIP Unit Award Agreement

On November 2, 2015 (the "Grant Date"), WPG Inc., through its Board's Compensation Committee, awarded Mr. Gorospe fifteen thousand (15,000) Series 2015A LTIP Units (the “LTIP Units”) which vest in four equal annual installments beginning on the one-year anniversary of the Grant Date, pursuant to the terms and conditions of the WPG L.P. Series 2015A LTIP Unit Award Agreement in substantially the form attached hereto as Exhibit 10.5.

Item 6.    Exhibits

The exhibits required by this Item are set forth on the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WP Glimcher Inc.
Washington Prime Group, L.P.
by: WP Glimcher Inc., its sole general partner

By:	/s/ Mark E. Yale
Mark E. Yale Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ Melissa A. Indest
Melissa A. Indest Chief Accounting Officer and Senior Vice President, Finance (Principal Accounting Officer)

Dated:    November 4, 2015

EXHIBIT INDEX

Exhibit Number	Exhibit Descriptions
3.1	Amended and Restated Articles of Incorporation of WP Glimcher Inc. (incorporated by reference to Form 8-K filed August 12, 2015)
3.2	Amended and Restated Bylaws of Washington Prime Group Inc. (incorporated by reference to Form 10-Q filed August 5, 2015)
10.1*+	First Amendment to Employment Agreement, by and between WP Glimcher Inc. and Robert P. Demchak, dated as of August 25, 2015, effective as of August 1, 2015
10.2*+	Second Amendment to Employment Agreement, by and between WP Glimcher Inc. and Robert P. Demchak, dated as of October 12, 2015
10.3*+	First Amendment to Employment Agreement, by and between WP Glimcher Inc. and Michael P. Glimcher, dated as of November 2, 2015, effective as of January 1, 2016
10.4*+	Severance Benefits Agreement, by and between WP Glimcher Inc. and Gregory A. Gorospe, dated as of November 2, 2015
10.5*+	Series 2015A LTIP Unit Award Agreement by and among WP Glimcher Inc., Washington Prime Group L.P., and Gregory A. Gorospe, dated as of November 2, 2015
31.1*
Certification by the Chief Executive Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for WP Glimcher Inc.

31.2*
Certification by the Chief Financial Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for WP Glimcher Inc.

31.3*
Certification by the Chief Executive Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Washington Prime Group, L.P.

31.4*
Certification by the Chief Financial Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Washington Prime Group, L.P.

32.1*	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for WP Glimcher Inc.
32.2*
Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Washington Prime Group, L.P.

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