Form 10-K
period 2015-12-31
WP Glimcher Inc.; Washington Prime Group, L.P.
filed 2016-02-29
CIK 1594686, 1610911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

WP Glimcher Inc.
Washington Prime Group, L.P.
(Exact name of Registrant as specified in its charter)

Indiana (Both Registrants)
(State or other jurisdiction of incorporation or organization)

001-36252 (WP Glimcher Inc.) 333-205859 (Washington Prime Group, L.P.) (Commission File No.)	180 East Broad Street Columbus, Ohio 43215 (Address of principal executive offices)
46-4323686 (WP Glimcher Inc.) 46-4674640 (Washington Prime Group, L.P.) (I.R.S. Employer Identification No.)	(614) 621-9000 (Registrants' telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
WP Glimcher Inc.:

Title of each class	Name of each exchange on which registered
Common Stock, $0.0001 par value (185,309,744 shares outstanding as of February 25, 2016)	New York Stock Exchange
7.5% Series H Cumulative Redeemable Preferred Stock, par value $0.0001 per share	New York Stock Exchange
6.875% Series I Cumulative Redeemable Preferred Stock, par value $0.0001 per share	New York Stock Exchange

Washington Prime Group, L.P.: None

Securities registered pursuant to Section 12(g) of the Act:
WP Glimcher Inc.: None
Washington Prime Group, L.P.: Units of limited partnership interest (34,806,504 units outstanding as of February 25, 2016)

Indicate by check mark if the Registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act).
WP Glimcher Inc. Yes ☒ No ☐        Washington Prime Group, L.P. Yes  ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
WP Glimcher Inc. Yes  ☐ No ☒        Washington Prime Group, L.P. Yes  ☐ No ☒

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
WP Glimcher Inc. Yes ☒ No ☐        Washington Prime Group, L.P. Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
WP Glimcher Inc. (Check One):            Large accelerated filer ☒    Accelerated filer ☐
Non-accelerated filer ☐    Smaller reporting company ☐
(Do not check if a smaller reporting company)
Washington Prime Group, L.P. (Check One):    Large accelerated filer ☐    Accelerated filer ☐
Non-accelerated filer ☒    Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

WP Glimcher Inc. Yes  ☐ No ☒        Washington Prime Group, L.P. Yes  ☐ No ☒
The aggregate market value of shares of common stock held by non-affiliates of WP Glimcher Inc. was approximately $2,484 million based on the closing sale price on the New York Stock Exchange for such stock on June 30, 2015.

Documents Incorporated By Reference
Portions of WP Glimcher Inc.'s Proxy Statement in connection with its 2016 Annual Meeting of Stockholders are incorporated by reference in Part III.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the fiscal year ended December 31, 2015 of WP Glimcher Inc. and Washington Prime Group, L.P. Unless stated otherwise or the context requires otherwise, references to "WPG Inc." mean WP Glimcher Inc., an Indiana corporation, and references to "WPG L.P." mean Washington Prime Group, L.P., an Indiana limited partnership, and its consolidated subsidiaries, in cases where it is important to distinguish between WPG Inc. and WPG L.P. We use the terms “we,” “our,” "WPG," or the "Company” to refer to WPG Inc., WPG L.P., and entities in which WPG Inc. or WPG L.P. (or an affiliate) has a material interest on a consolidated and combined basis, unless the context indicates otherwise.
WPG Inc. operates as a self-managed and self-administered real estate investment trust (“REIT”). WPG Inc. owns properties and conducts operations through WPG L.P., of which WPG Inc. is the sole general partner and of which it held approximately 84.2% of the partnership interests (“OP units”) at December 31, 2015. The remaining OP units are owned by various limited partners. As the sole general partner of WPG L.P., WPG Inc. has the exclusive and complete responsibility for WPG L.P.’s day-to-day management and control. Management operates WPG Inc. and WPG L.P. as one enterprise. The management of WPG Inc. consists of the same persons who direct the management of WPG L.P. As general partner with control of WPG L.P., WPG Inc. consolidates WPG L.P. for financial reporting purposes, and WPG Inc. does not have significant assets other than its investment in WPG L.P. Therefore, the assets and liabilities of WPG Inc. and WPG L.P. are substantially the same on their respective consolidated and combined financial statements and the disclosures of WPG Inc. and WPG L.P. also are substantially similar.
The Company believes, therefore, that the combination into a single report of the annual reports on Form 10-K of WPG Inc. and WPG L.P. provides the following benefits:

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
The substantive difference between WPG Inc.’s and WPG L.P.’s filings is the fact that WPG Inc. is a REIT with shares traded on a public stock exchange, while WPG L.P. is a limited partnership with no publicly traded equity. Moreover, the interests in WPG L.P. held by third parties are classified differently by the two entities (i.e. noncontrolling interests for WPG Inc. and partners' equity for WPG L.P.). In the consolidated and combined financial statements, these differences are primarily reflected in the equity section of the consolidated balance sheets and in the consolidated statements of equity. Apart from the different equity presentation, the consolidated and combined financial statements of WPG Inc. and WPG L.P. are nearly identical.
This combined Annual Report on Form 10-K for WPG Inc. and WPG L.P. includes, for each entity, separate financial statements (but combined footnotes), separate reports on disclosure controls and procedures and internal control over financial reporting, and separate CEO/CFO certifications. In addition, if there were any material differences between WPG Inc. and WPG L.P. with respect to any other financial and non-financial disclosure items required by Form 10-K, they would be discussed separately herein.

WP GLIMCHER INC. AND WASHINGTON PRIME GROUP, L.P.
Annual Report on Form 10-K
December 31, 2015

Part I
Item 1.    Business
WP Glimcher Inc. (formerly named Washington Prime Group Inc.) ("WPG Inc.") is an Indiana corporation that operates as a self-administered and self-managed real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended (the "Code"). REITs will generally not be liable for federal corporate income taxes as long as they continue to distribute not less than 100% of their taxable income and satisfy certain other requirements. Washington Prime Group, L.P. ("WPG L.P.") is WPG Inc.'s majority-owned partnership subsidiary that owns, through its affiliates, all of WPG Inc.'s real estate properties and other assets. WPG Inc. is the sole general partner of WPG L.P. We own, develop and manage retail real estate properties. As of December 31, 2015, our assets consisted of material interests in 121 shopping centers in the United States, consisting of community centers and malls.
WPG (defined below) was created to hold the community center business and smaller enclosed malls of Simon Property Group, Inc. ("SPG") and its subsidiaries. On May 28, 2014 (the "Separation Date" or "Distribution Date"), WPG separated from SPG through the distribution of 100% of the outstanding units of WPG L.P. to the owners of Simon Property Group, L.P. ("SPG L.P."), SPG's operating partnership, and 100% of the outstanding shares of WPG Inc. to the SPG shareholders in a tax-free distribution. Prior to the separation, WPG Inc. and WPG L.P. were wholly owned subsidiaries of SPG and its subsidiaries. Prior to or concurrent with the separation, SPG engaged in certain formation transactions that were designed to consolidate the ownership of its interests in 98 properties (the "SPG Businesses") and distribute such interests to us. Pursuant to the separation agreement, SPG distributed 100% of the common shares of WPG Inc. on a pro rata basis to SPG's shareholders as of the May 16, 2014 record date.
Unless the context otherwise requires, references to "WPG," the "Company," "we," "us," and "our" refer to WPG Inc., WPG L.P. and entities in which WPG Inc. or WPG L.P. (or an affiliate) has a material ownership or financial interest, on a consolidated basis, after giving effect to the transfer of assets and liabilities from SPG as well as to the SPG Businesses prior to the date of the completion of the separation. Before the completion of the separation, SPG Businesses were operated as subsidiaries of SPG, which operates as a REIT.
At the time of the separation and distribution, WPG Inc. owned a percentage of the outstanding units of partnership interest, or units, of WPG L.P. that is approximately equal to the percentage of outstanding units of partnership interest that SPG owned of SPG L.P., with the remaining units of WPG L.P. being owned by the limited partners who were also limited partners of SPG L.P. as of the May 16, 2014 record date. The units in WPG L.P. held by limited partners are exchangeable, at their election, for WPG Inc. common shares on a one-for-one basis or cash, as determined by WPG Inc.
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
At the time of the separation, our assets consisted of interests in 98 shopping centers (the "WPG Legacy Properties"). In addition to these properties, the combined historical financial statements include interests in three shopping centers held within a joint venture portfolio of properties which were sold during the first quarter of 2013 as well as one additional shopping center which was sold by that same joint venture on February 28, 2014.
See Item 1A, "Risk Factors" for a discussion of separation-related risks.
The Merger
On January 15, 2015, the Company acquired Glimcher Realty Trust ("Glimcher"), pursuant to a definitive agreement and plan of merger with Glimcher and certain affiliated parties of each dated September 16, 2014 (the "Merger Agreement"), in a stock and cash transaction valued at approximately $4.2 billion, including the assumption of debt (the "Merger"). Prior to the Merger, Glimcher was a Maryland REIT and a recognized leader in the ownership, management, acquisition and development of retail properties, including mixed-use, open-air and enclosed regional malls as well as outlet centers. As of December 31, 2014, Glimcher owned material interests in and managed 25 properties (the "GRT Legacy Properties") with total gross leasable area of approximately 17.2 million square feet, including the two properties sold to SPG concurrent with the Merger noted below. Prior to the Merger, Glimcher's common shares were listed on the New York Stock Exchange ("NYSE") under the symbol "GRT."

In the Merger, Glimcher's common shareholders received, for each Glimcher common share, $14.02 consisting of $10.40 in cash and 0.1989 of a share of WPG Inc.'s common stock valued at $3.62 per Glimcher common share, based on the closing price of WPG Inc.'s common stock on the Merger closing date. Approximately 29.9 million shares of WPG Inc.'s common stock were issued to Glimcher shareholders in the Merger, and WPG L.P. issued to WPG Inc. a like number of common units as consideration for the common shares issued. Additionally, included in the consideration were operating partnership units held by limited partners and preferred stock as noted below. In connection with the closing of the Merger, an indirect subsidiary of WPG L.P. was merged into Glimcher's operating partnership. In the Merger, we acquired material interests in 23 shopping centers comprised of approximately 15.8 million square feet of gross leasable area and assumed additional mortgages on 14 properties with a fair value of approximately $1.4 billion. The combined company, which was renamed WP Glimcher Inc. in May 2015 upon receiving shareholder approval, was comprised of approximately 69 million square feet of gross leasable area (compared to approximately 53 million square feet for the Company as of December 31, 2014) and had a combined portfolio of material interests in 121 properties as of December 31, 2015.
In the Merger, the preferred stock of Glimcher was converted into preferred stock of WPG Inc., and WPG L.P. issued to WPG Inc. preferred units as consideration for the preferred shares issued. Additionally, each outstanding common unit of Glimcher's operating partnership held by limited partners was converted into 0.7431 of a unit of WPG L.P. and each outstanding preferred unit of Glimcher's operating partnership was converted into an equivalent preferred unit of WPG L.P. Further, each outstanding stock option in respect of Glimcher common stock was converted into a WPG Inc. option, and certain other Glimcher equity awards were assumed by WPG Inc. and converted into equity awards in respect of WPG Inc.'s common shares.
Concurrent with the closing of the Merger, Glimcher completed a transaction with SPG under which affiliates of SPG acquired Jersey Gardens in Elizabeth, New Jersey, and University Park Village in Fort Worth, Texas, properties previously owned by affiliates of Glimcher, for an aggregate purchase price of $1.09 billion, including SPG's assumption of approximately $405.0 million of associated mortgage indebtedness (the "Property Sale").
The cash portion of the Merger consideration was funded by the Property Sale and draws under the Bridge Loan (see "Financing and Debt" below). During the years ended December 31, 2015 and 2014, the Company incurred $31.7 million and $8.8 million of costs related to the Merger, respectively, which are included in merger and transaction costs in the consolidated and combined statements of operations and comprehensive (loss) income.
On June 1, 2015, the Company announced a management transition plan through which Mark S. Ordan, the then Executive Chairman of the Board, would transition to serve as an active non-executive Chairman of the Board and provide consulting services to the Company under a transition and consulting agreement, effective as of January 1, 2016.  Michael P. Glimcher continues to serve as the Company’s Vice Chairman and Chief Executive Officer. Additionally, the Company has reduced staff formerly located in its Bethesda, Maryland-based transition operations group led by C. Marc Richards, the Company’s then Executive Vice President and Chief Administrative Officer, who departed the Company on January 15, 2016. Other senior executives from the Bethesda office who departed the Company at the end of 2015 were Michael J. Gaffney, then Executive Vice President, Head of Capital Markets (who is serving as a consultant to the Company in 2016), and Farinaz S. Tehrani, then Executive Vice President, Legal and Compliance. These management changes resulted in severance and related charges for the year ended December 31, 2015 of approximately $8.6 million, consisting of approximately $4.6 million in cash severance and approximately $4.0 million in non-cash stock compensation charges, which costs are included in the total merger and transaction costs disclosed above. Reduced overhead expenses beginning in 2016 are anticipated to enable the Company to achieve synergies from the Merger as originally anticipated. Additionally, WPG Inc.'s Board of Directors appointed Mr. Gregory A. Gorospe as the Company’s new Executive Vice President, General Counsel and Secretary, effective as of October 12, 2015. Finally, in addition to our headquarters in Columbus, Ohio, the Company opened a new leasing, management and operations office in Indianapolis, Indiana, in December 2015.
On June 1, 2015, the Company completed a joint venture transaction with a third party with respect to the ownership and operation of five of the malls and certain related out-parcels acquired in the Merger (see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of "The O'Connor Joint Venture").
The significant strategic and financial opportunities that the Company believes will result from the Merger transactions include: (i) the ability and opportunity for the Glimcher platform to serve the combined company's portfolio; (ii) the expected improvement in the portfolio quality and diversification by expanding WPG's national platform with the addition of 23 retail assets with higher quality mall portfolio metrics; (iii) the creation of an independent platform for property management, information technology, human resources, marketing, legal and other administrative and professional functions historically provided by Simon; (iv) capitalization that maintains the strength of WPG's investment grade tenancy and balance sheet and its long-term competitive cost of capital and credit profile; (v) broader diversification of WPG's portfolio by geography, asset class, tenant/operator and operating model; (vi) the expectation that the transactions will be accretive to WPG's funds from operations ("FFO"); and (vii) substantial general and administrative and property level synergies. See Item 1A, "Risk Factors" for a discussion of Merger-related risks.

For a description of our operational strategies and developments in our business during 2015, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K.
Agreements with SPG in Connection with the Separation
Following the separation effective on the Distribution Date, WPG and SPG have operated separately, each as an independent public company. WPG and SPG entered into a separation agreement and other agreements that effectuated the separation, have provided a framework for WPG's relationship with SPG after the separation and provided for the allocation between WPG and SPG of SPG's assets, liabilities and obligations (including its investments, property and employee benefits and tax-related assets and liabilities) attributable to periods prior to, at and after WPG's separation from SPG, such as property management agreements, a transition services agreement, a tax matters agreement and an employee matters agreement. The agreements referred to above have been incorporated by reference as exhibits to this report. The summaries of each of the agreements listed above are qualified in their entireties by reference to the full text of the applicable agreements.
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
Transfer of Assets and Assumption of Liabilities. The Separation Agreement identifies, among other things, the assets to be transferred, the liabilities to be assumed and the contracts to be assigned to each of WPG and SPG as part of the separation of SPG into two companies, and it provides for when and how these transfers, assumptions and assignments were to occur. Except as expressly set forth in the separation agreement or any ancillary agreement, neither WPG nor SPG made any representation or warranty as to the assets, business or liabilities transferred or assumed as part of the separation, as to any approvals or notifications required in connection with the transfers, as to the value of or the freedom from any security interests of any of the assets transferred, as to the absence or presence of any defenses or right of setoff or freedom from counterclaim with respect to any claim or other asset of either WPG or SPG, or as to the legal sufficiency of any assignment, document or instrument delivered to convey title to any asset or thing of value to be transferred in connection with the separation. All assets were transferred on an "as is," "where is" basis and the respective transferees bear the economic and legal risks that any conveyance proved to be insufficient to vest in the transferee good and marketable title, free and clear of all security interests, and that any necessary consents or governmental approvals were not obtained or that any requirements of laws, agreements, security interests, or judgments were not complied with.
The Distribution.    The Separation Agreement also governs the rights and obligations of the parties regarding the distribution following the completion of the separation. On the Distribution Date, SPG distributed to its shareholders that held SPG common stock as of the record date all of the issued and outstanding shares of WPG Inc.'s common shares on a pro rata basis. Shareholders received cash in lieu of any fractional shares. In general, each party to the Separation Agreement assumed liability for all pending, threatened and unasserted legal matters related to its own business or its assumed or retained liabilities and agreed to indemnify the other party for any liability to the extent arising out of or resulting from such assumed or retained legal matters.
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

SPG L.P. (as defined in the Separation Agreement) and its subsidiaries agreed to indemnify, defend and hold harmless WPG and its subsidiaries, each of its affiliates and each of its respective directors, officers and employees from and against all liabilities relating to, arising out of or resulting from the SPG Liabilities (as defined in the Separation Agreement); the failure of SPG or any of its subsidiaries, other than WPG, to pay, perform or otherwise promptly discharge any of the SPG Liabilities, in accordance with their respective terms whether prior to, at, or after the distribution; the conduct of any business, operation or activity by SPG or any of its affiliates from and after the distribution (other than the conduct of business, operations or activities for the benefit of WPG pursuant to an ancillary agreement); any breach by SPG or any of its subsidiaries, other than WPG, of the Separation Agreement or any of the ancillary agreements; and any untrue statement or alleged untrue statement of a material fact made explicitly in WPG's name in WPG's registration statement or the related information statement in connection with the separation.
The Separation Agreement also establishes procedures with respect to claims subject to indemnification and related matters. WPG and SPG each guarantee the indemnification obligations of WPG L.P. and SPG L.P., respectively, only to the extent of each of their equity interests in WPG L.P. and SPG L.P., respectively.
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
Insurance.    The Separation Agreement provides for the allocation between the parties of rights and obligations under existing insurance policies with respect to occurrences prior to the distribution and sets forth procedures for the administration of insured claims for occurrences taking place before January 1, 2016. In addition, the Separation Agreement allocates between the parties the right to proceeds and the obligation to incur certain deductibles or retentions under certain insurance policies. The insurance policies and arrangement that existed prior to the Merger to provide coverage to the GRT Legacy Properties for events or occurrences arising prior to the completion of the Merger, are the source of coverage for claims presented that relate to such pre-Merger occurrences.
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
Non-Solicit.    The Separation Agreement provides that for a period of two years from the Separation Date, we will not solicit for hire, with customary exceptions, any SPG employees who have been engaged in providing services to WPG pursuant to the transition services agreement, any property management agreements or any property development agreements.
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
Property Management Agreements
In connection with the separation, WPG entered into property management agreements for the enclosed malls with subsidiaries of SPG, pursuant to which those subsidiaries provide certain services to us under the direction of our executive management team. In addition, certain property management agreements in effect at the time of the separation with respect to services provided by SPG in respect of certain mall properties continue in effect after the separation. The property management agreements have an initial term of two years with automatic one year renewals, unless terminated by us for convenience or for cause, which includes fraud, bankruptcy, default or performance-related causes on the part of the manager.
Pursuant to the terms of the property management agreements, SPG will manage, lease, maintain and operate our mall properties. SPG will be responsible for negotiating new and renewal leases with tenants, marketing these malls through advertisements and other promotional activities, billing and collecting rent and other charges from tenants, making repairs in accordance with budgets approved by the company, and maintenance and payment of any taxes or fees. In exchange, WPG will pay annual fixed rate property management fees to SPG in amounts ranging from 2.5% to 4% of gross revenue at the respective property. WPG will also reimburse SPG for certain costs and expenses, including the cost of on-site employees. In addition, SPG will also be paid separate fees for its leasing, re-leasing and development services relating to our malls.
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
Transition Services Agreement
WPG and SPG entered into a transition services agreement pursuant to which SPG and its subsidiaries provide to WPG, on an interim, transitional basis (for a period generally up to two years following the Distribution Date), various services. The services include information technology, accounts payable, payroll, and other financial functions, as well as engineering support for various facilities, quality assurance support, and other administrative services. The charges for such services are generally intended to allow the servicing party to recover all out-of-pocket costs and expenses.
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
In connection with and as part of WPG's post-Merger integration efforts, WPG issued a notice to SPG on November 30, 2015 to terminate the transition services agreement, all applicable property management agreements with SPG, and the property development agreement except for certain limited ongoing development projects, effective May 31, 2016.
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
The tax matters agreement also provides that, in the event that WPG L.P. disposes of (or takes or fails to take certain other actions with respect to) any of the properties contributed by Retail Property Trust, an indirect subsidiary of SPG ("RPT"), to WPG L.P. following the distribution prior to the 5th anniversary of such contribution, WPG L.P. will indemnify RPT for any taxes imposed on the built-in gain in such properties attributable to such action, which built-in gain will be measured as of the date of such contribution (generally, the excess of the fair market value of the relevant property over its adjusted tax basis).
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
Competition
Our direct competitors include other publicly-traded retail and mall development and operating companies, retail real estate companies, commercial property developers and other owners of retail real estate that engage in similar businesses. Within our property portfolio, we compete for retail tenants and the nature and extent of the competition we face varies from property to property. With respect to specific alternative retail property types, we have faced increased competition over the last several years from both lifestyle malls and power centers, in addition to other community centers and malls.
We believe the principal factors that retailers consider in making their leasing decisions include, but are not limited to, the following:

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
Most of our properties have been subject, at some time, to environmental assessments that are intended to evaluate the environmental condition of our property and surrounding properties. These environmental assessments generally have included a historical review, a public records review, a visual inspection of the site and surrounding properties, a visual screening for the presence of asbestos-containing materials, polychlorinated biphenyls and underground storage tanks and the preparation and issuance of a written report. They have not, however, included any sampling or subsurface investigations. Soil and/or groundwater testing is conducted at our properties, when necessary, to further investigate any issues raised by the initial assessment that could reasonably be expected to pose a material concern to the property or result in us incurring material environmental liabilities. In each case where the environmental assessments have identified conditions requiring remedial actions required by law, management has either taken or scheduled the recommended action.
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
Intellectual Property
WPG L.P., by and through its affiliates, holds service marks registered with the United States Patent and Trademark Office, including the terms The Outlet Collection® (expiration date October 2023) and Glimcher® (expiration date January 2019), as well as the names of certain of our properties such as Scottsdale Quarter® (expiration date November 2019) and Polaris Fashion Place® (expiration date July 2022), and other marketing terms, phrases, and materials it uses to promote its business, services, and properties. The service mark registration for WP Glimcher® was granted on February 9, 2016.
Employees
At December 31, 2015, we had approximately 580 employees, of which approximately 130 were part-time.
Headquarters
Our corporate headquarters are located at 180 East Broad Street, Columbus, Ohio 43215, and our telephone number is (614) 621-9000.
Available Information
WPG Inc. and WPG L.P. file this Annual Report on Form 10-K and other periodic reports and statements electronically with the SEC. The SEC maintains an Internet site that contains reports, statements and proxy and information statements, and other information provided by issuers at www.sec.gov. WPG Inc.'s and WPG L.P.'s reports and statements, including amendments, are also available free of charge on its website, www.wpglimcher.com, as soon as reasonably practicable after such documents are filed with the SEC. The information contained on our website is not incorporated by reference into this report and such information should not be considered a part of this report. You may also read and copy any materials we file with the SEC at the SEC's public reference room at 100 F Street, N.E., Washington, DC 20549. You may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330.

Item 1A.    Risk Factors
The following risk factors, among others, could materially affect our business, financial condition, operating results or cash flows. These risk factors may describe situations beyond our control and you should carefully consider them. Additional risks and uncertainties not presently known to us or that are currently not believed to be material could also affect our actual results. We may update these risk factors in our future periodic reports and other filings.
Risks Related to Our Business and Operations
We might not be able to renew leases or relet space at existing properties, or lease newly developed properties.
When leases for our existing properties expire, the premises might not be relet or the terms of reletting, including the cost of allowances and concessions to tenants, might be less favorable than the current lease terms, due to strong competition or otherwise. Also, we might not be able to lease new properties to an appropriate mix of tenants or for rents that are consistent with our projections. To the extent that our leasing plans are not achieved, our business, results of operations and financial condition could be materially adversely affected and our operational and strategic objectives may not be achieved readily or at all.
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
In addition, the computation of cost reimbursements from tenants for CAM, insurance and real estate taxes is complex and involves numerous judgments, including interpretation of lease terms and other tenant lease provisions, including those in leases that we assume in connection with property acquisitions. Unforeseen or underestimated expenses might cause us to collect less than our actual expenses. The amounts we calculate and bill could also be disputed by tenants or become the subject of a tenant audit or even litigation. There can be no assurance that we will collect all or substantially all of this amount.
Some of our properties depend on anchor stores or major tenants to attract shoppers and could be materially adversely affected by the loss of, or a store closure by, one or more of these anchor stores or major tenants.
Our community centers and malls are typically anchored by department stores and other large nationally recognized tenants. The value of some of our properties could be materially adversely affected if these department stores or major tenants fail to comply with their contractual obligations, seek concessions in order to continue operations, or cease their operations.

For example, among department stores and other large stores, corporate merger or consolidation activity typically results in the closure of duplicate or geographically overlapping store locations. Resulting adverse pressure on the businesses of our department stores and major tenants could have an adverse impact upon our own results. Certain department stores and other national retailers have experienced, and might continue to experience, depending on consumer confidence levels or overall economic conditions, considerable decreases in customer traffic in their retail stores, increased competition from alternative retail options, such as those accessible via the Internet or other mediums, and other forms of pressure on their business models. Pressure on these department stores and national retailers could impact their ability to maintain their stores, meet their obligations both to us and to their external lenders and suppliers, withstand takeover attempts by investors or rivals or avoid bankruptcy and/or liquidation, all of which could result in impairment or closures of their stores. Other of our tenants might be entitled to modify the economic or other terms of their existing leases in the event of such closures (including through co-tenancy clauses), which could decrease rents and/or operating expense reimbursements. The leases of some anchors might permit the anchor to transfer its lease, including any attendant approval rights, to another retailer. The transfer to a new anchor could cause customer traffic in the property to decrease or to be composed of different types of customers, which could reduce the income generated by that property and adversely impact development or re-development prospects for such property. A transfer of a lease to a new anchor also could allow other tenants to make reduced rental payments or to terminate their leases at the property, which could adversely affect our results of operations.
Additionally, department store or major tenant closures might result in decreased customer traffic, which could lead to decreased sales at our properties and adversely impact our ability to successfully execute our leasing strategy and objectives. If the sales of stores operating in our properties decline significantly due to the closing of anchor stores or other national retailers, adverse economic conditions, or other reasons, tenants might be unable to pay their minimum rents or expense recovery charges, which would likely negatively impact our financial results. In the event of any default by a tenant, whether a department store, national retailer or otherwise, we might not be able to fully recover, and/or experience delays and costs in enforcing our rights as landlord to recover, amounts due to us under the terms of our agreements with such parties.
We face risks associated with the acquisition, development, re-development and expansion of properties, including risks of higher than projected costs, inability to obtain financing, inability to obtain required consents or approvals and inability to attract tenants at anticipated rates.
In the event we seek to acquire and develop new properties and expand and redevelop existing properties, we might not be successful in identifying or pursuing acquisition, development or re-development/expansion opportunities. In addition, newly acquired (including those related to the Merger), developed, re-developed or expanded properties might not perform as well as expected or may prove to be difficult to integrate into existing operations. Other related risks we face include, without limitation, the following:

•	Construction costs of a project could be higher than projected, potentially making the project unfeasible or unprofitable;

•	We might not be able to obtain financing or to refinance loans on favorable terms, if at all;

•	We might be unable to obtain zoning, occupancy or other governmental approvals, or the approvals obtained may not be adequate;

•	Occupancy rates and rents might not meet our projections and as a result the project could be unprofitable; and

•
In some cases, we might need the consent of third parties, such as anchor tenants, mortgage lenders and joint venture partners to conduct acquisition, development, re-development or expansion activities, and those consents may be withheld.

If a project is unsuccessful, either because it is not meeting our expectations when operational or was not completed according to the project planning, we could lose our investment in the project or have to incur an impairment charge relating to the asset or development which could then adversely impact our financial results. Furthermore, if we guarantee the property's financing, our loss could exceed our investment in the project.

Our assets may be subject to impairment charges that may materially affect our financial results.
We evaluate our real estate assets and other assets for impairment indicators whenever events or changes in circumstances indicate that recoverability of our investment in the asset is not reasonably assured. Furthermore, this evaluation is conducted no less frequently than quarterly, irrespective of changes in circumstances. Our determination of whether a particular held-for-use asset is impaired is based upon the undiscounted projected cash flows used for the impairment analysis and our determination of the asset's estimated fair value, that in turn are based upon our plans for the respective asset and our views of market and economic conditions. With respect to assets held-for-sale, our determination of whether such an asset is impaired is based upon market and economic conditions. If we determine that an impairment has occurred, then we would be required under Generally Accepted Accounting Principles in the United States ("GAAP") to make an adjustment to the net carrying value of the asset, which could have a material adverse effect on our results of operations in the accounting period in which the adjustment is made. Furthermore, changes in estimated future cash flows due to a change in our plans, policies, or views of market and economic conditions could result in the recognition of additional impairment losses for already impaired assets, which, under the applicable accounting guidance, could be substantial. See the "Impairment" section within Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of recent impairments.
Clauses in leases with certain tenants of our development or redevelopment properties frequently include inducements, such as reduced rent and tenant allowance payments, that can reduce our rents and FFO. As a result, these development or redevelopment properties are more likely to achieve lower returns during their stabilization periods than our previous development or redevelopment properties.
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
Our ability to change the composition of our real estate portfolio is limited because real estate investments are relatively illiquid.
Our properties represent a substantial portion of our total consolidated assets, and these investments are relatively illiquid. As a result, our ability to sell one or more of our properties or investments in real estate in response to any changes in economic or other conditions is limited. If we want to sell a property, we cannot be certain that we will be able to dispose of it in the desired time period or that the sale price of a property will exceed the cost of our investment in that property, which may then have an adverse impact on our financial results.
We face a wide range of competition that could affect our ability to operate profitably.
Our properties compete with other retail properties and other forms of retail, such as catalogs and e-commerce websites. Competition could also come from community centers, outlet centers, lifestyle centers, and malls, and both existing and future development projects. The presence of competitive alternatives might adversely impact the success of our existing properties, our ability to lease space and the rental rates we can obtain. We also compete with other retail property developers to acquire prime development sites. In addition, we compete with other retail property companies for tenants and qualified management. If we are unable to successfully compete, our business, results of operations and financial condition could be materially adversely affected.
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
Our management team includes experienced members of SPG's former mall platform and community center management team who have a detailed understanding of our community center properties, experienced members of Glimcher's former management team, and certain other key individuals. A large part of our success depends on the leadership and performance of our executive management team. If we lose the services of these individuals, we might not be able to successfully manage our business or achieve our business objectives. Additionally, in connection with and as part of the Merger integration process, we continue to actively recruit management and other professional talent within the real estate and retail industries. If we are not able to successfully recruit such personnel or cannot do so readily, this may adversely impact our ability to manage our business, achieve our financial goals, or meet the strategic and operational objectives of the Merger.
We have limited control with respect to some properties that are partially owned or managed by third parties, which could adversely affect our ability to sell or refinance or otherwise take actions concerning these properties that would be in the best interests of WPG Inc.'s shareholders.
We may continue to co-invest with third parties through partnerships, joint ventures, or other entities, including without limitation by acquiring controlling or non-controlling interests in, or sharing responsibility for, managing the affairs of a property, partnership, joint venture or other entity. We do not have sole decision-making authority regarding the six properties that we currently hold through joint ventures with third parties.
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
We are subject to various risks that affect the retail environment generally, including levels of consumer spending, seasonality, changes in economic conditions, unemployment rates, an increase in the use of the Internet by retailers and consumers, and natural disasters. In addition, levels of consumer spending could be adversely affected by, for example, increases in consumer savings rates, increases in tax rates, reduced levels of income growth, interest rate increases, and other declines in consumer net worth and a strengthening of the U.S. dollar as compared to non-U.S. currencies.
As a result of these and other economic and market-based factors, our tenants might be unable to pay their existing minimum rents or expense recovery charges due. Because substantially all of our income is derived from rentals of commercial real property, our income and cash flow would be adversely affected if a significant number of tenants are unable to meet their obligations or their revenues decline, especially if they were tenants with a significant number of locations within our portfolio. In addition, a decrease in retail demand could make it difficult for us to renew or re-lease our properties at lease rates equal to or above historical rates.
Store closures and/or bankruptcy filings by tenants could occur during the course of our operations. We continually seek to re-lease vacant spaces resulting from tenant terminations. Large scale store closings or the bankruptcy of a tenant, particularly an anchor tenant, might make it more difficult to lease the remainder of a particular property or properties. Furthermore, certain of our tenants, including anchor tenants, hold the right under their lease(s) to terminate their lease(s) or reduce their rental rate if certain occupancy conditions are not met, if certain anchor tenants close, if certain sales levels or profit margins are not achieved, or if an exclusive use provision is violated, which all could be triggered in the event of one or more tenant bankruptcies. Future tenant bankruptcies could adversely affect our properties or impact our ability to successfully execute our re-leasing strategy, as well as adversely impacting our ability to achieve the operational and strategic objectives of the Merger.

Economic and market conditions could negatively impact our business, results of operations and financial condition.
The market in which we operate is affected by a number of factors that are largely beyond our control but could nevertheless have a significant negative impact on us. These factors include, but are not limited to:

•	Fluctuations or frequent variances in interest rates and credit spreads;

•	The availability of credit, including the price, terms and conditions under which it can be obtained;

•	A decrease in consumer spending or sentiment, including as a result of increases in savings rates and tax increases, and any effect that this might have on retail activity;

•	The actual and perceived state of the real estate market, market for dividend-paying stocks and public capital markets in general; and

•	Unemployment rates, both nationwide and within the primary markets in which we operate.
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
An increase in market interest rates could increase our interest costs on existing and future debt and could adversely affect WPG Inc.'s share price.
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
The consolidated indebtedness of our business as of December 31, 2015 was approximately $3.7 billion. We substantially increased our indebtedness following the completion of the Merger and the related borrowings in comparison to our indebtedness on a recent historical basis, which could have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions and increasing our interest expense. In addition, we have and will continue to incur various costs and expenses associated with our recent transactions. The amount of cash required to pay interest on our increased indebtedness levels following the completion of the Merger and the related borrowings is greater than the amount of cash flows required to service our indebtedness prior to the Merger. Our increased levels of indebtedness following our recent transactions could also reduce access to capital and increase borrowing costs generally, thereby reducing funds available for working capital, capital expenditures, tenant improvements, acquisitions and other general corporate purposes and may create competitive disadvantages for us relative to other companies with lower debt levels. If we do not achieve the expected benefits and cost savings from the Merger, or if the financial performance of the Company does not meet current expectations, then our ability to service our indebtedness may be adversely impacted.
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
If our cash flows and capital resources are insufficient to service and repay our debt and fund other cash requirements, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to sell assets or operations, seek additional capital or restructure or refinance our debt. We may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, such alternative actions may not allow us to meet all of our debt obligations. Our unsecured revolving credit facility (the "Revolver") and senior unsecured term loan (the "Term Loan" and collectively with the Revolver, the "Facility") were established on May 15, 2014, and our new unsecured term loans established during 2015 (the "New Term Loans") restrict (i) our ability to dispose of assets and (ii) our ability to incur debt. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt obligations then due.
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
If we fail to make required payments in respect of our debt, (i) we will be in default thereunder and, as a result, the related debt holders and lenders, and potentially other debt holders and lenders, could declare all outstanding principal and interest to be due and payable, (ii) the lenders under the Facility could terminate their commitments to loan money to us, (iii) our secured lenders could foreclose against the assets securing the related debt, and (iv) we could be forced into bankruptcy or liquidation.
Despite current and anticipated debt levels, we may still be able to incur substantially more debt.
We may be able to incur substantial additional debt in the future. Although the Facility, the New Term Loans and the WPG L.P. notes restrict the incurrence of additional debt, these restrictions are subject to a number of qualifications and exceptions and the additional debt incurred in compliance with these restrictions could be substantial. If new debt is added to our current debt levels, the related risks that we now face would increase.
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
We have a variety of unsecured debt, including the Facility and New Term Loans, the WPG L.P. notes, and secured property-level debt. The agreements that govern such indebtedness, including the indebtedness incurred and assumed in connection with the Merger, contain various affirmative and negative covenants that could, subject to certain significant exceptions, restrict the ability of us and certain of our subsidiaries to, among other things, have liens on property, incur additional indebtedness, make loans, advances or other investments, make non-ordinary course asset sales, and/or merge or consolidate with any other entity or sell or convey certain assets to any one person or entity. In addition, some of the agreements that govern the debt financing contain financial covenants that require us to maintain certain financial ratios. Our ability and the ability of our subsidiaries to comply with these provisions might be affected by events beyond our control. Failure to comply with these covenants could result in an event of default, which, if not cured or waived, could accelerate our repayment obligations.
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
Our outstanding debt is periodically rated by nationally recognized credit rating agencies. Our credit ratings impact the cost and availability of future borrowings and, accordingly, our cost of capital. Our ratings reflect each rating organization's opinion of our financial strength, operating performance and ability to meet debt obligations. Prior to the Merger, the major credit rating agencies assigned our company investment grade credit ratings. However, as a result of the Merger and related financings, Standard & Poors ("S&P") and Moody's Investors Service ("Moody's") placed us on negative watch and Fitch Ratings downgraded us. During the fourth quarter of 2015, S&P and Moody's each lowered the Company’s credit rating by one grade, with a stable outlook. While we still hold investment grade credit ratings with the major credit rating agencies, there can be no assurance that we will achieve a particular rating or maintain a particular rating in the future.
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
Lastly, in connection with certain mortgages on our properties, our affiliate, Glimcher Properties Limited Partnership ("GPLP"), singly, or together with WPG L.P. and certain other affiliates, have executed environmental indemnification agreements to indemnify the respective lenders for those loans against losses or costs to remediate damage to the mortgaged property caused by the presence or release of hazardous materials.
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
Also, we may be required to expend significant sums of money to comply with the Americans with Disabilities Act of 1990, as amended (“ADA”), and other federal, state, and local laws in order for our properties to meet requirements related to access and use by physically challenged persons. Additionally, unanticipated costs and expenses may be incurred in connection with defending lawsuits relating to ADA compliance not covered by our liability insurance.
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
We maintain insurance coverage with financially-sound insurers for property, third-party liability, terrorism, workers compensation, and rental loss insurance on all of our properties. However, certain catastrophic perils are subject to large deductibles that may cause an adverse impact on our operating results. In addition, there are some types of losses, including lease and other contract claims, that generally are not insured. If an uninsured loss or a loss in excess of insured limits occurs, or a loss for which there is a large deductible occurs, we could lose all or a portion of the capital we have invested in a property, as well as the anticipated future revenue it could generate.
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
Although we intend to conduct due diligence with respect to each acquisition opportunity or other transaction that we pursue, it is possible that our due diligence processes will not or did not uncover all relevant facts, particularly with respect to any assets we acquire from unaffiliated third parties. In some cases, we might be given limited access to information about the investment and will rely on information provided by the target of the investment. In addition, if opportunities are scarce, the process for selecting bidders is competitive, or the time frame in which we are required to complete diligence is short, our ability to conduct a due diligence investigation might be limited, and we would be required to make investment decisions based upon a less thorough diligence process than would otherwise be the case. Accordingly, investments and other transactions that initially appear to be viable may prove to not be so over time, due to the limitations of the due diligence process or other factors.
With respect to the mall assets within the WPG Legacy Properties, we remain dependent on SPG to provide services to us pursuant to the property management agreements and transition services agreement, and employees of SPG will face competing demands on their time in discharging their duties to WPG under these agreements.
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
We expect to assume management and operational control of the mall assets within the WPG Legacy Properties by March 31, 2016. We have already assumed managerial and operational control of the community center assets within the WPG Legacy Properties as of January 1, 2016. In order to satisfy these new responsibilities, we have taken such measures as hiring experienced employees and opening a new office in Indianapolis.
We cannot assure you that we will be able to continue paying distributions at the current rate.
Since our separation from SPG in May 2014, we have maintained a policy to pay a quarterly cash distribution at an annualized rate of $1.00 per common share/unit and intend to pay the same distribution going forward. However, holders of our common shares/units may not receive the same quarterly distributions for various reasons, including the following:

•	As a result of the Merger and the issuance of our common shares in connection with the Merger, the total amount of cash required to pay dividends at our current rate have increased;

•	We may not have enough cash to pay such distributions due to changes in our cash requirements, indebtedness, capital spending plans, cash flows or financial position;

•
Decisions on whether, when and in what amounts to make any future distributions will remain at all times entirely at the discretion of WPG Inc.'s Board, which reserves the right to change dividend practices at any time and for any reason;

•	We may desire to retain cash to maintain or improve our credit ratings or to address costs related to the Merger integration;

•
The ability of our subsidiaries to make distributions to us may be subject to restrictions imposed by law, regulation or the terms of any current or future indebtedness that these subsidiaries may incur; and

•	The interest costs associated with the financing agreements into which we entered in connection with the Merger.
Our shareholders/unitholders have no contractual or other legal right to distributions that have not been declared.
Risks associated with information systems may interfere with our operations or ability to maintain adequate records.
We are continuing to implement new information systems as part of our growing business and in connection with the Merger integration and problems with the design as well as the security or implementation of these new systems could interfere with our operations or ability to maintain adequate and secure records.

Failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and WPG Inc.'s share price.
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
Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis, or may cause our company to restate previously issued financial information, and thereby subject us to adverse regulatory consequences, including sanctions or investigations by the Securities and Exchange Commission (the "SEC"), or violations of applicable stock exchange listing rules. There could also be a negative reaction in the financial markets due to a loss of investor confidence in our company and the reliability of our financial statements. Confidence in the reliability of our financial statements is also likely to suffer if we or our independent registered public accounting firm report a material weakness in our internal control over financial reporting or if the firm resigns in light of such a weakness. This could materially adversely affect our company by, for example, leading to a decline in WPG Inc.'s share price and impairing our ability to raise additional capital.
Risks Related to the Merger
We have incurred, and expect to continue to incur, substantial expenses related to the Merger and related integration process. In addition, we incurred and assumed significant indebtedness in connection with the Merger.
We incurred substantial expenses in connection with consummating the Merger and incurred, and expect to continue to incur, substantial expenses related to integrating our businesses, operations, networks, systems, technologies, policies and procedures with those of Glimcher. The Merger-related integration expenses could, particularly in the near term, exceed the savings that we expect to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings related to the integration of the businesses following the completion of the Merger. There can be no assurances that the expected benefits, synergies and efficiencies related to the integration of the businesses will be realized in the time expected, or at all, to offset these transaction and integration expenses.
In addition, we incurred and assumed significant indebtedness in connection with the Merger, which significantly increased our indebtedness. See the above risk factor captioned "We have significant indebtedness, which could adversely affect our business, including decreasing our business flexibility and increasing our interest expense".
Our future results will suffer if we do not complete the Merger integration.
We may be unable to fully complete the Merger integration and realize the anticipated benefits of the Merger or do so within the anticipated timeframe. Even though we and Glimcher were operationally similar prior to the Merger, we are and will continue to be required to devote significant management attention and resources to integrating Glimcher's business practices and operations with our own. In addition, the agreements we entered into with SPG in connection with our separation from SPG in May 2014 (discussed above), might prevent or delay us from fully integrating our businesses with that of Glimcher or might force us to incur costs to terminate such arrangements in excess of what is anticipated. The integration process could distract management, disrupt our ongoing business or result in inconsistencies in our operations, services, standards, controls, procedures and policies, any of which could adversely affect our ability to maintain relationships with tenants, lenders, joint venture partners, vendors and employees or to achieve all or any of the anticipated benefits of the Merger.
Thus far, significant progress has been made regarding the Merger integration, including opening a new leasing, management and operations office in Indianapolis, Indiana in December 2015, taking on management responsibilities for the community center portfolio effective January 1, 2016, closing the former headquarters in Bethesda, Maryland effective January 15, 2016, planned takeover of management responsibilities for the mall portfolio effective March 1, 2016, and hiring experienced individuals to accomplish these tasks, among other steps taken toward full integration. However, there can be no assurance that future integration efforts will be successful.

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
Glimcher received an opinion of counsel to the effect that, commencing with Glimcher's initial taxable year ended December 31, 1994 through Glimcher's taxable year ended December 31, 2013, Glimcher has been organized and operated in conformity with the requirements for qualification and taxation as a REIT and that, since January 1, 2014, its actual organization and method of operation has enabled Glimcher to meet, through the effective time of the Merger, the requirements for qualification and taxation as a REIT. The opinion is subject to customary qualifications and based on customary representations made by Glimcher, and if any such representations are or become inaccurate or incomplete, such opinion may be invalid and the conclusions reached therein could be jeopardized. In addition, the opinion is not binding on the Internal Revenue Service (the "IRS") or any court, and there can be no assurance that the IRS will not take a contrary position or that such position would not be sustained. If Glimcher has failed or fails to qualify as a REIT for U.S. federal income tax purposes, we may inherit or incur significant tax liabilities (including with respect to any gain realized by Glimcher as a result of the Merger) and could lose our own REIT status should facts or activities as a result of which Glimcher failed to qualify as a REIT continue.
Risks Related to the Separation from SPG
We have a limited history operating as an independent company, and our historical financial information is not necessarily representative of the results that we would have achieved as a separate, publicly traded company and may not be a reliable indicator of our future results.
The historical information about us in this Form 10-K prior to May 28, 2014 is derived from the historical accounting records of SPG and refers to our business as operated by and integrated with SPG. Some of our historical financial information included in this annual report is derived from the consolidated financial statements and accounting records of SPG. Accordingly, the historical and financial information does not necessarily reflect the financial condition, results of operations or cash flows that we would have achieved as a separate, publicly traded company during the periods presented or those that we will achieve in the future. Factors which could cause our results to differ from those reflected in such historical financial information and which may adversely impact our ability to receive similar results in the future include, but are not limited to, the following:

•
Prior to the separation, our business had been operated by SPG as part of its broader corporate organization, rather than as an independent, stand-alone company. SPG or one of its affiliates performed various corporate functions for us, such as accounting, property management, information technology, legal, and finance. Following the separation, SPG provided some of these functions to us, as described in "Agreements with SPG in Connection with the Separation" under Item 1, "Business." Our historical financial results for periods prior to the separation from SPG reflect allocations of corporate expenses from SPG for such functions and are likely to be less than the expenses we would have incurred had we operated as a separate, publicly traded company. We have and will continue to make significant investments to replicate or outsource from other providers certain facilities, systems, infrastructure, and personnel to which we no longer have access after our separation from SPG. Developing our ability to operate without access to SPG's current operational and administrative infrastructure has been challenging;

•
During the time our business was integrated with the other businesses of SPG, we were able to use SPG's size and purchasing power in procuring various goods and services and shared economies of scope and scale in costs, employees, vendor relationships and customer relationships. For example, we were historically able to take advantage of SPG's purchasing power in technology and services, including information technology, marketing, insurance, treasury services, property support and the procurement of goods. Although we entered into certain transition and other separation-related agreements with SPG, in the future these arrangements might not continue to fully capture the benefits we have enjoyed as a result of being integrated with SPG and might result in us paying higher charges than in the past for these services. In addition, services provided to us under the transition services agreement will generally only be provided for a maximum of 24 months, and this may not be sufficient to meet our needs. As a separate, independent company, we may be unable to obtain goods and services at the prices and terms obtained prior to the separation, which could decrease our overall profitability. As a separate, independent company, we may also not be as successful in negotiating favorable tax treatments and credits with governmental entities. Likewise, it may be more difficult for us to attract and retain desired tenants. This could have an adverse effect on our business, results of operations and financial condition following the completion of the separation;

•
Before the separation, generally our working capital requirements and capital for our general corporate purposes, including acquisitions, research and development, and capital expenditures, were historically satisfied as part of SPG's cash management policies. Since the separation, we have been and may continue to be required to obtain additional financing from banks, through public offerings or private placements of debt or equity securities, strategic relationships or other arrangements, which might not be on terms as favorable to those obtained by SPG, and the cost of capital for our business may be higher than SPG's cost of capital prior to the separation; and

•
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the Dodd-Frank Act and are required to prepare our financial statements according to the rules and regulations promulgated by the SEC. Complying with these requirements could result in significant costs to us and require us to divert substantial resources, including management time, from other activities.

Other significant changes have occurred and may continue to occur in our cost structure, management, financing and business operations as a result of operating as an independent company. For additional information about the past financial performance of our business and the basis of presentation of the historical combined financial statements of our business, please refer to "Selected Financial Data," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the historical financial statements and accompanying notes included elsewhere in this Form 10-K.
Under the agreements relating to the separation from SPG, we might not be able to engage in desirable strategic or capital-raising transactions following the separation. In addition, we could be liable for adverse tax consequences resulting from engaging in significant strategic or capital-raising transactions.
To preserve the tax-free treatment of the separation, for the two-year period following the separation, we might be prohibited, except in specific circumstances, from: (i) entering into any transaction pursuant to which all or a portion of WPG Inc.'s shares would be acquired, whether by merger or otherwise, (ii) issuing equity securities beyond certain thresholds, (iii) repurchasing WPG Inc.'s common shares, (iv) ceasing to actively conduct certain of our businesses, or (v) taking or failing to take any other action that prevents the distribution and related transactions from being tax-free.
These restrictions may limit our ability to pursue strategic transactions or engage in new business or other transactions that may maximize the value of WPG's business. For more information, please refer to "Agreements with SPG in Connection with the Separation" under Item 1, "Business."
Potential indemnification liabilities to SPG pursuant to the Separation Agreement could materially adversely affect our operations.
The Separation Agreement with SPG provides for, among other things, the principal corporate transactions required to effect the separation, certain conditions to the separation and distribution and provisions governing our relationship with SPG with respect to and following the separation and distribution. Among other things, the Separation Agreement provides for indemnification obligations designed to make us financially responsible for substantially all liabilities that may exist relating to our business activities, whether incurred prior to or after the separation and distribution, as well as those obligations of SPG that we will assume pursuant to the Separation Agreement. If we are required to indemnify SPG under the circumstances set forth in this agreement, we may be subject to substantial liabilities. For a description of this agreement, please refer to "Agreements with SPG in Connection with the Separation" under Item 1, "Business."
In connection with the separation from SPG, some WPG Inc. executive officers and members of senior management have actual or potential conflicts of interest because of their previous or continuing equity interest in, or positions at, SPG.
Some WPG Inc. executive officers and members of senior management are persons who have been employees of SPG. Because of their former positions with SPG, some WPG Inc. executive officers and members of senior management own SPG common stock or other equity awards. Since the separation, some WPG Inc. executive officers and members of senior management continue to have a financial interest in SPG common stock. Continued ownership of SPG common stock could create, or appear to create, potential conflicts of interest.
We might not achieve some or all of the expected benefits of the separation, and the separation might adversely affect our business.
We might not be able to achieve the full strategic and financial benefits expected to result from the separation, or such benefits may be delayed due to a variety of circumstances, not all of which may be under our control. The separation is expected to provide the following benefits over time, among others: (i) a distinct investment identity allowing investors to evaluate our merits, performance and future prospects as an independent, stand-alone company; (ii) more efficient allocation of capital for both SPG and for us; and (iii) direct access by us to the capital markets.

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
Risks Related to WPG Inc.'s Status as a REIT
If WPG Inc. fails to remain qualified as a REIT, it will be subject to U.S. federal income tax as a regular corporation and could face substantial tax liability, which would substantially reduce funds available for distribution to its shareholders and result in other negative consequences.
If WPG Inc. were to fail to qualify as a REIT in any taxable year, it would be subject to U.S. federal income tax, including any applicable alternative minimum tax, on its taxable income at regular corporate rates, and distributions to its shareholders would not be deductible by WPG Inc. in computing its taxable income. Any such corporate tax liability could be substantial and would reduce the amount of cash available for distribution to WPG Inc.'s shareholders, which in turn could have an adverse effect on the value of, and trading prices for, WPG Inc.'s common shares. Unless WPG Inc. is deemed to be entitled to relief under certain provisions of the Code, it would also be disqualified from taxation as a REIT for the four taxable years following the year during which it initially ceased to qualify as a REIT.
Furthermore, the NYSE requires, as a condition to the listing of WPG Inc.'s common shares, that WPG Inc. maintain its REIT status. Consequently, if WPG Inc. fails to maintain its REIT status, its common shares could promptly be delisted from the NYSE, which would decrease the trading activity of such common shares, making the sale of such common shares difficult.
Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.
Dividends payable by non-REIT corporations to non-REIT shareholders that are individuals, trusts and estates are generally taxed at reduced tax rates. Dividends payable by REITs, however, generally are not eligible for the reduced rates. The more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the shares of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including WPG Inc.'s common shares.
Qualifying as a REIT involves highly technical and complex provisions of the Code.
Qualifying as a REIT involves the application of highly technical and complex provisions of the Code for which only limited judicial and administrative authorities exist. Even a technical or inadvertent violation could jeopardize WPG Inc.'s REIT qualification. WPG Inc.'s qualification as a REIT will depend on WPG Inc.'s satisfaction of certain asset, income, organizational, distribution, shareholder ownership and other requirements on a continuing basis. Compliance with these requirements must be carefully monitored on a continuing basis, and there can be no assurance that WPG Inc.'s personnel responsible for doing so will be able to successfully monitor WPG Inc.'s compliance, despite clauses in the property management agreements requiring such monitoring. In addition, WPG Inc.'s ability to satisfy the requirements to qualify to be taxed as a REIT might depend, in part, on the actions of third parties over which we have either no control or only limited influence.

Legislative, administrative, regulatory or other actions affecting REITs, including positions taken by the IRS, could have a negative effect on WPG Inc.
The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process, and by the IRS and the U.S. Department of the Treasury (the "Treasury"). In particular, in June 2013, several companies pursuing REIT conversions disclosed that they had been informed by the IRS that it had formed a new internal working group to study the current legal standards the IRS uses to define "real estate" for purposes of the REIT provisions of the Code. Changes to the tax laws or interpretations thereof by the IRS and the Treasury, with or without retroactive application, could materially and adversely affect WPG Inc.'s investors or WPG Inc. WPG Inc. cannot predict how changes in the tax laws might affect its investors or WPG Inc. New legislation, Treasury regulations, administrative interpretations or court decisions could significantly and negatively affect WPG Inc.'s ability to qualify to be taxed as a REIT and/or the U.S. federal income tax consequences to WPG Inc.'s investors and WPG Inc. of such qualification.
WPG Inc.'s REIT distribution requirements could adversely affect our liquidity and our ability to execute our business plan.
In order for WPG Inc. to qualify to be taxed as a REIT, and assuming that certain other requirements are also satisfied, it generally must distribute at least 90% of its REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains, to its shareholders each year, so that U.S. federal corporate income tax does not apply to earnings that it distributes. To the extent that WPG Inc. satisfies this distribution requirement and qualifies for taxation as a REIT, but distributes less than 100% of its REIT taxable income, determined without regard to the dividends paid deduction and including any net capital gains, it will be subject to U.S. federal corporate income tax on its undistributed net taxable income. In addition, WPG Inc. will be subject to a 4% nondeductible excise tax if the actual amount that it distributes to its shareholders in a calendar year is less than a minimum amount specified under U.S. federal income tax laws. WPG Inc. intends to make distributions to its shareholders to comply with the REIT requirements of the Code.
From time to time, WPG Inc. might generate taxable income greater than its cash flow as a result of differences in timing between the recognition of taxable income and the actual receipt of cash or the effect of nondeductible capital expenditures, the creation of reserves, or required debt or amortization payments. If we do not have other funds available in these situations, we could be required to borrow funds on unfavorable terms, sell assets at disadvantageous prices, distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt, or make taxable distributions of WPG Inc.'s capital stock or debt securities to make distributions sufficient to enable WPG Inc. to pay out enough of its taxable income to satisfy the REIT distribution requirement and avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our equity. Further, amounts distributed will not be available to fund investment activities. Thus, compliance with WPG Inc.'s REIT requirements may hinder our ability to grow, which could adversely affect the value of WPG Inc.'s shares. Any restrictions on our ability to incur additional indebtedness or make certain distributions could preclude WPG Inc. from meeting the 90% distribution requirement. Decreases in funds from operations due to unfinanced expenditures for acquisitions of properties or increases in the number of shares outstanding without commensurate increases in funds from operations each would adversely affect WPG Inc.'s ability to maintain distributions to its shareholders. Consequently, there can be no assurance that WPG Inc. will be able to make distributions at the anticipated distribution rate or any other rate.
Even if WPG Inc. remains qualified as a REIT, it could face other tax liabilities that reduce its cash flows.
Even if WPG Inc. remains qualified for taxation as a REIT, it could be subject to certain U.S. federal, state and local taxes on its income and assets, including taxes on any undistributed income and state or local income, property and transfer taxes. For example, in order to meet the REIT qualification requirements, WPG Inc. may hold some of its assets or conduct certain of its activities through one or more taxable REIT subsidiaries ("TRSs") or other subsidiary corporations that will be subject to federal, state and local corporate-level income taxes as regular C corporations. In addition, WPG Inc. might incur a 100% excise tax on transactions with a TRS if they are not conducted on an arm's-length basis. Any of these taxes would decrease cash available for distribution to WPG Inc.'s shareholders.
Complying with WPG Inc.'s REIT requirements might cause us to forego otherwise attractive acquisition opportunities or liquidate otherwise attractive investments.
To qualify to be taxed as a REIT for U.S. federal income tax purposes, WPG Inc. must ensure that, at the end of each calendar quarter, at least 75% of the value of its assets consist of cash, cash items, government securities and "real estate assets" (as defined in the Code), including certain mortgage loans and securities. The remainder of WPG Inc.'s investments (other than government securities, qualified real estate assets and securities issued by a TRS) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer.

Additionally, in general, no more than 5% of the value of WPG Inc.'s total assets (other than government securities, qualified real estate assets and securities issued by a TRS) can consist of the securities of any one issuer, and no more than 25% of the value of our total assets can be represented by securities of one or more TRSs. If WPG Inc. fails to comply with these requirements at the end of any calendar quarter, it must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing its REIT qualification and suffering adverse tax consequences. As a result, we might be required to liquidate or forego otherwise attractive investments. These actions could have the effect of reducing WPG Inc.'s income and amounts available for distribution to its shareholders.
In addition to the asset tests set forth above, to qualify to be taxed as a REIT, WPG Inc. must continually satisfy tests concerning, among other things, the sources of its income, the amounts it distributes to its shareholders and the ownership of its shares. We might be unable to pursue investments that would be otherwise advantageous to us in order to satisfy the source-of-income or asset-diversification requirements of WPG Inc. for qualifying as a REIT. Thus, compliance with WPG Inc.'s REIT requirements may hinder our ability to make certain attractive investments.
Complying with WPG Inc.'s REIT requirements might limit our ability to hedge effectively and may cause WPG Inc. to incur tax liabilities.
The REIT provisions of the Code to which WPG Inc. must adhere substantially limit our ability to hedge our assets and liabilities. Income from certain potential hedging transactions that we may enter into to manage risk of interest rate changes with respect to borrowings made or to be made to acquire or carry real estate assets or from transactions to manage risk of currency fluctuations with respect to any item of income or gain that satisfy WPG Inc.'s REIT gross income tests (including gain from the termination of such a transaction) does not constitute "gross income" for purposes of the 75% or 95% gross income tests that apply to REITs, provided that certain identification requirements are met. To the extent that we enter into other types of hedging transactions or fail to properly identify such transaction as a hedge, the income is likely to be treated as non-qualifying income for purposes of both of WPG Inc.'s gross income tests.
As a result of these rules, we might be required to limit our use of advantageous hedging techniques or implement those hedges through a total return swap. This could increase the cost of our hedging activities because the total return swap may be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in the total return swap will generally not provide any tax benefit, except that such losses could theoretically be carried back or forward against WPG Inc.'s past or future taxable income in the total return swap.
The share ownership limit imposed by the Code for REITs, and WPG Inc.'s amended and restated articles of incorporation, may inhibit market activity in WPG Inc.'s shares and restrict our business combination opportunities.
In order for WPG Inc. to maintain its qualification as a REIT under the Code, not more than 50% in value of its outstanding shares may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) at any time during the last half of each taxable year after its first taxable year. WPG Inc.'s amended and restated articles of incorporation, with certain exceptions, authorize its Board of Directors to take the actions that are necessary and desirable to preserve its qualification as a REIT. Unless exempted by WPG Inc.'s Board of Directors, no person may own more than 8%, or 18% in the case of members of the Simon family and related persons, of any class of WPG Inc.'s capital stock or any combination thereof, determined by the number of shares outstanding, voting power or value (as determined by WPG Inc.'s board of directors), whichever produces the smallest holding of capital stock under the three methods, computed with regard to all outstanding shares of capital stock and, to the extent provided by the Code, all shares of WPG Inc.'s capital stock issuable under outstanding options and exchange rights that have not been exercised. WPG Inc.'s Board of Directors may grant an exemption in its sole discretion, subject to such conditions, representations and undertakings as it may determine in its sole discretion. These ownership limits could delay or prevent a transaction or a change in control that might involve a premium price for WPG Inc.'s common shares or otherwise be in the best interest of WPG Inc.'s shareholders.
Risks Related to Our Common and Preferred Shares/Units
We cannot guarantee the timing, amount, or payment of distributions on our common shares/units.
Although we expect to pay regular cash distributions following the separation, the timing, declaration, amount and payment of future distributions to shareholders will fall within the discretion of our board of directors. Our board of directors' decisions regarding the payment of distributions will depend on many factors, such as our financial condition, earnings, capital requirements, debt service obligations, limitations under our financing arrangements, industry practice, legal requirements, regulatory constraints, and other factors that it deems relevant. Our ability to pay distributions will depend on our ongoing ability to generate cash from operations and access capital markets. We cannot guarantee that we will pay a distribution in the future or continue to pay any distribution if we commence paying distributions. For more information, please refer to the risk factor titled "We cannot assure you that we will be able to continue paying distributions at the current rate."

WPG Inc.'s cash available for distribution to shareholders might be insufficient to pay distributions at any particular levels or in amounts sufficient in order for WPG Inc. to maintain its REIT qualification, which could require us to borrow funds in order to make such distributions.
As a REIT, WPG Inc. is required to distribute at least 90% of its REIT taxable income each year, excluding net capital gains, to its shareholders. WPG Inc. intends to make regular quarterly distributions whereby it expects to distribute at least 100% of its REIT taxable income to its shareholders out of assets legally available thereof. Based on the amount of its REIT taxable income for the year ended December 31, 2015, WPG Inc.'s annual dividend of $1.00 per share satisfied this requirement. However, WPG Inc.'s ability to make distributions could be adversely affected by various factors, many of which are not within its control. For example, in the event of downturns in its financial condition or operating results, economic conditions or otherwise, WPG Inc. might be unable to declare or pay distributions to its shareholders to the extent required to maintain its REIT qualification. WPG Inc. might be required either to fund distributions from borrowings under the Revolver or to reduce its distributions. If we borrow to fund WPG Inc.'s distributions, our interest costs could increase, thereby reducing our earnings and cash available for distribution from what they otherwise would have been.
In addition, some of WPG Inc.'s distributions may include a return of capital. To the extent that WPG Inc. makes distributions in excess of its current and accumulated earnings and profits (as determined for U.S. federal income tax purposes), such distributions would generally be considered a return of capital for U.S. federal income tax purposes to the extent of the holder's adjusted tax basis in its shares. A return of capital is not taxable, but it has the effect of reducing the holder's adjusted tax basis in its investment. To the extent that distributions exceed the adjusted tax basis of a holder's shares, the distributions will be treated as gain from the sale or exchange of such shares.
Your percentage of ownership in WPG Inc. may be diluted in the future.
In the future, your percentage ownership in us may be diluted because of equity issuances for acquisitions, capital market transactions or otherwise. WPG Inc. also regularly grants compensatory equity awards to directors, officers, employees, advisors, and consultants who are eligible to receive such awards. Such awards will have a dilutive effect on WPG Inc.'s earnings per share, which could adversely affect the market price of WPG Inc.'s common shares.
In addition, WPG Inc.'s articles of incorporation authorize WPG Inc. to issue, without the approval of its shareholders, one or more additional classes or series of preferred shares having such designation, powers, preferences and relative, participating, optional and other special rights, including preferences over our common shares respecting dividends and distributions, as WPG Inc.'s Board of Directors generally may determine. The terms of one or more such classes or series of preferred shares could dilute the voting power or reduce the value of WPG Inc.'s common shares. For example, WPG Inc. could grant the holders of preferred shares the right to elect some number of WPG Inc. directors in all events or on the occurrence of specified events, or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences we could assign to holders of preferred shares could affect the residual value of the common shares.
Certain provisions in WPG Inc.'s amended and restated articles of incorporation and bylaws, and provisions of Indiana law, might prevent or delay an acquisition of our company, which could decrease the trading price of WPG Inc.'s common shares.
WPG Inc.'s amended and restated articles of incorporation and bylaws contain, and Indiana law contains, provisions that are intended to deter coercive takeover practices and inadequate takeover bids by making such practices or bids unacceptably expensive to the bidder and to encourage prospective acquirers to negotiate with WPG Inc.'s Board of Directors rather than to attempt a hostile takeover. These provisions include, among others:

•	The inability of WPG Inc.'s shareholders to call a special meeting;

•	Restrictions on the ability of WPG Inc.'s shareholders to act by written consent without a meeting;

•	Advance notice requirements and other limitations on the ability of shareholders to present proposals or nominate directors for election at shareholder meetings;

•	The right of WPG Inc.'s Board of Directors to issue preferred shares without shareholder approval;

•	Limitations on the ability of WPG Inc.'s shareholders to remove directors;

•	The ability of WPG Inc.'s directors, and not shareholders, to fill vacancies on WPG Inc.'s Board of Directors;

•	Restrictions on the number of shares of capital stock that individual shareholders may own;

•	Supermajority vote requirements for shareholders to amend certain provisions of WPG Inc.'s amended and restated articles of incorporation and bylaws;

•
Limitations on the exercise of voting rights in respect of any "control shares" acquired in a control share acquisition, which WPG Inc. has currently opted out of in WPG Inc.'s amended and restated bylaws but which could apply to WPG Inc. in the future; and

•	Restrictions on an "interested shareholder" to engage in certain business combinations with WPG Inc. for a five-year period following the date the interest shareholder became such.
We believe these provisions will protect WPG Inc.'s shareholders from coercive or otherwise unfair takeover tactics by requiring potential acquirers to negotiate with WPG Inc.'s Board of Directors and by providing WPG Inc.'s Board of Directors with more time to assess any acquisition proposal. These provisions are not intended to make the company immune from takeovers. However, these provisions will apply even if the offer may be considered beneficial by some shareholders and could delay or prevent an acquisition that WPG Inc.'s Board of Directors determines is not in the best interests of WPG Inc. and its shareholders. These provisions may also prevent or discourage attempts to remove and replace incumbent directors.
Several of the agreements that we entered into with SPG in connection with the separation require SPG's consent to any assignment by us of our rights and obligations under the agreements. These agreements generally expire within two years of the Distribution Date, except for certain agreements that will continue for longer terms. The consent and termination rights set forth in these agreements might discourage, delay or prevent a change of control that you may consider favorable.
In addition, an acquisition or further issuance of WPG Inc.'s common shares could trigger the application of Section 355(e) of the Code. Under the tax matters agreement, we would be required to indemnify SPG for any resulting taxes and related amounts, and this indemnity obligation might discourage, delay or prevent a change of control that you may consider favorable. Please refer to "Agreements with SPG in Connection with the Separation" under Item 1, "Business" for a more detailed description of these agreements and provisions.
WPG Inc.'s substantial shareholders may exert influence over our company that may be adverse to our best interests and those of WPG Inc.'s other shareholders.
Following the separation and distribution, we expect that a substantial portion of WPG Inc.'s outstanding common shares will be held by a relatively small group of shareholders. This concentration of ownership may make some transactions more difficult or impossible without the support of some or all of these shareholders. For example, the concentration of ownership held by the substantial shareholders, even if they are not acting in a coordinated manner, could allow them to influence our policies and strategy and could delay, defer or prevent a change of control or impede a merger, takeover or other business combination that may otherwise be favorable to us and our other shareholders. In addition, the interests of any of WPG Inc.'s substantial shareholders, or any of their respective affiliates, could conflict with or differ from the interests of WPG Inc.'s other shareholders or the other substantial shareholders. A substantial shareholder or affiliate thereof may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us.

Item 1B.    Unresolved Staff Comments
None.

Item 2.    Properties
As of December 31, 2015, our portfolio of properties consisted of 121 properties totaling approximately 69 million square feet of gross leasable area. We also own parcels of land which can be used for either the development of new shopping centers or the expansion of existing properties. While most of these properties are wholly owned by us, several are less than wholly owned through joint ventures and other arrangements with third parties, which is common in the real estate industry. As of December 31, 2015, our properties had an ending occupancy rate of 92.6% (based on the measures described in note (2) to the table that follows).
Our properties are leased to a variety of tenants across the retail spectrum including anchor stores, big-box tenants, national inline tenants, sitdown restaurants, movie theatres, and regional and local retailers. As of December 31, 2015, selected anchors and tenants include Macy's, Inc., Dillard's, Inc., J.C. Penney Co., Inc., Sears Holdings Corporation, Target Corporation, The Bon-Ton Stores, Inc., Kohl's Corporation, Best Buy Co., Inc., Bed Bath & Beyond Inc. and TJX Companies, Inc. No single tenant was responsible for more than 3.1%, and no single property accounted for more than 2.3%, of our total base minimum rental revenues for the year ended December 31, 2015. Further, as of December 31, 2015, no more than 13.1% of our total gross annual base minimum rental revenues was derived from leases that expire in any single calendar year.

The following table summarizes certain data for our portfolio of properties as of December 31, 2015:
Property Information
As of December 31, 2015

Property Name	State	City (Major Metropolitan Area)	Ownership Interest (Expiration if Lease)	Financial Interest (%)(1)		Year Acquired or Built	Occupancy (%)(2)	Total Center SF	Anchors
Malls:
Anderson Mall	SC	Anderson	Fee	100.0%		Built 1972	81.1%	671,074	Belk, Books-A-Million, Dillard's, JCPenney, Sears
Arbor Hills	MI	Ann Arbor	Fee	92.6%		Acquired 2015	96.3%	87,395	N/A
Arboretum, The	TX	Austin	Fee	100.0%		Acquired 1998	97.6%	194,956	Barnes & Noble, Cheesecake Factory, Pottery Barn
Ashland Town Center	KY	Ashland	Fee	100.0%		Acquired 2015	100.0%	435,282	Belk, Belk Home Store, JCPenney, T.J. Maxx
Bowie Town Center	MD	Bowie (Washington, D.C.)	Fee	100.0%		Built 2001	96.0%	578,255	Barnes & Noble, Best Buy, L.A. Fitness, Macy's, Off Broadway Shoes, Safeway, Sears
Boynton Beach Mall	FL	Boynton Beach (Miami)	Fee	100.0%		Acquired 1996	91.6%	1,102,240	Cinemark Theatres, Dillard's, JCPenney, Macy's, Sears, You Fit Health Clubs
Brunswick Square	NJ	East Brunswick (New York)	Fee	100.0%		Acquired 1996	99.3%	760,618	Barnes & Noble, JCPenney, Macy's, Starplex Luxury Cinema
Charlottesville Fashion Square	VA	Charlottesville	Ground Lease (2086)	100.0%		Acquired 1997	87.1%	576,707	Belk(8), JCPenney, Sears
Chautauqua Mall	NY	Lakewood	Fee	100.0%		Acquired 1996	90.3%	427,600	Bon Ton, JCPenney, Office Max, Sears
Chesapeake Square(13)	VA	Chesapeake (Virginia Beach)	Fee and Ground Lease (2062)	100.0%	(10)	Acquired 1996	85.4%	760,597	Burlington Coat Factory, Cinemark Theatres, JCPenney, Macy's(9), Target
Clay Terrace	IN	Carmel (Indianapolis)	Fee	100.0%		Built 2004	91.5%	575,877	Dick's Sporting Goods, DSW, Pier 1, St. Vincent's Sports Performance, Whole Foods
Colonial Park Mall	PA	Harrisburg	Fee	100.0%		Acquired 2015	95.5%	739,066	Bon-Ton, Boscov's, Sears
Cottonwood Mall	NM	Albuquerque	Fee	100.0%		Built 1996	97.4%	1,051,450	Conn's Electronic & Appliance, Dillard's, JCPenney, Macy's, Regal Cinema, Sears
Dayton Mall	OH	Dayton	Fee	100.0%		Acquired 2015	100.0%	1,443,929	Dick's Sporting Goods, DSW, Elder-Beerman, H&M, H.H. Gregg, JCPenney, Macy's, Sears
Edison Mall	FL	Fort Myers	Fee	100.0%		Acquired 1997	92.9%	1,055,080	Books-A-Million, Dillard's, JCPenney, Macy's(8), Sears
Forest Mall(3)(12)	WI	Fond Du Lac	Fee	100.0%		Built 1973	77.0%	500,899	Kohl's, Staples, Younkers
Grand Central Mall	WV	Parkersburg	Fee	100.0%		Acquired 2015	87.1%	848,366	Belk, Dunham's Sports, Elder-Beerman, JCPenney, Regal Cinemas, Sears
Great Lakes Mall	OH	Mentor (Cleveland)	Fee	100.0%		Acquired 1996	94.1%	1,287,851	Atlas Cinema Stadium 16, Barnes & Noble, Dick's Sporting Goods, Dillard's(8), JCPenney, Macy's, Sears

Property Name	State	City (Major Metropolitan Area)	Ownership Interest (Expiration if Lease)	Financial Interest (%)(1)	Year Acquired or Built	Occupancy (%)(2)	Total Center SF	Anchors
Gulf View Square(3)	FL	Port Richey (Tampa)	Fee	100.0%	Acquired 1996	91.8%	756,088	Best Buy, Dillard's, JCPenney (5), Macy's, Sears, T.J. Maxx
Indian Mound Mall	OH	Newark	Fee	100.0%	Acquired 2015	90.6%	556,817	Dick's Sporting Goods, Elder-Beerman, JCPenney, Regal Indian Mound 11, Sears
Irving Mall	TX	Irving (Dallas)	Fee	100.0%	Built 1971	98.0%	1,053,599	AMC Theatres, Dillard's, Burlington Coat Factory, Fitness Connection, La Vida Fashion and Home Décor, Macy's, Sears, Shoppers World
Jefferson Valley Mall	NY	Yorktown Heights (New York)	Fee	100.0%	Built 1983	80.5%	543,938	Macy's, Sears
Knoxville Center(3)	TN	Knoxville	Fee	100.0%	Built 1984	68.8%	960,809	Belk, Dillard's, JCPenney, Regal Cinema, Rush Fitness Center, Sears
Lima Mall	OH	Lima	Fee	100.0%	Acquired 1996	96.3%	743,186	JCPenney, Elder-Beerman(9), Macy's, MC Sporting Goods, Sears
Lincolnwood Town Center	IL	Lincolnwood (Chicago)	Fee	100.0%	Built 1990	95.7%	423,080	Kohl's, Carson's
Lindale Mall	IA	Cedar Rapids	Fee	100.0%	Acquired 1998	95.7%	713,131	Sears, Von Maur, Younkers
Longview Mall	TX	Longview	Fee	100.0%	Built 1978	90.0%	642,629	Bealls, Dick's Sporting Goods(6), Dillard's, JCPenney, L'Patricia, Sears
Malibu Lumber Yard	CA	Malibu	Ground Lease (2047)	100.0%	Acquired 2015	91.9%	31,479
Mall at Fairfield Commons, The	OH	Beavercreek	Fee	100.0%	Acquired 2015	93.2%	1,013,634	Dick's Sporting Goods, Elder-Beerman, H&M, JCPenney, Macy's, Sears
Mall at Johnson City, The	TN	Johnson City	Fee	51.0%	Acquired 2015	100.0%	571,852	Belk for Her, Belk Home Store, Dick's Sporting Goods, Forever 21, JCPenney, Sears
Maplewood Mall	MN	St. Paul (Minneapolis)	Fee	100.0%	Acquired 2002	88.6%	908,001	Barnes & Noble, Kohl's, JCPenney, Macy's, Sears
Markland Mall	IN	Kokomo	Ground Lease (2041)	100.0%	Built 1968	99.1%	418,019	Carson's, MC Sporting Goods, Sears, Target
Melbourne Square	FL	Melbourne	Fee	100.0%	Acquired 1996	93.2%	724,748	Dick's Sporting Goods, Dillard's(8), JCPenney, L.A. Fitness, Macy's
Merritt Square Mall(13)	FL	Merritt Island	Fee	100.0%	Acquired 2015	94.5%	811,410	Cobb Theatres, Dillard's, JCPenney, Macy's, Sears, Sports Authority
Mesa Mall	CO	Grand Junction	Fee	100.0%	Acquired 1998	92.5%	873,831	Cabela's, Herberger's, JCPenney, Jo-Ann Fabrics, Sears, Sports Authority, Target
Morgantown Mall	WV	Morgantown	Fee	100.0%	Acquired 2015	99.5%	555,148	Belk, Carmike Cinemas, Elder-Beerman, JCPenney, Sears, Timeless Traditions
Muncie Mall	IN	Muncie	Fee	100.0%	Built 1970	94.8%	636,565	Carson's, JCPenney, Macy's, Sears

Property Name	State	City (Major Metropolitan Area)	Ownership Interest (expiration if Lease)	Financial Interest (%)(1)		Year Acquired or Built	Occupancy (%)(2)	Total Center SF	Anchors
New Towne Mall	OH	New Philadelphia	Fee	100.0%		Acquired 2015	89.4%	509,536	Elder-Beerman, JCPenney, Jo-Ann Fabrics, Kohl's, Marshalls, Sears(9), Super Fitness Center
Northlake Mall(3)(12)	GA	Atlanta	Fee	100.0%		Acquired 1998	86.4%	962,949	JCPenney, Kohl's, Macy's, Sears
Northtown Mall	MN	Blaine	Fee	100.0%		Acquired 2015	96.0%	606,210	Becker Furniture, Best Buy, Burlington Coat Factory, Herberger's, Hobby Lobby, L.A. Fitness
Northwoods Mall	IL	Peoria	Fee	100.0%		Built 1983	91.7%	691,392	JCPenney, Macy's(9), Sears
Oak Court Mall	TN	Memphis	Fee	100.0%		Acquired 1997	93.1%	849,068	Dillard's(8), Macy's
Oklahoma City Properties(11)	OK	Oklahoma City	Fee	99.0%		Acquired 2015	81.7%	288,088	Whole Foods
Orange Park Mall	FL	Orange Park (Jacksonville)	Fee	100.0%		Acquired 1994	96.4%	959,405	AMC Theatres, Belk, Dick's Sporting Goods, Dillard's, JCPenney, Sears
Outlet Collection® | Seattle, The	WA	Auburn (Seattle)	Fee	100.0%		Acquired 2015	96.5%	929,635	Bed Bath & Beyond, Burlington Coat Factory, H&M, L.A. Fitness, Marshall's, Nordstrom, Sam's Club, Sports Authority
Paddock Mall	FL	Ocala	Fee	100.0%		Acquired 1996	95.3%	549,857	Belk, JCPenney, Macy's, Sears
Pearlridge Center	HI	Aiea	Fee and Ground Lease (2058)	51.0%		Acquired 2015	90.5%	1,139,963	DSI Rental, INspiration, Longs Drug Store, Macy's, Pearlridge Mall Theaters, Sears
Polaris Fashion Place®	OH	Columbus	Fee	51.0%		Acquired 2015	98.8%	1,571,184	Barnes & Noble, Dick's Sporting Goods, Forever 21, H&M, JCPenney, Macy's, Saks Fifth Avenue, Sears, Von Maur
Port Charlotte Town Center	FL	Port Charlotte	Fee	100.0%	(10)	Acquired 1996	89.3%	764,673	Bealls, Dillard's, DSW, JCPenney, Macy's, Regal Cinema, Sears
Richmond Town Square(3)	OH	Richmond Heights (Cleveland)	Fee	100.0%		Acquired 1996	88.8%	1,011,763	JCPenney, Macy's(7), Regal Cinema, Sears
River Oaks Center(3)	IL	Calumet City (Chicago)	Fee	100.0%		Acquired 1997	90.7%	1,192,571	JCPenney, Macy's, Sears(7)
River Valley Mall(13)	OH	Lancaster	Fee	100.0%		Acquired 2015	93.4%	521,578	Cinemark, Dick's Sporting Goods, Elder-Beerman, JCPenney, Sears
Rolling Oaks Mall	TX	San Antonio	Fee	100.0%		Built 1988	81.1%	882,347	Dillard's, JCPenney, Macy's, Sears
Rushmore Mall	SD	Rapid City	Fee	100.0%		Acquired 1998	75.4%	829,230	Carmike Cinemas, Herberger's, Hobby Lobby, JCPenney, Sears, Target (5)(6), Toys 'R Us
Scottsdale Quarter®	AZ	Scottsdale	Fee	51.0%		Acquired 2015	94.2%	596,487	H&M, iPic Theaters, Restoration Hardware, Starwood Hotels
Seminole Towne Center	FL	Sanford (Orlando)	Fee	24.8%	(1)	Built 1995	87.2%	1,103,520	Burlington Coat Factory, Dick's Sporting Goods, Dillard's, JCPenney, Macy's, Sears, United Artists Theatre

Property Name	State	City (Major Metropolitan Area)	Ownership Interest (expiration if Lease)	Financial Interest (%)(1)	Year Acquired or Built	Occupancy (%)(2)	Total Center SF	Anchors
Southern Hills Mall	IA	Sioux City	Fee	100.0%	Acquired 1998	90.1%	795,074	Barnes & Noble, Carmike Cinemas, Hy-Vee, JCPenney, Scheel's All Sports, Sears, Younkers
Southern Park Mall	OH	Youngstown	Fee	100.0%	Acquired 1996	81.3%	1,204,485	Cinemark Theatres, Dillard's, JCPenney, Macy's, Sears
Sunland Park Mall	TX	El Paso	Fee	100.0%	Built 1988	94.4%	922,167	Cinemark, Dillard's(8), Forever 21, Macy's, Sears
Town Center at Aurora	CO	Aurora (Denver)	Fee	100.0%	Acquired 1998	91.6%	1,082,833	Century Theatres, Dillard's, JCPenney, Macy's, Sears
Town Center Crossing & Plaza	KS	Leawood	Fee	51.0%	Acquired 2015	93.8%	621,316	Barnes & Noble, Crate & Barrel, Macy's
Towne West Square	KS	Wichita	Fee	100.0%	Built 1980	84.1%	936,978	Dick's Sporting Goods, Dillard's(8), JCPenney, The Movie Machine(5)
Valle Vista Mall	TX	Harlingen	Fee	100.0%	Built 1983	74.7%	650,504	Big Lots, Dillard's, Forever 21, JCPenney, Sears
Virginia Center Commons(3)	VA	Glen Allen	Fee	100.0%	Acquired 1996	68.6%	785,079	American Family Fitness, Burlington Coat Factory, JCPenney, Macy's(9), Sears
Waterford Lakes Town Center	FL	Orlando	Fee	100.0%	Built 1999	97.7%	966,090	Ashley Furniture Home Store, Barnes & Noble, Bed Bath & Beyond, Best Buy, Jo-Ann Fabrics, L.A. Fitness, Office Max, PetsMart, Regal Cinemas, Ross Dress for Less, Target, T.J. Maxx
Weberstown Mall	CA	Stockton	Fee	100.0%	Acquired 2015	100.0%	856,827	Barnes & Noble, Dillard's, JCPenney, Sears
West Ridge Mall	KS	Topeka	Fee	100.0%	Built 1988	81.9%	995,637	Burlington Coast Factory, Dillard's, Furniture Mall of Kansas, JCPenney, Sears
Westminster Mall	CA	Westminster (Los Angeles)	Fee	100.0%	Acquired 1998	87.1%	1,203,441	Chuze Fitness, DSW, JCPenney, Macy's, Sears, Target
WestShore Plaza	FL	Tampa	Fee	100.0%	Acquired 2015	94.9%	1,076,507	AMC Theatres, Dick's Sporting Goods, H&M, JCPenney, Macy's, Old Navy, Sears
Total Mall Portfolio Square Footage(4)							54,091,600

Community Centers:
Bloomingdale Court	IL	Bloomingdale (Chicago)	Fee	100.0%	Built 1987	99.4%	696,640	Best Buy, Dick's Sporting Goods, H.H. Gregg, Jo-Ann Fabrics, Office Max, Picture Show, Ross Dress for Less, T.J. Maxx N More, Walmart Supercenter
Bowie Town Center Strip	MD	Bowie (Washington, D.C.)	Fee	100.0%	Built 2001	100.0%	106,589	Safeway
Canyon View Marketplace	CO	Grand Junction	Fee	100.0%	Acquired 2015	95.6%	43,053	Kohl's, Dillon Real Estate Co.
Charles Towne Square	SC	Charleston	Fee	100.0%	Built 1976	100.0%	71,794	Regal Cinema

Property Name	State	City (Major Metropolitan Area)	Ownership Interest (expiration if Lease)	Financial Interest (%)(1)	Year Acquired or Built	Occupancy (%)(2)	Total Center SF	Anchors
Chesapeake Center	VA	Chesapeake (Virginia Beach)	Fee	100.0%	Acquired 1996	100.0%	305,853	Michaels, PetsMart, Value City Furniture
Concord Mills Marketplace	NC	Concord (Charlotte)	Fee	100.0%	Acquired 2007	100.0%	230,683	BJ's Wholesale Club, At Home, REC Warehouse
Countryside Plaza	IL	Countryside (Chicago)	Fee	100.0%	Built 1977	100.0%	403,756	Best Buy, Home Depot, Jo-Ann Fabrics, Office Depot, PetsMart, The Tile Shop, Value City Furniture
Dare Centre	NC	Kill Devil Hills	Ground Lease (2058)	100.0%	Acquired 2005	98.7%	168,673	Belk, Food Lion
DeKalb Plaza	PA	King of Prussia (Philadelphia)	Fee	100.0%	Acquired 2003	100.0%	101,911	ACME Grocery, Bob's Discount Furniture
Empire East	SD	Sioux Falls	Fee	100.0%	Acquired 1998	100.0%	301,438	Bed Bath & Beyond, Kohl's, Target
Fairfax Court	VA	Fairfax (Washington, D.C.)	Fee	100.0%	Built 1992	97.4%	249,488	Burlington Coat Factory, Offenbacher's, Pier 1, XSport Fitness
Fairfield Town Center	TX	Houston	Fee	100.0%	Built 2014	100.0%	108,000	HEB
Forest Plaza	IL	Rockford	Fee	100.0%	Built 1985	100.0%	434,838	Babies 'R Us/Toys 'R Us, Bed Bath & Beyond, Big Lots, Kohl's, Marshalls, Michaels, Office Max, Petco, Shoe Carnival
Gaitway Plaza	FL	Ocala	Fee	99.0%	Built 1989	100.0%	208,039	Bed Bath & Beyond, Michael's, Office Depot, Ross Dress for Less, T.J. Maxx
Gateway Centers	TX	Austin	Fee	100.0%	Acquired 2004	95.5%	512,339	Best Buy, Crate & Barrel, Nordstrom Rack, Regal Cinema, REI, Whole Foods, The Container Store, The Tile Shop(5)
Greenwood Plus	IN	Greenwood (Indianapolis)	Fee	100.0%	Built 1979	100.0%	155,319	Best Buy, Kohl's
Henderson Square	PA	King of Prussia (Philadelphia)	Fee	100.0%	Acquired 2003	100.0%	107,371	Avalon Carpet & Tile Shop, Giant
Keystone Shoppes	IN	Indianapolis	Fee	100.0%	Acquired 1997	96.8%	29,125
Lake Plaza	IL	Waukegan (Chicago)	Fee	100.0%	Built 1986	92.8%	215,568	Dollar Tree, Home Owners Bargain Outlet
Lake View Plaza	IL	Orland Park (Chicago)	Fee	100.0%	Built 1986	99.7%	367,370	Best Buy, Golf Galaxy, Jo-Ann Fabrics, Party City(6), Petco, The Great Escape, Tuesday Morning, Value City Furniture
Lakeline Plaza	TX	Cedar Park (Austin)	Fee	100.0%	Built 1998	97.0%	387,240	Bed Bath & Beyond(7), Best Buy, Office Max, PetsMart, Dress for Less, T.J. Maxx
Lima Center	OH	Lima	Fee	100.0%	Acquired 1996	99.4%	233,878	Hobby Lobby, Jo-Ann Fabrics, Kohl's, T.J. Maxx
Lincoln Crossing	IL	O'Fallon (St. Louis)	Fee	100.0%	Built 1990	90.5%	243,326	PetsMart, Walmart
MacGregor Village	NC	Cary	Fee	100.0%	Acquired 2005	70.8%	146,774	Apex Soccer
Mall of Georgia Crossing	GA	Buford (Atlanta)	Fee	100.0%	Built 1999	99.2%	440,774	American Signature Furniture, Best Buy, Nordstrom Rack, Staples, Target, T.J. Maxx 'n More
Markland Plaza	IN	Kokomo	Fee	100.0%	Built 1974	91.4%	90,527	Bed Bath & Beyond, Best Buy

Property Name	State	City (Major Metropolitan Area)	Ownership Interest (Expiration if Lease)	Financial Interest (%)(1)	Year Acquired or Built	Occupancy (%)(2)	Total Center SF	Anchors
Martinsville Plaza	VA	Martinsville	Ground Lease (2046)	100.0%	Built 1967	99.3%	102,105	Food Lion, Rose's
Matteson Plaza	IL	Matteson (Chicago)	Fee	100.0%	Built 1988	55.2%	272,336	Shoppers World
Morgantown Commons	WV	Morgantown	Fee	100.0%	Acquired 2015	99.3%	230,843	Gabriel Brothers, Kmart(5)
Muncie Towne Plaza	IN	Muncie	Fee	100.0%	Built 1997	100.0%	172,617	Kerasotes Theatres, Kohl's, MC Sporting Goods, T.J. Maxx
North Ridge Shopping Center	NC	Raleigh	Fee	100.0%	Built 1979	78.6%	169,678	Ace Hardware, Harris-Teeter Grocery
Northwood Plaza	IN	Fort Wayne	Fee	100.0%	Built 1974	83.1%	208,076	Target
Palms Crossing	TX	McAllen	Fee	100.0%	Built 2007	100.0%	405,925	Babies 'R Us, Barnes & Noble, Bealls, Best Buy, DSW, Hobby Lobby, Sports Authority
Plaza at Buckland Hills, The	CT	Manchester	Fee	100.0%	Built 1993	100.0%	321,885	Big Lots, Eastern Mountain Sports, Jo-Ann Fabrics, Michael's, PetsMart, Toys 'R Us
Richardson Square	TX	Richardson (Dallas)	Fee	100.0%	Acquired 1996	100.0%	516,098	Lowe's Home Improvement, Ross Dress for Less, Sears, Super Target
Rockaway Commons	NJ	Rockaway (New York)	Fee	100.0%	Acquired 1998	97.3%	238,270	Best Buy, DSW, Nordstrom Rack
Rockaway Town Plaza	NJ	Rockaway (New York)	Fee	100.0%	Acquired 1998	100.0%	374,408	Buy Buy Baby, Christmas Tree Shops, Dick's Sporting Goods, Michael's, PetsMart, Target
Royal Eagle Plaza	FL	Coral Springs (Miami)	Fee	100.0%	Built 1989	98.9%	202,952	Hobby Lobby, Sports Authority
Shops at Arbor Walk, The	TX	Austin	Ground Lease (2056)	100.0%	Built 2006	98.4%	458,469	DSW, Home Depot, Jo-Ann Fabrics, Marshalls, Sam Moon Trading Co., Spec's Wine, Spirits and Fine Foods
Shops at North East Mall, The	TX	Hurst (Dallas)	Fee	100.0%	Built 1999	100.0%	365,039	Barnes & Noble, Bed Bath & Beyond, Best Buy, DSW, Michaels, PetsMart, T.J. Maxx
St. Charles Towne Plaza	MD	Waldorf (Washington, D.C.)	Fee	100.0%	Built 1987	94.0%	391,597	Ashley Furniture, Big Lots, Citi Trends, Dollar Tree, K & G Menswear, Shoppers Food Warehouse, Value City Furniture
Tippecanoe Plaza	IN	Lafayette	Fee	100.0%	Built 1974	100.0%	90,522	Barnes & Noble, Best Buy
University Center	IN	Mishawaka	Fee	100.0%	Acquired 1996	89.1%	150,441	Best Buy, Michael's, Ross Dress for Less
University Town Plaza	FL	Pensacola	Fee	100.0%	Redeveloped 2013	99.1%	565,538	Academy Sports, Burlington Coat Factory, JCPenney, Sears, Toys 'R Us/Babies 'R Us
Village Park Plaza	IN	Carmel (Indianapolis)	Fee	100.0%	Built 1990	98.6%	575,547	Bed Bath & Beyond, Hobby Lobby, Kohl's, Marsh Supermarket, Regal Cinemas, Walmart Supercenter

Property Name	State	City (Major Metropolitan Area)	Ownership Interest (Expiration if Lease)	Financial Interest (%)(1)	Year Acquired or Built	Occupancy (%)(2)	Total Center SF	Anchors
Washington Plaza	IN	Indianapolis	Fee	100.0%	Acquired 1996	89.8%	50,107	Jo-Ann Fabrics
West Ridge Plaza	KS	Topeka	Fee	100.0%	Built 1988	100.0%	254,464	Target, T.J. Maxx, Toys 'R Us
West Town Corners	FL	Altamonte Springs (Orlando)	Fee	100.0%	Built 1989	94.7%	385,403	American Signature Furniture, PetsMart, Sports Authority, Walmart, Winn-Dixie Marketplace
Westland Park Plaza	FL	Orange Park (Jacksonville)	Fee	100.0%	Built 1989	75.6%	163,259	Burlington Coat Factory, Guitar Center, L.A. Fitness
White Oaks Plaza	IL	Springfield	Fee	100.0%	Built 1986	95.3%	394,652	Babies 'R Us/Toys 'R Us, County Market, Kohl's, Office Max, T.J. Maxx, Ulta
Whitehall Mall	PA	Whitehall	Fee	100.0%	Acquired 2003	94.8%	613,731	Bed Bath & Beyond, Buy Buy Baby, Gold's Gym, Kohl's, Michael's(5), Raymour & Flanigan Furniture, Sears
Wolf Ranch	TX	Georgetown (Austin)	Fee	100.0%	Built 2005	98.0%	627,284	Best Buy, DSW, Gold's Gym, Kohl's, Michael's, Office Depot, PetsMart, Ross Dress for Less, Target, T.J. Maxx
Total Community Center Portfolio Square Footage(4)							14,661,612
Total Portfolio Square Footage(4)							68,753,212

_______________________________________________________________________________

(1)	Direct and indirect interests in some joint venture properties are subject to preferences on distributions and/or capital allocation in favor of other partners.

(2)	Malls—Executed leases for all company-owned gross leasable area ("GLA") in mall stores, excluding majors and anchors. Community centers—Executed leases for all company-owned GLA (or total center GLA).

(3)	Non-core property.

(4)	Includes office space in the centers, including the following centers with more than 20,000 square feet of office space:
Clay Terrace—75,110 sq. ft.; Oak Court Mall—126,401 sq. ft.; Oklahoma City Properties—21,962 sq. ft.;
River Oaks—41,494 sq. ft.; Pearlridge Center—125,530 sq. ft.; Scottsdale Quarter—136,246 sq. ft.; Town West Square—32,362 sq. ft.

(5)	Indicates vacant anchor space(s).

(6)	Indicates anchor or major that is currently under development.

(7)	Indicates anchor is vacant but not owned by us.

(8)	Tenant has multiple locations at this center.

(9)	Indicates anchor has announced its intent to close this location.

(10)	We receive substantially all the economic benefit of the property due to a preference or advance.

(11)	Includes the following properties: Classen Curve, Nichols Hills Plaza and The Triangle @ Classen Curve.

(12)	Property sold on January 29, 2016.

(13)	Borrower is in default and thus in discussions with loan servicer regarding the nonrecourse mortgage loan on this property.

Lease Expirations(1)
The following table summarizes lease expiration data for our properties as of December 31, 2015:

Year	Number of Leases Expiring	Square Feet	Average Base Minimum Rent Per Square Foot	Percentage of Gross Annual Rental Revenues(2)
Inline Stores and Freestanding
Month To Month Leases	231	450,316	$28.85	1.9%
2016	838	2,439,389	$25.70	9.1%
2017	972	3,133,402	$25.43	11.5%
2018	801	2,375,349	$27.37	9.4%
2019	595	2,064,185	$26.81	8.0%
2020	528	1,971,380	$25.87	7.4%
2021	304	1,441,031	$23.05	4.8%
2022	263	1,117,051	$25.88	4.2%
2023	299	1,409,317	$24.61	5.0%
2024	235	923,916	$27.56	3.7%
2025	216	979,819	$26.11	3.7%
2026 and Thereafter	118	742,665	$23.69	2.5%
Specialty Leasing Agreements w/ terms in excess of 11 months	941	2,137,996	$13.93	4.3%
Anchors
Month To Month Leases	—	—	$—	—%
2016	18	714,578	$7.50	0.8%
2017	33	2,347,617	$4.79	1.6%
2018	46	2,612,262	$7.19	2.7%
2019	34	2,167,505	$6.07	1.9%
2020	59	3,052,701	$7.43	3.3%
2021	48	3,269,708	$6.82	3.2%
2022	19	1,088,482	$7.01	1.1%
2023	26	1,293,321	$8.58	1.6%
2024	16	851,919	$7.49	0.9%
2025	14	696,671	$14.21	1.4%
2026 and Thereafter	44	4,823,839	$8.46	5.9%
_______________________________________________________________________________

(1)	Does not consider the impact of renewal options that may be contained in leases.

(2)	Gross annual rental revenues represents 2015 consolidated and joint venture combined base rental revenue for the portfolio.

Mortgage Financing on Properties
The following table sets forth certain information regarding the mortgages and unsecured indebtedness encumbering our properties and the properties held by our joint venture arrangements, and our unsecured corporate debt as of December 31, 2015:
Summary of Mortgage and Other Indebtedness
As of December 31, 2015
(In thousands)

Property Name	Maturity Date	Interest Rate	Principal Balance	Our Share of Principal Balance		F = Fixed V = Variable Floating
Consolidated Indebtedness:
Secured Indebtedness
Anderson Mall	12/1/2022	4.61%	$19,446	$19,446		F
Arbor Hills	1/1/2026	4.27%	25,499	23,620	(1)	F
Ashland Town Center	7/6/2021	4.90%	39,184	39,184		F
Brunswick Square	3/1/2024	4.80%	74,912	74,912		F
Canyon View Marketplace	11/6/2023	5.47%	5,470	5,470		F
Charlottesville Fashion Square	4/1/2024	4.54%	48,638	48,638		F
Chesapeake Square	2/1/2017	5.84%	62,605	62,605	(2)	F
Concord Mills Marketplace	11/1/2023	4.82%	16,000	16,000		F
Cottonwood Mall	4/6/2024	4.82%	102,417	102,417		F
Dayton Mall	9/1/2022	4.57%	82,000	82,000		F
Forest Plaza	10/10/2019	7.50%	16,970	16,970		F
Grand Central Mall	7/6/2020	6.05%	41,850	41,850		F
Henderson Square	1/1/2018	4.43%	12,591	12,591	(5)	F
Lakeline Plaza	10/10/2019	7.50%	15,898	15,898		F
Lincolnwood Town Center	4/1/2021	4.26%	51,478	51,478		F
Mall of Georgia Crossing	10/6/2022	4.28%	23,658	23,658		F
Merritt Square Mall	9/1/2015	10.35%	52,914	52,914	(2)	F
Mesa Mall	6/1/2016	5.79%	87,250	87,250		F
Muncie Mall	4/1/2021	4.19%	35,924	35,924		F
Muncie Towne Plaza	10/10/2019	7.50%	6,609	6,609		F
North Ridge Shopping Center	12/1/2022	3.41%	12,500	12,500		F
Oak Court Mall	4/1/2021	4.76%	39,005	39,005		F
Outlet Collection® | Seattle, The	1/14/2020	1.92%	86,500	86,500	(4)	V
Palms Crossing	8/1/2021	5.49%	36,077	36,077		F
Port Charlotte Town Center	11/1/2020	5.30%	44,792	44,792		F
River Valley Mall	1/11/2016	5.65%	44,931	44,931	(2)	F
Rushmore Mall	2/1/2019	5.79%	94,000	94,000		F
Shops at Arbor Walk, The	8/1/2021	5.49%	40,774	40,774		F
Southern Hills Mall	6/1/2016	5.79%	101,500	101,500		F
Town Center at Aurora	4/1/2021	4.19%	55,000	55,000		F
Towne West Square	6/1/2021	5.61%	47,798	47,798		F
Valle Vista Mall	5/10/2017	5.35%	40,000	40,000		F
Weberstown Mall	6/8/2016	5.90%	60,000	60,000		F
West Ridge Mall	3/6/2024	4.84%	42,090	42,090		F

Property Name	Maturity Date	Interest Rate	Principal Balance	Our Share of Principal Balance		F = Fixed V = Variable Floating
West Ridge Plaza	3/6/2024	4.84%	10,523	10,523		F
Westminster Mall	4/1/2024	4.65%	82,734	82,734		F
WestShore Plaza	10/1/2017	2.80%	99,600	99,600	(4)	V
White Oaks Plaza	10/10/2019	7.50%	13,219	13,219		F
Whitehall Mall	11/1/2018	7.00%	9,747	9,747		F
Unsecured Indebtedness
Credit Facility	5/30/2019	1.67%	278,750	278,750	(4)	V
2014 Term Loan	5/30/2019	1.87%	500,000	500,000	(4)	V
Notes Payable	4/1/2020	3.85%	250,000	250,000		F
June 2015 Term Loan	3/2/2020	2.56%	500,000	500,000	(3)	F
December 2015 Term Loan	1/10/2023	3.51%	340,000	340,000	(3)	F
Total Indebtedness at Face Value	4.4 yrs.	3.80%	3,650,853	3,648,974
Premium on Fixed-Rate Indebtedness			17,683	17,683		F
Bond Discounts			(60)	(60)		V
Total Consolidated Indebtedness	4.4 yrs.	3.80%	3,668,476	3,666,597
Unconsolidated Secured Indebtedness:
Mall at Johnson City	5/6/2020	6.77%	$51,537	$26,284		F
Pearlridge Center	6/1/2025	3.53%	225,000	114,750		F
Polaris Fashion Place	3/1/2025	3.90%	225,000	114,750		F
Scottsdale Quarter	6/1/2025	3.53%	165,000	84,150		F
Seminole Towne Center	5/6/2021	5.97%	56,491	13,993	(1)	F
Town Center Crossing & Plaza
Loan One	2/1/2027	4.25%	35,934	18,326		F
Loan Two	2/1/2027	5.00%	72,320	36,883		F
Other joint venture mortgage debt			62,021	7,358		F
Total Indebtedness at Face Value	9.1 yrs.	4.09%	893,303	416,494
Premium on Fixed-Rate Indebtedness			17,776	9,066		F
Total Unconsolidated Indebtedness	9.1 yrs.	4.09%	911,079	425,560
Total Mortgage and Other Indebtedness	4.9 yrs.	3.83%	$4,579,555	$4,092,157
_______________________________________________________________________________

(1)	Our share does not reflect our legal ownership percentage due to capital preferences.

(2)	Borrower is in default and thus in discussions with loan servicer regarding this nonrecourse mortgage loan.

(3)	Interest rate fixed via swap agreements as of December 31, 2015.

(4)	Maturity date assumes full exercise of extension options.

(5)	Interest rate reduced to 3.17% via amendment effective January 1, 2016.
Note: Substantially all of the above mortgage and property related debt is nonrecourse to us.

The following table lists the 75 unencumbered properties in our portfolio as of December 31, 2015:
Unencumbered Properties
As of December 31, 2015

Financial Interest
Malls:
Arboretum, The	100.0%
Bowie Town Center	100.0%
Boynton Beach Mall	100.0%
Chautauqua Mall	100.0%
Clay Terrace	100.0%
Colonial Park Mall	100.0%
Edison Mall	100.0%
Forest Mall(2)	100.0%
Great Lakes Mall	100.0%
Gulf View Square	100.0%
Indian Mound Mall	100.0%
Irving Mall	100.0%
Jefferson Valley Mall	100.0%
Knoxville Center	100.0%
Lima Mall	100.0%
Lindale Mall	100.0%
Longview Mall	100.0%
Malibu Lumber Yard	100.0%
Mall at Fairfield Commons, The	100.0%
Maplewood Mall	100.0%
Markland Mall	100.0%
Melbourne Square	100.0%
Morgantown Mall	100.0%
New Towne Mall	100.0%
Northlake Mall(2)	100.0%
Northwoods Mall	100.0%
Oklahoma City Properties	99.0%
Orange Park Mall	100.0%
Paddock Mall	100.0%
Richmond Town Square	100.0%
River Oaks Center	100.0%
Rolling Oaks Mall	100.0%
Southern Park Mall	100.0%
Sunland Park Mall	100.0%
Virginia Center Commons	100.0%
Waterford Lakes Town Center	100.0%

Financial Interest
Community Centers:
Bloomingdale Court	100.0%
Bowie Town Center Strip	100.0%
Charles Towne Square	100.0%
Chesapeake Center	100.0%
Countryside Plaza	100.0%
Dare Centre	100.0%
DeKalb Plaza	100.0%
Empire East	100.0%
Fairfax Court	100.0%
Fairfield Town Center	100.0%
Gaitway Plaza	99.0%
Gateway Centers	100.0%
Greenwood Plus	100.0%
Keystone Shoppes	100.0%
Lake Plaza	100.0%
Lake View Plaza	100.0%
Lima Center	100.0%
Lincoln Crossing	100.0%
MacGregor Village	100.0%
Markland Plaza	100.0%
Martinsville Plaza	100.0%
Matteson Plaza	100.0%
Morgantown Commons	100.0%
Northwood Plaza	100.0%
Plaza at Buckland Hills, The	100.0%
Richardson Square	100.0%
Rockaway Commons	100.0%
Rockaway Town Plaza	100.0%
Royal Eagle Plaza	100.0%
Shops at North East Mall, The	100.0%
St. Charles Towne Plaza	100.0%
Tippecanoe Plaza	100.0%
University Center	100.0%
University Town Plaza	100.0%
Village Park Plaza	100.0%
Washington Plaza	100.0%
West Town Corners	100.0%
Westland Park Plaza	100.0%
Wolf Ranch	100.0%
_______________________________________________________________________________

(1)	We receive substantially all the economic benefit of the property due to a capital preference.

(2)	Property sold on January 29, 2016.

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

Part II
Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
WPG Inc.
Market Information
WPG Inc.'s common shares began trading on the NYSE on May 14, 2014 under the symbol "WPG." The following table sets forth, for the periods indicated, the high and low sales prices per common share and the dividends declared per common share:

	Price Per Common Share
			Dividend Declared Per Common Share
	High	Low
2015
First Quarter	$18.21	$16.04	$0.25
Second Quarter	$16.72	$12.98	$0.25
Third Quarter	$14.29	$11.35	$0.25
Fourth Quarter	$12.63	$9.85	$0.25

	Price Per Common Share
			Dividend Declared Per Common Share
	High	Low
2014
Second Quarter (from May 14, 2014)	$21.49	$18.52	N/A
Third Quarter	$19.74	$16.55	$0.25
Fourth Quarter	$18.26	$15.88	$0.25
The closing price for WPG Inc.'s common shares, as reported by the NYSE on December 31, 2015, was $10.61 per share.
Stockholder Information
As of February 25, 2016, there were 1,565 holders of record of WPG Inc.'s common shares.
Distribution Information
WPG Inc. must pay a minimum amount of dividends to maintain its status as a REIT. WPG Inc.'s future dividends and future distributions of WPG L.P. will be determined by WPG Inc.'s Board of Directors based on actual results of operations, cash available for dividends and limited partner distributions, cash reserves as deemed necessary for capital and operating expenditures, and the amount required to maintain WPG Inc.'s status as a REIT. In connection with our separation from SPG in May 2014, we announced a policy to pay a quarterly cash distribution at an annualized rate of $1.00 per common share/unit, which continues in effect as of the date of this Annual Report on Form 10-K.

Common share/unit distributions paid during 2015 aggregated $1.00 per share/unit for the first full year after the completion of the separation from SPG. Common share/unit distributions paid during 2014 aggregated $0.50 per share/unit for the two full quarters after the completion of the separation from SPG.
WPG Inc. 8.125% Series G Cumulative Redeemable Preferred Stock ("Series G Preferred Shares"), 7.5% Series H Cumulative Redeemable Preferred Stock ("Series H Preferred Shares") and 6.875% Series I Cumulative Redeemable Preferred Stock ("Series I Preferred Shares") that were issued on January 15, 2015 in connection with the Merger each pay cumulative dividends, and therefore WPG Inc. is obligated to pay the dividends for these shares in each fiscal period in which the shares remain outstanding. Further, WPG L.P. issued Series I-1 Preferred Units which pay cumulative distributions, and therefore we are obligated to pay the distributions for these units in each fiscal period in which the units remain outstanding. On April 15, 2015, WPG Inc. redeemed all of the outstanding Series G Preferred Shares. After the redemption of the Series G Preferred Shares, the aggregate preferred obligation is approximately $14.3 million per year.
WPG L.P.
Market Information
There is no established public trading market for WPG L.P.'s units, the transfers of which are restricted by the terms of WPG L.P.'s limited partnership agreement. The following table sets forth, for the periods indicated, WPG L.P.'s distributions declared per common unit:

	Distribution Declared Per Common Unit
	2015	2014
1st Quarter	$0.25	N/A
2nd Quarter	$0.25	N/A
3rd Quarter	$0.25	$0.25
4th Quarter	$0.25	$0.25
Unitholder Information
As of February 25, 2016, there were 260 holders of record of WPG L.P.'s common units.
Distribution Information
Included in WPG Inc.'s "Distribution Information" discussion above.
Operating Partnership Units and Recent Sales of Unregistered Securities
WPG L.P. issued 31,575,487 common units of limited partnership interest to third parties related to the separation from SPG on May 28, 2014.
On June 20, 2014, in connection with a property acquisition, WPG L.P. issued 1,173,678 common units of limited partnership interest to a third party. The issuance of the common units was effected in reliance upon an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933. We relied on the exemption based on representations given by the aforementioned third party.
On January 15, 2015, in connection with the Merger, WPG L.P. issued 1,621,695 common units of limited partnership interest and 130,592 WPG L.P. Series I-1 Preferred Units to third parties.
Additionally, long-term incentive plan ("LTIP") units of limited partnership interest are periodically issued to executives of the Company under equity compensation awards. See Note 9 - "Equity" in the Notes to Consolidated and Combined Financial Statements. Holders of common units of limited partnership interest receive distributions per unit in the same manner as distributions on a per common share basis to WPG Inc.'s common shareholders of beneficial interest.
Common shares to be issued upon redemption of common units of limited partnership interest would be issued in reliance on an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.
Issuances Under Equity Compensation Plans (WPG Inc. and WPG L.P.)
For information regarding the securities authorized for issuance under our equity compensation plans, see Item 12 of this report.

Item 6.    Selected Financial Data
The following tables set forth selected financial data for WPG Inc. and WPG L.P. The consolidated and combined statements of operations include the consolidated accounts of the Company and the combined accounts of SPG Businesses. Accordingly, the results presented for the year ended December 31, 2014 reflect the aggregate operations and changes in cash flows and equity on a carve-out basis of the SPG Businesses for the period from January 1, 2014 through May 27, 2014 and on a consolidated basis of the Company subsequent to May 27, 2014. The financial statements for the periods prior to the separation are prepared on a carve-out basis from the consolidated financial statements of SPG using the historical results of operations and bases of the assets and liabilities of the transferred businesses and including allocations from SPG.
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

	Year Ended December 31,
	2015	2014	2013	2012	2011
Operating Data:
Total revenue	$921,656	$661,126	$626,289	$623,927	$577,978
Depreciation and amortization	(332,469)	(197,890)	(182,828)	(189,187)	(155,514)
Spin-off, merger and transaction costs	(31,653)	(47,746)	—	—	—
Other operating expenses	(375,814)	(238,329)	(216,441)	(220,369)	(206,978)
Impairment loss	(147,979)	—	—	—	—
Operating income	33,741	177,161	227,020	214,371	215,486
Interest expense	(139,929)	(82,452)	(55,058)	(58,844)	(55,326)
Income and other taxes	(849)	(1,215)	(196)	(165)	(157)
(Loss) income from unconsolidated entities	(1,247)	973	1,416	1,028	(143)
Gain upon acquisition of controlling interests and on sale of interests in properties	4,162	110,988	14,152	—	—
Net (loss) income	$(104,122)	$205,455	$187,334	$156,390	$159,860
WPG Inc.:
Net (loss) income	$(104,122)	$205,455	$187,334	$156,390	$159,860
Net loss (income) attributable to noncontrolling interests	18,825	(35,426)	(31,853)	(26,659)	(27,317)
Preferred share dividends	(15,989)	—	—	—	—
Net (loss) income attributable to common shareholders	$(101,286)	$170,029	$155,481	$129,731	$132,543
(Loss) earnings per common share, basic and diluted	$(0.55)	$1.10	$1.00	$0.84	$0.85
WPG L.P.:
Net (loss) income	$(104,122)	$205,455	$187,334	$156,390	$159,860
Net income attributable to noncontrolling interests	(286)	—	(213)	(259)	(344)
Preferred unit distributions	(16,218)	—	—	—	—
Net (loss) income attributable to common unitholders	$(120,626)	$205,455	$187,121	$156,131	$159,516
(Loss) earnings per common unit, basic and diluted	$(0.55)	$1.10	$1.00	$0.84	$0.85
Cash Flow Data:
Operating activities	$310,763	$277,640	$336,434	$350,703	$298,853
Investing activities	$(705,482)	$(234,432)	$(92,608)	$(71,551)	$(82,448)
Financing activities	$402,204	$39,703	$(248,955)	$(270,777)	$(213,492)
Other Financial Data:
FFO(1)	$375,271	$295,051	$359,107	$348,327	$317,820
Distributions per common share/unit(2)	$1.00	$0.50	N/A	N/A	N/A

	As of December 31,
	2015 (3)	2014	2013	2012	2011
Balance Sheet Data:
Cash and cash equivalents	$116,253	$108,768	$25,857	$30,986	$22,611
Total assets	$5,479,484	$3,528,003	$3,002,658	$3,093,961	$3,150,339
Mortgages and other debt	$3,668,476	$2,348,864	$918,614	$926,159	$1,014,852
Redeemable noncontrolling interests	$6,132	$—	$—	$—	$—
Total equity	$1,407,373	$958,041	$1,884,525	$1,954,856	$1,952,567

(1)
FFO does not represent cash flow from operations as defined by GAAP and may not be reflective of WPG's operating performance due to changes in WPG's capital structure in connection with the separation and distribution. We use FFO as a supplemental measure of our operating performance. For a definition of FFO as well as a discussion of its uses and inherent limitations, please refer to "Non-GAAP Financial Measures" below. FFO increased by $80.2 million for the year ended December 31, 2015 compared to the year ended December 31, 2014. Contributing to this increase were the following items: FFO generated from the Property Transactions (defined in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations") and the properties acquired in the Merger and $38.9 million in costs associated with the separation from SPG, which were incurred in 2014 and not incurred again during 2015. Partially offsetting these increases to FFO were an increase in general and administrative costs primarily related to being a publicly traded company after the separation from SPG of $35.7 million and an increase in costs associated with the Merger of $22.8 million.

(2)	Distributions per common share/unit are only applicable for periods after our separation from SPG on May 28, 2014 when we first issued common shares and units as a separate stand-alone entity.

(3)
As a result of the Merger which closed on January 15, 2015 (net of the impact of the O'Connor Joint Venture transaction which closed on June 1, 2015), our assets, liabilities and equity as of December 31, 2015 increased significantly over our assets, liabilities and equity as of December 31, 2014.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the consolidated and combined financial statements and notes thereto that are included in this Annual Report on Form 10-K.

Overview—Basis of Presentation
WPG Inc. is an Indiana corporation that was created to hold the community center business and smaller enclosed malls of SPG and its subsidiaries. On May 28, 2014, WPG separated from SPG through the distribution of 100% of the outstanding units of WPG L.P. to the owners of SPG L.P. and 100% of the outstanding shares of WPG to the SPG shareholders in a tax-free distribution. Prior to the separation, WPG Inc. and WPG L.P. were wholly owned subsidiaries of SPG and its subsidiaries. Prior to or concurrent with the separation, SPG engaged in certain formation transactions that were designed to consolidate the ownership of its interests in the SPG Businesses and distribute such interests to us. Pursuant to the Separation Agreement, SPG distributed 100% of the common shares of WPG on a pro rata basis to SPG's shareholders as of the May 16, 2014 record date.
The consolidated and combined financial statements are prepared in accordance with GAAP. The consolidated balance sheet as of December 31, 2015 includes the accounts of WPG Inc. and WPG L.P., as well as their wholly-owned subsidiaries. The consolidated and combined statements of operations include the consolidated accounts of the Company and the combined accounts of the SPG Businesses. Accordingly, the results presented for the year ended December 31, 2014 reflect the aggregate operations and changes in cash flows and equity on a carve-out basis of the SPG Businesses for the period from January 1, 2014 through May 27, 2014 and on a consolidated basis of the Company subsequent to May 27, 2014. The financial statements for the periods prior to the separation are prepared on a carve-out basis from the consolidated financial statements of SPG using the historical results of operations and bases of the assets and liabilities of the transferred businesses and including allocations from SPG. All intercompany transactions have been eliminated in consolidation and combination.
The combined financial statements prior to the separation include the allocation of certain assets and liabilities that have historically been held at the SPG corporate level but which are specifically identifiable or allocable to the SPG Businesses. Cash and cash equivalents, short-term investments and restricted funds held by SPG were not allocated to the SPG Businesses unless the cash or investments were held by an entity that was transferred to WPG. Long-term unsecured debt and short-term borrowings were not allocated to the SPG Businesses as none of the debt recorded by SPG is directly attributable to or guaranteed by the SPG Businesses. All intercompany transactions and accounts have been eliminated. The total net effect of the settlement of these intercompany transactions is reflected in the consolidated and combined statements of cash flow as a financing activity and in the consolidated and combined balance sheets as SPG equity in the SPG Businesses for periods prior to the separation.

The combined historical financial statements prior to the separation do not necessarily include all of the expenses that would have been incurred had we been operating as a separate, stand-alone entity and may not necessarily reflect our results of operations, financial position and cash flows had we been a stand-alone company during the periods presented prior to the separation. Our combined historical financial statements include charges related to certain SPG corporate functions, including senior management, property management, legal, leasing, development, marketing, human resources, finance, public reporting, tax and information technology. These expenses have been charged based on direct usage or benefit where identifiable, with the remainder charged on a pro rata basis of revenues, headcount, square footage, number of transactions or other measures. We consider the expense allocation methodology and results to be reasonable for all periods presented. However, the charges may not be indicative of the actual expenses that would have been incurred had WPG operated as an independent, publicly traded company for the periods presented prior to the separation.
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
In connection with the separation, we incurred $38.9 million of expenses, including investment banking, legal, accounting, tax and other professional fees, which are included in spin-off costs for the year ended December 31, 2014 in the consolidated and combined statements of operations and comprehensive (loss) income.
At the time of the separation, our assets consisted of interests in 98 shopping centers. In addition to these properties, the combined historical financial statements include interests in three shopping centers held within a joint venture portfolio of properties which were sold during the first quarter of 2013 as well as one additional shopping center which was sold by that same joint venture on February 28, 2014. As of December 31, 2015, our assets consisted of material interests in 121 shopping centers.

The Merger
On January 15, 2015, the Company acquired Glimcher Realty Trust ("Glimcher"), pursuant to a definitive agreement and plan of merger with Glimcher and certain affiliated parties of each dated September 16, 2014 (the "Merger Agreement"), in a stock and cash transaction valued at approximately $4.2 billion, including the assumption of debt (the "Merger"). In the Merger, Glimcher's common shareholders received, for each Glimcher common share, $14.02 consisting of $10.40 in cash and 0.1989 of a share of the WPG Inc.'s common stock valued at $3.62 per Glimcher common share, based on the closing price of the WPG Inc.'s common stock on the Merger closing date. Approximately 29.9 million shares of WPG Inc.'s common stock were issued to Glimcher shareholders in the Merger, and WPG L.P. issued to WPG Inc. a like number of common units as consideration for the common shares issued. Additionally, included in the consideration were operating partnership units held by limited partners and preferred stock as noted below. In connection with the closing of the Merger, an indirect subsidiary of WPG L.P. was merged into Glimcher's operating partnership. In the Merger, we acquired material interests in 23 shopping centers comprised of approximately 15.8 million square feet of gross leasable area and assumed additional mortgages on 14 properties with a fair value of approximately $1.4 billion. The combined company, which was renamed WP Glimcher Inc. in May 2015 upon receiving shareholder approval, is comprised of approximately 69 million square feet of gross leasable area (compared to approximately 53 million square feet for the Company as of December 31, 2014) and has a combined portfolio of material interests in 121 properties as of December 31, 2015.
In the Merger, the preferred stock of Glimcher was converted into preferred stock of WPG Inc., and WPG L.P. issued to WPG Inc. preferred units as consideration for the preferred shares issued. Additionally, each outstanding unit of Glimcher's operating partnership held by limited partners was converted into 0.7431 of a unit of WPG L.P. Further, each outstanding stock option in respect of Glimcher common stock was converted into a WPG Inc. option, and certain other Glimcher equity awards were assumed by WPG Inc. and converted into equity awards in respect of WPG Inc.'s common shares.
Concurrent with the closing of the Merger, Glimcher completed a transaction with SPG under which affiliates of SPG acquired Jersey Gardens in Elizabeth, New Jersey, and University Park Village in Fort Worth, Texas, properties previously owned by affiliates of Glimcher, for an aggregate purchase price of $1.09 billion, including SPG's assumption of approximately $405.0 million of associated mortgage indebtedness (the "Property Sale").

The cash portion of the Merger consideration was funded by the Property Sale and draws under the Bridge Loan (see "Financing and Debt" below). During the years ended December 31, 2015 and 2014, the Company incurred $31.7 million and $8.8 million of costs related to the Merger, respectively, which are included in merger and transaction costs in the consolidated and combined statements of operations and comprehensive (loss) income.
On June 1, 2015, the Company announced a management transition plan through which Mark S. Ordan, the then Executive Chairman of the Board, transitioned to serve as an active non-executive Chairman of the Board and provide consulting services to the Company under a transition and consulting agreement, effective as of January 1, 2016.  Michael P. Glimcher continues to serve as the Company’s Vice Chairman and Chief Executive Officer. Additionally, the Company has reduced staff formerly located in its Bethesda, Maryland-based transition operations group led by C. Marc Richards, the Company’s then Executive Vice President and Chief Administrative Officer, who departed the Company on January 15, 2016. Other senior executives from the Bethesda office who departed the Company at the end of 2015 were Michael J. Gaffney, then Executive Vice President, Head of Capital Markets (who is serving as a consultant to the Company in 2016), and Farinaz S. Tehrani, then Executive Vice President, Legal and Compliance. These management changes resulted in severance and related charges for the year ended December 31, 2015 of approximately $8.6 million, consisting of approximately $4.6 million in cash severance and approximately $4.0 million in non-cash stock compensation charges, which costs are included in the total merger and transaction costs disclosed above. Reduced overhead expenses beginning in 2016 are anticipated to enable the Company to achieve synergies from the Merger as originally anticipated. Additionally, WPG Inc.'s Board of Directors appointed Mr. Gregory A. Gorospe as the Company’s new Executive Vice President, General Counsel and Secretary, effective as of October 12, 2015. Finally, in addition to our headquarters in Columbus, Ohio, the Company opened a new leasing, management and operations office in Indianapolis, Indiana, in December 2015.

The O'Connor Joint Venture
On June 1, 2015, we completed a joint venture transaction with O'Connor Mall Partners, L.P. ("O'Connor"), an unaffiliated third party, with respect to the ownership and operation of five of the Company’s malls and certain related out-parcels (the "O'Connor Joint Venture") acquired in the Merger, which were valued at approximately $1.625 billion, consisting of the following: The Mall at Johnson City located in Johnson City, Tennessee; Pearlridge Center located in Aiea, Hawaii; Polaris Fashion Place® located in Columbus, Ohio; Scottsdale Quarter® located in Scottsdale, Arizona and Town Center Plaza (which consists of Town Center Plaza and the adjacent Town Center Crossing) located in Leawood, Kansas (collectively the "O'Connor Properties"). Under the terms of the joint venture agreement, we retained a 51% interest in the O'Connor Joint Venture and sold the remaining 49% interest to O'Connor. In addition, the Company received reimbursement for 49% of costs incurred as of June 1, 2015 related to development activity at Scottsdale Quarter. The transaction generated net proceeds, after taking into consideration the assumption of debt (including the new loans on Pearlridge Center and Scottsdale Quarter - see "Financing and Debt" below) and costs associated with the transaction, of approximately $432 million (including $28.7 million for the partial reimbursement of the Scottsdale Quarter development costs), which was used to repay a portion of the Bridge Loan (defined below). Since we no longer control the operations of the O'Connor Properties, we deconsolidated the properties and recorded a gain related to this sale of $4.8 million, which is included in gain upon acquisition of controlling interests and on sale of interests in properties for the year ended December 31, 2015 within the consolidated and combined statements of operations and comprehensive (loss) income. We retained management and leasing responsibilities for the O'Connor Properties.
The purchase and sale agreement related to the O’Connor Joint Venture contains certain lease-up provisions, the majority of which are complete.  The Company believes that the small number of leases yet to be completed will be executed in 2016. O’Connor could seek an adjustment payment if the leases are not completed timely, which would effectively reduce the amount paid for their acquisition of joint venture interest.

Impairment
During the fourth quarter of 2015, we concluded that it was unlikely that we would continue to hold our non-core malls for more than the period necessary to negotiate or arrange for the disposal of these properties, which may occur at any time within the next two years. We sold two of these centers, Forest Mall and Northlake Mall, on January 29, 2016 and have classified those malls as held-for-sale as of December 31, 2015. Nevertheless, given uncertainties over the likelihood of finding suitable buyers for the remaining non-core assets, we cannot conclude that disposal is probable within one year and therefore these properties remain classified as held for use as of December 31, 2015. Accordingly, we shortened the hold period in our quarterly impairment testing for these assets, which resulted in an inability to recover the net book value of these assets over the estimated hold period and thus required that we measure these assets at fair value to determine whether any impairment exists. These non-core assets were valued appropriately at the time of the spin. The impairment charge was due to the change in facts and circumstances when we decided to hold the assets for a shorter period. The Company used Level 3 inputs within the fair value hierarchy to determine the estimated fair value of these properties. In using these inputs, we applied the market capitalization rates that we believe a market participant would use when valuing these properties, multiplied by our estimate of stabilized net operating income for each property. We then compared these fair value measurements to the related carrying values, which has resulted in the recording of an impairment charge of approximately $138 million in the consolidated statements of operations and comprehensive (loss) income for the year ended December 31, 2015. The charge primarily relates to the following non-core assets: (1) Forest Mall, a shopping center located in Fond Du Lac, Wisconsin (subsequently sold on January 29, 2016); (2) Gulf View Square Mall, a shopping center located in Port Richey, Florida; (3) Knoxville Center, a shopping center located in Knoxville, Tennessee; (4) Northlake Mall, a shopping center located in Atlanta, Georgia (subsequently sold on January 29, 2016); (5) River Oaks Center, a shopping center located in Calumet City, Illinois; and (6) Virginia Center Commons, a shopping center located in Glen Allen, Virginia.
During the third quarter of 2015, we were informed that a major anchor tenant of Chesapeake Square, located in Chesapeake, Virginia, intends to close their store at the property during the first half of 2016. This impending closure was deemed a triggering event and, therefore, we evaluated this property in conjunction with our quarterly impairment review and preparation of our financial statements for the quarter ended September 30, 2015. The Company used Level 3 inputs within the fair value hierarchy to determine the estimated fair value of this property. In using these inputs, we applied the market capitalization rates for similar properties to our estimated future cash flows of the property, taking into consideration the above mentioned impending closure. This analysis yielded a shortfall in estimated undiscounted future cash flows against net book value. Accordingly, we wrote the value of the investment in real estate down to its estimated fair value of $25.4 million by recording an impairment loss of $9.9 million in the consolidated statements of operations and comprehensive (loss) income for the year ended December 31, 2015. Furthermore, on October 30, 2015, we received a notice of default letter from the lender and have commenced discussion with the special servicer regarding the $62.6 million non-recourse mortgage encumbering this property (see "Financing and Debt - Covenants" below).

Business Opportunities
We derive our revenues primarily from retail tenant leases, including fixed minimum rent leases, percentage rent leases based on tenants' sales volumes and reimbursements from tenants for certain expenses. We seek to re-lease our spaces at higher rents and increase our occupancy rates, and to enhance the performance of our properties and increase our revenues by, among other things, adding anchors or big-boxes, re-developing or renovating existing properties to increase the leasable square footage, and increasing the productivity of occupied locations through aesthetic upgrades, re-merchandising and/or changes to the retail use of the space. We seek growth in earnings, FFO and cash flows by enhancing the profitability and operation of our properties and investments.
Additionally, we feel there are opportunities to enhance our portfolio and balance sheet through active portfolio management. We believe that there are opportunities for us to acquire additional shopping centers that match our investment criteria. We invest in real estate properties to maximize total financial return which includes both operating cash flows and capital appreciation. We also seek to enhance the quality of our portfolio by disposing of under-performing assets. These dispositions will be a combination of asset sales and transitions of over-levered properties to lenders.
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

Portfolio Data
The portfolio data discussed in this overview includes key operating statistics for the Company (including the properties acquired in the Merger for all periods) including ending occupancy, average base minimum rent per square foot and comparable NOI. These reporting metrics exclude the impact of seven non-core properties and are thus deemed to be from our "core portfolio" or "core properties."
Core business fundamentals in the overall portfolio during 2015 were generally stable compared to 2014. Ending occupancy for the core properties was 93.4% as of December 31, 2015, as compared to 93.8% as of December 31, 2014. Average base minimum rent per square foot for the core portfolio increased by 1.4% when comparing December 31, 2015 to December 31, 2014. Comparable NOI increased 0.2% for the core portfolio and decreased 0.5% for the portfolio including the non-core properties when comparing calendar year 2015 to 2014.
The following table sets forth key operating statistics for the combined portfolio of core properties or interests in properties (including the assets acquired from Glimcher in each period reported):

	December 31, 2015	% Change	December 31, 2014	% Change	December 31, 2013
Ending occupancy (1)	93.4%	(0.4)%	93.8%	0.5%	93.3%
Average base minimum rent per square foot (2)	$21.63	1.4%	$21.33	1.9%	$20.94

(1)
Ending occupancy is the percentage of gross leasable area, or GLA, which is leased as of the last day of the reporting period. We include all Company-owned space except for mall anchors, mall majors, mall freestanding office and mall outlots in the calculation of ending occupancy. Community center GLA included in the calculation relates to all Company-owned space other than office space. When including the seven non-core properties, occupancy at December 31, 2015 was 92.6%.

(2)	Average base minimum rent per square foot is the average base minimum rent charge in effect for the reporting period for all tenants that would qualify to be included in ending occupancy.
Current Leasing Activities
During the year ended December 31, 2015, we signed new leases and renewal leases (excluding mall anchors, majors and offices) across the portfolio, comprising approximately 3,534,500 square feet. The average annual initial base minimum rent for new leases was $21.60 per square foot ("psf") and for renewed leases was $26.22 psf. For these leases, the average for tenant allowances was $34.11 psf for new leases and $6.40 psf for renewals. During the year ended December 31, 2014, we signed new leases and renewal leases (excluding mall anchors, majors and offices) across the portfolio, comprising approximately 3,441,500 square feet. The average annual initial base minimum rent for new leases was $24.27 psf and for renewed leases was $27.76 psf. For these leases, the average for tenant allowances was $53.40 psf for new leases and $3.35 psf for renewals.

Portfolio Summary
We have provided some of our key operating metrics for our core mall portfolio in different tiers. The purpose of the new disclosure is to provide some distinction between the characteristics of the malls. Tier 1 mall properties generally have higher occupancy, sales productivity and growth profiles, while Tier 2 malls are viable mall properties with lower productivity and modest growth profiles. The table below provides some of our key metrics for the mall tiers as well as some key metrics for our community center portfolio:

	Property Count	Leased Occupancy %		Mall Sales Per Square Foot for 12 Months Ended		Mall Occupancy Cost %		% of Total Comp NOI for 12 Months Ended	Debt Balance WPG Share (in thousands)	Debt Yield
		12/31/15	12/31/14	12/31/15	12/31/14	12/31/15	12/31/14	12/31/15
Community Centers	52	96.0%	95.4%					21.1%	$220,036	19.8%

Tier 1 Malls	36	93.9%	94.3%	$401	$379	12.3%	12.3%	51.3%	1,142,960	12.8%
Tier 2 Malls-Encumbered	16	87.0%	88.2%	307	294	13.4%	13.6%	14.9%	826,364	10.9%
Tier 2 Malls-Unencumbered	10	91.5%	93.8%	307	292	13.4%	13.9%	8.8%	—	—%
Core Malls Subtotal	62	91.8%	92.8%	$365	$346	12.7%	12.7%	75.0%	1,969,324	12.0%

Total Core Properties	114	93.4%	93.8%					96.1%	$2,189,360	12.8%

Mall Tiers
The following table categorizes the mall properties into the respective mall tiers as of December 31, 2015:

Tier 1	Tier 2-Encumbered	Tier 2-Unencumbered	Non-Core(1)
Arbor Hills	Anderson Mall	Boynton Beach Mall	Forest Mall (2)
Arboretum, The	Charlottesville Fashion Square	Chautauqua Mall	Gulf View Square
Ashland Town Center	Chesapeake Square	Colonial Park Mall	Knoxville Center
Bowie Town Center	Lincolnwood Town Center	Indian Mound Mall	Northlake Mall (2)
Brunswick Square	Merritt Square Mall	Irving Mall	Richmond Town Square
Clay Terrace	Mesa Mall	Maplewood Mall	River Oaks Center
Cottonwood Mall	Muncie Mall	New Towne Mall	Virginia Center Commons
Dayton Mall	Oak Court Mall	Northwoods Mall
Edison Mall	Port Charlotte Town Center	Rolling Oaks Mall
Grand Central Mall	River Valley Mall	Sunland Park Mall
Great Lakes Mall	Rushmore Mall
Jefferson Valley Mall	Seminole Towne Center
Lima Mall	Southern Hills Mall
Lindale Mall	Towne West Square
Longview Mall	Valle Vista Mall
Malibu Lumber Yard	West Ridge Mall
Mall at Fairfield Commons, The
Mall at Johnson City, The
Markland Mall
Melbourne Square
Morgantown Mall
Northtown Mall
Oklahoma City Properties
Orange Park Mall
Paddock Mall
Pearlridge Center
Polaris Fashion Place
Scottsdale Quarter
Southern Park Mall
The Outlet Collection | Seattle
Town Center at Aurora
Town Center Crossing & Plaza
Waterford Lakes Town Center
Weberstown Mall
Westminster Mall
WestShore Plaza
Note: Properties acquired from Glimcher in the Merger on January 15, 2015 are included in each period reported.

(1)
Non-core assets represent 3.9% of total comp NOI as of December 31, 2015. Mall sales, occupancy percent and occupancy cost at December 31, 2015 including non-core are $355, 92.6% and 12.7%, respectively.

(2)	Property sold on January 29, 2016.

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

•
We, as a lessor, retain substantially all of the risks and benefits of ownership of the investment properties and account for our leases as operating leases. We generally accrue minimum rents on a straight-line basis over the terms of their respective leases. Many of our retail tenants are also required to pay overage rents based on sales over a stated amount during the lease year. We recognize overage rents only when each tenant's sales exceed its sales threshold as defined in their lease. We amortize any tenant inducements as a reduction of revenue utilizing the straight-line method over the term of the related lease or occupancy term of the tenant, if shorter.

•
We review investment properties for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of investment properties may not be recoverable. These circumstances include, but are not limited to, a decline in a property's cash flows, ending occupancy, estimated market values or our decision to dispose of a property before the end of its estimated useful life. Furthermore, this evaluation is conducted no less frequently than quarterly, irrespective of changes in circumstances. We measure any impairment of investment property when the estimated undiscounted operating income before depreciation and amortization plus its residual value is less than the carrying value of the property. To the extent impairment has occurred, we charge to expense the excess of carrying value of the property over its estimated fair value. We estimate fair value using unobservable data such as operating income, estimated capitalization rates, leasing prospects and local market information. We may decide to sell properties that are held for use and the sale prices of these properties may differ from their carrying values. We also review our investments, including investments in unconsolidated entities, if events or circumstances change indicating that the carrying amount of our investments may not be recoverable. We will record an impairment charge if we determine that a decline in the fair value of the investments below carrying value is other-than-temporary. Changes in economic and operating conditions that occur subsequent to our review of recoverability of investment property and other investments could impact the assumptions used in that assessment and could result in future charges to earnings if assumptions regarding those investments differ from actual results.

•
To maintain its status as a REIT, WPG Inc. must distribute at least 90% of its taxable income in any given year and meet certain asset and income tests. We monitor our business and transactions that may potentially impact WPG Inc.'s REIT status. In the unlikely event that WPG Inc. fails to maintain REIT status, and available relief provisions do not apply, then it would be required to pay federal income taxes at regular corporate income tax rates during the period it did not qualify as a REIT. If WPG Inc. lost its REIT status, it could not elect to be taxed as a REIT for four years unless its failure was due to reasonable cause and certain other conditions were met. As a result, failing to maintain REIT status would result in a significant increase in the income tax expense recorded and paid during those periods.

•
We make estimates as part of our recording of the purchase price of acquisitions to the various components of the acquisition based upon the fair value of each component. The most significant components of our allocations are typically the recording of the fair value of buildings as-if-vacant, land and market value of in-place leases. In the case of the fair value of buildings and the recording of the fair value of land and other intangibles, our estimates of the values of these components will affect the amount of depreciation we record over the estimated useful life of the property acquired or the remaining lease term. In the case of the market value of in-place leases, we make our best estimates of the tenants' ability to pay rents based upon the tenants' operating performance at the property, including the competitive position of the property in its market as well as tenant sales, rents per square foot, and overall occupancy cost for the tenants in place at the acquisition date. Our assumptions affect the amount of future revenue that we will recognize over the remaining lease term for the acquired in-place leases.

•
A variety of costs are incurred in the development and leasing of properties. After determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. Determination of when a development project is substantially complete and capitalization must cease involves a degree of professional judgment. The costs of land and buildings under development include specifically identifiable costs. The capitalized costs include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs and other costs incurred during the period of development. We consider a construction project as substantially completed when it is held available for occupancy, and accordingly, cease capitalization of costs upon opening.

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

In February 2015, the FASB issued ASU No. 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis." This standard changes the way reporting enterprises must evaluate the consolidation of limited partnerships, variable interests and similar entities. It is effective for the first annual reporting period beginning after December 15, 2015, with early adoption permitted. We are currently evaluating the impact, if any, the adoption of this standard will have on our consolidated financial statements, but do not believe it will impact any of our previous conclusions regarding consolidation.

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

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)." ASU No. 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. It is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. We are currently evaluating the impact the adoption of this standard will have on our consolidated financial statements.

Other Policies
The following is a discussion of our investment policies, financing policies, conflicts of interest policies and policies with respect to certain other activities. One or more of these policies may be amended or rescinded from time to time without a stockholder vote.

Investment Policies
We are in the business of owning, managing and operating shopping centers across the United States and while we emphasize these real estate investments, we may also invest in equity or debt securities of other entities engaged in real estate activities or securities of other issuers. However, any of these investments would be subject to the percentage ownership limitations and gross income tests necessary for REIT qualification of WPG Inc. under federal tax laws as well as our own internal policies concerning conflicts of interest and related party transactions. These REIT limitations mean that we cannot make an investment that would cause our real estate assets to be less than 75% of our total assets. We must also derive at least 75% of our gross income directly or indirectly from investments relating to real property or mortgages on real property, including "rents from real property," dividends from other REITs and, in certain circumstances, interest from certain types of temporary investments. In addition, we must also derive at least 95% of our gross income from such real property investments, and from dividends, interest and gains from the sale or dispositions of stock or securities or from other combinations of the foregoing.
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
Financing Policies
Because WPG Inc.'s REIT qualification requires it to distribute at least 90% of its taxable income, we regularly access the capital markets to raise the funds necessary to finance operations, acquisitions, development and redevelopment opportunities, and to refinance maturing debt. We must comply with customary covenants contained in our financing agreements that limit our ratio of debt to total assets or market value, as defined in such agreements. For example, WPG L.P.'s current line of credit and term loans contain covenants that restrict the total amount of debt of WPG L.P. to 60% of total assets, as defined under the related agreements, and secured debt to 40% of total assets, with slight easing of restrictions during the four trailing quarters following a portfolio acquisition. In addition, these agreements contain other covenants requiring compliance with financial ratios. Furthermore, the amount of debt that we may incur is limited as a practical matter by our desire to maintain acceptable ratings for our equity securities and debt securities of WPG L.P. We strive to maintain investment grade ratings at all times, but we cannot assure you that we will be able to do so in the future.
If WPG Inc.'s Board of Directors determines to seek additional capital, we may raise such capital by offering equity or debt securities, creating joint ventures with existing ownership interests in properties, entering into joint venture arrangements for new development projects, or a combination of these methods. If the Board of Directors determines to raise equity capital, it may, without shareholder approval, issue additional shares of common stock or other capital stock. The Board of Directors may issue a number of shares up to the amount of our authorized capital in any manner and on such terms and for such consideration as it deems appropriate. Such securities may be senior to the outstanding classes of common stock. Such securities also may include additional classes of preferred stock, which may be convertible into common stock. Existing shareholders have no preemptive right to purchase shares in any subsequent offering of WPG Inc.'s securities. Any such offering could dilute a shareholder's investment in WPG Inc.
We expect most future borrowings would be made through WPG L.P. or its subsidiaries. Borrowings may be in the form of bank borrowings, publicly and privately placed debt instruments, or purchase money obligations to the sellers of properties. Any such indebtedness may be secured or unsecured. Any such indebtedness may also have full or limited recourse to the borrower or be cross-collateralized with other debt, or may be fully or partially guaranteed by WPG L.P. Although we may borrow to fund the payment of dividends, we currently have no expectation that we will regularly do so. See "Financing and Debt" below for a discussion of our debt arrangements as of December 31, 2015.
We could potentially issue additional debt securities through WPG L.P., and we may issue such debt securities which may be convertible into capital stock or be accompanied by warrants to purchase capital stock. We also may sell or securitize our lease receivables.
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
Typically, we will invest in or form special purpose entities to assist us in obtaining secured permanent financing at attractive terms. Permanent financing may be structured as a mortgage loan on a single property, or on a group of properties, and will generally require us to provide a mortgage lien on the property or properties in favor of an institutional third party, as a joint venture with a third party, or as a securitized financing. For securitized financings, we may create special purpose entities to own the properties. These special purpose entities, which are common in the real estate industry, are structured with the intention of not being consolidated in a bankruptcy proceeding involving a parent company. We will decide upon the structure of the financing based upon the best terms then available to us and whether the proposed financing is consistent with our other business objectives. For accounting purposes, we will include the outstanding securitized debt of special purpose entities owning consolidated properties as part of our consolidated indebtedness.
Conflicts of Interest Policies
We maintain policies and have entered into agreements designed to reduce or eliminate potential conflicts of interest. We have adopted governance principles governing our affairs and those of the Board of Directors.
Our Governance Principles provide that directors who hold a significant financial interest or a directorial, managerial, employment, consulting or other position with SPG, will not be required to recuse himself or herself from any WPG Inc. Board of Directors discussion of, and/or refrain from voting on, any matter that may involve or affect the relationship between WPG and SPG unless the lead independent director of WPG Inc. shall determine, on a case-by-case basis, that such recusal and/or refrainment is appropriate. As of December 31, 2015, only one member of the WPG Inc. Board of Directors, Mr. Richard S. Sokolov, held an employment position with SPG. On February 24, 2016, Mr. Sokolov resigned from the WPG Inc. Board of Directors.
If the lead independent director owns such a financial interest or holds such a position in SPG, such determination shall be made by a majority of the directors who do not own a significant financial interest in, or hold a directorial, managerial, employment, consulting or other position, in SPG. In addition, our Governance Principles provide that if any of our directors who is also a director, officer or employee of SPG acquires knowledge of a corporate opportunity or is otherwise offered a corporate opportunity (provided that this knowledge was not acquired solely in such person's capacity as a director of WPG Inc. and such person acts in good faith), then to the fullest extent permitted by law, such person is deemed to have fully satisfied such person's fiduciary duties owed to us and is not liable to us if SPG, or their affiliates, pursues or acquires the corporate opportunity, or if such person did not present the corporate opportunity to us.
In addition, we have a Code of Business Conduct and Ethics, which applies to all of our officers, directors, and employees. At least a majority of the members of WPG Inc.'s Board of Directors, Governance and Nominating Committee, Audit Committee and Compensation Committee must qualify as independent under the listing standards for NYSE listed companies. Any transaction between us and any officer, WPG Inc. director, or 5% shareholder of WPG Inc. must be approved pursuant to our related party transaction policy.
Policies With Respect To Certain Other Activities
We intend to make investments which are consistent with WPG Inc.'s qualification as a REIT, unless the Board of Directors determines that it is no longer in WPG Inc.'s best interests to so qualify as a REIT. The Board of Directors may make such a determination because of changing circumstances or changes in the REIT requirements. We have authority to offer shares of our capital stock or other securities in exchange for property. We also have authority to repurchase or otherwise reacquire our shares or any other securities. We may issue shares of our common stock, or cash at our option, to holders of units in future periods upon exercise of such holders' rights under the Operating Partnership agreement. Our policy prohibits us from making any loans to our directors or executive officers for any purpose. We may make loans to the joint ventures in which we participate. Additionally, we may make or buy interests in loans for real estate properties owned by others.

Results of Operations
The following acquisitions, dispositions and developments affected our results in the comparative periods:

•
On June 1, 2015, we completed the transaction forming the O'Connor Joint Venture with regard to the ownership and operation of the O'Connor Properties, consisting of five of our malls and certain related out-parcels acquired in the Merger. Under the terms of the joint venture agreement, we retained a 51% interest and sold a 49% interest to O'Connor, the third-party partner.

•
On January 15, 2015, we acquired 23 properties in the Merger (the "Merger properties"). Total revenues and net loss (excluding transaction costs and costs of corporate borrowing) from these properties (including the amounts from the O'Connor Properties for periods prior to the date of the O'Connor Joint Venture transaction) from the date of the Merger of $243.2 million and $36.6 million, respectively, for the year ended December 31, 2015 are included in the consolidated and combined statements of operations and comprehensive (loss) income. The primary driver of the net loss is depreciation and amortization on the newly acquired assets recorded at fair value. Thus, the operating results of the properties are contributing positive FFO for the Company.

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
Year Ended December 31, 2015 vs. Year Ended December 31, 2014
Minimum rents increased $179.4 million, of which the Merger properties accounted for $163.4 million and the Property Transactions accounted for $19.2 million. Comparable rents decreased $3.2 million, or 0.7%, primarily attributable to a slight decrease in base minimum rents. Overage rents increased $4.7 million, primarily attributable to the Merger properties. Tenant reimbursements increased $64.9 million due to $62.3 million attributable to the Merger properties and $5.7 million attributable to the Property Transactions, partially offset by a $3.1 million decrease from comparable properties. Other income increased $11.5 million due to $5.0 million attributable to the Merger properties, $3.6 million of management, leasing and development fee income from the O'Connor Joint Venture, $0.1 million attributable to the Property Transactions and a net $2.8 million increase from comparable properties primarily attributable to lease settlements.

Total operating expenses increased $404.0 million, of which $35.7 million was attributable to general and administrative expenses associated with WPG Inc. operating as a separate, publicly-traded company, $22.8 million was attributable to transaction costs associated with the Merger and $148.0 million related to impairment losses recorded in the 2015 period. Of the remaining $197.5 million increase, $218.6 million was attributable to the Merger properties and $18.1 million was attributable to the Property Transactions. These amounts are partially offset by the $38.9 million of spin-off costs incurred during the 2014 period related to our separation from SPG and a net $0.3 million decrease attributable to the comparable properties.
Interest expense increased $57.5 million, of which $28.2 million was attributable to net borrowings to finance the Merger transaction and $27.1 million was attributable to the additional property mortgages assumed in the Merger. Of the remaining $2.2 million increase, $4.2 million was attributable to mortgages placed on seven previously unencumbered properties during 2014, $7.1 million was attributable to borrowings on the Facility (defined below), $0.7 million was attributable to borrowings on the December 2015 Term Loan (defined below) and $0.1 million was attributable to the Property Transactions. These increases were partially offset by an $8.5 million decrease attributable to the repayment and refinancing of certain mortgages in 2014 and 2015 and a $1.4 million decrease primarily attributable to lower interest on the amortizing loan balances of the comparable properties.
The $4.2 million gain upon acquisition of controlling interests and on sale of interests in properties recognized in the 2015 period relates to the O'Connor Joint Venture transaction. The aggregate gain recognized in the 2014 period of $111.0 million consists of $99.4 million from the acquisition of controlling interests in Clay Terrace, a portfolio of seven open-air shopping centers and Whitehall Mall, $9.0 million from the sale of Highland Lakes Center, $2.4 million from the sale of New Castle Plaza and $0.2 million from the sale of our interest in one unconsolidated shopping center.
For WPG Inc., net (loss) income attributable to noncontrolling interests primarily relates to the allocation of (loss) income to third parties based on their respective weighted average ownership interest in WPG L.P., which percentage decreased slightly due to the capital transactions related to the Merger.
Preferred share dividends relate to the Series G Preferred Shares, the Series H Preferred Shares and the Series I Preferred Shares issued in connection with the Merger. Preferred dividends totaling $16.0 million increased net loss to common shareholders for the year ended December 31, 2015. The unpaid portion of these preferred dividends is included in distributions payable in the consolidated balance sheet as of December 31, 2015. See “Equity Activity - Distributions” below. The Series G Preferred Shares were redeemed in full on April 15, 2015.
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
Total operating expenses increased $84.7 million, of which $38.9 million was attributable to transaction costs related to our separation from SPG, $12.2 million was attributable to general and administrative expenses associated with WPG operating as a separate, publicly-traded company and $8.8 million was attributable to costs associated with the Merger. Of the remaining increase, $19.5 million was attributable to the Property Transactions and $5.3 million was attributable to the comparable properties primarily resulting from increased snow removal and utility costs due to the harsh winter of 2014.
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

For WPG Inc., net (loss) income attributable to noncontrolling interests primarily relates to the allocation of (loss) income to third parties based on their respective weighted average ownership interest in WPG L.P., which percentage remained relatively constant during 2014 and 2013.

Liquidity and Capital Resources
Our primary uses of cash include payment of operating expenses, working capital, debt repayment, including principal and interest, reinvestment in properties, development and redevelopment of properties, tenant allowance and dividends. Our primary sources of cash are operating cash flow and borrowings under our debt arrangements, including our senior unsecured revolving credit facility, or "Revolver," and a senior unsecured term loan, or "Term Loan" (collectively, the "Facility"), as further discussed below. As a result of the Merger, our indebtedness has increased significantly, including $1.19 billion in new borrowings under the Bridge Loan, which balance was subsequently repaid as further discussed below.
Because we own primarily long-lived income-producing assets, our financing strategy relies on long-term fixed rate mortgage debt as well as floating rate debt (including unsecured financing such as the Revolver and our term loans). At December 31, 2015, floating rate debt (excluding loans hedged to fixed interest) comprised 26.3% of our total consolidated debt. We will continue to monitor our borrowing mix to limit market risk. We derive most of our liquidity from leases that generate positive net cash flow from operations, the total of which was $310.8 million during the year ended December 31, 2015.
Our balance of cash and cash equivalents increased $7.5 million during 2015 to $116.3 million as of December 31, 2015. The increase was primarily due to operating cash flow from the properties and balances acquired in the Merger. See "Cash Flows" below for more information.
On December 31, 2015, we had an aggregate available borrowing capacity of $620.9 million under the Facility, net of outstanding borrowings of $278.8 million and $0.3 million reserved for outstanding letters of credit. The weighted average interest rate on the Facility was 1.3% for the year ended December 31, 2015.
The consolidated indebtedness of our business was approximately $3.7 billion as of December 31, 2015, or an increase of approximately $1.3 billion from December 31, 2014. This post-Merger increase could have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions and increasing our interest expense. Our increased indebtedness following the Merger is described in greater detail under "Financing and Debt" below. The additional indebtedness includes mortgages of approximately $1.4 billion, as well as unsecured borrowings of approximately $1.1 billion from our Notes Payable (defined below), the June 2015 Term Loan (defined below) and the December 2015 Term Loan (defined below). Offsetting these increases, approximately $796 million of mortgages (which includes any fair value adjustments) related to the properties in the O'Connor Joint Venture were transferred to unconsolidated entities. Our proportionate share of unconsolidated indebtedness was approximately $425.6 million as of December 31, 2015. In addition, approximately $432 million in cash proceeds from the O'Connor Joint Venture transaction was used to repay a portion of the outstanding balance on the Bridge Loan (defined below).
In addition, we have incurred various costs and expenses associated with the financing for the Merger. The amount of cash required to pay interest on our increased indebtedness levels following completion of the Merger is greater than the amount of cash flows required to service our indebtedness prior to the Merger.
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
Outlook.    Our business model and WPG Inc.'s status as a REIT requires us to regularly access the debt markets to raise funds for acquisition, development and redevelopment activity, and to refinance maturing debt. We may also, from time to time, access the equity capital markets to accomplish our business objectives. We believe we have sufficient cash on hand, availability under the Facility (defined below) and cash flow from operations to address our debt maturities, distributions and capital needs through 2016. The Bridge Loan (defined below) has been fully repaid with proceeds from the Notes Payable (defined below), the O'Connor Joint Venture and the June 2015 Term Loan (defined below).

The successful execution of our business strategy will require the availability of substantial amounts of operating and development capital both initially and over time. Sources of such capital could include additional bank borrowings, public and private offerings of debt or equity, including rights offerings, sale of certain assets and joint ventures. The major credit rating agencies initially assigned us investment grade credit ratings. However, as a result of the Merger and related financings, S&P and Moody's placed the Company on negative outlook and Fitch downgraded the Company. During the fourth quarter of 2015, S&P and Moody's each lowered the Company’s credit rating by one grade, with a stable outlook. While we still hold investment grade credit ratings with the major credit rating agencies, there can be no assurance that the Company will achieve a particular rating or maintain a particular rating in the future.

Cash Flows
Our net cash flow from operating activities totaled $310.8 million during 2015. During 2015, we also:

•	funded the acquisitions of interests in properties, including the Merger properties, for the net amount of $963.1 million,

•	funded capital expenditures of $160.5 million,

•	funded net amounts of restricted cash reserves held for future capital expenditures of $2.8 million,

•	received net proceeds from the sale of interests in properties of $431.8 million,

•	funded investments in unconsolidated entities of $15.4 million,

•	received distributions of capital from unconsolidated entities of $4.6 million,

•	received net proceeds from our debt financing, refinancing and repayment activities of $748.0 million,

•	funded the redemption of preferred shares for $117.4 million,

•	funded the redemption of limited partner units for $0.7 million,

•	funded a net amount of lender-required restricted cash reserves on mortgage loan of $0.9 million,

•	received net proceeds from issuance of common shares, including common stock plans, of $1.9 million, and

•	funded distributions to common and preferred shareholders and unitholders of $228.7 million.
In general, we anticipate that cash generated from operations will be sufficient to meet operating expenses, monthly debt service, recurring capital expenditures, and distributions to shareholders necessary to maintain WPG Inc.'s status as a REIT on a long-term basis. In addition, we expect to be able to generate or obtain capital for nonrecurring capital expenditures, such as acquisitions, major building renovations and expansions, as well as for scheduled principal maturities on outstanding indebtedness, from:

•	excess cash generated from operating performance and working capital reserves,

•	borrowings on our debt arrangements,

•	opportunistic asset sales,

•	additional secured or unsecured debt financing, or

•	additional equity raised in the public or private markets.
We expect to generate positive cash flow from operations in 2016, and we consider these projected cash flows in our sources and uses of cash. These cash flows are principally derived from rents paid by our retail tenants. A significant deterioration in projected cash flows from operations could cause us to increase our reliance on available funds from our debt arrangements, curtail planned capital expenditures, or seek other additional sources of financing as discussed above.

Financing and Debt
Mortgage Debt
Total mortgage indebtedness at December 31, 2015 and 2014 was as follows (in thousands):

	December 31, 2015	December 31, 2014
Face amount of mortgage loans	$1,782,103	$1,431,516
Fair value adjustments, net	17,683	3,598
Carrying value of mortgage loans	$1,799,786	$1,435,114

A roll forward of mortgage indebtedness from December 31, 2014 to December 31, 2015 is summarized as follows (in thousands):

Balance, December 31, 2014	$1,435,114
Debt assumptions at fair value	1,364,503
Repayment of debt	(558,063)
Debt issuances	390,000
Debt amortization payments	(20,184)
Debt transferred to unconsolidated entities	(795,711)
Amortization of fair value and other adjustments	(15,873)
Balance, December 31, 2015	$1,799,786
On December 30, 2015, the Company executed an amendment to the loan on Henderson Square. The amendment extended the Call Date, upon which the lender can make the loan due and payable, to January 1, 2018. Effective January 1, 2016, the fixed interest rate decreased from 4.43% to 3.17%.
On October 1, 2015, the Company exercised the first of two options to extend the maturity date of the mortgage loan on WestShore Plaza for one year to October 1, 2016. The Company intends to exercise the second option to extend the maturity date to October 1, 2017.
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
On May 21, 2015, we refinanced Pearlridge Center’s existing $171.0 million mortgage maturing in 2015 with a new $225.0 million non-recourse, interest-only loan with a 10-year term and a fixed interest rate of 3.53%. We also refinanced existing debt totaling $195.0 million on Scottsdale Quarter maturing in 2015 with a new $165.0 million non-recourse, interest-only loan with a 10-year term and a fixed interest rate of 3.53%. We used $21.2 million of the net proceeds from the refinancings to repay a portion of the outstanding balance on the Bridge Loan (defined below).
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

Highly-levered Assets
We have identified five mortgage loans that have leverage levels in excess of our targeted leverage and have plans to work with the special servicers on these non-recourse mortgages. We have commenced discussions on the loans encumbering Chesapeake Square in Chesapeake, Virginia, Merritt Square Mall in Merritt Island, Florida and River Valley Mall in Lancaster, Ohio. We received notices of default on Chesapeake Square and Merritt Square Mall in 2015, and we are in default on River Valley Mall, but have not yet received notice of such default. See "Covenants" below for further discussion on these notices of default. We expect that these three properties will be transitioned to the lender in the first half of 2016. We have also identified Southern Hills Mall in Sioux City, Iowa and Valle Vista Mall in Harlingen, Texas as over-levered and expect to commence discussions with the special servicers on those loans in 2016 as well. The mortgages on these five properties total $302.0 million and we will improve our leverage once they are transitioned to the lenders.
Unsecured Debt
The Facility
On May 15, 2014, we closed on a senior unsecured revolving credit facility, or Revolver, and a senior unsecured term loan, or Term Loan (collectively referred to as the "Facility"). The Revolver provides borrowings on a revolving basis up to $900 million, bears interest at one-month LIBOR plus 1.25%, and will initially mature on May 30, 2018, subject to two, six-month extensions available at our option subject to compliance with the terms of the Facility and payment of a customary extension fee. The Term Loan provides borrowings in an aggregate principal amount up to $500 million, bears interest at one-month LIBOR plus 1.45%, and will initially mature on May 30, 2016, subject to three, 12-month extensions available at our option subject to compliance with the terms of the Facility and payment of a customary extension fee. On February 17, 2016, we executed the first extension option to extend the maturity date of the Term Loan to May 30, 2017. The interest rate on the Facility may vary in the future based on the Company's credit rating.
At December 31, 2015, borrowings under the Facility consisted of $278.8 million outstanding under the Revolver and $500.0 million outstanding under the Term Loan. On December 31, 2015, we had an aggregate available borrowing capacity of $620.9 million under the Facility, net of $0.3 million reserved for outstanding letters of credit. At December 31, 2015, the applicable interest rate on the Revolver was one-month LIBOR plus 1.25%, or 1.67%, and the applicable interest rate on the Term Loan was one-month LIBOR plus 1.45%, or 1.87%.
New Term Loans
On December 10, 2015, the Company borrowed $340.0 million under an additional new term loan (the "December 2015 Term Loan"), pursuant to a commitment received from bank lenders. The December 2015 Term Loan bears interest at one-month LIBOR plus 1.80% and will mature in January 2023. On December 11, 2015, the Company executed interest rate swap agreements totaling $340.0 million which effectively fixed the interest rate on the December 2015 Term Loan at 3.51% through January 2023. The interest rate on the December 2015 Term Loan may vary in the future based on the Company's credit rating. The Company used the proceeds from the December 2015 Term Loan to repay outstanding amounts on the Revolver and for other general corporate purposes.
On June 4, 2015, the Company borrowed $500.0 million under a new term loan (the "June 2015 Term Loan"), pursuant to a commitment received from bank lenders. The June 2015 Term Loan bears interest at one-month LIBOR plus 1.45% and will mature in March 2020. On June 19, 2015, the Company executed interest rate swap agreements totaling $500.0 million, with an effective date of July 6, 2015, which effectively fixed the interest rate on the June 2015 Term Loan at 2.56% through June 2018. The interest rate on the June 2015 Term Loan may vary in the future based on the Company's credit rating. The Company used the proceeds from the June 2015 Term Loan to repay the remaining outstanding balance on the Bridge Loan (defined below).
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

On January 15, 2015, the Company borrowed $1.19 billion under the Bridge Loan in connection with the closing of the Merger. On March 24, 2015, the Company repaid $248.4 million of the outstanding borrowings using proceeds from the issuance of the Notes Payable (see below). On May 21, 2015, we repaid $21.2 million of the outstanding borrowings using proceeds from the refinancing of the mortgage on Pearlridge Center. On June 2, 2015, we repaid $431.8 million of outstanding borrowings using proceeds from the O'Connor Joint Venture transaction. On June 4, 2015, we repaid the remaining $488.6 million of borrowings using proceeds from the June 2015 Term Loan.
The Company incurred $10.4 million of Bridge Loan commitment, structuring and funding fees, of which $3.8 million incurred during 2014 were included in deferred costs and other assets in the consolidated balance sheet as of December 31, 2014. Upon the full repayment of the Bridge Loan, the Company accelerated amortization of the deferred loan costs, resulting in total amortization of $10.4 million included in interest expense in the consolidated and combined statements of operations and comprehensive (loss) income for the year ended December 31, 2015.
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
On October 21, 2015, WPG L.P. completed an offer to exchange (the "Exchange Offer") up to $250.0 million aggregate principal amount of the Notes Payable for a like principal amount of its 3.850% senior unsecured notes that have been registered under the Securities Act of 1933 (the "Exchange Notes").  On October 21, 2015, $250.0 million of Exchange Notes were issued in exchange for $250.0 million aggregate principal amount of the Notes Payable that were tendered in the Exchange Offer.
Covenants
Our unsecured debt agreements contain financial and other covenants. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender including adjustments to the applicable interest rate. As of December 31, 2015, management believes the Company is in compliance with all covenants of its unsecured debt.
The total balance of mortgages was approximately $1.8 billion as of December 31, 2015. At December 31, 2015, certain of our consolidated subsidiaries were the borrowers under 34 non-recourse loans and one partial-recourse loan secured by mortgages encumbering 39 properties, including two separate pools of cross-defaulted and cross- collateralized mortgages encumbering a total of six properties. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt instruments contain financial and other non-financial covenants which are specific to the properties which serve as collateral for that debt. Our existing non-recourse mortgage loans generally prohibit our subsidiaries that are borrowers thereunder from incurring additional indebtedness, subject to certain customary and limited exceptions. In addition, certain of these instruments limit the ability of the applicable borrower's parent entity from incurring mezzanine indebtedness unless certain conditions are satisfied, including compliance with maximum loan to value ratio and minimum debt service coverage ratio tests. Further, under certain of these existing agreements, if certain cash flow levels in respect of the applicable mortgaged property (as described in the applicable agreement) are not maintained for at least two consecutive quarters, the lender could accelerate the debt and enforce its right against its collateral. If the borrower fails to comply with these covenants, the lender could accelerate the debt and enforce its right against their collateral.
The $44.9 million mortgage loan secured by River Valley Mall matured on January 11, 2016.  The borrower, a consolidated subsidiary of the Company, did not repay the loan in full on the maturity date.  The borrower has initiated discussions with the special servicer regarding this non-recourse loan and is considering various options including restructuring, extending and other options, including transitioning to the lender (see "Highly-levered Assets" discussion above).
On October 30, 2015, we received a notice of default letter, dated October 30, 2015, from the special servicer to the borrower concerning the $62.6 million mortgage loan that matures on February 1, 2017 and is secured by Chesapeake Square.  The default resulted from an operating cash flow shortfall at the property in October 2015 that the borrower, a consolidated subsidiary of the Company, did not cure.  The borrower has initiated discussions with the special servicer regarding this non-recourse loan and is considering various options, including transitioning to the lender (see "Highly-levered Assets" discussion above).

On October 8, 2015, we received a notice of default letter, dated October 5, 2015, from the special servicer to the borrower of the $52.9 million mortgage loan secured by Merritt Square Mall, located in Merritt Island, Florida.  The letter was sent because the borrower, a consolidated subsidiary of the Company, did not repay the loan in full by its September 1, 2015 maturity date.  The borrower has initiated discussions with the special servicer regarding this non-recourse loan and is considering various options including restructuring, extending and other options, including transitioning to the lender.
At December 31, 2015, management believes the applicable borrowers under our other non-recourse mortgage loans were in compliance with all covenants where non-compliance could individually, or giving effect to applicable cross-default provisions in the aggregate, have a material adverse effect on our financial condition, results of operations or cash flows.
Summary of Financing
Our consolidated debt and the effective weighted average interest rates (giving effect to in-place interest rate swaps) as of December 31, 2015 and 2014 consisted of the following (dollars in thousands):

	December 31, 2015	Weighted Average Interest Rate	December 31, 2014	Weighted Average Interest Rate
Fixed-rate debt, face amount	$2,686,003	4.48%	$1,431,516	5.23%
Variable-rate debt, face amount	964,850	1.91%	913,750	1.27%
Total face amount of debt	3,650,853	3.80%	2,345,266	3.69%
Note discount	(60)		—
Fair value adjustments, net	17,683		3,598
Total carrying value of debt	$3,668,476		$2,348,864

Contractual Obligations
The following table summarizes the material aspects of the Company's future obligations for consolidated entities as of December 31, 2015, assuming the obligations remain outstanding through maturities noted below (in thousands):

	2016	2017 - 2018	2019 - 2020	Thereafter	Total
Long term debt (1)	$364,901	$258,707	$1,874,352	$1,152,893	$3,650,853
Interest payments (2)	115,029	213,474	153,122	99,856	581,481
Distributions (3)	14,270	15,964	—	—	30,234
Ground rent (4)	3,521	7,020	7,046	118,155	135,742
Purchase/tenant obligations (5)	45,265	—	—	—	45,265
Total	$542,986	$495,165	$2,034,520	$1,370,904	$4,443,575

(1)
Represents principal maturities only and therefore excludes net fair value adjustments of $17,683 and bond discount of $60 as of December 31, 2015. In addition, the principal maturities include any extension options within the control of the Company.

(2)	Variable rate interest payments are estimated based on the LIBOR rate at December 31, 2015.

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

The following table summarizes the material aspects of the Company's proportionate share of future obligations for unconsolidated entities as of December 31, 2015, assuming the obligations remain outstanding through initial maturities (in thousands):

	2016	2017 - 2018	2019 - 2020	Thereafter	Total
Long term debt (1)	$1,687	$3,677	$36,997	$374,133	$416,494
Interest payments (2)	16,845	33,348	31,837	62,285	144,315
Ground rent (3)	1,929	3,858	4,320	123,633	133,740
Purchase/tenant obligations (4)	22,280	—	—	—	22,280
Total	$42,741	$40,883	$73,154	$560,051	$716,829

(1)	Represents principal maturities only and therefore excludes net fair value adjustments of $9,066 as of December 31, 2015. In addition, the principal maturities include any extension options.

(2)	Variable rate interest payments are estimated based on the LIBOR rate at December 31, 2015.

(3)	Represents minimum future lease payments due through the end of the initial lease term.

(4)	Includes amounts due under executed leases and commitments to vendors for development and other matters.

Off-Balance Sheet Arrangements
Off-balance sheet arrangements consist primarily of investments in joint ventures which are common in the real estate industry. Joint ventures typically fund their cash needs through secured debt financings obtained by and in the name of the joint venture entity. The joint venture debt is secured by a first mortgage, is without recourse to the joint venture partners, and does not represent a liability of the partners, except to the extent the partners or their affiliates expressly guarantee the joint venture debt. As of December 31, 2015, there were no guarantees of joint venture related mortgage indebtedness. In addition to obligations under mortgage indebtedness, our joint ventures have obligations under ground leases and purchase/tenant obligations. Our share of obligations under joint venture debt, ground leases and purchase/tenant obligations is quantified in the unconsolidated entities table within "Contractual Obligations" above. WPG may elect to fund cash needs of a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans, although such fundings are not required contractually or otherwise.

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
Exchange Rights
Subject to the terms of the limited partnership agreement of WPG L.P., limited partners in WPG L.P. have, at their option, the right to exchange all or any portion of their units for shares of common stock on a one‑for‑one basis or cash, as determined by WPG Inc. Therefore, the common units held by limited partners are considered by WPG Inc. to be share equivalents and classified as noncontrolling interests within permanent equity, and classified by WPG L.P. as permanent equity. The amount of cash to be paid if the exchange right is exercised and the cash option is selected by WPG Inc. will be based on the trading price of WPG Inc.'s common stock at that time. At December 31, 2015, WPG Inc. had reserved 34,807,051 shares of common stock for possible issuance upon the exchange of units held by limited partners.
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
Long Term Incentive Awards
Time Vested LTIP Awards
During 2015, the Company awarded 203,215 time-vested LTIP Units ("Inducement LTIP Units") to certain executive officers and employees of the Company under the Plan, pursuant to LTIP Unit Award Agreements between the Company and each of the grant recipients. These awards will vest and the related fair value will be expensed over a four-year vesting period, except in certain instances that result in accelerated vesting due to severance arrangements.
During 2014, the Company awarded 283,610 Inducement LTIP Units to certain executive officers and employees of the Company under the Plan, pursuant to LTIP Unit Award Agreements between the Company and each of the grant recipients. The Inducement LTIP Units vest 25% on each of the first four anniversaries of the grant date, subject to each respective grant recipient's continued employment on each such vesting date.
The fair value of the Inducement LTIP Units of $8.4 million is being recognized as expense over the applicable vesting period. As of December 31, 2015, the estimated future compensation expense for Inducement LTIP Units was $3.2 million. The weighted average period over which the compensation expense will be recorded for the Inducement LTIP Units is approximately 3.1 years.
Performance Based Awards
2015 Awards
During 2015, the Company authorized the award of LTIP units subject to certain market conditions under ASC 718 ("Performance LTIP Units") to certain executive officers and employees of the Company in the maximum total amount of 304,818 units, to be earned and related fair value expensed over the applicable performance periods, except in certain instances that result in accelerated vesting due to severance arrangements.

The Performance LTIP Units that were issued during the year ended December 31, 2015 are market based awards with a service condition. Recipients may earn between 0% - 100% of the award based on the Company's achievement of total shareholder return ("TSR") goals. The Performance LTIP Units issued during 2015 relate to the following performance periods: from the beginning of the service period to (i) December 31, 2016 ("2015-First Special PP"), (ii) December 31, 2017 ("2015-Second Special PP"), and (iii) December 31, 2018 ("2015-Third Special PP").
2014 Awards
During 2014, the Company awarded Performance LTIP Units subject to performance conditions described below to certain executive officers and employees of the Company in the maximum total amount of 451,017 units to be earned and related fair value expensed over the applicable performance periods, except in certain instances that result in accelerated vesting due to severance arrangements.
The Performance LTIP Units that were issued during the year ended December 31, 2014 are market based awards with a service condition. Recipients may earn between 0% - 100% of the award based on the Company's achievement of TSR goals. The Performance LTIP Units issued during 2014 relate to the following performance periods: from the beginning of the service period to (i) December 31, 2015 ("2014-First Special PP"), (ii) December 31, 2016 ("2014-Second Special PP"), and (iii) December 31, 2017 ("2014-Third Special PP"). There was no award for the 2014-First Special PP since our TSR was below the threshold level during 2015.
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
Vesting/Fair Value Determination
The Performance LTIP awards that are earned, if any, will then be subject to a service-based vesting period. The vesting date would be April 23, 2018 for the 2015-First Special PP and 2015-Second Special PP. Awards earned under the 2015-Third Special PP would vest immediately upon the conclusion of the performance period and would require no subsequent service.
The vesting date would be May 28, 2017 for the 2014-First Special PP and 2014-Second Special PP. Awards earned under the 2014-Third Special PP would vest immediately upon the conclusion of the performance period and would require no subsequent service.
Annual LTIP Unit Awards
On March 27, 2015, the Company approved the performance criteria and maximum dollar amount of the 2015 annual LTIP unit awards, that generally range from 30%-300% of annual base salary, for certain executive officers and employees of the Company. The number of awards is determined by converting the cash value of the award to a number of LTIP Units (the "Allocated Units") based on the closing price of WPG Inc.'s common shares for the final 15 days of 2015. Recipients are eligible to receive a percentage of the Allocated Units based on the Company's performance on its strategic goals detailed in the Company's 2015 cash bonus plan and the Company's relative TSR compared to the MSCI REIT Index. Payout for 40% of the Allocated Units is based on the Company's performance on the strategic goals and the payout on the remaining 60% is based on the Company's TSR performance. The strategic goal component was achieved in 2015; however, the TSR was below the threshold, resulting in a 40% award for this annual LTIP award.
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
The amount of compensation expense related to unvested restricted shares that we expect to recognize in future periods is $8.4 million over a weighted average period of 2.7 years. During the year ended December 31, 2015 the aggregate intrinsic value of shares that vested was $1.7 million.

Stock Options
Options granted under the Company's share option plan generally vest over a three year period , with options exercisable at a rate of 33.3% per annum beginning with the first anniversary on the date of the grant. These options were valued using the Black-Scholes pricing model and the expense associated with these options are amortized over the requisite vesting period.
As part of the Merger, outstanding stock options held by certain former Glimcher employees and one former Glimcher board member who joined the WPG Inc. Board of Directors were converted into 1,125,014 WPG stock options. Due to provisions within the option agreements, all of these options immediately vested.
Board of Directors Compensation
On May 21, 2015, the Board of Directors approved annual compensation for the period of May 28, 2015 through May 27, 2016 for the independent members of the Board of Directors of the Company. Each independent director's annual compensation shall total $0.2 million based on a combination of cash and restricted stock units granted under the Plan. During 2015, the five independent directors were each granted restricted stock units for 8,403 shares with an aggregate grant date fair value of $0.6 million, which is being recognized as expense over the vesting period ending on May 28, 2016.
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
Distributions
On January 22, 2015, the Company paid a cash distribution of $0.14 per common share/unit for the period from November 26, 2014 through January 14, 2015. On December 24, 2014, WPG Inc.'s Board of Directors had declared the distribution, which was contingent on the closing of the Merger, to shareholders and unitholders of record on January 14, 2015. The distribution represents the first quarter 2015 regular quarterly distribution prorated for the distribution period prior to the Merger.
On February 24, 2015, WPG Inc.'s Board of Directors declared the following cash distributions per share/unit:

Security Type	Distribution per Share/Unit	For the Quarter Ended	Record Date	Date Paid
Common Shares/Units (1)	$0.1100	March 31, 2015	March 6, 2015	March 16, 2015
Series G Preferred Shares/Units	$0.5078	March 31, 2015	March 31, 2015	April 15, 2015
Series H Preferred Shares/Units	$0.4688	March 31, 2015	March 31, 2015	April 15, 2015
Series I Preferred Shares/Units	$0.4297	March 31, 2015	March 31, 2015	April 15, 2015
Series I-1 Preferred Units	$0.4563	March 31, 2015	March 31, 2015	April 15, 2015
Represents a prorated distribution for the period from January 15, 2015 through March 31, 2015, which is in addition to $0.14 stub distribution paid on January 22, 2015.
On May 21, 2015, WPG Inc.’s Board of Directors declared the following cash distributions per share/unit:

Security Type	Distribution per Share/Unit	For the Quarter Ended	Record Date	Date Paid
Common Shares/Units	$0.2500	June 30, 2015	June 3, 2015	June 15, 2015
Series H Preferred Shares/Units	$0.4688	June 30, 2015	June 30, 2015	July 15, 2015
Series I Preferred Shares/Units	$0.4297	June 30, 2015	June 30, 2015	July 15, 2015
Series I‑1 Preferred Units	$0.4563	June 30, 2015	June 30, 2015	July 15, 2015

On August 3, 2015, WPG Inc.’s Board of Directors declared the following cash distributions per share/unit:

Security Type	Distribution per Share/Unit	For the Quarter Ended	Record Date	Date Paid
Common Shares/Units	$0.2500	September 30, 2015	September 2, 2015	September 15, 2015
Series H Preferred Shares/Units	$0.4688	September 30, 2015	September 30, 2015	October 15, 2015
Series I Preferred Shares/Units	$0.4297	September 30, 2015	September 30, 2015	October 15, 2015
Series I‑1 Preferred Units	$0.4563	September 30, 2015	September 30, 2015	October 15, 2015

On November 2, 2015, WPG Inc.’s Board of Directors declared the following cash distributions per share/unit:

Security Type	Distribution per Share/Unit	For the Quarter Ended	Record Date	Date Paid
Common Shares/Units	$0.2500	December 31, 2015	December 2, 2015	December 15, 2015
Series H Preferred Shares/Units (2)	$0.4688	December 31, 2015	December 31, 2015	January 15, 2016
Series I Preferred Shares/Units (2)	$0.4297	December 31, 2015	December 31, 2015	January 15, 2016
Series I‑1 Preferred Units (2)	$0.4563	December 31, 2015	December 31, 2015	January 15, 2016

(2)	Amounts total $3.0 million and are recorded as distributions payable in the consolidated balance sheet as of December 31, 2015.
On February 25, 2016, WPG Inc.’s Board of Directors declared the following cash distributions per share/unit:

Security Type	Distribution per Share/Unit	For the Quarter Ended	Record Date	Payable Date
Common Shares/Units	$0.2500	March 31, 2016	March 7, 2016	March 15, 2016
Series H Preferred Shares/Units	$0.4688	March 31, 2016	March 31, 2016	April 15, 2016
Series I Preferred Shares/Units	$0.4297	March 31, 2016	March 31, 2016	April 15, 2016
Series I‑1 Preferred Units	$0.4563	March 31, 2016	March 31, 2016	April 15, 2016
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
On January 15, 2015, we acquired 23 properties in the Merger (see details under "Overview - Basis of Presentation - The Merger" above).
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
Dispositions.    We pursue the disposition of properties that no longer meet our strategic criteria or interests in properties to generate proceeds for alternative business uses.
On January 29, 2016, we completed the sale of Forest Mall and Northlake Mall to private real estate investors (the "Buyers") for an aggregate purchase price of $30 million. The sales price consisted of $10 million paid to us at closing and the issuance of a promissory note for $20 million from us to the Buyers with an interest rate of 6% per annum. The note is due on June 30, 2016 with one six-month extension option available to the Buyers. The proceeds from the transaction will be used to reduce the balance outstanding under the Facility.
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
On July 17, 2014, we sold Highland Lakes Center, a wholly owned shopping center in Orlando, FL, for net proceeds of $20.5 million, resulting in a gain of approximately $9.0 million, which is included in gain upon acquisition of controlling interests and on sale of interests in properties in the consolidated and combined statements of operations and comprehensive (loss) income.
On June 23, 2014, we sold New Castle Plaza, a wholly owned shopping center in New Castle, Indiana, for net proceeds of $4.4 million, resulting in a gain of approximately $2.4 million, which is included in gain upon acquisition of controlling interests and on sale of interests in properties in the consolidated and combined statements of operations and comprehensive (loss) income.
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

Development Activity
New Development, Expansions and Redevelopments.    We routinely incur costs related to construction for significant redevelopment and expansion projects at our properties. We expect our share of development costs for 2016 related to these activities to be approximately $150 to $200 million. Our estimated stabilized return on invested capital typically ranges between 8% and 11%.
In addition, we own land for the development of a new 400,000 square foot shopping center in the Houston metropolitan area, which has been named Fairfield Town Center. The carrying value of this project is $13.8 million at December 31, 2015, which primarily relates to the cost of the underlying land and site improvements for infrastructure as well as the project costs incurred to date noted below. We commenced construction to add approximately 30,000 square feet of small shop space adjacent to the H-E-B store in the fourth quarter of 2015 for an opening in 2016.  Subsequent phases will have additions of big box retailers that will offer fashion, sporting goods, home goods and restaurants. The project is being built in phases and we are currently committed to phases with a projected cost of approximately $50.0 million before any available incentives, of which we had incurred approximately $5.4 million as of December 31, 2015. The development is expected to be fully completed in the first half of 2017.

During the second quarter of 2014, we commenced redevelopment activities at Jefferson Valley Mall, a 556,000 square foot shopping center located in the New York City area. A new Dick’s Sporting Goods store is expected to open at the mall and the existing H&M store is expected to relocate into a newly remodeled store in their latest prototype. In addition to the new retailers planned to open at the mall, the entrances and interior are expected to be updated. The total cost of this project is expected to be approximately $34.0 million, of which we had incurred approximately $7.1 million as of December 31, 2015. The redevelopment is expected to be completed in late 2016.
The buildings on the north and south parcels of the third phase of Scottsdale Quarter ("Phase III") are constructed.  The north parcel consists of luxury apartment units with ground floor retail.  The apartments are partially occupied and leasing momentum is strong for the ground floor retail with openings expected in late 2016 and early 2017.  The O’Connor Joint Venture, of which we own a 51% interest, has retained a 25% interest in the apartment development and our joint venture partner in the apartment development has built and is managing the apartment complex.  The south parcel includes a 140,000 square foot building comprised of retail and office.  American Girl is the retail anchor for the building and Design Within Reach occupies the majority of the remaining retail space in the building.  Office tenants began moving into the south parcel building in 2015 and office leasing on the building is nearly complete.  The middle parcel will be the final component of Phase III and will be comprised of residential, retail and likely a boutique hotel.  Phase III will add density at Scottsdale Quarter with a mix of office, residential and lodging, but the cornerstone of the development will remain retail.  The total investment in Phase III (including our joint venture partner's share) is expected to be approximately $115 million to $125 million, of which we had incurred approximately $74.3 million as of December 31, 2015.
The redevelopment at Town Center Plaza in Leawood, Kansas will result in the addition of a new Arhaus store as well as a 40,000 square foot, two-story Restoration Hardware store.  The new Arhaus store opened during the second quarter of 2015 and the sales were above forecasted projections through December 31, 2015.  Restoration Hardware is expected to open in the fall of 2016. The investment in this redevelopment is expected to be approximately $20 million, of which we had incurred approximately $10.9 million as of December 31, 2015.
We have converted a former Elder Beerman for Her department store into restaurants and retail space at The Mall at Fairfield Commons in Dayton, Ohio. The restaurant lineup featuring Chuy’s, BJ’s Restaurant & Brewhouse and Bravo Cucina Italiana opened in December 2015 and January 2016.  The investment in this redevelopment is expected to be approximately $20 million, of which we had incurred approximately $11.8 million as of December 31, 2015.
A redevelopment at Longview Mall in Longview, Texas is underway with an expected completion during the fourth quarter of 2016. We recently upgraded an underperforming retailer outparcel store with a new BJ’s Restaurant & Brewhouse and will soon be adding a new Dick’s Sporting Goods anchor store to the mall as well as some additional national in-line tenants. The redevelopment is expected to also involve a renovation of the mall, which has resulted in commitments by many of our retailers to remodel their stores and sign long-term renewals at higher rents. The investment in this redevelopment is expected to be approximately $15 million, of which we had incurred approximately $45,000 as of December 31, 2015.
Beyond Fairfield Town Center, we do not expect to hold material land for development. Land currently held for future development is substantially limited to parcels at our current centers which we may utilize for expansion of the existing centers or sales of outlots.
Capital Expenditures.
The following table summarizes total capital expenditures on a cash basis for the year ended December 31, 2015 (in thousands):

2015
New developments	$2,865
Redevelopments and expansions	84,083
Tenant improvements and allowances	35,939
Operational capital expenditures	30,637
Total (1)	$153,524
(1) Excludes capitalized interest, wages and real estate taxes, which are included in capital expenditures, net on the consolidated statement of cash flows.

Forward-Looking Statements
Certain statements made in this section or elsewhere in this report may be deemed "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained, and it is possible that our actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks and uncertainties. Such factors include, but are not limited to: our ability to meet debt service requirements, the availability of financing, adverse effects of our significant level of indebtedness, including decreasing our business flexibility and increasing our interest expense, the impact of restrictive covenants in the agreements that govern our indebtedness, risks relating to the Merger, including the ability to effectively integrate the business with that of Glimcher, changes in our credit rating, changes in market rates of interest, the ability to hedge interest rate risk, risks associated with the acquisition, development and expansion of properties, general risks related to retail real estate, including the ability to renew leases or lease new properties on favorable terms, dependency on anchor stores or major tenants and on the level of revenues realized by tenants, the liquidity of real estate investments, environmental liabilities, international, national, regional and local economic climates, changes in market rental rates, trends in the retail industry, the inability to collect rent due to the bankruptcy or insolvency of tenants or otherwise, risks relating to joint venture properties, including our ability to complete certain planned joint venture transactions, intensely competitive market environment in the retail industry, costs of common area maintenance, insurance costs and coverage, dependency on key management personnel, terrorist activities, changes in economic and market conditions and maintenance of our status as a real estate investment trust. We discussed these and other risks and uncertainties under Part I, Item 1A. "Risk Factors" in this Annual Report on Form 10-K and other reports and statements filed by WPG Inc. and WPG L.P. with the SEC. We undertake no duty or obligation to update or revise these forward-looking statements, whether as a result of new information, future developments, or otherwise.

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
We determine FFO based on the definition set forth by the National Association of Real Estate Investment Trusts, or NAREIT, as net income computed in accordance with GAAP:

•	excluding real estate related depreciation and amortization;

•	excluding gains and losses from extraordinary items and cumulative effects of accounting changes;

•	excluding gains and losses from the sales or disposals of previously depreciated operating properties;

•	excluding gains and losses upon acquisition of controlling interests in properties;

•	excluding impairment charges of depreciable real estate;

•	plus the allocable portion of FFO of unconsolidated entities accounted for under the equity method of accounting based upon economic ownership interest.
We include in FFO gains and losses realized from the sale of land, marketable and non-marketable securities, and investment holdings of non-retail real estate.
You should understand that our computation of these non-GAAP measures might not be comparable to similar measures reported by other REITs and that these non-GAAP measures:

•	do not represent cash flow from operations as defined by GAAP;

•	should not be considered as alternatives to net income determined in accordance with GAAP as a measure of operating performance;

•	are not alternatives to cash flows as a measure of liquidity; and

•	may not be reflective of our operating performance due to changes in our capital structure in connection with the separation and distribution.

The following schedule reconciles total FFO to net (loss) income for the years ended December 31, 2015, 2014 and 2013 (in thousands, except share/unit amounts):

	For the Year Ended December 31,
	2015	2014	2013
Net (loss) income	$(104,122)	$205,455	$187,334
Less: Preferred dividends and distributions on preferred operating partnership units	(16,217)	—	—
Adjustments to Arrive at FFO:
Real estate depreciation and amortization, including joint venture impact	352,000	200,584	186,303
Gain upon acquisition of controlling interests and on sale of interests in properties	(4,162)	(110,988)	(14,152)
Impairment loss	147,979	—	—
Net loss (income) attributable to noncontrolling interest holders in properties	18	—	(213)
Noncontrolling interests portion of depreciation and amortization	(225)	—	(165)
FFO of the Operating Partnership (1)	375,271	295,051	359,107
FFO allocable to limited partners	58,844	50,676	60,721
FFO allocable to common shareholders/unitholders	$316,427	$244,375	$298,386

Diluted (loss) earnings per share/unit	$(0.55)	$1.10	$1.00
Adjustments to arrive at FFO per share/unit:
Depreciation and amortization from consolidated properties and our share of real estate depreciation and amortization from unconsolidated properties	1.61	1.07	1.00
Impairment loss	0.67	—	—
Gain upon acquisition of controlling interests and on sale of interests in properties	(0.02)	(0.60)	(0.08)
Diluted FFO per share/unit	$1.71	$1.57	$1.92

Weighted average shares outstanding - basic	184,104,562	155,162,597	155,162,597
Weighted average limited partnership units outstanding	34,303,804	32,202,440	31,575,487
Weighted average additional dilutive securities outstanding (2)	537,483	125,907	—
Weighted average shares/units outstanding - diluted	218,945,849	187,490,944	186,738,084

(1)
FFO of the operating partnership increased by $80.2 million for the year ended December 31, 2015 compared to the year ended December 31, 2014. Contributing to this increase were the following items: FFO generated from the Property Transactions and the properties acquired in the Merger and $38.9 million in costs associated with the separation from SPG, which were incurred in 2014 and not incurred again during 2015. Partially offsetting these increases to FFO were an increase in general and administrative costs primarily related to being a publicly traded company after the separation from SPG of $35.7 million and an increase in costs associated with the Merger of $22.8 million.

(2)
The weighted average additional dilutive securities for the year ended December 31, 2015 are excluded for purposes of calculating diluted earnings (loss) per share/unit because their effect would have been anti-dilutive.

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
The following schedule reconciles comparable NOI to operating income and presents comparable NOI percent change for the years ended December 31, 2015 and 2014 (in thousands):

	For the Year Ended December 31,
	2015	2014
Operating income	$33,741	$177,161

Depreciation and amortization	332,469	197,890
General and administrative	47,933	12,219
Impairment loss	147,979	—
Merger, transaction and spin-off costs	31,653	47,746
Fee income	(3,890)	(160)
Management fee allocation	23,449	12,822
NOI from Glimcher properties prior to Merger (2)	7,843	119,772
Pro-rata share of unconsolidated joint ventures on comp NOI	29,178	39,846
NOI from non-comparable properties (1)	(394)	20,512
NOI from sold properties	(1,074)	(1,278)
Termination income and outparcel sales	(5,685)	(2,381)
Straight-line rents	(5,362)	(300)
Ground lease adjustments for straight-line and fair market value	1,301	1,047
Fair market value adjustment to base rents	(18,044)	(809)
NOI from non-core properties (3)	(24,339)	(28,790)

Comparable NOI - core portfolio	$596,758	$595,297
Comparable NOI percentage change - core portfolio	0.2%

Comparable NOI - total portfolio (including non-core)	$621,097	$624,087
Comparable NOI percentage change - total portfolio	(0.5)%

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

(3)	NOI from seven non-core malls was excluded from comparable NOI for the Company's core properties.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk from changes in interest rates, primarily LIBOR. We seek to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs by closely monitoring our variable rate debt and converting such debt to fixed rates when we deem such conversion advantageous. From time to time, we may enter into interest rate swap agreements or other interest rate hedging contracts. While these agreements are intended to lessen the impact of rising interest rates, they also expose us to the risks that the other parties to the agreements will not perform, we could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly effective cash flow hedges under GAAP guidance. As of December 31, 2015, $964.9 million of our aggregate indebtedness (26.3% of total indebtedness) was subject to variable interest rates, excluding amounts outstanding under variable rate loans that have been hedged to fixed interest rates.
If LIBOR rates of interest on our variable rate debt fluctuated, our future earnings and cash flows would be impacted, depending upon the current LIBOR rates and the existence of any derivative contracts current in effect.  Based upon our variable rate debt balance as of December 31, 2015, a 50 basis point increase in LIBOR rates would result in a decrease in earnings and cash flow of $4.7 million annually and a 50 basis point decrease in LIBOR rates (or to 0% for LIBOR rates that are below 0.50%) would result in an increase in earnings and cash flow of $3.6 million annually. This assumes that the amount outstanding under our variable rate debt remains at $964.9 million, the balance as of December 31, 2015.

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
Management of WPG Inc., with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of WPG Inc.'s disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the disclosure controls and procedures of WPG Inc. were effective at a reasonable assurance level.
Management's Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
As of December 31, 2015, management assessed the effectiveness of WPG Inc.'s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management has concluded that, as of December 31, 2015, WPG Inc.’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Independent Registered Public Accounting Firm’s Report on Internal Control Over Financial Reporting. Ernst & Young LLP, an independent registered public accounting firm, has audited our consolidated and combined financial statements included in this Annual Report on Form 10-K and, as part of its audit, has issued its report, included herein on page F-3, on the effectiveness of our internal control over financial reporting.
Changes in Internal Control Over Financial Reporting.  On January 15, 2015, the Company acquired the business and related assets and liabilities of Glimcher Realty Trust, which operated under its own set of systems and internal controls.  These systems and internal controls were utilized by the Company throughout 2015. The Company's current two systems of internal control will be integrated into a single control environment by March 31, 2016.  There have not been any other changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Management of WPG L.P., with the participation of the Chief Executive Officer and Chief Financial Officer of WPG Inc., WPG L.P.'s general partner, evaluated the effectiveness of the design and operation of WPG L.P.'s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of WPG Inc., WPG L.P.'s general partner, concluded that, as of the end of the period covered by this report, WPG L.P.'s disclosure controls and procedures were effective at a reasonable assurance level.
Management's Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
As of December 31, 2015, management assessed the effectiveness of WPG L.P.'s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on this assessment, management has concluded that, as of December 31, 2015, WPG L.P.’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Independent Registered Public Accounting Firm’s Report on Internal Control Over Financial Reporting. Ernst & Young LLP, an independent registered public accounting firm, has audited our consolidated and combined financial statements included in this Annual Report on Form 10-K and, as part of its audit, has issued its report, included herein on page F-9, on the effectiveness of our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting.  On January 15, 2015, the Company acquired the business and related assets and liabilities of Glimcher Realty Trust, which operated under its own set of systems and internal controls.  These systems and internal controls were utilized by the Company throughout 2015. The Company's current two systems of internal control will be integrated into a single control environment by March 31, 2016.  There have not been any other changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information
None.

Part III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2016 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A.

Item 11.    Executive Compensation
The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2016 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2016 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A.

Item 13.    Certain Relationships and Related Transactions and Director Independence
The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2016 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A.

Item 14.    Principal Accountant Fees and Services
The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2016 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A.

Part IV
Item 15.    Exhibits and Financial Statement Schedules
1.     Financial Statements
Included herein at pages F-1 through F-52.
2.     Financial Statement Schedules
The following financial statement schedule is included herein at pages F-53 through F-59:
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
2.1
Separation and Distribution Agreement by and among Simon Property Group, Inc., Simon Property Group, L.P., Washington Prime Group Inc. and Washington Prime Group, L.P., dated as of May 27, 2014 (incorporated by reference to Form 8‑K filed May 29, 2014).

2.2
Purchase, Sale and Escrow Agreement, dated February 25, 2015, by and among WPG-OC Limited Partner, LLC, WPG-OC General Partner, LLC, O'Connor Mall Partners, L.P. and Fidelity National Title Insurance Company (incorporated by reference to Form 8-K filed February 26, 2015).

Amendment No. 1 to Purchase, Sale and Escrow Agreement, dated May 29, 2015, by and among WPG-OC Limited Partner, LLC, WPG-OC General Partner, LLC, O'Connor Mall Partners, L.P. and Fidelity National Title Insurance Company (incorporated by reference to Form 10-Q filed August 5, 2015).

2.3
Agreement and Plan of Merger, dated as of September 16, 2014, by and among Washington Prime Group Inc., Washington Prime Group, L.P., WPG Subsidiary Holdings I, LLC, WPG Subsidiary Holdings II Inc., Glimcher Realty Trust and Glimcher Properties Limited Partnership (including the exhibits attached thereto) (incorporated by reference to Form 8‑K filed September 19, 2014). Pursuant to Item 601(b)(2) of Regulation S‑K, certain schedules and exhibits to this agreement are omitted. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the U.S. Securities and Exchange Commission (the “SEC”) upon request.

3.1		Amended and Restated Articles of Incorporation of Washington Prime Group Inc. (incorporated by reference to the Form S‑4 filed October 28, 2014 (Commission File No. 333‑199626))
3.2		Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company Relating to Name Change (incorporated by reference to Form 8-K filed May 26, 2015).
3.3		Articles of Amendment of Washington Prime Group Inc. Changing Name to WP Glimcher Inc. (incorporated by reference to Form 8-K dated May 26, 2015)
3.4		Amended and Restated Articles of Incorporation of WP Glimcher Inc. (as amended effective August 11, 2015) (incorporated by reference to Form 8-K filed August 12, 2015).
3.5		Amended and Restated Bylaws of Washington Prime Group Inc. (incorporated by reference to Form 8‑K filed January 22, 2015)
3.6		Amended and Restated Bylaws of Washington Prime Group Inc. (incorporated by reference to Form 10-Q filed August 5, 2015).
4.1		Indenture, dated as of March 24, 2015, between Washington Prime Group, L.P. and U.S. Bank National Association, as Trustee (incorporated by reference to Form 8-K filed March 26, 2015)
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

4.4	*	Glimcher Realty Trust Amended and Restated 2004 Incentive Compensation Plan (incorporated by reference to S-8 filed January 15, 2015)
4.5	*	Glimcher Realty Trust 2012 Incentive Compensation Plan (incorporated by reference to S-8 filed January 15, 2015)
4.6	*	Washington Prime Group, L.P. 2014 Stock Incentive Plan (incorporated by reference to Form 8‑K filed May 29, 2014)
4.7		Articles of Amendment of Washington Prime Group Inc. setting forth the Terms of Series H Cumulative Redeemable Preferred Stock (incorporated by reference to Form 8‑A filed January 14, 2015)
4.8		Articles of Amendment of Washington Prime Group Inc. setting forth the Terms of Series I Cumulative Redeemable Preferred Stock (incorporated by reference to Form 8‑A filed January 14, 2015)
4.9		Amended and Restated Limited Partnership Agreement of Washington Prime Group, L.P. (incorporated by reference to Form 8‑K filed May 29, 2014)
4.10
Amendment No. 1 to Amended and Restated Limited Partnership Agreement of Washington Prime Group, L.P. dated as of January 14, 2015, setting forth the Terms of Series G Preferred Units (incorporated by reference to Form 10‑K filed February 26, 2015)

4.11
Amendment No. 2 to Amended and Restated Limited Partnership Agreement of Washington Prime Group, L.P. dated as of January 14, 2015, setting forth the Terms of Series H Preferred Units (incorporated by reference to Form 10‑K filed February 26, 2015)

4.12
Amendment No. 3 to Amended and Restated Limited Partnership Agreement of Washington Prime Group, L.P. dated as of January 14, 2015, setting forth the Terms of Series I Preferred Units (incorporated by reference to Form 10‑K filed February 26, 2015)

4.13
Amendment No. 4 to Amended and Restated Limited Partnership Agreement of Washington Prime Group, L.P. dated as of January 14, 2015, setting forth the Terms of Series I‑1Preferred Units (incorporated by reference to Form 10‑K filed February 26, 2015)

10.1
Form of Property Management Agreement by and between subsidiary of Simon Property Group, Inc. and subsidiary of Washington Prime Group Inc. (incorporated by reference to Amendment No. 2 to Form 10 filed March 24, 2014)

10.2
Form of Property Development Agreement by and between subsidiary of Simon Property Group, Inc. and subsidiary of Washington Prime Group Inc. (incorporated by reference to Amendment No. 2 to Form 10 filed March 24, 2014)

10.3
Purchase Agreement, dated as of March 17, 2015, by and between Washington Prime Group, L.P. and Citigroup Global Markets Inc., J.P. Morgan Securities LLC and RBS Securities Inc., as representatives of the initial purchasers named therein, relating to 2.850% Senior Notes due 2020 (incorporated by reference to Form 8-K filed March 23, 2015)

10.4	*	Employment Agreement between Washington Prime Group Inc. and Mark Ordan, dated as of February 25, 2014 (incorporated by reference to Amendment No. 2 to Form 10 filed March 24, 2014)
10.5	*	First Amendment to Employment Agreement, by and between Washington Prime Group Inc. and Mark Ordan, dated as of September 16, 2014 (incorporated by reference to Form 8‑K filed January 22, 2015)
10.6	*	Second Amendment to Employment Agreement between Washington Prime Group Inc. and Mark Ordan dated March 27, 2015(incorporated by reference to Form 8‑K filed March 31, 2015)
10.7	*	Transition and Consulting Agreement by and between WP Glimcher Inc. and Mark Ordan, dated as of May 31, 2015 (incorporated by reference to Form 8‑K filed June 2, 2015)
10.8
Transition Services Agreement by and among Simon Property Group, Inc., Simon Property Group, L.P., Washington Prime Group Inc. and Washington Prime Group, L.P. dated May 28, 2014 (incorporated by reference to Form 8‑K filed May 29, 2014)

10.9
Tax Matters Agreement by and among Simon Property Group, Inc., Simon Property Group, L.P., Washington Prime Group Inc. and Washington Prime Group, L.P. dated May 28, 2014 (incorporated by reference to Form 8‑K filed May 29, 2014)

10.10
Employee Matters Agreement by and among Simon Property Group, Inc., Simon Property Group, L.P., Washington Prime Group Inc. and Washington Prime Group, L.P. dated May 28, 2014 (incorporated by reference to Form 8‑K filed May 29, 2014)

10.11		Form of Indemnification Agreement between Washington Prime Group Inc. and each of its executive officers and directors (incorporated by reference to Amendment No. 3 to Form 10 filed April 21, 2014)
10.12
Revolving Credit and Term Loan Agreement, by and among Washington Prime Group, L.P., as borrower, Bank of America N.A., as administrative agent and the Lenders party thereto (incorporated by reference to Form 8‑K filed May 29, 2014)

10.13
Amendment No. 1 to Revolving Credit and Term Loan Agreement, dated as of October 16, 2014, among Washington Prime Group, L.P., the lenders party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Form 8‑K filed October 17, 2014)

10.14
First Amendment to Purchase and Sale Agreement, dated as of January 15, 2015, by and between Washington Prime Group, L.P. and Simon Property Group, L.P. (incorporated by reference to Form 10‑K filed February 26, 2015)

10.15	*	Employment Agreement with Robert P. Demchak, dated as of June 3, 2014 (incorporated by reference to Form 8‑K filed June 5, 2014)
10.16	*
First Amendment to Employment Agreement, by and between WP Glimcher Inc. and Robert P. Demchak, dated as of August 25, 2015, effective as of August 1, 2015 (incorporated by reference to Form 10‑Q filed November 4, 2015)

10.17	*	Second Amendment to Employment Agreement, by and between WP Glimcher Inc. and Robert P. Demchak, dated as of October 12, 2015 (incorporated by reference to Form 10‑Q filed November 4, 2015)
10.18	*	Employment Agreement with Michael J. Gaffney, dated as of June 3, 2014 (incorporated by reference to Form 8‑K filed June 5, 2014)
10.19	*	Employment Agreement with Myles H. Minton, dated as of June 3, 2014 (incorporated by reference to Form 8‑K filed June 5, 2014)
10.20	*	Transition and Consulting Agreement by and between Washington Prime Group Inc. and Myles H. Minton, dated as of January 5, 2015 (incorporated by reference to Form 8‑K filed January 9, 2015)

10.21	*	Employment Agreement with C. Marc Richards, dated as of June 3, 2014 (incorporated by reference to Form 8‑K filed June 5, 2014)
10.22	*	First Amendment to Employment Agreement, by and between Washington Prime Group Inc. and C. Marc Richards, dated as of November 10, 2014 (incorporated by reference to Form 8‑K filed January 22, 2015)
10.23	*	Form of Series 2014 Inducement LTIP Unit Award Agreement, dated as of June 25, 2014 (incorporated by reference to Form 8‑K filed June 27, 2014)
10.24	*	Certificate of Designation of Series 2014 Inducement LTIP Units of Washington Prime Group, L.P. (incorporated by reference to Form 8‑K filed June 27, 2014)
10.25	*	Certificate of Designation of Series 2014B LTIP Units of Washington Prime Group, L.P. (incorporated by reference to Form 8‑K filed August 28, 2014)
10.26	*	Certificate of Designation of Series 2015A LTIP Units of Washington Prime Group, L.P. (incorporated by reference to Form 10‑Q filed May 7, 2015)
10.27	*	Form of Non‑Employee Director Restricted Stock Unit Award Agreement (incorporated by reference to Form 8‑K filed August 8, 2014)
10.28	*	Form of Series 2014B LTIP Unit Award Agreements with Officers (incorporated by reference to Form 8‑K filed August 28, 2014)
10.29	*	Form of Series 2015A LTIP Unit Award Agreements with Executive Officers Other Than EVP, Legal & Compliance (incorporated by reference to Form 10‑Q filed May 7, 2015)
10.30	*	Series 2015A LTIP Unit Award Agreement by and between Washington Prime Group Inc. and Farinaz S. Tehrani, dated as of February 24, 2015 (incorporated by reference to Form 10‑Q filed May 7, 2015)
10.31	*	Description of 2015 Annual Incentive Cash Bonus Plan (incorporated by reference to Form 10‑Q filed May 7, 2015)
10.32	*	Description of Terms of 2015 Annual LTIP Unit Awards (incorporated by reference to Form 10‑Q filed May 7, 2015)
10.33	*	Terms and Conditions of the Grant of Special Performance LTIP Units to Officers (incorporated by reference to Form 8‑K filed August 28, 2014)
10.34	*	Terms and Conditions of the Grant of Special Performance LTIP Units to Mr. Glimcher, Mr. Yale, Ms. Tehrani and Ms. Indest (incorporated by reference to Form 10‑Q filed May 7, 2015)
10.35	*	Employment Agreement by and between Washington Prime Group Inc. and Farinaz S. Tehrani, dated as of February 24, 2015 (incorporated by reference to Form 10‑Q filed May 7, 2015)
10.36	*	Employment Agreement with Butch Knerr, dated as of September 8, 2014 (incorporated by reference to Form 8‑K filed September 8, 2014)
10.37	*	Employment Agreement between Michael P. Glimcher and Washington Prime Group Inc., dated September 16, 2014 (incorporated by reference to Form 8‑K filed January 22, 2015)
10.38	*
First Amendment to Employment Agreement, by and between WP Glimcher Inc. and Michael P. Glimcher, dated as of November 2, 2015, effective as of January 1, 2016 (incorporated by reference to Form 10‑Q filed November 4, 2015)

10.39
Purchase and Sale Agreement, dated as of September 16, 2014, by and between Washington Prime Group, L.P. and Simon Property Group, L.P. (attached as Annex B to the proxy statement/prospectus included in the Form S‑4 filed October 28, 2014 (Commission File No. 333‑199626))

10.40	**	Term Loan Agreement, dated as of December 10, 2015
10.41		Term Loan Agreement dated June 4, 2015 (incorporated by reference to Form 8-K filed June 5, 2015)
10.42
364‑Day Bridge Term Loan Agreement, dated as of January 15, 2015, by and among Washington Prime Group, L.P., the institutions from time to time party thereto as lenders, and Citibank, N.A., as administrative agent (incorporated by reference to Form 8‑K filed January 22, 2015)

10.43	*
Severance Benefits Agreement dated June 11, 1997, by and among Glimcher Realty Trust, Glimcher Properties Limited Partnership and Michael P. Glimcher (incorporated by reference to Glimcher Realty Trust’s Form 10‑K filed March 31, 1998)

10.44	*
Second Amendment to Severance Benefits Agreement, by and between Washington Prime Group Inc. and Michael P. Glimcher, dated as of September 16, 2014 (incorporated by reference to Form 8‑K filed January 22, 2015)

10.45	*
Severance Benefits Agreement, dated August 30, 2004, by and among Glimcher Realty Trust, Glimcher Properties Limited Partnership and Mark E. Yale (incorporated by reference to Glimcher Realty Trust’s Form 8‑K filed August 31, 2004)

10.46	*
First Amendment to the Severance Benefits Agreement, dated September 8, 2006, by and among Glimcher Realty Trust, Glimcher Properties Limited Partnership and Mark E. Yale (incorporated by reference to Glimcher Realty Trust’s Form 8‑K filed September 8, 2006)

10.47	*
Form of Amendment to Severance Benefits Agreement dated April 1, 2011 by and among Glimcher Realty Trust, Glimcher Properties Limited Partnership, and certain named executives of Glimcher Realty Trust (incorporated by reference to Glimcher Realty Trust’s Form 10‑Q filed April 29, 2011)

10.48	*
Third Amendment to Severance Benefits Agreement, by and between Washington Prime Group Inc. and Mark E. Yale, dated as of October 13, 2014 (incorporated by reference to Form 8‑K filed January 22, 2015)

10.49	*
Second Amendment to Severance Benefits Agreement, by and between Washington Prime Group Inc. and Lisa A. Indest, dated as of January 12, 2015 (incorporated by reference to Form 8‑K filed January 22, 2015)

10.50	*	Employment Agreement, by and between Washington Prime Group Inc. and Mark E. Yale, dated as of October 13, 2014 (incorporated by reference to Form 8‑K filed January 22, 2015)
10.51	*
Conditional Offer of Employment with Washington Prime Group Inc. by and between Washington Prime Group Inc. and Lisa A. Indest, dated as of January 9, 2015 (incorporated by reference to Form 8‑K filed January 22, 2015)

10.52	*
Severance Benefits Agreement, dated June 28, 2004, by and among Glimcher Realty Trust, Glimcher Properties Limited Partnership and Lisa A. Indest (incorporated by reference to Glimcher Realty Trust’s Form 10‑Q filed August 13, 2004)

10.53	*	Severance Benefits Agreement, by and between WP Glimcher Inc. and Gregory A. Gorospe, dated as of November 2, 2015 (incorporated by reference to Form 10‑Q filed November 4, 2015)
10.54	*
Series 2015A LTIP Unit Award Agreement by and among WP Glimcher Inc., Washington Prime Group L.P., and Gregory A. Gorospe, dated as of November 2, 2015 (incorporated by reference to Form 10‑Q filed November 4, 2015)

12.1	**	Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Share Dividends for WP Glimcher Inc.
12.2	**	Computation of Ratios of Earnings to Fixed Charges for Washington Prime Group, L.P.
21.1	**	List of Subsidiaries
23.1	**	Consent of Ernst & Young LLP
31.1	**
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

31.3	**
Certification by the Chief Executive Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Washington Prime Group, L.P.

31.4	**
Certification by the Chief Financial Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Washington Prime Group, L.P.

32.1	**	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for WP Glimcher Inc.
32.2	**
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

Dated:    February 26, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ MARK S. ORDAN	Chairman of the Board of Directors	February 26, 2016
Mark S. Ordan

/s/ MICHAEL P. GLIMCHER	Vice Chairman and Chief Executive Officer (Principal Executive Officer)	February 26, 2016
Michael P. Glimcher

/s/ ROBERT J. LAIKIN	Director	February 26, 2016
Robert J. Laikin

/s/ LOUIS G. CONFORTI	Director	February 26, 2016
Louis G. Conforti

/s/ NILES C. OVERLY	Director	February 26, 2016
Niles C. Overly

/s/ JACQUELYN R. SOFFER	Director	February 26, 2016
Jacquelyn R. Soffer

/s/ MARVIN L. WHITE	Director	February 26, 2016
Marvin L. White

/s/ MARK E. YALE	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 26, 2016
Mark E. Yale

/s/ MELISSA A. INDEST	Senior Vice President, Finance and Chief Accounting Officer (Principal Accounting Officer)	February 26, 2016
Melissa A. Indest

WP GLIMCHER INC. AND WASHINGTON PRIME GROUP, L.P.
INDEX TO FINANCIAL STATEMENTS

Page Number
Financial Statements for WP Glimcher Inc.:

Reports of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2015 and 2014	F-4

Consolidated and Combined Statements of Operations and Comprehensive (Loss) Income for the years ended December 31, 2015, 2014 and 2013	F-5

Consolidated and Combined Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013	F-6

Consolidated and Combined Statements of Equity for the years ended December 31, 2015, 2014 and 2013	F-7

Financial Statements for Washington Prime Group, L.P.:

Reports of Independent Registered Public Accounting Firm	F-8

Consolidated Balance Sheets as of December 31, 2015 and 2014	F-10

Consolidated and Combined Statements of Operations and Comprehensive (Loss) Income for the years ended December 31, 2015, 2014 and 2013	F-11

Consolidated and Combined Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013	F-12

Consolidated and Combined Statements of Equity for the years ended December 31, 2015, 2014 and 2013	F-13

Notes to Consolidated and Combined Financial Statements	F-14

Schedule III—Real Estate and Accumulated Depreciation	F-53

Notes to Schedule III	F-58

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of WP Glimcher Inc.:
We have audited the accompanying consolidated balance sheets of WP Glimcher Inc. as of December 31, 2015 and 2014, and the related consolidated and combined statements of operations and comprehensive (loss) income, equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audit also included the financial statement schedule listed in the Index to Financial Statements on Page F-1. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of WP Glimcher Inc. at December 31, 2015 and 2014, and the consolidated and combined results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), WP Glimcher Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework), and our report dated February 26, 2016 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Indianapolis, Indiana
February 26, 2016

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of WP Glimcher Inc.:
We have audited WP Glimcher Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). WP Glimcher Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, WP Glimcher Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of WP Glimcher Inc. as of December 31, 2015 and 2014, and the related consolidated and combined statements of operations and comprehensive (loss) income, equity, and cash flows for each of the three years in the period ended December 31, 2015 of WP Glimcher, Inc., and our report dated February 26, 2016 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Indianapolis, Indiana
February 26, 2016

WP Glimcher Inc.
Consolidated Balance Sheets
(dollars in thousands, except share and par value amounts)

	December 31, 2015	December 31, 2014
ASSETS:
Investment properties at cost	$6,656,200	$5,292,665
Less: accumulated depreciation	2,225,750	2,113,929
	4,430,450	3,178,736
Cash and cash equivalents	116,253	108,768
Tenant receivables and accrued revenue, net	91,603	69,616
Real estate assets held-for-sale	30,000	—
Investment in and advances to unconsolidated entities, at equity	488,071	—
Deferred costs and other assets	323,107	170,883
Total assets	$5,479,484	$3,528,003
LIABILITIES:
Mortgage notes payable	$1,799,786	$1,435,114
Notes payable	249,940	—
Unsecured term loans	1,340,000	500,000
Revolving credit facility	278,750	413,750
Accounts payable, accrued expenses, intangibles, and deferred revenues	365,604	194,014
Distributions payable	2,992	—
Cash distributions and losses in partnerships and joint ventures, at equity	15,399	15,298
Other liabilities	13,508	11,786
Total liabilities	4,065,979	2,569,962
Redeemable noncontrolling interests	6,132	—
EQUITY:
Stockholders' Equity:
Series H Cumulative Redeemable Preferred Stock, $0.0001 par value, 4,000,000 shares issued and outstanding as of December 31, 2015	104,251	—
Series I Cumulative Redeemable Preferred Stock, $0.0001 par value, 3,800,000 shares issued and outstanding as of December 31, 2015	98,325	—
Common stock, $0.0001 par value, 300,000,000 shares authorized, 185,304,555 and 155,162,597 issued and outstanding as of December 31, 2015 and 2014, respectively	19	16
Capital in excess of par value	1,225,926	720,921
Accumulated (deficit) earnings	(214,243)	68,114
Accumulated other comprehensive income	1,716	—
Total stockholders' equity	1,215,994	789,051
Noncontrolling interests	191,379	168,990
Total equity	1,407,373	958,041
Total liabilities, redeemable noncontrolling interests and equity	$5,479,484	$3,528,003

The accompanying notes are an integral part of these statements.

WP Glimcher Inc.
Consolidated and Combined Statements of Operations and Comprehensive (Loss) Income
(dollars in thousands, except per share amounts)

	For the Year Ended December 31,
	2015	2014	2013
REVENUE:
Minimum rent	$628,505	$449,100	$426,039
Overage rent	14,040	9,357	8,715
Tenant reimbursements	259,720	194,826	184,742
Other income	19,391	7,843	6,793
Total revenues	921,656	661,126	626,289
EXPENSES:
Property operating	164,057	109,715	104,089
Depreciation and amortization	332,469	197,890	182,828
Real estate taxes	109,724	77,587	76,216
Repairs and maintenance	31,914	23,431	22,584
Advertising and promotion	11,701	8,389	8,316
Provision for credit losses	2,022	2,332	572
General and administrative	47,933	12,219	—
Spin-off costs	—	38,907	—
Merger and transaction costs	31,653	8,839	—
Ground rent and other costs	8,463	4,656	4,664
Impairment loss	147,979	—	—
Total operating expenses	887,915	483,965	399,269
OPERATING INCOME	33,741	177,161	227,020
Interest expense, net	(139,929)	(82,452)	(55,058)
Income and other taxes	(849)	(1,215)	(196)
(Loss) income from unconsolidated entities	(1,247)	973	1,416
Gain upon acquisition of controlling interests and on sale of interests in properties	4,162	110,988	14,152
NET (LOSS) INCOME	(104,122)	205,455	187,334
Net (loss) income attributable to noncontrolling interests	(18,825)	35,426	31,853
NET (LOSS) INCOME ATTRIBUTABLE TO THE COMPANY	(85,297)	170,029	155,481
Less: Preferred share dividends	(15,989)	—	—
NET (LOSS) INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(101,286)	$170,029	$155,481

(LOSS) EARNINGS PER COMMON SHARE, BASIC AND DILUTED	$(0.55)	$1.10	$1.00

COMPREHENSIVE (LOSS) INCOME:
Net (loss) income	$(104,122)	$205,455	$187,334
Unrealized gain on interest rate derivative instruments	2,037	—	—
Comprehensive (loss) income	(102,085)	205,455	187,334
Comprehensive (loss) income attributable to noncontrolling interests	(18,504)	35,426	31,853
Comprehensive (loss) income attributable to common shareholders	$(83,581)	$170,029	$155,481

The accompanying notes are an integral part of these statements.

WP Glimcher Inc.
Consolidated and Combined Statements of Cash Flows
(dollars in thousands)

	For the Year Ended December 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(104,122)	$205,455	$187,334
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization, including fair value rent, fair value debt, deferred financing costs and stock compensation	329,895	198,934	184,467
Gain upon acquisition of controlling interests and on sale of interests in properties	(4,162)	(110,988)	(14,152)
Impairment loss	147,979	—	—
Loss on debt extinguishment	—	2,894	—
Provision for credit losses	2,022	2,332	572
Loss (income) from unconsolidated entities	1,247	(973)	(1,416)
Distributions of income from unconsolidated entities	223	1,004	2,110
Changes in assets and liabilities:
Tenant receivables and accrued revenue, net	(1,576)	(8,212)	(1,472)
Deferred costs and other assets	(23,846)	(14,063)	(8,887)
Accounts payable, accrued expenses, deferred revenues and other liabilities	(36,897)	1,257	(12,122)
Net cash provided by operating activities	310,763	277,640	336,434
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(963,144)	(168,600)	—
Capital expenditures, net	(160,512)	(80,292)	(93,292)
Restricted cash reserves for future capital expenditures, net	(2,845)	(9,161)	—
Net proceeds from sale of interests in properties	431,823	24,976	—
Investments in unconsolidated entities	(15,401)	(2,492)	(2,975)
Distributions of capital from unconsolidated entities	4,597	1,137	3,659
Net cash used in investing activities	(705,482)	(234,432)	(92,608)
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to Simon Property Group, Inc., net	—	(1,060,187)	(241,430)
Distributions to noncontrolling interest holders in properties	(8)	(860)	(349)
Redemption of limited partner units	(664)	(31)	—
Redemption of preferred shares	(117,384)	—	—
Change in lender-required restricted cash reserve on mortgage loan	(898)	—	—
Net proceeds from issuance of common shares, including common stock plans	1,899	—	—
Distributions on common and preferred shares/units	(228,706)	(94,110)	—
Proceeds from issuance of debt, net of transaction costs	2,826,258	1,452,385	15,860
Repayments of debt including prepayment penalties	(2,078,293)	(257,494)	(23,036)
Net cash provided by (used in) financing activities	402,204	39,703	(248,955)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,485	82,911	(5,129)
CASH AND CASH EQUIVALENTS, beginning of year	108,768	25,857	30,986
CASH AND CASH EQUIVALENTS, end of year	$116,253	$108,768	$25,857

The accompanying notes are an integral part of these statements.

WP Glimcher Inc.
Consolidated and Combined Statements of Equity
(dollars in thousands, except per share/unit amounts)

	Preferred Series G	Preferred Series H	Preferred Series I	Common Stock	Capital in Excess of Par Value	SPG Equity	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income	Total Stockholders' Equity	Non-Controlling Interests	Total Equity	Redeemable Non-Controlling Interests
Balance, December 31, 2012	$—	$—	$—	$—	$—	$1,623,495	$—	$—	$1,623,495	$331,361	$1,954,856	$—
Distributions to SPG, net	—	—	—	—	—	(213,807)	—	—	(213,807)	(43,509)	(257,316)	—
Noncontrolling interest in properties	—	—	—	—	—	—	—	—	—	(349)	(349)	—
Net income	—	—	—	—	—	155,481	—	—	155,481	31,853	187,334	—
Balance, December 31, 2013	—	—	—	—	—	1,565,169	—	—	1,565,169	319,356	1,884,525	—
Issuance of shares in connection with separation	—	—	—	16	711,265	(711,281)	—	—	—	—	—	—
Issuance of limited partner units	—	—	—	—	—	—	—	—	—	22,464	22,464	—
Redemption of limited partner units	—	—	—	—	—	—	—	—	—	(31)	(31)	—
Noncontrolling interest in property	—	—	—	—	—	—	—	—	—	1,017	1,017	—
Equity-based compensation	—	—	—	—	—	—	—	—	—	1,789	1,789	—
Adjustments to noncontrolling interests	—	—	—	—	11,692	—	—	—	11,692	(11,692)	—	—
Distributions to SPG, net (1)	—	—	—	—	—	(878,209)	—	—	(878,209)	(181,978)	(1,060,187)	—
Distributions on common shares/units ($0.50 per common share/unit)	—	—	—	—	—	—	(77,594)	—	(77,594)	(16,516)	(94,110)	—
Purchase of noncontrolling interest	—	—	—	—	—	—	—	—	—	(845)	(845)	—
Other	—	—	—	—	(2,036)	—	—	—	(2,036)	—	(2,036)	—
Net income	—	—	—	—	—	24,321	145,708	—	170,029	35,426	205,455	—
Balance, December 31, 2014	—	—	—	16	720,921	—	68,114	—	789,051	168,990	958,041	—
Issuance of shares and units in connection with the Merger	117,384	104,251	98,325	3	535,029	—	—	—	854,992	29,482	884,474	6,148
Exercise of stock options	—	—	—	—	2,311	—	—	—	2,311	—	2,311	—
Redemption of limited partner units	—	—	—	—	—	—	—	—	—	(664)	(664)	—
Noncontrolling interest in property	—	—	—	—	—	—	—	—	—	(8)	(8)	—
Equity-based compensation	—	—	—	—	14,126	—	—	—	14,126	—	14,126	—
Adjustments to noncontrolling interests	—	—	—	—	(46,461)	—	—	—	(46,461)	46,461	—	—
Distributions on common shares/units ($1.00 per common share/unit)	—	—	—	—	—	—	(181,071)	—	(181,071)	(34,165)	(215,236)	—
Distributions declared on preferred shares	—	—	—	—	—	—	(15,989)	—	(15,989)	—	(15,989)	—
Redemption of preferred shares	(117,384)	—	—	—	—	—	—	—	(117,384)	—	(117,384)	—
Other comprehensive income	—	—	—	—	—	—	—	1,716	1,716	321	2,037	—
Net loss, excluding $229 of distributions to preferred unitholders	—	—	—	—	—	—	(85,297)	—	(85,297)	(19,038)	(104,335)	(16)
Balance, December 31, 2015	$—	$104,251	$98,325	$19	$1,225,926	$—	$(214,243)	$1,716	$1,215,994	$191,379	$1,407,373	$6,132

(1)	Amount includes approximately $1.0 billion of proceeds on new indebtedness retained by SPG L.P. as part of the separation (see Note 6 - "Indebtedness").
The accompanying notes are an integral part of these statements.

Report of Independent Registered Public Accounting Firm
The Partners of Washington Prime Group, L.P.:
We have audited the accompanying consolidated balance sheets of Washington Prime Group, L.P. as of December 31, 2015 and 2014, and the related consolidated and combined statements of operations and comprehensive (loss) income, equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audit also included the financial statement schedule listed in the Index to Financial Statements on Page F-1. These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Washington Prime Group, L.P. at December 31, 2015 and 2014, and the consolidated and combined results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Washington Prime Group, L.P.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework), and our report dated February 26, 2016 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Indianapolis, Indiana
February 26, 2016

Report of Independent Registered Public Accounting Firm
The Partners of Washington Prime Group, L.P.:
We have audited Washington Prime Group, L.P.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). Washington Prime Group, L.P.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Washington Prime Group, L.P. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Washington Prime Group, L.P. as of December 31, 2015 and 2014, and the related consolidated and combined statements of operations and comprehensive (loss) income, equity, and cash flows for each of the three years in the period ended December 31, 2015 of Washington Prime Group, L.P., and our report dated February 26, 2016 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Indianapolis, Indiana
February 26, 2016

Washington Prime Group, L.P.
Consolidated Balance Sheets
(dollars in thousands, except unit amounts)

	December 31, 2015	December 31, 2014
ASSETS:
Investment properties at cost	$6,656,200	$5,292,665
Less: accumulated depreciation	2,225,750	2,113,929
	4,430,450	3,178,736
Cash and cash equivalents	116,253	108,768
Tenant receivables and accrued revenue, net	91,603	69,616
Real estate assets held-for-sale	30,000	—
Investment in and advances to unconsolidated entities, at equity	488,071	—
Deferred costs and other assets	323,107	170,883
Total assets	$5,479,484	$3,528,003
LIABILITIES:
Mortgage notes payable	$1,799,786	$1,435,114
Notes payable	249,940	—
Unsecured term loans	1,340,000	500,000
Revolving credit facility	278,750	413,750
Accounts payable, accrued expenses, intangibles, and deferred revenues	365,604	194,014
Distributions payable	2,992	—
Cash distributions and losses in partnerships and joint ventures, at equity	15,399	15,298
Other liabilities	13,508	11,786
Total liabilities	4,065,979	2,569,962
Redeemable noncontrolling interests	6,132	—
EQUITY:
Partners' Equity:
General partner
Preferred equity, 7,800,000 units issued and outstanding as of December 31, 2015	202,576	—
Common equity, 185,304,555 and 155,162,597 units issued and outstanding as of December 31, 2015 and 2014, respectively	1,013,418	789,051
Total general partners' equity	1,215,994	789,051
Limited partners, 34,807,051 and 33,030,944 units issued and outstanding as of December 31, 2015 and 2014, respectively	190,297	167,973
Total partners' equity	1,406,291	957,024
Noncontrolling interests	1,082	1,017
Total equity	1,407,373	958,041
Total liabilities, redeemable noncontrolling interests and equity	$5,479,484	$3,528,003

The accompanying notes are an integral part of these statements.

Washington Prime Group, L.P.
Consolidated and Combined Statements of Operations and Comprehensive (Loss) Income
(dollars in thousands, except per unit amounts)

	For the Year Ended December 31,
	2015	2014	2013
REVENUE:
Minimum rent	$628,505	$449,100	$426,039
Overage rent	14,040	9,357	8,715
Tenant reimbursements	259,720	194,826	184,742
Other income	19,391	7,843	6,793
Total revenues	921,656	661,126	626,289
EXPENSES:
Property operating	164,057	109,715	104,089
Depreciation and amortization	332,469	197,890	182,828
Real estate taxes	109,724	77,587	76,216
Repairs and maintenance	31,914	23,431	22,584
Advertising and promotion	11,701	8,389	8,316
Provision for credit losses	2,022	2,332	572
General and administrative	47,933	12,219	—
Spin-off costs	—	38,907	—
Merger and transaction costs	31,653	8,839	—
Ground rent and other costs	8,463	4,656	4,664
Impairment loss	147,979	—	—
Total operating expenses	887,915	483,965	399,269
OPERATING INCOME	33,741	177,161	227,020
Interest expense, net	(139,929)	(82,452)	(55,058)
Income and other taxes	(849)	(1,215)	(196)
(Loss) income from unconsolidated entities	(1,247)	973	1,416
Gain upon acquisition of controlling interests and on sale of interests in properties	4,162	110,988	14,152
NET (LOSS) INCOME	(104,122)	205,455	187,334
Net income attributable to noncontrolling interests	286	—	213
NET (LOSS) INCOME ATTRIBUTABLE TO UNITHOLDERS	(104,408)	205,455	187,121
Less: Preferred unit distributions	(16,218)	—	—
NET (LOSS) INCOME ATTRIBUTABLE TO COMMON UNITHOLDERS	$(120,626)	$205,455	$187,121

NET (LOSS) INCOME ATTRIBUTABLE TO COMMON UNITHOLDERS:
General partner	$(101,515)	$170,029	$155,481
Limited partners	(19,111)	35,426	31,640
Net (loss) income attributable to common unitholders	$(120,626)	$205,455	$187,121

(LOSS) EARNINGS PER COMMON UNIT, BASIC AND DILUTED	$(0.55)	$1.10	$1.00

COMPREHENSIVE (LOSS) INCOME:
Net (loss) income	$(104,122)	$205,455	$187,334
Unrealized gain on interest rate derivative instruments	2,037	—	—
Comprehensive (loss) income	(102,085)	205,455	187,334
Comprehensive income attributable to noncontrolling interests	286	—	213
Comprehensive (loss) income attributable to unitholders	$(102,371)	$205,455	$187,121

The accompanying notes are an integral part of these statements.

Washington Prime Group, L.P.
Consolidated and Combined Statements of Cash Flows
(dollars in thousands)

	For the Year Ended December 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(104,122)	$205,455	$187,334
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization, including fair value rent, fair value debt, deferred financing costs and equity-based compensation	329,895	198,934	184,467
Gain upon acquisition of controlling interests and on sale of interests in properties	(4,162)	(110,988)	(14,152)
Impairment loss	147,979	—	—
Loss on debt extinguishment	—	2,894	—
Provision for credit losses	2,022	2,332	572
Loss (income) from unconsolidated entities	1,247	(973)	(1,416)
Distributions of income from unconsolidated entities	223	1,004	2,110
Changes in assets and liabilities:
Tenant receivables and accrued revenue, net	(1,576)	(8,212)	(1,472)
Deferred costs and other assets	(23,846)	(14,063)	(8,887)
Accounts payable, accrued expenses, deferred revenues and other liabilities	(36,897)	1,257	(12,122)
Net cash provided by operating activities	310,763	277,640	336,434
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(963,144)	(168,600)	—
Capital expenditures, net	(160,512)	(80,292)	(93,292)
Restricted cash reserves for future capital expenditures, net	(2,845)	(9,161)	—
Net proceeds from sale of interests in properties	431,823	24,976	—
Investments in unconsolidated entities	(15,401)	(2,492)	(2,975)
Distributions of capital from unconsolidated entities	4,597	1,137	3,659
Net cash used in investing activities	(705,482)	(234,432)	(92,608)
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to unitholders, net	(228,706)	(1,154,297)	(241,430)
Distributions to noncontrolling interest holders in properties	(8)	(860)	(349)
Redemption of limited partner units	(664)	(31)	—
Redemption of preferred units	(117,384)	—	—
Change in lender-required restricted cash reserve on mortgage loan	(898)	—	—
Net proceeds from issuance of common units, including equity-based compensation plans	1,899	—	—
Proceeds from issuance of debt, net of transaction costs	2,826,258	1,452,385	15,860
Repayments of debt including prepayment penalties	(2,078,293)	(257,494)	(23,036)
Net cash provided by (used in) financing activities	402,204	39,703	(248,955)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,485	82,911	(5,129)
CASH AND CASH EQUIVALENTS, beginning of year	108,768	25,857	30,986
CASH AND CASH EQUIVALENTS, end of year	$116,253	$108,768	$25,857

The accompanying notes are an integral part of these statements.

Washington Prime Group, L.P.
Consolidated and Combined Statements of Equity
(dollars in thousands, except per unit amounts)

	General Partner
	Preferred Equity	Common Equity	Total Equity	Limited Partners	Total Partners' Equity	Non- Controlling Interests	Total Equity	Redeemable Non-Controlling Interests
Balance, December 31, 2012	$—	$1,623,495	$1,623,495	$330,380	$1,953,875	$981	$1,954,856	$—
Distributions to common unitholders, net	—	(213,807)	(213,807)	(43,509)	(257,316)	—	(257,316)	—
Noncontrolling interest in properties	—	—	—	—	—	(349)	(349)	—
Net income	—	155,481	155,481	31,640	187,121	213	187,334	—
Balance, December 31, 2013	—	1,565,169	1,565,169	318,511	1,883,680	845	1,884,525	—
Issuance of limited partner units	—	—	—	22,464	22,464	—	22,464	—
Redemption of limited partner units	—	—	—	(31)	(31)	—	(31)	—
Noncontrolling interest in property	—	—	—	—	—	1,017	1,017	—
Equity-based compensation	—	—	—	1,789	1,789	—	1,789	—
Adjustments to limited partners' interests	—	11,692	11,692	(11,692)	—	—	—	—
Distributions to common unitholders, net (1)	—	(955,803)	(955,803)	(198,494)	(1,154,297)	—	(1,154,297)	—
Purchase of noncontrolling interest	—	—	—	—	—	(845)	(845)	—
Other	—	(2,036)	(2,036)	—	(2,036)	—	(2,036)	—
Net income	—	170,029	170,029	35,426	205,455	—	205,455	—
Balance, December 31, 2014	—	789,051	789,051	167,973	957,024	1,017	958,041	—
Issuance of units in connection with the Merger	319,960	535,032	854,992	29,482	884,474	—	884,474	6,148
Exercise of stock options	—	2,311	2,311	—	2,311	—	2,311	—
Redemption of limited partner units	—	—	—	(664)	(664)	—	(664)	—
Noncontrolling interest in property	—	—	—	—	—	(8)	(8)	—
Equity-based compensation	—	14,126	14,126	—	14,126	—	14,126	—
Adjustments to limited partners' interests	—	(46,461)	(46,461)	46,461	—	—	—	—
Distributions to common unitholders, net	—	(181,071)	(181,071)	(34,165)	(215,236)	—	(215,236)	—
Distributions declared on preferred units	(15,989)	—	(15,989)	—	(15,989)	—	(15,989)	(229)
Redemption of preferred units	(117,384)	—	(117,384)	—	(117,384)	—	(117,384)	—
Other comprehensive income	—	1,716	1,716	321	2,037	—	2,037	—
Net income (loss)	15,989	(101,286)	(85,297)	(19,111)	(104,408)	73	(104,335)	213
Balance, December 31, 2015	$202,576	$1,013,418	$1,215,994	$190,297	$1,406,291	$1,082	$1,407,373	$6,132

(1)	Amount includes approximately $1.0 billion of proceeds on new indebtedness retained by SPG L.P. as part of the separation (see Note 6 - "Indebtedness").
The accompanying notes are an integral part of these statements.

WP Glimcher Inc. and Washington Prime Group, L.P.
Notes to Consolidated and Combined Financial Statements
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)
1.    Organization
WP Glimcher Inc. (formerly named Washington Prime Group Inc.) ("WPG Inc.") is an Indiana corporation that operates as a self-administered and self-managed real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended. REITs will generally not be liable for federal corporate income taxes as long as they continue to distribute not less than 100% of their taxable income and satisfy certain other requirements. Washington Prime Group, L.P. ("WPG L.P.") is WPG Inc.'s majority-owned partnership subsidiary that owns, develops and manages, through its affiliates, all of WPG Inc.'s real estate properties and other assets. WPG Inc. is the sole general partner of WPG L.P. As of December 31, 2015, our assets consisted of material interests in 121 shopping centers in the United States, consisting of community centers and malls.
WPG (defined below) was created to hold the community center business and smaller enclosed malls of Simon Property Group, Inc. ("SPG") and its subsidiaries. On May 28, 2014 (the "Separation Date"), WPG separated from SPG through the distribution of 100% of the outstanding units of WPG L.P. to the owners of Simon Property Group, L.P. ("SPG L.P."), SPG's operating partnership, and 100% of the outstanding shares of WPG Inc. to the SPG shareholders in a tax-free distribution. Prior to the separation, WPG Inc. and WPG L.P. were wholly owned subsidiaries of SPG and its subsidiaries. As described in Note 2 - "Basis of Presentation and Principles of Consolidation and Combination," WPG's results prior to the separation are presented herein on a carveout basis. Prior to or concurrent with the separation, SPG engaged in certain formation transactions that were designed to consolidate the ownership of its interests in 98 properties (the "SPG Businesses") and distribute such interests to us. Pursuant to the separation agreement, on May 28, 2014, SPG distributed 100% of the common shares of WPG Inc. on a pro rata basis to SPG's shareholders as of the May 16, 2014 record date.
Unless the context otherwise requires, references to "WPG," the "Company," "we," "us," and "our" refer to WPG Inc., WPG L.P. and entities in which WPG Inc. or WPG L.P. (or an affiliate) has a material ownership or financial interest, on a consolidated basis, after giving effect to the transfer of assets and liabilities from SPG as well as to the SPG Businesses prior to the date of the completion of the separation. Before the completion of the separation, SPG Businesses were operated as subsidiaries of SPG, which operates as a REIT.
At the time of the separation and distribution, WPG Inc. owned a percentage of the outstanding units of partnership interest, or units, of WPG L.P. that is approximately equal to the percentage of outstanding units of partnership interest that SPG owned of SPG L.P., with the remaining units of WPG L.P. being owned by the limited partners who were also limited partners of SPG L.P. as of the May 16, 2014 record date. The units in WPG L.P. held by limited partners are exchangeable, at their election, for WPG Inc. common shares on a one-for-one basis or cash, as determined by WPG Inc.
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
Prior to the separation, WPG entered into agreements with SPG under which SPG provides various services to us, including accounting, asset management, development, human resources, information technology, leasing, legal, marketing, public reporting and tax. The charges for the services are based on an hourly or per transaction fee arrangement and pass-through of out-of-pocket costs (see Note 11 - "Related Party Transactions").
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
(dollars in thousands, except share, unit, per share and per unit amounts and
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
In the Merger, Glimcher's common shareholders received, for each Glimcher common share, $14.02 consisting of $10.40 in cash and 0.1989 of a share of WPG Inc.'s common stock valued at $3.62 per Glimcher common share, based on the closing price of WPG Inc.'s common stock on the Merger closing date. Approximately 29.9 million shares of WPG Inc.'s common stock were issued to Glimcher shareholders in the Merger, and WPG L.P. issued to WPG Inc. a like number of common units as consideration for the common shares issued. Additionally, included in the consideration were operating partnership units held by limited partners and preferred stock as noted below. In connection with the closing of the Merger, an indirect subsidiary of WPG L.P. was merged into Glimcher's operating partnership. In the Merger, we acquired 23 shopping centers comprised of approximately 15.8 million square feet (unaudited) of gross leasable area and assumed additional mortgages on 14 properties with a fair value of approximately $1.4 billion. The combined company, which was renamed WP Glimcher Inc. in May 2015 upon receiving shareholder approval, is comprised of approximately 69 million square feet of gross leasable area (compared to approximately 53 million square feet (unaudited) for the Company as of December 31, 2014) and has a combined portfolio of material interests in 121 properties as of December 31, 2015.
In the Merger, the preferred stock of Glimcher was converted into preferred stock of WPG Inc., and WPG L.P. issued to WPG Inc. preferred units as consideration for the preferred shares issued. Additionally, each outstanding unit of Glimcher's operating partnership held by limited partners was converted into 0.7431 of a unit of WPG L.P. Further, each outstanding stock option in respect of Glimcher common stock was converted into a WPG Inc. option, and certain other Glimcher equity awards were assumed by WPG Inc. and converted into equity awards in respect of WPG Inc.'s common shares.
Concurrent with the closing of the Merger, Glimcher completed a transaction with SPG under which affiliates of SPG acquired Jersey Gardens in Elizabeth, New Jersey, and University Park Village in Fort Worth, Texas, properties previously owned by affiliates of Glimcher, for an aggregate purchase price of $1.09 billion, including SPG's assumption of approximately $405.0 million of associated mortgage indebtedness (the "Property Sale").
The cash portion of the Merger consideration was funded by the Property Sale and draws under the Bridge Loan (see Note 6 - "Indebtedness"). During the years ended December 31, 2015 and 2014, the Company incurred $31.7 million and $8.8 million of costs related to the Merger, respectively, which are included in merger and transaction costs in the consolidated and combined statements of operations and comprehensive (loss) income.

WP Glimcher Inc. and Washington Prime Group, L.P.
Notes to Consolidated and Combined Financial Statements (Continued)
(dollars in thousands, except share, unit, per share and per unit amounts and where indicated as in millions or billions)

On June 1, 2015, the Company announced a management transition plan through which Mark S. Ordan, the then Executive Chairman of the Board, transitioned to serve as an active non-executive Chairman of the Board and provide consulting services to the Company under a transition and consulting agreement, effective as of January 1, 2016.  Michael P. Glimcher continues to serve as the Company’s Vice Chairman and Chief Executive Officer. Additionally, the Company has reduced staff formerly located in its Bethesda, Maryland-based transition operations group led by C. Marc Richards, the Company’s then Executive Vice President and Chief Administrative Officer, who departed the Company on January 15, 2016. Other senior executives from the Bethesda office who departed the Company at the end of 2015 were Michael J. Gaffney, then Executive Vice President, Head of Capital Markets (who is serving as a consultant to the Company in 2016), and Farinaz S. Tehrani, then Executive Vice President, Legal and Compliance. These management changes resulted in severance and related charges for the year ended December 31, 2015 of approximately $8.6 million, consisting of approximately $4.6 million in cash severance and approximately $4.0 million in non-cash stock compensation charges, which costs are included in the total merger and transaction costs disclosed above. Additionally, WPG Inc.'s Board of Directors appointed Mr. Gregory A. Gorospe as the Company’s new Executive Vice President, General Counsel and Secretary, effective as of October 12, 2015. Finally, in addition to our headquarters in Columbus, Ohio, the Company opened a new leasing, management and operations office in Indianapolis, Indiana, in December 2015.
On June 1, 2015, the Company completed a joint venture transaction with a third party with respect to the ownership and operation of five of the malls and certain related out-parcels acquired in the Merger (see Note 4 - "Investment in Real Estate").
See the "Litigation" section of Note 10 - "Commitments and Contingencies" for a discussion of Merger-related litigation.

2.    Basis of Presentation and Principles of Consolidation and Combination
The accompanying consolidated and combined financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The consolidated balance sheets as of December 31, 2015 and 2014 include the accounts of WPG Inc. and WPG L.P., as well as their majority owned and controlled subsidiaries. The accompanying consolidated and combined statements of operations include the consolidated accounts of the Company and the combined accounts of the SPG Businesses. All intercompany transactions have been eliminated in consolidation and combination.
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
In addition, in light of the combined notes, the Company believes it is important for investors to understand the few differences between WPG Inc. and WPG L.P. The substantive difference between WPG Inc. and WPG L.P. is the fact that WPG Inc. is a REIT with stock traded on a public exchange, while WPG L.P. is a limited partnership with no publicly traded equity. Moreover, the interests in WPG L.P. held by third parties are classified differently by the two entities (i.e. noncontrolling interests for WPG Inc. and partners' equity for WPG L.P.). In the consolidated and combined financial statements, these differences are primarily reflected in the equity section of the consolidated balance sheets and in the consolidated statements of equity. Apart from the different equity presentation, the consolidated and combined financial statements of WPG Inc. and WPG L.P. are nearly identical.

WP Glimcher Inc. and Washington Prime Group, L.P.
Notes to Consolidated and Combined Financial Statements (Continued)
(dollars in thousands, except share, unit, per share and per unit amounts and where indicated as in millions or billions)

Accounting for the Separation
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
For periods presented prior to the separation, our historical combined financial results reflect charges for certain SPG corporate costs and we believe such charges are reasonable; however, such results do not necessarily reflect what our expenses would have been had we been operating as a separate stand-alone public company. These charges are further discussed in Note 11 - "Related Party Transactions." Costs of the services that were charged to us were based on either actual costs incurred or a proportion of costs estimated to be applicable to us. The historical combined financial information presented may therefore not be indicative of the results of operations, financial position or cash flows that would have been obtained if we had been an independent, stand-alone public company during the periods presented prior to the separation or of our future performance as an independent, stand-alone public company. For joint venture or mortgaged properties, SPG has a standard management agreement for management, leasing and development activities provided to the properties. Management fees were based upon a percentage of revenues. For any wholly owned property that does not have a management agreement, SPG allocated the proportion of the underlying costs of management, leasing and development, in a manner that is materially consistent with the percentage of revenue-based management fees and/or upon the actual volume of leasing and development activity occurring at the property.
In connection with the separation, we incurred $38.9 million of expenses, including investment banking, legal, accounting, tax and other professional fees, which are included in spin-off costs for the year ended December 31, 2014 in the accompanying consolidated and combined statements of operations and comprehensive (loss) income.
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
We also consolidate a variable interest entity, or VIE, when we are determined to be the primary beneficiary. Determination of the primary beneficiary of a VIE is based on whether an entity has (1) the power to direct activities that most significantly impact the economic performance of the VIE and (2) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. Our determination of the primary beneficiary of a VIE considers all relationships between us and the VIE, including management agreements and other contractual arrangements. There have been no changes during the year ended December 31, 2015 to any of our previous conclusions about whether an entity qualifies as a VIE or whether we are the primary beneficiary of any previously identified VIE. In connection with the Merger, the Company acquired an interest in a VIE in which we are deemed to be the primary beneficiary. Accordingly, we have consolidated the VIE, which consists solely of undeveloped land. During the year ended December 31, 2015, we did not provide financial or other support to a previously identified VIE that we were not previously contractually obligated to provide.

WP Glimcher Inc. and Washington Prime Group, L.P.
Notes to Consolidated and Combined Financial Statements (Continued)
(dollars in thousands, except share, unit, per share and per unit amounts and where indicated as in millions or billions)

Investments in partnerships and joint ventures represent our noncontrolling ownership interests in properties. We account for these investments using the equity method of accounting. We initially record these investments at cost and we subsequently adjust for net equity in income or loss, which we allocate in accordance with the provisions of the applicable partnership or joint venture agreement and cash contributions and distributions, if applicable. The allocation provisions in the partnership or joint venture agreements are not always consistent with the legal ownership interests held by each general or limited partner or joint venture investee primarily due to partner preferences. We separately report investments in joint ventures for which accumulated distributions have exceeded investments in and our share of net income from the joint ventures within cash distributions and losses in partnerships and joint ventures, at equity in the consolidated balance sheets. The net equity of certain joint ventures is less than zero because of financing or operating distributions that are usually greater than net income, as net income includes non-cash charges for depreciation and amortization, and WPG has committed to or intends to fund the venture.
As of December 31, 2015, our assets consisted of material interests in 121 shopping centers. The consolidated and combined financial statements as of that date reflect the consolidation of 108 wholly owned properties and seven additional properties that are less than wholly owned, but which we control or for which we are the primary beneficiary. We account for our interests in the remaining six properties, or the joint venture properties, using the equity method of accounting, as we have determined that we have significant influence over their operations. We manage the day-to-day operations of the joint venture properties, but do not control the operations as we have determined that our partner or partners have substantive participating rights with respect to the assets and operations of these joint venture properties.
We allocate net operating results of WPG L.P. to third parties and to WPG Inc. based on the partners' respective weighted average ownership interests in WPG L.P. Net operating results of WPG L.P. attributable to third parties are reflected in net income attributable to noncontrolling interests. WPG Inc.'s weighted average ownership interest in WPG L.P. was 84.1%, 82.8% and 83.1% for the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015 and 2014, WPG Inc.'s ownership interest in WPG L.P. was 84.2% and 82.4%, respectively. We adjust the noncontrolling limited partners' interests at the end of each period to reflect their interest in WPG L.P.

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
Investment Properties
We record investment properties at fair value when acquired. Investment properties include costs of acquisitions; development, predevelopment, and construction (including allocable salaries and related benefits); tenant allowances and improvements; and interest and real estate taxes incurred during construction. We capitalize improvements and replacements from repair and maintenance when the repair and maintenance extends the useful life, increases capacity, or improves the efficiency of the asset. All other repair and maintenance items are expensed as incurred. We capitalize interest on projects during periods of construction until the projects are ready for their intended purpose based on interest rates in place during the construction period. Capitalized interest for the years ended December 31, 2015, 2014 and 2013 was $1,781, $283 and $1,019, respectively.
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

WP Glimcher Inc. and Washington Prime Group, L.P.
Notes to Consolidated and Combined Financial Statements (Continued)
(dollars in thousands, except share, unit, per share and per unit amounts and where indicated as in millions or billions)

We review investment properties for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of investment properties may not be recoverable. These circumstances include, but are not limited to, declines in a property's cash flows, ending occupancy, estimated market values or our decision to dispose of a property before the end of its estimated useful life. Furthermore, this evaluation is conducted no less frequently than quarterly, irrespective of changes in circumstances. We measure any impairment of investment property when the estimated undiscounted operating income before depreciation and amortization plus its residual value is less than the carrying value of the property. To the extent impairment has occurred, we charge to expense the excess of carrying value of the property over its estimated fair value. We estimate fair value using unobservable data such as operating income, estimated capitalization rates, leasing prospects and local market information. We may decide to dispose properties that are held for use and the consideration received from these property dispositions may differ from their carrying values. We also review our investments, including investments in unconsolidated entities, if events or circumstances change indicating that the carrying amount of our investments may not be recoverable. We will record an impairment charge if we determine that a decline in the fair value of the investments in unconsolidated entities is other-than-temporary. Changes in economic and operating conditions that occur subsequent to our review of recoverability of investment property and other investments in unconsolidated entities could impact the assumptions used in that assessment and could result in future charges to earnings if assumptions regarding those investments differ from actual results. See the "Impairment" section within Note 4 - "Investment in Real Estate" for a discussion of recent impairments.
Investments in Unconsolidated Entities
Joint ventures are common in the real estate industry. We use joint ventures to finance properties, develop new properties, and diversify our risk in a particular property or portfolio of properties. On June 1, 2015, we completed a joint venture transaction with respect to the ownership and operation of five of our properties (see Note 5 - "Investment in Unconsolidated Entities, at Equity"). We held material unconsolidated joint venture ownership interests in six properties as of December 31, 2015 and one property as of December 31, 2014.
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

WP Glimcher Inc. and Washington Prime Group, L.P.
Notes to Consolidated and Combined Financial Statements (Continued)
(dollars in thousands, except share, unit, per share and per unit amounts and where indicated as in millions or billions)

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
Purchase Accounting Allocation
We record the purchase price of acquisitions and any excess investment in unconsolidated entities to the various components of the acquisition based upon the fair value of each component which may be derived from various observable or unobservable inputs and assumptions. Also, we may utilize third party valuation specialists. These components typically include buildings, land and intangibles related to in-place leases and we estimate:

•	the fair value of land and related improvements and buildings on an as-if-vacant basis;

•	the market value of in-place leases based upon our best estimate of current market rents and amortize the resulting market rent adjustment into revenues;

•	the value of costs to obtain tenants, including tenant allowances and improvements and leasing commissions; and

•	the value of revenue and recovery of costs foregone during a reasonable lease-up period, as if the space was vacant.
The fair value of buildings is depreciated over the estimated remaining life of the acquired buildings or related improvements. We amortize tenant improvements, in-place lease assets and other lease-related intangibles over the remaining life of the underlying leases. We also estimate the value of other acquired intangible assets, if any, which are amortized over the remaining life of the underlying related intangibles.
Use of Estimates
We prepared the accompanying consolidated and combined financial statements in accordance with GAAP. This requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reported period. Our actual results could differ from these estimates.
Segment Disclosure
Our primary business is the ownership, development and management of retail real estate. We have aggregated our operations, including malls and community centers, into one reportable segment because they have similar economic characteristics and we provide similar products and services to similar types of, and in many cases, the same tenants.
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

In February 2015, the FASB issued ASU No. 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis." This standard changes the way reporting enterprises must evaluate the consolidation of limited partnerships, variable interests and similar entities. It is effective for the first annual reporting period beginning after December 15, 2015, with early adoption permitted. We are currently evaluating the impact, if any, the adoption of this standard will have on our consolidated financial statements, but do not believe it will impact any of our previous conclusions regarding consolidation.

WP Glimcher Inc. and Washington Prime Group, L.P.
Notes to Consolidated and Combined Financial Statements (Continued)
(dollars in thousands, except share, unit, per share and per unit amounts and where indicated as in millions or billions)

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

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)." ASU No. 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. It is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. We are currently evaluating the impact the adoption of this standard will have on our consolidated financial statements.
Deferred Costs and Other Assets
Deferred costs and other assets include the following as of December 31, 2015 and 2014:

	2015	2014
Deferred financing and lease costs, net	$120,712	$83,911
In-place lease intangibles, net	99,836	38,137
Acquired above market lease intangibles, net	47,285	17,237
Mortgage and other escrow deposits	38,906	22,339
Prepaids, notes receivable and other assets, net	16,368	9,259
	$323,107	$170,883
Deferred Financing and Lease Costs
Our deferred costs consist primarily of financing fees we incurred in order to obtain long-term financing and internal and external leasing commissions and related costs. We record amortization of deferred financing costs on a straight-line basis over the terms of the respective loans or agreements. Our deferred leasing costs consist of salaries and related benefits, fees charged by SPG for salaries and related benefits incurred in connection with lease originations, and fees paid to third party brokers. We record amortization of deferred leasing costs on a straight-line basis over the terms of the related leases. Details of these deferred costs as of December 31, 2015 and 2014 are as follows:

	2015	2014
Deferred financing and lease costs	$197,316	$142,451
Accumulated amortization	(76,604)	(58,540)
Deferred financing and lease costs, net	$120,712	$83,911

WP Glimcher Inc. and Washington Prime Group, L.P.
Notes to Consolidated and Combined Financial Statements (Continued)
(dollars in thousands, except share, unit, per share and per unit amounts and where indicated as in millions or billions)

We report amortization of deferred financing costs and amortization of debt fair value adjustments as part of interest expense. Amortization of deferred leasing costs is a component of depreciation and amortization expense. We amortize debt fair value adjustments, which are included in mortgages, over the remaining terms of the related debt instruments. These fair value adjustments arise as part of the purchase price allocation of the fair value of debt assumed in acquisitions. The accompanying consolidated and combined statements of operations include amortization for the years ended December 31, 2015, 2014 and 2013 as follows:

	For the Year Ended December 31,
	2015	2014	2013
Amortization of deferred financing costs	$15,382	$3,028	$823
Amortization of debt fair value adjustments	$(14,102)	$(1,971)	$(509)
Amortization of deferred leasing costs	$27,230	$12,504	$10,778

Revenue Recognition
We, as a lessor, retain substantially all of the risks and benefits of ownership of the investment properties and account for our leases as operating leases. We generally accrue minimum rents on a straight-line basis over the terms of their respective leases. A large number of our retail tenants are also required to pay overage rents based on sales over a stated base amount during the lease year. We recognize overage rents only when each tenant's sales exceed the applicable sales threshold as defined in their lease. We amortize any tenant inducements as a reduction of revenue utilizing the straight-line method over the term of the related lease or occupancy term of the tenant, if shorter.
A substantial portion of our leases require the tenant to reimburse us for a substantial portion of our operating expenses, including common area maintenance, or CAM, real estate taxes and insurance. This significantly reduces our exposure to increases in costs and operating expenses resulting from inflation. Such property operating expenses typically include utility, insurance, security, janitorial, landscaping, food court and other administrative expenses. We accrue reimbursements from tenants for recoverable portions of all these expenses as revenue in the period the applicable expenditures are incurred. As of December 31, 2015 the vast majority of our shopping center leases receive a fixed payment from the tenant for the CAM component which is recorded as revenue when earned. When not reimbursed by the fixed-CAM component, CAM expense reimbursements are based on the tenant's proportionate share of the allocable operating expenses and CAM capital expenditures for the property. We also receive escrow payments for these reimbursements from substantially all our non-fixed CAM tenants and monthly fixed CAM payments throughout the year. We recognize differences between estimated recoveries and the final billed amounts in the subsequent year. These differences were not material in any period presented. Our advertising and promotional costs are expensed as incurred.
Allowance for Credit Losses
We record a provision for credit losses based on our judgment of a tenant's creditworthiness, ability to pay and probability of collection. In addition, we also consider the retail sector in which the tenant operates and our historical collection experience in cases of bankruptcy, if applicable. Accounts are written off when they are deemed to be no longer collectible. The activity in the allowance for credit losses during the years ended December 31, 2015, 2014 and 2013 is as follows:

	For the Year Ended December 31,
	2015	2014	2013
Balance, beginning of year	$3,389	$3,231	$3,867
Provision for credit losses	2,022	2,332	572
Accounts written off, net of recoveries	(2,965)	(2,174)	(1,208)
Balance, end of year	$2,446	$3,389	$3,231

WP Glimcher Inc. and Washington Prime Group, L.P.
Notes to Consolidated and Combined Financial Statements (Continued)
(dollars in thousands, except share, unit, per share and per unit amounts and where indicated as in millions or billions)

Income and Other Taxes
Subsequent to the separation from SPG, WPG Inc. has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code and applicable Treasury regulations relating to REIT qualification. Prior to the separation from SPG, the SPG Businesses historically operated under SPG's REIT structure. In order to maintain REIT status, the regulations require the entity to distribute at least 90% of taxable income to its owners and meet certain other asset and income tests as well as other requirements. WPG Inc. intends to continue to adhere to these requirements and maintain its REIT status and that of its REIT subsidiaries. As a REIT, WPG Inc. will generally not be liable for federal corporate income taxes as long as it continues to distribute in excess of 100% of its taxable income. Thus, we made no provision for federal income taxes on WPG Inc. in the accompanying consolidated and combined financial statements. If WPG Inc. fails to qualify as a REIT, it will be subject to tax at regular corporate rates for the years in which it failed to qualify. If WPG Inc. loses its REIT status it could not elect to be taxed as a REIT for four years unless its failure to qualify was due to reasonable cause and certain other conditions were satisfied.
We have also elected taxable REIT subsidiary ("TRS) status for some of WPG Inc.'s subsidiaries. This enables us to provide services that would otherwise be considered impermissible for REITs and participate in activities that do not qualify as "rents from real property." For the year ended December 31, 2015, we recorded a federal income tax provision of $447 related to the taxable income generated by the TRS entities, which expense is included in income and other taxes in the accompanying consolidated and combined statements of operations and comprehensive (loss) income. For these entities, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the temporary differences reverse. A valuation allowance for deferred tax assets is provided if we believe all or some portion of the deferred tax asset may not be realized. An increase or decrease in the valuation allowance that results from the change in circumstances that causes a change in our judgment about the realizability of the related deferred tax asset is included in income. As of December 31, 2015 and 2014, we had no deferred tax assets related to WPG Inc.'s TRSs.
We are also subject to certain other taxes, including state and local taxes and franchise taxes, which are included in income and other taxes in the accompanying consolidated and combined statements of operations and comprehensive (loss) income.
For federal income tax purposes, the cash distributions paid to WPG Inc.'s common and preferred shareholders may be characterized as ordinary income, return of capital (generally non-taxable) or capital gains. Tax law permits certain characterization of distributions which could result in differences between cash basis and tax basis distribution amounts.
The following characterizes distributions paid per common and preferred share on a tax basis for the years ended December 31, 2015 and 2014 (from inception on May 28, 2014):

	2015		2014
	$	%	$	%
Common shares
Ordinary income	$1.0000	100.00%	$0.4805	96.10%
Capital gain	—	—%	0.0195	3.90%
	$1.0000	100.00%	$0.5000	100.00%

Series G Preferred Shares (1)
Ordinary income	$0.5868	2.29%	N/A	N/A
Non-dividend distributions (2)	25.0000	97.71%	N/A	N/A
	$25.5868	100.00%	N/A	N/A

Series H Preferred Shares (1)
Ordinary income	$1.8752	100.00%	N/A	N/A

Series I Preferred Shares (1)
Ordinary income	$1.7188	100.00%	N/A	N/A
(1) Shares issued in conjunction with the Merger on January 15, 2015.
(2) Shares redeemed in full on April 15, 2015.

WP Glimcher Inc. and Washington Prime Group, L.P.
Notes to Consolidated and Combined Financial Statements (Continued)
(dollars in thousands, except share, unit, per share and per unit amounts and where indicated as in millions or billions)

Noncontrolling Interests for WPG Inc.
Details of the carrying amount of WPG Inc.'s noncontrolling interests are as follows as of December 31, 2015 and 2014:

	2015	2014
Limited partners' interests in WPG L.P.	$190,297	$167,973
Noncontrolling interests in properties	1,082	1,017

Total noncontrolling interests	$191,379	$168,990
Net income attributable to noncontrolling interests (which includes limited partners' interests in WPG L.P. and noncontrolling interests in consolidated properties) is a component of consolidated and combined net income of WPG Inc.

4.    Investment in Real Estate
Summary
Investment properties consisted of the following as of December 31, 2015 and 2014:

	2015	2014
Land	$1,005,529	$765,593
Buildings and improvements	5,569,268	4,461,873
Total land, buildings and improvements	6,574,797	5,227,466
Furniture, fixtures and equipment	81,403	65,199
Investment properties at cost	6,656,200	5,292,665
Less: accumulated depreciation	2,225,750	2,113,929
Investment properties at cost, net	$4,430,450	$3,178,736

Construction in progress included above	$80,178	$41,440

WP Glimcher Inc. and Washington Prime Group, L.P.
Notes to Consolidated and Combined Financial Statements (Continued)
(dollars in thousands, except share, unit, per share and per unit amounts and where indicated as in millions or billions)

The Merger

On January 15, 2015, we acquired 23 properties in the Merger (see Note 1 - "Organization"). We reflected the assets and liabilities of the properties acquired in the Merger at the estimated fair value on the January 15, 2015 acquisition date. The following table summarizes the fair value allocation for the acquisition, which is preliminary and subject to revision within the measurement period (not to exceed one year from the date of the acquisition), as of December 31, 2015:

Investment properties	$3,096,610
Cash and cash equivalents (1)	547,294
Tenant accounts receivable	14,311
Investment in and advances to unconsolidated real estate entities	22,139
Deferred costs and other assets (including intangibles)	370,079
Accounts payable, accrued expenses, intangibles, and deferred revenue	(294,543)
Distributions payable	(2,658)
Redeemable noncontrolling interests, including preferred units	(6,148)
Total assets acquired and liabilities assumed	3,747,084
Fair value of mortgage notes payable assumed	(1,356,389)
Net assets acquired	2,390,695
Less: Common shares issued	(535,490)
Less: Preferred shares issued	(319,960)
Less: Common operating partnership units issued to limited partners	(29,482)
Less: Cash and cash equivalents acquired	(547,294)
Net cash paid for acquisition	$958,469

(1)	Includes the proceeds from the Property Sale, net of the repayment of the $155.0 million balance on the Glimcher credit facility.
The consolidated balance sheet at December 31, 2015 contains certain intangible assets associated with the Merger. Intangibles of $103.9 million, which relate primarily to above-market leases and lease in place values (excluding the amounts related to the O'Connor Properties, which were transferred to unconsolidated entities upon deconsolidation on June 1, 2015, per Note 4 - "Investment in Unconsolidated Entities, at Equity"), are included in “Deferred costs and other assets” at December 31, 2015. Intangibles of $102.3 million, which are primarily related to below-market leases, are included in “Accounts payable, accrued expense, intangibles, and deferred revenue” at December 31, 2015.
Total revenues and net loss (excluding transaction costs and costs of corporate borrowing) from the properties we acquired in the Merger (including the amounts from the O'Connor Properties for periods prior to the date of the O'Connor Joint Venture transaction) were $243.2 million and $36.6 million, respectively, for the year ended December 31, 2015 and are included in the accompanying consolidated and combined statements of operations and comprehensive (loss) income.
Real Estate Acquisitions and Dispositions
We acquire interests in properties to generate both current income and long-term appreciation in value. We acquire interests in individual properties or portfolios of retail real estate companies that meet our investment criteria and sell properties which no longer meet our strategic criteria. Unless otherwise noted below, gains and losses on these transactions are included in gain upon acquisition of controlling interests, sale or disposal of assets and interests in unconsolidated entities, and impairment charge on investment in unconsolidated entities, net in the accompanying consolidated statements of operations and comprehensive (loss) income. We expense acquisition and potential acquisition costs related to business combinations and disposition related costs as they are incurred. We incurred a minimal amount of transaction expenses during 2015, 2014 and 2013, excluding those related to the separation from SPG and Merger disclosed in Note 1 - "Organization."
Acquisition activity other than the Merger and disposition activity for the years ended December 31, 2015, 2014 and 2013 is highlighted as follows:

WP Glimcher Inc. and Washington Prime Group, L.P.
Notes to Consolidated and Combined Financial Statements (Continued)
(dollars in thousands, except share, unit, per share and per unit amounts and where indicated as in millions or billions)

2015 Acquisition
On January 13, 2015, we acquired Canyon View Marketplace, a shopping center located in Grand Junction, Colorado, for $10.0 million including the assumption of an existing mortgage with a principal balance of $5.5 million. The purchase price was substantially comprised of the fair value of the acquired investment property. The source of funding for the acquisition was cash on hand.
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
We reflected the assets and liabilities of the above acquisition properties at the estimated fair value on the respective acquisition dates and recorded remeasurement gains on our previous investments as indicated in the table above. The following table summarizes the fair value allocations for the acquisitions, which were finalized during 2015 with no material changes from the amounts disclosed as of December 31, 2014 in WPG Inc.'s 2014 Annual Report on Form 10-K:

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
2014 Dispositions
On July 17, 2014, we sold Highland Lakes Center, a wholly owned shopping center in Orlando, Florida, for net proceeds of $20.5 million, resulting in a gain of approximately $9.0 million, which is included in gain upon acquisition of controlling interests and on sale of interests in properties in the accompanying consolidated and combined statements of operations and comprehensive (loss) income.
On June 23, 2014, we sold New Castle Plaza, a wholly owned shopping center in New Castle, Indiana, for net proceeds of $4.4 million, resulting in a gain of approximately $2.4 million, which is included in gain upon acquisition of controlling interests and on sale of interests in properties in the accompanying consolidated and combined statements of operations and comprehensive (loss) income.

WP Glimcher Inc. and Washington Prime Group, L.P.
Notes to Consolidated and Combined Financial Statements (Continued)
(dollars in thousands, except share, unit, per share and per unit amounts and where indicated as in millions or billions)

On February 28, 2014, SPG disposed of its interest in one unconsolidated shopping center and recorded a gain of approximately $0.2 million, which is included in gain upon acquisition of controlling interest and on sale of interests in properties in the consolidated and combined statements of operations and comprehensive (loss) income. This property is part of a portfolio of interests in properties, the remainder of which is included within those properties distributed by SPG to WPG on May 28, 2014.
2013 Dispositions
On February 21, 2013, SPG increased its economic interest in three unconsolidated shopping centers and subsequently disposed of its interests in those properties. The aggregate gain recognized on this transaction was approximately $14.2 million and is included in gain upon acquisition of controlling interests and on sale of interests in properties in the consolidated and combined statements of operations and comprehensive (loss) income. These properties were part of a portfolio of interests in properties, the remainder of which is included within those properties distributed by SPG to WPG on May 28, 2014.
Intangible Assets and Liabilities Associated with Acquisitions

Intangible assets and liabilities as of December 31, 2015, which were recorded at the respective acquisition dates, are associated with the Company's acquisitions of properties at fair value, including the properties acquired in the Merger.

The gross intangibles recorded as of their respective acquisition dates are comprised of an asset for acquired above-market leases of $62,900 in which the Company is the lessor, a liability for acquired below-market leases of $162,699 in which the Company is the lessor, a liability of $2,536 for an acquired above-market ground lease in which the Company is the lessee, and an asset for in-place leases of $156,842.

The intangibles related to above and below-market leases in which the Company is the lessor are amortized to minimum rents on a straight-line basis over the estimated life of the lease, with amortization as a net increase to minimum rents in the amounts of $17,863, $809 and $1,324 for the years ended December 31, 2015, 2014 and 2013, respectively. The above and below-market leases in which the Company is the lessee are amortized to other operating expenses over the life of the non-cancelable lease terms, with amortization as a net decrease to other operating expenses in the amount of $75 for the year ended December 31, 2015 (none in 2014 or 2013). In-place leases are amortized to depreciation and amortization expense over the life of the leases to which they pertain, with such amortization in the amounts of $43,941, $8,094 and $7,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

The table below identifies the types of intangible assets and liabilities, their location on the consolidated balance sheets, their weighted average amortization period, and their book value, which is net of accumulated amortization, as of December 31, 2015 and 2014:

			Balance as of
Intangible Asset/Liability	Location on the Consolidated Balance Sheets	Weighted Average Remaining Amortization (in years)	December 31, 2015	December 31, 2014
Above-market leases - Company is lessor	Deferred costs and other assets	6.9	$47,285	$17,237
Below-market leases - Company is lessor	Accounts payable, accrued expenses, intangibles and deferred revenues	13.0	$131,854	$35,808
Above-market lease - Company is lessee	Accounts payable, accrued expenses, intangibles and deferred revenues	31.5	$2,461	$—
In-place leases	Deferred costs and other assets	9.5	$99,836	$38,137

WP Glimcher Inc. and Washington Prime Group, L.P.
Notes to Consolidated and Combined Financial Statements (Continued)
(dollars in thousands, except share, unit, per share and per unit amounts and where indicated as in millions or billions)

The net amortization of intangibles as an increase (decrease) to net income as of December 31, 2015 is as follows:

	Above/Below-Market Leases-Lessor	Above/Below-Market Leases-Lessee	In-place Leases	Total Net Intangible Amortization
2016	$8,340	$78	$(23,394)	$(14,976)
2017	6,077	78	(18,275)	(12,120)
2018	5,248	78	(12,074)	(6,748)
2019	5,946	78	(10,176)	(4,152)
2020	6,066	78	(7,866)	(1,722)
Thereafter	52,892	2,071	(28,051)	26,912
	$84,569	$2,461	$(99,836)	$(12,806)

Impairment
During the fourth quarter of 2015, we concluded that it was unlikely that we would continue to hold our non-core malls for more than the period necessary to negotiate or arrange for the disposal of these properties, which may occur at any time within the next two years. We sold two of these centers, Forest Mall and Northlake Mall, on January 29, 2016 and have classified those malls as held-for-sale as of December 31, 2015. Nevertheless, given uncertainties over the likelihood of finding suitable buyers for the remaining non-core assets, we cannot conclude that disposal is probable within one year and therefore these properties remain classified as held for use as of December 31, 2015. Accordingly, we shortened the hold period in our quarterly impairment testing for these assets, which resulted in an inability to recover the net book value of these assets over the estimated hold period and thus required that we measure these assets at fair value to determine whether any impairment exists. The Company used Level 3 inputs within the fair value hierarchy to determine the estimated fair value of these properties. In using these inputs, we applied the market capitalization rates that we believe a market participant would use when valuing these properties, multiplied by our estimate of stabilized net operating income for each property. We then compared these fair value measurements to the related carrying values, which has resulted in the recording of an impairment charge of approximately $138 million in the accompanying consolidated statements of operations and comprehensive (loss) income for the year ended December 31, 2015. The charge primarily relates to the following non-core assets: (1) Forest Mall, a shopping center located in Fond Du Lac, Wisconsin (subsequently sold on January 29, 2016); (2) Gulf View Square Mall, a shopping center located in Port Richey, Florida; (3) Knoxville Center, a shopping center located in Knoxville, Tennessee; (4) Northlake Mall, a shopping center located in Atlanta, Georgia (subsequently sold on January 29, 2016); (5) River Oaks Center, a shopping center located in Calumet City, Illinois; and (6) Virginia Center Commons, a shopping center located in Glen Allen, Virginia.
During the third quarter of 2015, we were informed that a major anchor tenant of Chesapeake Square, located in Chesapeake, Virginia, intends to close their store at the property during the first half of 2016. This impending closure was deemed a triggering event and, therefore, we evaluated this property in conjunction with our quarterly impairment review and preparation of our financial statements for the quarter ended September 30, 2015. The Company used Level 3 inputs within the fair value hierarchy to determine the estimated fair value of this property. In using these inputs, we applied market capitalization rates for similar properties to our estimated future cash flows of the property, taking into consideration the above mentioned impending closure. This analysis yielded a shortfall in estimated undiscounted future cash flows against net book value. Accordingly, we wrote the value of the investment in real estate down to its estimated fair value of $25.4 million by recording an impairment loss of $9.9 million in the accompanying consolidated and combined statements of operations and comprehensive (loss) income for the year ended December 31, 2015. Furthermore, on October 30, 2015, we received a notice of default letter and have commenced discussion with the special servicer regarding the $62.6 million non-recourse mortgage encumbering this property (see Note 6 - "Indebtedness").

WP Glimcher Inc. and Washington Prime Group, L.P.
Notes to Consolidated and Combined Financial Statements (Continued)
(dollars in thousands, except share, unit, per share and per unit amounts and where indicated as in millions or billions)

Condensed Pro Forma Financial Information (Unaudited)
The results of operations of acquired properties are included in the consolidated and combined statements of operations beginning on their respective acquisition dates. The following unaudited condensed pro forma financial information is presented as if the Merger and the Property Sale described in Note 1 - "Organization," which were completed on January 15, 2015, had been consummated on January 1, 2014. The unaudited condensed pro forma financial information assumes the O'Connor Joint Venture transaction completed on June 1, 2015 and the 2014 acquisitions listed above also occurred as of January 1, 2014. Additionally, adjustments have been made to reflect the following transactions as if they occurred on January 1, 2014: the issuance of the Notes Payable on March 24, 2015 (see Note 6 - "Indebtedness"), the redemption of all of the outstanding Series G Preferred Shares on April 15, 2015 (see Note 9 - "Equity"), the refinancings of property mortgages on May 21, 2015 (see Note 6 - "Indebtedness"), the receipt of funds from the New Term Loan on June 4, 2015 (see Note 6 - "Indebtedness") and the receipt of funds from the December 2015 Term Loan on December 10, 2015 (see Note 6 - "Indebtedness") . Finally, the January 13, 2015 acquisition of Canyon View Marketplace has been excluded from this analysis because it would not have a significant impact. The unaudited condensed pro forma financial information is for comparative purposes only and not necessarily indicative of what actual results of operations of the Company would have been had the Merger and other transactions noted above been consummated on January 1, 2014, nor does it purport to represent the results of operations for future periods.
WPG Inc. Condensed Pro Forma Financial Information (Unaudited)
The table below contains information related to the unaudited condensed pro forma financial information of WPG Inc. for the years ended December 31, 2015 and 2014 is as follows:

	Years Ended December 31,
	2015	2014
Total revenues	$874,638	$886,158
Net (loss) income attributable to the Company	$(60,876)	$74,147
Net (loss) income attributable to common shareholders	$(75,024)	$60,115
(Loss) earnings per common share-basic and diluted	$(0.40)	$0.32
Weighted average shares outstanding-basic (in thousands)	185,250	185,031
Weighted average shares outstanding-diluted (in thousands)	219,616	219,528
WPG L.P. Condensed Pro Forma Financial Information (Unaudited)
The table below contains information related to the unaudited condensed pro forma financial information of WPG L.P. for the years ended December 31, 2015 and 2014 is as follows:

	Years Ended December 31,
	2015	2014
Total revenues	$874,638	$886,158
Net (loss) income attributable to unitholders	$(74,734)	$85,309
Net (loss) income attributable to common unitholders	$(88,882)	$71,277
(Loss) earnings per common unit-basic and diluted	$(0.40)	$0.32
Weighted average units outstanding-basic (in thousands)	219,616	219,402
Weighted average units outstanding-diluted (in thousands)	219,616	219,528

WP Glimcher Inc. and Washington Prime Group, L.P.
Notes to Consolidated and Combined Financial Statements (Continued)
(dollars in thousands, except share, unit, per share and per unit amounts and where indicated as in millions or billions)

5.    Investment in Unconsolidated Entities, at Equity
The Company's investment activity in unconsolidated real estate entities for the year ended December 31, 2015 consisted of investments in the following joint ventures:

•	The O'Connor Joint Venture
On June 1, 2015, we completed a joint venture transaction with O'Connor Mall Partners, L.P. ("O'Connor"), an unaffiliated third party, with respect to the ownership and operation of five of the Company’s malls and certain related out-parcels (the "O'Connor Joint Venture") acquired in the Merger, which were valued at approximately $1.625 billion, consisting of the following: The Mall at Johnson City located in Johnson City, Tennessee; Pearlridge Center located in Aiea, Hawaii; Polaris Fashion Place® located in Columbus, Ohio; Scottsdale Quarter® located in Scottsdale, Arizona and Town Center Plaza (which consists of Town Center Plaza and the adjacent Town Center Crossing) located in Leawood, Kansas (collectively the "O'Connor Properties"). Under the terms of the joint venture agreement, we retained a 51% interest in the O'Connor Joint Venture and sold the remaining 49% interest to O'Connor. In addition, the Company received reimbursement for 49% of costs incurred as of June 1, 2015 related to development activity at Scottsdale Quarter. The transaction generated net proceeds, after taking into consideration the assumption of debt (including the new loans on Pearlridge Center and Scottsdale Quarter) and costs associated with the transaction, of approximately $432 million (including $28.7 million for the partial reimbursement of the Scottsdale Quarter development costs), which was used to repay a portion of the Bridge Loan (see Note 6 - "Indebtedness"). Since we no longer control the operations of the O'Connor Properties, we deconsolidated the properties and recorded a gain in connection with this sale of $4.2 million, which is included in gain upon acquisition of controlling interests and on sale of interests in properties for the year ended December 31, 2015 within the accompanying consolidated and combined statements of operations and comprehensive (loss) income. We retained management and leasing responsibilities for the O'Connor Properties, though our partner's substantive participating rights over the decisions most important to the operations of the O'Connor Joint Venture preclude our control and consolidation of this venture.
This investment consists of a 51% interest held by the Company in the O'Connor Joint Venture that owns and operates the O'Connor Properties. One of the properties in this venture, Pearlridge Center, is subject to a ground lease.

•	The Seminole Joint Venture
This investment consists of a 45% interest held by the Company in Seminole Towne Center, an approximate 1.1 million square foot (unaudited) enclosed regional mall located in the Orlando, Florida area. The Company's effective financial interest in this property (after preferences) is approximately 25%.

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
The results for the O'Connor Joint Venture are included below for the period from June 1, 2015 through December 31, 2015.
The results for the joint venture that previously owned Clay Terrace, located in Carmel, Indiana, are included in the results below for the period from January 1, 2013 through June 19, 2014. On June 20, 2014, the Company purchased the remaining ownership interest in this property from its former joint venture partner. As a result, the Company now owns all of the equity interest in this property, and therefore it is now consolidated.
The results for the joint venture that previously owned seven open-air shopping centers located in various locations are included in the results below for the period from January 1, 2013 through June 17, 2014. On June 18, 2014, the Company purchased a controlling ownership interest in these properties from its former joint venture partner. As a result, the Company now owns essentially all of the equity interest in these properties, and therefore they are now consolidated.

WP Glimcher Inc. and Washington Prime Group, L.P.
Notes to Consolidated and Combined Financial Statements (Continued)
(dollars in thousands, except share, unit, per share and per unit amounts and where indicated as in millions or billions)

The results for the joint venture that previously owned Whitehall Mall, located in Whitehall, Pennsylvania, are included in the results below for the period from January 1, 2013 through November 30, 2014. On December 1, 2014, the Company purchased the remaining ownership interest in this property from its former joint venture partner. As a result, the Company now owns all of the equity interest in this property, and therefore it is now consolidated.
The results for Seminole Towne Center are included below for all periods presented. The results for the Company's indirect 12.5% ownership interest in another real estate project are included for the period from January 15, 2015 through December 31, 2015.
The following table presents the unaudited combined balance sheets for the unconsolidated joint venture properties for the periods indicated above during which the Company accounted for these investments as unconsolidated entities as of December 31, 2015 and 2014:

	December 31,
	2015	2014
Assets:
Investment properties at cost, net	$1,693,769	$61,057
Construction in progress	55,529	—
Cash and cash equivalents	28,839	1,172
Tenant receivables and accrued revenue, net	29,297	1,260
Deferred costs and other assets (1)	157,170	3,283
Total assets	$1,964,604	$66,772
Liabilities and Members’ Equity:
Mortgage notes payable	$911,079	$57,346
Accounts payable, accrued expenses, intangibles, and deferred revenues, and other liabilities (2)	137,613	1,834
Total liabilities	1,048,692	59,180
Members’ equity	915,912	7,592
Total liabilities and members’ equity	$1,964,604	$66,772
Our share of members’ equity (deficit)	$461,227	$(15,298)

(1)	Includes value of acquired in-place leases and acquired above-market leases with a net book value of $113,822 as of December 31, 2015.

(2)	Includes the net book value of below market leases of $86,584 as of December 31, 2015.
The following table presents the investment in and advances to (cash distributions and losses in) unconsolidated real estate entities for the periods indicated above during which the Company accounted for these investments as unconsolidated entities as of December 31, 2015 and 2014:

	December 31,
	2015	2014
Our share of members’ equity (deficit)	$461,227	$(15,298)
Advances and excess investment	11,445	—
Investment in and advances to (cash distributions and losses in) unconsolidated real estate entities	$472,672	$(15,298)

WP Glimcher Inc. and Washington Prime Group, L.P.
Notes to Consolidated and Combined Financial Statements (Continued)
(dollars in thousands, except share, unit, per share and per unit amounts and where indicated as in millions or billions)

The following table presents the unaudited combined statements of operations for the unconsolidated joint venture properties for the periods indicated above during which the Company accounted for these investments as unconsolidated entities for the years ended December 31, 2015, 2014 and 2013:

	For the Years Ended December 31,
	2015	2014	2013
Total revenues	$127,263	$41,248	$67,238
Operating expenses	53,204	15,291	22,886
Depreciation and amortization	48,876	9,649	15,615
Operating income	25,183	16,308	28,737
Interest expense, net	(19,652)	(8,936)	(14,583)
Other expenses, net	(483)	—	—
Net income from the Company's unconsolidated real estate entities	$5,048	$7,372	$14,154

Our share of (loss) income from the Company's unconsolidated real estate entities	$(1,247)	$973	$1,416

6.    Indebtedness
Mortgage Debt
Total mortgage indebtedness at December 31, 2015 and 2014 was as follows:

	2015	2014
Face amount of mortgage loans	$1,782,103	$1,431,516
Fair value adjustments, net	17,683	3,598
Carrying value of mortgage loans	$1,799,786	$1,435,114
A roll forward of mortgage indebtedness from December 31, 2014 to December 31, 2015 is summarized as follows:

Balance, December 31, 2014	$1,435,114
Debt assumptions at fair value	1,364,503
Repayment of debt	(558,063)
Debt issuances	390,000
Debt amortization payments	(20,184)
Debt transferred to unconsolidated entities	(795,711)
Amortization of fair value and other adjustments	(15,873)
Balance, December 31, 2015	$1,799,786
The mortgage debt had weighted average interest and maturity of 5.1% and 4.4 years at December 31, 2015 and 5.23% and 5.3 years at December 31, 2014. See "Covenants" section below for a discussion on mortgage loans in default at December 31, 2015.
2015 Activity
On December 30, 2015, the Company executed an amendment to the loan on Henderson Square. The amendment extended the Call Date, upon which the lender can make the loan due and payable, to January 1, 2018. Effective January 1, 2016, the fixed interest rate decreased from 4.43% to 3.17%.

WP Glimcher Inc. and Washington Prime Group, L.P.
Notes to Consolidated and Combined Financial Statements (Continued)
(dollars in thousands, except share, unit, per share and per unit amounts and where indicated as in millions or billions)

On October 1, 2015, the Company exercised the first of two options to extend the maturity date of the mortgage loan on WestShore Plaza for one year to October 1, 2016. The Company intends to exercise the second option to extend the maturity date to October 1, 2017.
On July 31, 2015, the Company repaid the $115.0 million mortgage on Clay Terrace and, on August 3, 2015, the Company repaid the $24.5 million mortgage on Bloomingdale Court. The repayments were funded with an additional borrowing on the Revolver (defined below).
On June 30, 2015, we repaid the $20.0 million mezzanine loan on WestShore Plaza through a borrowing on the Revolver (defined below).
On June 1, 2015, we deconsolidated the O'Connor Properties (see Note 5 - "Investment in Unconsolidated Entities, at Equity"), thereby transferring $795.7 million of mortgages to unconsolidated entities.
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
On January 13, 2015, resulting from our acquisition of Canyon View Marketplace (see Note 4 - "Investment in Real Estate"), we assumed an additional mortgage with a fair value of $6.4 million.
2014 Activity
On December 1, 2014, resulting from our acquisition of the controlling interest in Whitehall Mall (see Note 4 - "Investment in Real Estate"), we consolidated an additional mortgage with a fair value of $11.6 million.
On December 1, 2014, the Company repaid the $29.9 million mortgage on Village Park Plaza and $24.8 million mortgage on the Plaza at Buckland Hills through a $55.0 million borrowing under the Revolver (defined below).
On October 29, 2014, the Company repaid the $15.3 million mortgage on Lake View Plaza and $2.2 million mortgage on DeKalb Plaza through a $18.0 million borrowing under the Revolver (defined below).
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
On June 20, 2014, resulting from our acquisition of the controlling interest in Clay Terrace (see Note 4 - "Investment in Real Estate"), we assumed an additional mortgage with a fair value of $117.5 million.
On June 19, 2014, we closed on an extension of the 5.84% fixed rate mortgage on Chesapeake Square with unpaid principal balance of $64.7 million and original maturity date of August 1, 2014. The new maturity date is February 1, 2017, with a one-year extension option subject to certain requirements.
On June 18, 2014, resulting from our acquisition of the controlling interest in a portfolio of seven open-air shopping centers (see Note 4 - "Investment in Real Estate"), we assumed additional mortgages on four properties with a fair value of $88.9 million.

WP Glimcher Inc. and Washington Prime Group, L.P.
Notes to Consolidated and Combined Financial Statements (Continued)
(dollars in thousands, except share, unit, per share and per unit amounts and where indicated as in millions or billions)

On June 5, 2014, we repaid the mortgage on Sunland Park Mall in the amount of $30.7 million (including prepayment penalty of $2.9 million, which is recorded in interest expense in the accompanying consolidated and combined statements of operations. The loan was due to mature on January 1, 2026. The repayment was funded through a borrowing on the Revolver (defined below).
On February 20, 2014, West Ridge Mall refinanced its $64.6 million, 5.89% fixed rate mortgage maturing July 1, 2014 with a $54.0 million, 4.84% fixed rate mortgage that matures March 6, 2024. The new debt encumbers both West Ridge Mall and West Ridge Plaza.
On February 11, 2014, Brunswick Square refinanced its $76.5 million, 5.65% fixed rate mortgage maturing August 11, 2014 with a $77.0 million, 4.80% fixed rate mortgage that matures March 1, 2024.
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
_______________________________________________________________________________

(1)	Proceeds were retained by SPG as part of the separation (included in distributions to SPG, net in the accompanying consolidated and combined statement of equity for the year ended December 31, 2014).
Unsecured Debt
The Facility
On May 15, 2014, we closed on a senior unsecured revolving credit facility, or "Revolver," and a senior unsecured term loan, or "Term Loan" (collectively referred to as the "Facility"). The Revolver provides borrowings on a revolving basis up to $900 million, bears interest at one-month LIBOR plus 1.25%, and will initially mature on May 30, 2018, subject to two, six-month extensions available at our option subject to compliance with the terms of the Facility and payment of a customary extension fee. The Term Loan provides borrowings in an aggregate principal amount up to $500 million, bears interest at one-month LIBOR plus 1.45%, and will initially mature on May 30, 2016, subject to three, 12-month extensions available at our option subject to compliance with the terms of the Facility and payment of a customary extension fee. On February 17, 2016, we executed the first extension option to extend the maturity date of the Term Loan to May 30, 2017. The interest rate on the Facility may vary in the future based on the Company's credit rating.
During 2015, we incurred $175.0 million of indebtedness under the Facility, the proceeds of which were primarily used for the repayment of the Clay Terrace mortgage, the Bloomington Court mortgage and the WestShore Plaza mezzanine loan (see above), and for general corporate purposes. During 2015, we repaid $310.0 million of the outstanding borrowings on the Facility using proceeds from the December 2015 Term Loan (defined below).

WP Glimcher Inc. and Washington Prime Group, L.P.
Notes to Consolidated and Combined Financial Statements (Continued)
(dollars in thousands, except share, unit, per share and per unit amounts and where indicated as in millions or billions)

In connection with the formation of WPG, we incurred $670.8 million of additional indebtedness under the Facility concurrent with the May 28, 2014 distribution or shortly thereafter. The proceeds of the borrowings under the Facility were used as follows: (i) $585.0 million was retained by SPG as part of the formation transactions, (ii) $30.7 million was used for the repayment of the Sunland Park Mall mortgage, (iii) $38.9 million was retained to cover transaction and other costs, (iv) $11.4 million was repaid to SPG for deferred loan financing costs and (v) the remaining $4.8 million was retained on hand for other corporate and working capital purposes. On June 17, 2014, we incurred an additional $170.0 million of indebtedness under the Facility, the proceeds of which were primarily used for the acquisition of our partner's interest in a portfolio of seven open-air shopping centers (see Note 4 - "Investment in Real Estate"). During the fourth quarter of 2014, we incurred an additional $73.0 million of indebtedness under the Facility, the proceeds of which were primarily used for the repayment of the Village Park Plaza mortgage, the Plaza at Buckland Hills mortgage, the Lake View Plaza mortgage and the DeKalb Plaza mortgage (see above).
At December 31, 2015, borrowings under the Facility consisted of $278.8 million outstanding under the Revolver and $500.0 million outstanding under the Term Loan. On December 31, 2015, we had an aggregate available borrowing capacity of $620.9 million under the Facility, net of $0.3 million reserved for outstanding letters of credit. At December 31, 2015, the applicable interest rate on the Revolver was one-month LIBOR plus 1.25%, or 1.67%, and the applicable interest rate on the Term Loan was one-month LIBOR plus 1.45%, or 1.87%.
New Term Loans
On December 10, 2015, the Company borrowed $340.0 million under an additional new term loan (the "December 2015 Term Loan"), pursuant to a commitment received from bank lenders. The December 2015 Term Loan bears interest at one-month LIBOR plus 1.80% and will mature in January 2023. On December 11, 2015, the Company executed interest rate swap agreements totaling $340.0 million which effectively fixed the interest rate on the December 2015 Term Loan at 3.51% through January 2023. The interest rate on the December 2015 Term Loan may vary in the future based on the Company's credit rating. The Company used the proceeds from the December 2015 Term Loan to repay outstanding amounts on the Revolver and for other general corporate purposes.
On June 4, 2015, the Company borrowed $500.0 million under a new term loan (the "June 2015 Term Loan"), pursuant to a commitment received from bank lenders. The June 2015 Term Loan bears interest at one-month LIBOR plus 1.45% and will mature in March 2020. On June 19, 2015, the Company executed interest rate swap agreements totaling $500.0 million, with an effective date of July 6, 2015, which effectively fixed the interest rate on the June 2015 Term Loan at 2.56% through June 2018. The interest rate on the June 2015 Term Loan may vary in the future based on the Company's credit rating. The Company used the proceeds from the June 2015 Term Loan to repay the remaining outstanding balance on the Bridge Loan (defined below).
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
On January 15, 2015, the Company borrowed $1.19 billion under the Bridge Loan in connection with the closing of the Merger. On March 24, 2015, the Company repaid $248.4 million of the outstanding borrowings using proceeds from the issuance of the Notes Payable (see below). On May 21, 2015, we repaid $21.2 million of the outstanding borrowings using proceeds from the refinancing of the mortgage on Pearlridge Center. On June 2, 2015, we repaid $431.8 million of outstanding borrowings using proceeds from the O'Connor Joint Venture transaction. On June 4, 2015, we repaid the remaining $488.6 million of borrowings using proceeds from the June 2015 Term Loan.
The Company incurred $10.4 million of Bridge Loan commitment, structuring and funding fees, of which $3.8 million incurred during 2014 were included in deferred costs and other assets in the consolidated balance sheet as of December 31, 2014. Upon the full repayment of the Bridge Loan, the Company accelerated amortization of the deferred loan costs, resulting in total amortization of $10.4 million included in interest expense in the consolidated and combined statements of operations and comprehensive (loss) income for the year ended December 31, 2015.

WP Glimcher Inc. and Washington Prime Group, L.P.
Notes to Consolidated and Combined Financial Statements (Continued)
(dollars in thousands, except share, unit, per share and per unit amounts and where indicated as in millions or billions)

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
On October 21, 2015, WPG L.P. completed an offer to exchange (the "Exchange Offer") up to $250.0 million aggregate principal amount of the Notes Payable for a like principal amount of its 3.850% senior unsecured notes that have been registered under the Securities Act of 1933 (the "Exchange Notes").  On October 21, 2015, $250.0 million of Exchange Notes were issued in exchange for $250.0 million aggregate principal amount of the Notes Payable that were tendered in the Exchange Offer.
Covenants
Our unsecured debt agreements contain financial and other covenants. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender including adjustments to the applicable interest rate. As of December 31, 2015, management believes the Company is in compliance with all covenants of its unsecured debt.
The total balance of mortgages was approximately $1.8 billion as of December 31, 2015. At December 31, 2015, certain of our consolidated subsidiaries were the borrowers under 34 non-recourse loans and one partial-recourse loan secured by mortgages encumbering 39 properties, including two separate pools of cross-defaulted and cross-collateralized mortgages encumbering a total of six properties. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt instruments contain financial and other non-financial covenants which are specific to the properties which serve as collateral for that debt. Our existing non-recourse mortgage loans generally prohibit our subsidiaries that are borrowers thereunder from incurring additional indebtedness, subject to certain customary and limited exceptions. In addition, certain of these instruments limit the ability of the applicable borrower's parent entity from incurring mezzanine indebtedness unless certain conditions are satisfied, including compliance with maximum loan to value ratio and minimum debt service coverage ratio tests. Further, under certain of these existing agreements, if certain cash flow levels in respect of the applicable mortgaged property (as described in the applicable agreement) are not maintained for at least two consecutive quarters, the lender could accelerate the debt and enforce its right against its collateral. If the borrower fails to comply with these covenants, the lender could accelerate the debt and enforce its right against their collateral.
The $44.9 million mortgage loan secured by River Valley Mall matured on January 11, 2016.  The borrower, a consolidated subsidiary of the Company, did not repay the loan in full on the maturity date.  The borrower has initiated discussions with the special servicer regarding this non-recourse loan and is considering various options including restructuring, extending and other options, including transitioning to the lender.
On October 30, 2015, we received a notice of default letter, dated October 30, 2015, from the special servicer to the borrower concerning the $62.6 million mortgage loan that matures on February 1, 2017 and is secured by Chesapeake Square, located in Chesapeake, Virginia.  The default resulted from an operating cash flow shortfall at the property in October 2015 that the borrower, a consolidated subsidiary of the Company, did not cure.  The borrower has initiated discussions with the special servicer regarding this non-recourse loan and is considering various options, including transitioning to the lender.
On October 8, 2015, we received a notice of default letter, dated October 5, 2015, from the special servicer to the borrower of the $52.9 million mortgage loan secured by Merritt Square Mall, located in Merritt Island, Florida.  The letter was sent because the borrower, a consolidated subsidiary of the Company, did not repay the loan in full by its September 1, 2015 maturity date.  The borrower has initiated discussions with the special servicer regarding this non-recourse loan and is considering various options including restructuring, extending and other options, including transitioning to the lender.
At December 31, 2015, management believes the applicable borrowers under our other non-recourse mortgage loans were in compliance with all covenants where non-compliance could individually, or giving effect to applicable cross-default provisions in the aggregate, have a material adverse effect on our financial condition, results of operations or cash flows.

WP Glimcher Inc. and Washington Prime Group, L.P.
Notes to Consolidated and Combined Financial Statements (Continued)
(dollars in thousands, except share, unit, per share and per unit amounts and where indicated as in millions or billions)

Debt Maturity and Cash Paid for Interest
Scheduled principal repayments on indebtedness (including extension options) as of December 31, 2015 are as follows:

2016	$346,595
2017	202,205
2018	22,338
2019	925,446
2020	923,142
Thereafter	1,231,127
Total principal maturities	3,650,853
Bond Discount	(60)
Fair value adjustments, net	17,683
Total mortgages and unsecured indebtedness	$3,668,476
Cash paid for interest for the years ended December 31, 2015, 2014 and 2013 was $124,646, $81,607 and $56,073, respectively.
Fair Value of Debt
The carrying values of our variable-rate loans approximate their fair values. We estimate the fair values of fixed-rate mortgages using cash flows discounted at current borrowing rates. The book value of our fixed-rate mortgages was $1.6 billion and $1.4 billion as of December 31, 2015 and 2014, respectively. The fair values of these financial instruments and the related discount rate assumptions as of December 31, 2015 and 2014 are summarized as follows:

	2015	2014
Fair value of fixed-rate mortgages	$1,675,035	$1,503,944
Weighted average discount rates assumed in calculation of fair value for fixed-rate mortgages	3.42%	3.36%

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
(dollars in thousands, except share, unit, per share and per unit amounts and where indicated as in millions or billions)

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in other comprehensive income ("OCI") or other comprehensive loss (“OCL”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Net realized gains or losses resulting from derivatives that were settled in conjunction with planned fixed-rate financings or refinancings continue to be included in accumulated other comprehensive income ("AOCI") during the term of the hedged debt transaction. Any ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company recognized $193 of hedge ineffectiveness as an increase to earnings during the year ended December 31, 2015. There was no hedge ineffectiveness in earnings during the years ended December 31, 2014 or 2013.
Amounts reported in AOCI relate to derivatives that will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt. Realized gains or losses on settled derivative instruments included in AOCL are recognized as an adjustment to income over the term of the hedged debt transaction. During the next twelve months, the Company estimates that an additional $5.5 million will be reclassified as an increase to interest expense.
During the year ended December 31, 2015, the Company entered into five three-year swaps, two five-year forward starting swaps, two ten-year forward starting swaps, six seven-year swaps and one interest rate cap. The two five-year forward starting swaps were terminated upon the private placement of the Notes Payable during the year ended December 31, 2015. The two ten-year forward starting swaps were terminated on September 9, 2015. As of December 31, 2015, the Company had twelve outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk with a notional value of $939,600.
The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the consolidated balance sheet as of December 31, 2015:

Derivatives designated as hedging instruments:		Balance Sheet Location	As of December 31, 2015
Interest rate products	Asset Derivatives	Deferred costs and other assets	$1,658
Interest rate products	Liability Derivatives	Accounts payable, accrued expenses, intangibles and deferred revenues	$152
The asset derivative instruments were reported at their fair value of $1,658 in deferred costs and other assets at December 31, 2015 with a corresponding adjustment to OCI for the unrealized gains and losses (net of noncontrolling interest allocation). The liability derivative instruments were reported at their fair value of $152 in accounts payable, accrued expenses, intangibles, and deferred revenues at December 31, 2015 with a corresponding adjustment to OCL for the unrealized gains and losses (net of noncontrolling interest allocation). There were no outstanding derivatives as of December 31, 2014. Over time, the unrealized gains and losses held in AOCI will be reclassified to earnings. This reclassification will correlate with the recognition of the hedged interest payments in earnings.
During the year ended December 31, 2015, the Company recognized OCI of $593, of which $91 has been amortized into interest expense, related to the five-year swaps associated with the Notes Payable.  The Company recognized OCI of $37 related to the two ten-year forward starting swaps that were terminated on September 9, 2015. The Company recognized OCL of $2,370, of which $2,264 has been amortized into interest expense, related to the five three-year swaps associated with the June 2015 Term Loan. The Company recognized OCL of $8 related to the interest rate cap that was purchased on October 1, 2015 related to the loan on Westshore Plaza. The Company recognized OCI of $1,319, net of $293 which has been amortized into interest expense, related to the six seven-year swaps associated with the December 2015 Term Loan. There was no derivative activity during 2014.

WP Glimcher Inc. and Washington Prime Group, L.P.
Notes to Consolidated and Combined Financial Statements (Continued)
(dollars in thousands, except share, unit, per share and per unit amounts and where indicated as in millions or billions)

The table below presents the effect of the Company's derivative financial instruments on the consolidated and combined statements of operations and comprehensive (loss) income for the year ended December 31, 2015:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCL on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from AOCL into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Year Ended		Year Ended		Year Ended
	December 31,		December 31,		December 31,
	2015		2015		2015
Interest rate products	$(429)	Interest expense	$2,466	Interest expense	$193
Non-Designated Hedges
Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks, but do not meet the strict hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of December 31, 2015, the Company has no derivatives that are not designated as cash flow hedges.
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
As of December 31, 2015, the fair value of derivatives in a net liability position, plus accrued interest but excluding any adjustment for nonperformance risk, related to these agreements was $638. As of December 31, 2015, the Company has not posted any collateral related to these agreements. The Company is not in default with any of these provisions. If the Company had breached any of these provisions at December 31, 2015, it would have been required to settle its obligations under the agreements at their termination value of $638.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2015, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

WP Glimcher Inc. and Washington Prime Group, L.P.
Notes to Consolidated and Combined Financial Statements (Continued)
(dollars in thousands, except share, unit, per share and per unit amounts and where indicated as in millions or billions)

The Company values its derivative instruments on a recurring basis, net using significant other observable inputs (Level 2).
The table below presents the Company’s net assets and liabilities measured at fair value as of December 31, 2015 aggregated by the level in the fair value hierarchy within which those measurements fall:

	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2015
Derivative instruments, net	$—	$1,506	$—	$1,506

8.    Rentals under Operating Leases
Future minimum rentals to be received under non-cancelable operating leases for each of the next five years and thereafter, excluding tenant reimbursements of operating expenses and percentage rent based on tenant sales volume, as of December 31, 2015 are as follows:

2016	$581,311
2017	502,034
2018	424,966
2019	350,171
2020	280,403
Thereafter	771,008
$2,909,893

9.    Equity
The Separation
Prior to the May 28, 2014 separation, the financial statements were carved-out from SPG's books and records; thus, pre-separation ownership was solely that of SPG and noncontrolling interests based on their respective ownership interest in SPG L.P. on the date of separation (see Note 1 - "Organization" and Note 2 - "Basis of Presentation and Principles of Consolidation and Combination" for more information). Upon becoming a separate company on May 28, 2014, WPG Inc.'s ownership is now classified under the typical stockholders' equity classifications of common stock, capital in excess of par value and retained earnings, while WPG L.P.'s ownership has always been reflected under typical partnership classifications. Related to the separation, 155,162,597 shares of WPG Inc. common stock were issued to shareholders of SPG, with a like number of common units issued by WPG L.P. to WPG Inc. as consideration for the common shares issued, and 31,575,487 units of WPG L.P. common units were issued to limited partners of SPG L.P.
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

WP Glimcher Inc. and Washington Prime Group, L.P.
Notes to Consolidated and Combined Financial Statements (Continued)
(dollars in thousands, except share, unit, per share and per unit amounts and where indicated as in millions or billions)

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
Exchange Rights
Subject to the terms of the limited partnership agreement of WPG L.P., limited partners in WPG L.P. have, at their option, the right to exchange all or any portion of their units for shares of common stock on a one‑for‑one basis or cash, as determined by WPG Inc. Therefore, the common units held by limited partners are considered by WPG Inc. to be share equivalents and classified as noncontrolling interests within permanent equity, and classified by WPG L.P. as permanent equity. The amount of cash to be paid if the exchange right is exercised and the cash option is selected by WPG Inc. will be based on the trading price of WPG Inc.'s common stock at that time. At December 31, 2015, WPG Inc. had reserved 34,807,051 shares of common stock for possible issuance upon the exchange of units held by limited partners.

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
Long Term Incentive Awards
Time Vested LTIP Awards
During 2015, the Company awarded 203,215 time-vested LTIP Units ("Inducement LTIP Units") to certain executive officers and employees of the Company under the Plan, pursuant to LTIP Unit Award Agreements between the Company and each of the grant recipients. These awards will vest and the related fair value will be expensed over a four-year vesting period, except in certain instances that result in accelerated vesting due to severance arrangements.
During 2014, the Company awarded 283,610 Inducement LTIP Units to certain executive officers and employees of the Company under the Plan, pursuant to LTIP Unit Award Agreements between the Company and each of the grant recipients.
The Inducement LTIP Units vest 25% on each of the first four anniversaries of the grant date, subject to each respective grant recipient's continued employment on each such vesting date. The fair value of the Inducement LTIP Units of $8.4 million is being recognized as expense over the applicable vesting period. As of December 31, 2015, the estimated future compensation expense for Inducement LTIP Units was $3.2 million. The weighted average period over which the compensation expense will be recorded for the Inducement LTIP Units is approximately 3.1 years.

WP Glimcher Inc. and Washington Prime Group, L.P.
Notes to Consolidated and Combined Financial Statements (Continued)
(dollars in thousands, except share, unit, per share and per unit amounts and where indicated as in millions or billions)

A summary of the Inducement LTIP Units and changes during the year ended December 31, 2015 is listed below:

	Activity for the Year Ending December 31,
	2015
	Inducement LTIP Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	283,610	$17.12
Units granted	203,215	$17.34
Units vested/forfeited	(222,017)	$16.16
Outstanding at end of year	264,808	$18.09
Performance Based Awards
2015 Awards
During 2015, the Company authorized the award of LTIP units subject to certain market conditions under ASC 718 ("Performance LTIP Units") to certain executive officers and employees of the Company in the maximum total amount of 304,818 units, to be earned and related fair value expensed over the applicable performance periods, except in certain instances that result in accelerated vesting due to severance arrangements.
The Performance LTIP Units that were issued during the year ended December 31, 2015 are market based awards with a service condition. Recipients may earn between 0% - 100% of the award based on the Company's achievement of total shareholder return ("TSR") goals. The Performance LTIP Units issued during 2015 relate to the following performance periods: from the beginning of the service period to (i) December 31, 2016 ("2015-First Special PP"), (ii) December 31, 2017 ("2015-Second Special PP"), and (iii) December 31, 2018 ("2015-Third Special PP").
2014 Awards
During 2014, the Company awarded Performance LTIP Units subject to performance conditions described below to certain executive officers and employees of the Company in the maximum total amount of 451,017 units to be earned and related fair value expensed over the applicable performance periods, except in certain instances that result in accelerated vesting due to severance arrangements.
The Performance LTIP Units that were issued during the year ended December 31, 2014 are market based awards with a service condition. Recipients may earn between 0% - 100% of the award based on the Company's achievement of TSR goals. The Performance LTIP Units issued during 2014 relate to the following performance periods: from the beginning of the service period to (i) December 31, 2015 ("2014-First Special PP"), (ii) December 31, 2016 ("2014-Second Special PP"), and (iii) December 31, 2017 ("2014-Third Special PP"). There was no award for the 2014-First Special PP since our TRS was below the threshold level during 2015.
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
Vesting/Fair Value Determination
The Performance LTIP awards that are earned, if any, will then be subject to a service-based vesting period. The vesting date would be April 23, 2018 for the 2015-First Special PP and 2015-Second Special PP. Awards earned under the 2015-Third Special PP would vest immediately upon the conclusion of the performance period and would require no subsequent service.
The vesting date would be May 28, 2017 for the 2014-First Special PP and 2014-Second Special PP. Awards earned under the 2014-Third Special PP would vest immediately upon the conclusion of the performance period and would require no subsequent service.

WP Glimcher Inc. and Washington Prime Group, L.P.
Notes to Consolidated and Combined Financial Statements (Continued)
(dollars in thousands, except share, unit, per share and per unit amounts and where indicated as in millions or billions)

The fair value of the Performance LTIP Unit awards was estimated using a Monte Carlo simulation model and compensation is being recognized ratably from the beginning of the service period through the applicable vesting date performance period.
The total amount of compensation to recognized over the performance period, and the assumptions used to value the grants is provided below:

	2015	2014
Fair value per share of Performance LTIP Units	$7.28	$9.27
Total amount to be recognized over the performance period	$2,218	$4,182
Risk free rate	1.04%	1.11%
Volatility	25.96%	28.88%
Dividend yield	6.43%	5.20%
Correlation of the Returns	75.21%	77.01%
As of December 31, 2015, the estimated future compensation expense for Performance LTIP Units was $1.6 million. The weighted average period over which the compensation expense will be recorded for the Performance LTIP Units is approximately 1.1 years.
Annual LTIP Unit Awards
On March 27, 2015, the Company approved the performance criteria and maximum dollar amount of the 2015 annual LTIP unit awards, that generally range from 30%-300% of annual base salary, for certain executive officers and employees of the Company. The number of awards is determined by converting the cash value of the award to a number of LTIP Units (the "Allocated Units") based on the closing price of WPG Inc.'s common shares for the final 15 days of 2015. Recipients are eligible to receive a percentage of the Allocated Units based on the Company's performance on its strategic goals detailed in the Company's 2015 cash bonus plan and the Company's relative TSR compared to the MSCI REIT Index. Payout for 40% of the Allocated Units is based on the Company's performance on the strategic goals and the payout on the remaining 60% is based on the Company's TSR performance. The strategic goal component was achieved in 2015; however, the TSR was below the threshold, resulting in a 40% award for this annual LTIP award.
The 2015 Annual LTIP Units that are based upon TSR were calculated using a Monte Carlo simulation model. The total amount of compensation to be recognized over the performance period, and the assumptions used to value the 2015 Annual LTIP Units is provided below:

2015
Fair value per share of Performance LTIP Units	$7.07
Total amount to be recognized over the performance period	$4,656
Risk free rate	0.20%
Volatility	22.66%
Dividend yield	6.03%
Correlation of the Returns	75.10%

Any 2015 Annual LTIP Unit awards earned will be granted in 2016 and vest one-third on each of January 1, 2017, 2018 and 2019. The fair value of the 60% portion of the awards based on the Company's TSR performance will be expensed over the period from March 27, 2015 when service began through the end of the vesting period, except in certain instances that result in accelerated vesting due to severance arrangements. The fair value of the portion of the awards based upon the Company's performance of the strategic goals will be recognized to expense when granted.
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

WP Glimcher Inc. and Washington Prime Group, L.P.
Notes to Consolidated and Combined Financial Statements (Continued)
(dollars in thousands, except share, unit, per share and per unit amounts and where indicated as in millions or billions)

The amount of compensation expense related to unvested restricted shares that we expect to recognize in future periods is $8.4 million over a weighted average period of 2.7 years. During the year ended December 31, 2015 the aggregate intrinsic value of shares that vested was $1.7 million.
A summary of the status of the WPG Restricted Shares at December 31, 2015 and changes during the year are presented below:

	Activity for the Year Ending December 31,
	2015
	Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	—	$—
Shares granted	1,039,785	$18.18
Shares vested/forfeited	(112,821)	$18.18
Outstanding at end of year	926,964	$18.18

Summary
We recorded compensation expense related to all LTIP units and WPG Restricted Shares of approximately $14.0 million and $1.8 million for the years ended December 31, 2015 and 2014, respectively, which expense is included in general and administrative expense in the accompanying consolidated and combined statements of operations and comprehensive (loss) income, except for approximately $4.0 million related to amounts considered severance in connection with the Merger (see Note 1 - "Organization"), which are included in merger and transaction costs for the year ended December 31, 2015.
Stock Options

Options granted under the Company's share option plan generally vest over a three year period, with options exercisable at a rate of 33.3% per annum beginning with the first anniversary on the date of the grant. These options were valued using the Black-Scholes pricing model and the expense associated with these options are amortized over the requisite vesting period.
As part of the Merger, outstanding stock options held by certain former Glimcher employees and one former Glimcher board member who joined the WPG Inc. Board of Directors were converted into 1,125,014 WPG stock options. Due to provisions within the option agreements, all of these options immediately vested. Additionally the Company granted 393,000 options to employees during the year ended December 31, 2015.
A summary of the status of the Company's option plans at December 31, 2015 and changes during the year are listed below:

	Activity for the Years Ending December 31,
	2015
	Stock Options	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	—	$—
Options granted/converted	1,518,014	$2.63
Options exercised	(199,078)	$4.94
Options forfeited	(173,755)	$0.94
Outstanding at end of year	1,145,181	$2.48

WP Glimcher Inc. and Washington Prime Group, L.P.
Notes to Consolidated and Combined Financial Statements (Continued)
(dollars in thousands, except share, unit, per share and per unit amounts and where indicated as in millions or billions)

The fair value of each option grant was estimated on either the merger date or the date of the grant using the Black-Scholes options pricing mode.  The weighted average per share value of options granted as well as the assumptions used to value the grants is listed below:

2015
Weighted average per share value of options granted/converted	$2.63
Weighted average risk free rates	1.0%
Expected average lives in years	3.8
Annual dividend rates	$1.00
Weighted average volatility	22.1%
Forfeiture rate	10%

The following table summarizes information regarding the options outstanding at December 31, 2015:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2015	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2015	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$32.17	124,016	0.3	$32.17	124,016	0.3	$32.17
$27.60-$34.80	43,656	1.2	$34.13	43,656	1.2	$34.13
$13.96	32,890	2.2	$13.96	32,890	2.2	$13.96
$1.79	14,095	3.2	$1.79	14,095	3.2	$1.79
$5.76	45,576	4.2	$5.76	45,576	4.2	$5.76
$11.97	68,000	5.3	$11.97	68,000	5.3	$11.97
$12.67	106,745	6.4	$12.67	106,745	6.4	$12.67
$16.56	174,337	7.4	$16.56	174,337	7.4	$16.56
$13.10-$13.84	148,866	8.4	$13.14	148,866	8.4	$13.14
$14.20-$14.28	387,000	9.4	$14.28	—
	1,145,181	6.6	$16.38	758,181	5.2	$17.46

The following table summarizes the aggregate intrinsic value of options that are: outstanding, exercisable and exercised. It also depicts the fair value of options that have vested.

For the Year Ended December 31, 2015
Aggregate intrinsic value of options outstanding	$345
Aggregate intrinsic value of options exercisable	$345
Aggregate intrinsic value of options exercised	$982
Aggregate fair value of options vested	$3,380

Board of Directors Compensation
On May 21, 2015, the Board of Directors approved annual compensation for the period of May 28, 2015 through May 27, 2016 for the independent members of the Board of Directors of the Company. Each independent director's annual compensation shall total $0.2 million based on a combination of cash and restricted stock units granted under the Plan. During 2015, the five independent directors were each granted restricted stock units for 8,403 shares with an aggregate grant date fair value of $0.6 million, which is being recognized as expense over the vesting period ended on May 28, 2016.

WP Glimcher Inc. and Washington Prime Group, L.P.
Notes to Consolidated and Combined Financial Statements (Continued)
(dollars in thousands, except share, unit, per share and per unit amounts and where indicated as in millions or billions)

On August 4, 2014, the Board of Directors approved annual compensation for the period of May 28, 2014 through May 28, 2015 for the independent members of the Board of Directors of the Company. Each independent director's annual compensation shall total $0.2 million based on a combination of cash and restricted stock units granted under the Plan. During 2014, the four independent directors were each granted restricted stock units for 6,380 shares with an aggregate grant date fair value of $0.5 million, which is being recognized as expense over the vesting period ended on May 28, 2015.
Distributions
On September 15, 2014, the Company paid a quarterly cash distribution of $0.25 per common share/unit. On August 4, 2014, WPG Inc.'s Board of Directors had declared the distribution to shareholders and unitholders of record on August 27, 2014.
On December 15, 2014, the Company paid a quarterly cash distribution of $0.25 per common share/unit. On November 4, 2014, WPG Inc.'s Board of Directors had declared the distribution to shareholders and unitholders of record on November 26, 2014.
On January 22, 2015, the Company paid a cash distribution of $0.14 per common share/unit for the period from November 26, 2014 through January 14, 2015. On December 24, 2014, WPG Inc.'s Board of Directors had declared the distribution, which was contingent on the closing of the Merger, to shareholders and unitholders of record on January 14, 2015. The distribution represents the first quarter 2015 regular quarterly distribution prorated for the distribution period prior to the Merger.
On February 24, 2015, WPG Inc.'s Board of Directors declared the following cash distributions per share/unit:

Security Type	Distribution per Share/Unit	For the Quarter Ended	Record Date	Date Paid
Common Shares/Units (1)	$0.1100	March 31, 2015	March 6, 2015	March 16, 2015
Series G Preferred Shares/Units	$0.5078	March 31, 2015	March 31, 2015	April 15, 2015
Series H Preferred Shares/Units	$0.4688	March 31, 2015	March 31, 2015	April 15, 2015
Series I Preferred Shares/Units	$0.4297	March 31, 2015	March 31, 2015	April 15, 2015
Series I-1 Preferred Units	$0.4563	March 31, 2015	March 31, 2015	April 15, 2015

(1)	Represents a prorated distribution for the period from January 15, 2015 through March 31, 2015, which is in addition to $0.14 stub distribution paid on January 22, 2015.

On May 21, 2015, WPG Inc.’s Board of Directors declared the following cash distributions per share/unit:

Security Type	Distribution per Share/Unit	For the Quarter Ended	Record Date	Date Paid
Common Shares/Units	$0.2500	June 30, 2015	June 3, 2015	June 15, 2015
Series H Preferred Shares/Units	$0.4688	June 30, 2015	June 30, 2015	July 15, 2015
Series I Preferred Shares/Units	$0.4297	June 30, 2015	June 30, 2015	July 15, 2015
Series I‑1 Preferred Units	$0.4563	June 30, 2015	June 30, 2015	July 15, 2015

On August 3, 2015, WPG Inc.’s Board of Directors declared the following cash distributions per share/unit:

Security Type	Distribution per Share/Unit	For the Quarter Ended	Record Date	Date Paid
Common Shares/Units	$0.2500	September 30, 2015	September 2, 2015	September 15, 2015
Series H Preferred Shares/Units	$0.4688	September 30, 2015	September 30, 2015	October 15, 2015
Series I Preferred Shares/Units	$0.4297	September 30, 2015	September 30, 2015	October 15, 2015
Series I‑1 Preferred Units	$0.4563	September 30, 2015	September 30, 2015	October 15, 2015

WP Glimcher Inc. and Washington Prime Group, L.P.
Notes to Consolidated and Combined Financial Statements (Continued)
(dollars in thousands, except share, unit, per share and per unit amounts and where indicated as in millions or billions)

On November 2, 2015, WPG Inc.’s Board of Directors declared the following cash distributions per share/unit:

Security Type	Distribution per Share/Unit	For the Quarter Ended	Record Date	Date Paid
Common Shares/Units	$0.2500	December 31, 2015	December 2, 2015	December 15, 2015
Series H Preferred Shares/Units (2)	$0.4688	December 31, 2015	December 31, 2015	January 15, 2016
Series I Preferred Shares/Units (2)	$0.4297	December 31, 2015	December 31, 2015	January 15, 2016
Series I‑1 Preferred Units (2)	$0.4563	December 31, 2015	December 31, 2015	January 15, 2016

(2)	Amounts total $3.0 million and are recorded as distributions payable in the accompanying consolidated balance sheet as of December 31, 2015.
10.    Commitments and Contingencies
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
Two shareholder lawsuits challenging the Merger-related transactions have been filed in Maryland state court, respectively captioned Zucker v. Glimcher Realty Trust et al., 24-C-14-005675 (Circ. Ct. Baltimore City), filed on October 2, 2014, and Motsch v. Glimcher Realty Trust et al., 24-C-14-006011 (Circ. Ct. Baltimore City), filed on October 23, 2014. The actions were consolidated, and on November 12, 2014 plaintiffs filed a consolidated shareholder class action and derivative complaint, captioned In re Glimcher Realty Trust Shareholder Litigation , 24-C-14-005675 (Circ. Ct. Baltimore City) (the "Consolidated Action"). The Consolidated Action names as defendants the then members of the Glimcher Board of Trusees (the "trustees"), and alleges these defendants breached fiduciary duties. Specifically, plaintiffs in the Consolidated Action allege that the trustees of Glimcher agreed to sell Glimcher for inadequate consideration and agreed to improper deal protection provisions that precluded other bidders from making successful offers. Plaintiffs further allege that the sales process was flawed and conflicted in several respects, including the allegation that the trustees failed to canvas the market for potential buyers, failed to secure a "go-shop" provision in the merger agreement allowing Glimcher to seek alternative bids after signing the merger agreement, and were improperly influenced by WPG's early suggestion that the surviving entity would remain headquartered in Ohio and would retain a significant portion of Glimcher management, including the retention of Michael Glimcher as CEO of the surviving entity and positions for Michael Glimcher and another trustee of Glimcher on the board of the surviving entity. Plaintiffs in the Consolidated Action additionally allege that the Preliminary Registration Statement filed with the Securities and Exchange Commission (the "SEC") on October 28, 2014, failed to disclose material information concerning, among other things, (i) the process leading up to the consummation of the Merger Agreement; (ii) the financial analyses performed by Glimcher's financial advisors; and (iii) certain financial projections prepared by Glimcher and WPG management allegedly relied on by Glimchers' financial advisors. The Consolidated Action also names as defendants Glimcher, WPG and certain of their affiliates, and alleges that these defendants aided and abetted the purported breaches of fiduciary duty. Plaintiffs sought, among other things, an order enjoining or rescinding the transaction, damages, and an award of attorney's fees and costs.
On December 22, 2014, defendants, including the Company, in the Consolidated Action, by and through counsel, entered into a memorandum of understanding (the "MOU") with the plaintiffs in the Consolidated Action providing for the settlement of the Consolidated Action. Under the terms of the MOU, and to avoid the burden and expense of further litigation, the Company and Glimcher agreed to make certain supplemental disclosures related to the then-proposed Merger, all of which were set forth in a Current Report on Form 8-K filed by Glimcher with the SEC on December 23, 2014. On January 12, 2015, at the Special Meeting of Glimcher shareholders, the shareholders voted to approve the Merger, and on January 15, 2015 the Merger closed.

WP Glimcher Inc. and Washington Prime Group, L.P.
Notes to Consolidated and Combined Financial Statements (Continued)
(dollars in thousands, except share, unit, per share and per unit amounts and where indicated as in millions or billions)

The MOU contemplated that the parties would enter into a stipulation of settlement. The parties entered into such a stipulation on March 30, 2015. The stipulation of settlement was subject to customary conditions, including court approval following notice to the Company's common shareholders. Additionally, in connection with the settlement, the parties contemplated that plaintiffs' counsel would file a petition in the Circuit Court for Baltimore City for an award of attorneys' fees in an amount not to exceed $425 and reasonable, documented expenses in an amount not to exceed $20, to be paid by the Company. Accordingly, the Company accrued $445 related to this matter, which expense is included in merger and transaction costs for the year ended December 31, 2015 in the accompanying consolidated and combined statements of operations and comprehensive (loss) income. On June 17, 2015, plaintiffs’ counsel requested a fee award of $425 plus expenses of $18, which amounts were covered by our previously recorded accrual. A hearing was held on July 17, 2015 at which the Circuit Court for Baltimore City considered the fairness, reasonableness, and adequacy of the settlement. Following the hearing, the court issued an Order and Final Judgment approving the settlement and dismissing the Consolidated Action. The Order and Final Judgment approved plaintiffs’ fee award and expenses in the aggregate amount of $443, which the Company paid on July 23, 2015.
Lease Commitments
As of December 31, 2015, a total of seven consolidated properties are subject to ground leases. The termination dates of these ground leases range from 2016 to 2076. These ground leases generally require us to make fixed annual rental payments, or a fixed annual rental plus a percentage rent component based upon the revenues or total sales of the property. Some of these leases also include escalation clauses and renewal options. We incurred ground lease expense, which is included in ground rent and other costs in the accompanying consolidated and combined statements of operations and comprehensive (loss) income, for the years ended December 31, 2015, 2014 and 2013 of $6,969, $2,905 and $2,892, respectively.
Future minimum lease payments due under these ground leases for each of the next five years and thereafter, excluding applicable extension options, as of December 31, 2015 are as follows:

2016	$3,521
2017	3,497
2018	3,523
2019	3,523
2020	3,523
Thereafter	118,155
$135,742

Loss Contingency
The purchase and sale agreement related to the O’Connor Joint Venture contains certain lease-up provisions.  The majority of the deals are fully executed; however, a small number of leases are not yet executed pursuant to these provisions.  The Company is currently negotiating with tenants for these spaces and believes that it is likely that the space will be leased.  However, if the Company is not able to execute leases with these tenants (or replacement tenants) within a specified timeframe, O’Connor could seek an adjustment payment effectively reducing the amount paid for their acquisition of joint venture interest.  The Company estimates the range of the potential losses associated with these deals to be between $0 and $3 million. The Company believes that the loss is not probable at this time and has not accrued for this loss contingency in the accompanying financial statements.
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

WP Glimcher Inc. and Washington Prime Group, L.P.
Notes to Consolidated and Combined Financial Statements (Continued)
(dollars in thousands, except share, unit, per share and per unit amounts and where indicated as in millions or billions)

11.    Related Party Transactions
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
For periods prior to the separation, a fee for certain centralized SPG costs for activities such as common costs for management and other services, national advertising and promotion programs, consulting, accounting, legal, marketing and management information systems has been charged to the properties in the combined financial statements. In addition, certain commercial general liability and property damage insurance is provided to the properties by an indirect subsidiary of SPG. In connection with the separation, WPG and SPG entered into property management agreements under which SPG manages our legacy SPG mall properties. Additionally, WPG and SPG entered into a transition services agreement pursuant to which SPG provides to WPG, on an interim, transitional basis after the Separation Date, various services including administrative support for the community centers, information technology, accounts payable and other financial functions, as well as engineering support, quality assurance support and other administrative services. Under the transition services agreement, SPG charges WPG, based upon SPG's allocation of certain shared costs such as insurance premiums, advertising and promotional programs, leasing and development fees. Amounts charged to expense for property management and common costs, services, and other as well as insurance premiums are included in property operating costs in the consolidated and combined statements of operations and comprehensive (loss) income. Additionally, leasing and development fees charged by SPG are capitalized by the property.
Charges for properties which are consolidated and combined for the years ended December 31, 2015, 2014 and 2013 are as follows:

	2015	2014	2013
Property management and common costs, services and other	$23,302	$20,685	$17,251
Insurance premiums	9,076	9,150	9,094
Advertising and promotional programs	813	1,030	887
Capitalized leasing and development fees	9,841	9,827	11,976
Charges for unconsolidated properties for the years ended December 31, 2015, 2014 and 2013 are as follows:

	2015	2014	2013
Property management costs, services and other	$816	$2,193	$4,171
Insurance premiums	12	139	233
Advertising and promotional programs	46	50	65
Capitalized leasing and development fees	55	207	310
At December 31, 2015 and 2014, $3,455 and $4,715, respectively, were payable to SPG and its affiliates and are included in accounts payable, accrued expenses, intangibles, and deferred revenues in the accompanying consolidated and combined balance sheets.
In connection with and as part of WPG's post-Merger integration efforts, WPG issued a notice to SPG on November 30, 2015 to terminate the transition services agreement, all applicable property management agreements with SPG, and the property development agreement except for certain limited ongoing development projects, effective May 31, 2016.
Transactions with the O'Connor Joint Venture
As described in the O'Connor Joint Venture section within Note 4 - "Investment in Real Estate," we retained management, leasing and development responsibilities for the O'Connor Properties. Related to performing these services, we earned fees of $3.6 million for the year ended December 31, 2015, which are included in other income in the accompanying consolidated and combined statements of operations and comprehensive (loss) income. Advances to the O'Connor Joint Venture totaled $1.2 million as of December 31, 2015, which are included in investment in and advances to unconsolidated entities, at equity in the accompanying consolidated balance sheet. Management deems this balance to be collectible and anticipates repayment within one year.

WP Glimcher Inc. and Washington Prime Group, L.P.
Notes to Consolidated and Combined Financial Statements (Continued)
(dollars in thousands, except share, unit, per share and per unit amounts and where indicated as in millions or billions)

12.    (Loss) Earnings Per Common Share/Unit
WPG Inc. (Loss) Earnings Per Common Share
We determine WPG Inc.'s basic (loss) earnings per common share based on the weighted average number of shares of common stock outstanding during the period and we consider any participating securities for purposes of applying the two-class method. We determine WPG Inc.'s diluted (loss) earnings per share based on the weighted average number of shares of common stock outstanding combined with the incremental weighted average shares that would have been outstanding assuming all potentially dilutive securities were converted into common shares at the earliest date possible. As described in Note 1 - "Organization," the common shares and units outstanding at the Separation Date are reflected as outstanding for all periods prior to the separation.
The following table sets forth the computation of WPG Inc.'s basic and diluted (loss) earnings per common share:

	For the Year Ended December 31,
	2015	2014	2013
(Loss) Earnings Per Common Share, Basic:
Net (loss) income attributable to common shareholders - basic	$(101,286)	$170,029	$155,481
Weighted average shares outstanding - basic	184,104,562	155,162,597	155,162,597
(Loss) earnings per common share, basic	$(0.55)	$1.10	$1.00

(Loss) Earnings Per Common Share, Diluted:
Net (loss) income attributable to common shareholders - basic	$(101,286)	$170,029	$155,481
Net (loss) income attributable to common unitholders	(18,882)	35,426	31,640
Net (loss) income attributable to common shareholders - diluted	$(120,168)	$205,455	$187,121
Weighted average common shares outstanding - basic	184,104,562	155,162,597	155,162,597
Weighted average operating partnership units outstanding	34,303,804	32,202,440	31,575,487
Weighted average additional dilutive securities outstanding	—	125,907	—
Weighted average common shares outstanding - diluted	218,408,366	187,490,944	186,738,084
(Loss) earnings per common share, diluted	$(0.55)	$1.10	$1.00
For the years ended December 31, 2015, 2014 and 2013, additional potentially dilutive securities include outstanding stock options and performance based and annual LTIP unit awards. For the year ended December 31, 2015, diluted shares exclude the impact of any such securities because their effect would be anti-dilutive. We accrue distributions when they are declared.

WP Glimcher Inc. and Washington Prime Group, L.P.
Notes to Consolidated and Combined Financial Statements (Continued)
(dollars in thousands, except share, unit, per share and per unit amounts and where indicated as in millions or billions)

WPG L.P. (Loss) Earnings Per Common Unit

We determine WPG L.P.'s basic (loss) earnings per common unit based on the weighted average number of common units outstanding during the period and we consider any participating securities for purposes of applying the two-class method. We determine WPG L.P.'s diluted (loss) earnings per unit based on the weighted average number of common units outstanding combined with the incremental weighted average units that would have been outstanding assuming all potentially dilutive securities were converted into common units at the earliest date possible. As described in Note 1 - "Organization," the common units outstanding at the Separation Date are reflected as outstanding for all periods prior to the separation. The following table sets forth the computation of WPG L.P.'s basic and diluted (loss) earnings per common unit:

	For the Year Ended December 31,
	2015	2014	2013
(Loss) Earnings Per Common Unit, Basic and Diluted:
Net (loss) income attributable to common unitholders - basic and diluted	$(120,168)	$205,455	$187,121
Weighted average common units outstanding - basic	218,408,366	187,365,037	186,738,084
Weighted average additional dilutive securities outstanding	—	125,907	—
Weighted average shares outstanding - diluted	218,408,366	187,490,944	186,738,084
(Loss) earnings per common unit, basic and diluted	$(0.55)	$1.10	$1.00

For the years ended December 31, 2015, 2014 and 2013, additional potentially dilutive securities include contingently-issuable units related to WPG Inc.'s outstanding stock options and WPG L.P.'s performance based and annual LTIP unit awards. For the year ended December 31, 2015, diluted shares exclude the impact of any such securities because their effect would be anti-dilutive. We accrue distributions when they are declared.

13.    Subsequent Events
On January 29, 2016, we completed the sale of Forest Mall and Northlake Mall to private real estate investors (the "Buyers") for an aggregate purchase price of $30 million. The sales price consisted of $10 million paid to us at closing and the issuance of a promissory note for $20 million from us to the Buyers with an interest rate of 6% per annum. The note is due on June 30, 2016 with one six-month extension option available to the Buyers. The proceeds from the transactions will be used to reduce the balance outstanding under the Facility.
On February 17, 2016, we executed the first of three extension options to extend the maturity date of the Term Loan to May 30, 2017.
On February 25, 2016, WPG Inc.'s Board of Directors declared the following cash distributions per share/unit:

Security Type	Distribution per Share/Unit	For the Quarter Ended	Record Date	Payable Date
Common Shares/Units	$0.2500	March 31, 2016	March 7, 2016	March 15, 2016
Series H Preferred Shares/Units	$0.4688	March 31, 2016	March 31, 2016	April 15, 2016
Series I Preferred Shares/Units	$0.4297	March 31, 2016	March 31, 2016	April 15, 2016
Series I‑1 Preferred Units	$0.4563	March 31, 2016	March 31, 2016	April 15, 2016

WP Glimcher Inc. and Washington Prime Group, L.P.
Notes to Consolidated and Combined Financial Statements (Continued)
(dollars in thousands, except share, unit, per share and per unit amounts and where indicated as in millions or billions)

14.    Quarterly Financial Data (Unaudited)
Quarterly 2015 and 2014 data is summarized in the table below. Quarterly amounts may not sum to annual amounts due to rounding.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2015
Total revenue	$237,722	$237,586	$216,971	$229,377
Operating income (loss)	$27,763	$44,802	$38,277	$(77,101)
Net (loss) income	$(9,588)	$8,944	$8,128	$(111,606)
WP Glimcher Inc.:
Net (loss) income attributable to the Company	$(7,292)	$7,896	$7,565	$(93,466)
Net (loss) income attributable to common shareholders	$(12,270)	$3,901	$4,057	$(96,974)
(Loss) earnings per common share—basic and diluted	$(0.07)	$0.02	$0.02	$(0.52)
Washington Prime Group, L.P.:
Net (loss) income attributable to unitholders	$(9,585)	$8,941	$8,146	$(111,910)
Net (loss) income attributable to common unitholders	$(14,563)	$4,946	$4,638	$(115,647)
(Loss) earnings per common unit—basic and diluted	$(0.07)	$0.02	$0.02	$(0.52)
2014
Total revenue	$157,969	$158,175	$167,684	$177,298
Operating income	$54,907	$15,354	$53,106	$53,794
Net income	$41,502	$84,281	$38,821	$40,851
WP Glimcher Inc.:
Net income attributable to the Company	$34,392	$69,801	$32,201	$33,635
Net income attributable to common shareholders	$34,392	$69,801	$32,201	$33,635
Earnings per common share—basic and diluted	$0.22	$0.45	$0.21	$0.22
Washington Prime Group, L.P.:
Net income attributable to unitholders	$41,502	$84,281	$38,821	$40,851
Net income attributable to common unitholders	$41,502	$84,281	$38,821	$40,851
Earnings per common unit—basic and diluted	$0.22	$0.45	$0.21	$0.22

SCHEDULE III
WP Glimcher Inc. and Washington Prime Group, L.P.
Real Estate and Accumulated Depreciation
December 31, 2015
(dollars in thousands)

			Initial Cost		Cost Capitalized Subsequent to Construction or Acquisition		Gross Amounts At Which Carried at Close of Period
Name	Location	Encumbrances(3)	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total(1)	Accumulated Depreciation(2)	Date of Construction or Acquisition
Malls
Anderson Mall	Anderson, SC	$19,446	$1,712	$15,227	$851	$21,208	$2,563	$36,435	$38,998	$20,939	1972
Arbor Hills Crossing	Ann Arbor, MI	23,620	8,564	40,368	—	309	8,564	40,677	49,241	1,330	2015
Ashland Town Center	Ashland, KY	39,184	13,462	68,367	—	1,055	13,462	69,422	82,884	3,076	2015
Bowie Town Center	Bowie (Washington, D.C.), MD	—	2,479	60,322	235	10,200	2,714	70,522	73,236	33,392	2001
Boynton Beach Mall	Boynton Beach (Miami), FL	—	22,240	78,804	4,666	30,418	26,906	109,222	136,128	62,107	1985
Brunswick Square	East Brunswick (New York), NJ	74,912	8,436	55,838	—	33,129	8,436	88,967	97,403	49,628	1973
Charlottesville Fashion Square	Charlottesville, VA	48,638	—	54,738	—	18,583	—	73,321	73,321	37,136	1997
Chautauqua Mall	Lakewood, NY	—	3,116	9,641	—	17,057	3,116	26,698	29,814	15,596	1971
Chesapeake Square	Chesapeake (Virginia Beach), VA	62,605	11,534	70,461	—	(5,523)	11,534	64,938	76,472	41,162	1989
Colonial Park Mall	Harrisburg, PA	—	9,143	30,347	—	1,048	9,143	31,395	40,538	2,332	2015
Cottonwood Mall	Albuquerque, NM	102,417	10,122	69,958	—	9,775	10,122	79,733	89,855	46,688	1996
Dayton Mall	Dayton, OH	82,000	10,899	160,723	—	2,325	10,899	163,048	173,947	5,854	2015
Edison Mall	Fort Myers, FL	—	11,529	107,350	—	30,903	11,529	138,253	149,782	69,125	1997
Forest Mall(4)	Fond Du Lac, WI	—	721	4,491	—	7,012	721	11,503	12,224	9,939	1973
Grand Central Mall	Parkersburg, WV	41,850	18,956	89,736	—	222	18,956	89,958	108,914	5,080	2015
Great Lakes Mall	Mentor (Cleveland), OH	—	12,302	100,362	—	38,924	12,302	139,286	151,588	66,653	1961
Gulf View Square	Port Richey (Tampa), FL	—	13,690	39,991	1,688	3,165	15,378	43,156	58,534	36,122	1980
Indian Mound Mall	Newark, OH	—	7,109	20,170	—	267	7,109	20,437	27,546	1,134	2015
Irving Mall	Irving (Dallas), TX	—	6,737	17,479	2,533	43,570	9,270	61,049	70,319	39,327	1971
Jefferson Valley Mall	Yorktown Heights (New York), NY	—	4,868	30,304	—	35,725	4,868	66,029	70,897	41,121	1983
Knoxville Center	Knoxville, TN	—	5,006	21,617	3,712	17,728	8,718	39,345	48,063	38,378	1984
Lima Mall	Lima, OH	—	7,659	35,338	—	14,537	7,659	49,875	57,534	28,030	1965

			Initial Cost		Cost Capitalized Subsequent to Construction or Acquisition		Gross Amounts At Which Carried At Close of Period
Name	Location	Encumbrances(3)	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total(1)	Accumulated Depreciation(2)	Date of Construction or Acquisition
Lincolnwood Town Center	Lincolnwood (Chicago), IL	51,478	7,834	63,480	—	8,449	7,834	71,929	79,763	50,351	1990
Lindale Mall	Cedar Rapids, IA	—	14,106	58,286	—	9,618	14,106	67,904	82,010	12,995	1998
Longview Mall	Longview, TX	—	259	3,567	124	12,610	383	16,177	16,560	8,579	1978
Malibu Lumber Yard	Malibu, CA	—	—	38,741	—	127	—	38,868	38,868	1,175	2015
Maplewood Mall	St. Paul (Minneapolis), MN	—	17,119	80,758	—	25,257	17,119	106,015	123,134	43,495	2002
Markland Mall	Kokomo, IN	—	—	7,568	—	19,723	—	27,291	27,291	15,411	1968
Melbourne Square	Melbourne, FL	—	15,762	55,891	4,160	39,861	19,922	95,752	115,674	45,311	1982
Merritt Square Mall	Merritt Island, FL	52,914	12,399	35,231	—	776	12,399	36,007	48,406	2,461	2015
Mesa Mall	Grand Junction, CO	87,250	12,784	80,639	—	3,213	12,784	83,852	96,636	17,234	1998
Morgantown Mall	Morgantown, WV	—	10,219	77,599	—	515	10,219	78,114	88,333	3,778	2015
Muncie Mall	Muncie, IN	35,924	172	5,776	52	28,804	224	34,580	34,804	22,103	1970
New Towne Mall	New Philadelphia, OH	—	3,172	33,112	—	453	3,172	33,565	36,737	1,993	2015
Northlake Mall(4)	Atlanta, GA	—	33,322	98,035	—	(19,315)	33,322	78,720	112,042	84,392	1998
Northtown Mall	Blaine, MN	—	18,603	57,341	—	4,386	18,603	61,727	80,330	3,289	2015
Northwoods Mall	Peoria, IL	—	1,185	12,779	2,164	39,437	3,349	52,216	55,565	35,126	1983
Oak Court Mall	Memphis, TN	39,005	15,673	57,304	—	11,142	15,673	68,446	84,119	46,480	1997
Oklahoma City Properties	Oklahoma City, OK	—	18,195	37,161	—	1,866	18,195	39,027	57,222	2,152	2015
Orange Park Mall	Orange Park (Jacksonville), FL	—	12,998	65,121	—	43,651	12,998	108,772	121,770	62,467	1994
Outlet Collection | Seattle, The	Auburn, WA	86,500	38,751	108,890	—	2,974	38,751	111,864	150,615	5,533	2015
Paddock Mall	Ocala, FL	—	11,198	39,727	—	22,248	11,198	61,975	73,173	29,898	1980
Port Charlotte Town Center	Port Charlotte, FL	44,792	5,471	58,570	—	16,178	5,471	74,748	80,219	45,016	1989
Richmond Town Square	Richmond Heights (Cleveland), OH	—	2,600	12,112	—	54,336	2,600	66,448	69,048	56,751	1966
River Oaks Center	Calumet City (Chicago), IL	—	30,560	101,224	—	(41,214)	30,560	60,010	90,570	62,806	1997
River Valley Mall	Lancaster, OH	44,931	14,477	26,544	—	208	14,477	26,752	41,229	1,674	2015
Rolling Oaks Mall	San Antonio, TX	—	1,929	38,609	—	13,488	1,929	52,097	54,026	33,879	1988
Rushmore Mall	Rapid City, SD	94,000	18,839	67,364	528	13,111	19,367	80,475	99,842	17,875	1998
Southern Hills Mall	Sioux City, IA	101,500	15,025	75,984	—	1,001	15,025	76,985	92,010	16,156	1998
Southern Park Mall	Youngstown, OH	—	16,982	77,767	97	32,827	17,079	110,594	127,673	60,070	1970
Sunland Park Mall	El Paso, TX	—	2,896	28,900	—	10,110	2,896	39,010	41,906	28,618	1988
The Mall at Fairfield Commons	Beavercreek, OH	—	18,194	175,954	—	3,023	18,194	178,977	197,171	7,456	2015

			Initial Cost		Cost Capitalized Subsequent to Construction or Acquisition		Gross Amounts At Which Carried At Close of Period
Name	Location	Encumbrances(3)	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total(1)	Accumulated Depreciation(2)	Date of Construction or Acquisition
Town Center at Aurora	Aurora (Denver), CO	55,000	9,959	56,832	(12)	56,907	9,947	113,739	123,686	68,037	1998
Towne West Square	Wichita, KS	47,798	972	21,203	22	14,255	994	35,458	36,452	24,476	1980
Valle Vista Mall	Harlingen, TX	40,000	1,398	17,159	329	21,389	1,727	38,548	40,275	27,299	1983
Virginia Center Commons	Glen Allen, VA	—	9,764	50,547	—	4,961	9,764	55,508	65,272	45,039	1991
Weberstown Mall	Stockton, CA	60,000	9,909	92,589	—	816	9,909	93,405	103,314	3,538	2015
West Ridge Mall	Topeka, KS	52,613	5,453	34,148	1,168	26,138	6,621	60,286	66,907	37,092	1988
Westminster Mall	Westminster (Los Angeles), CA	82,734	43,464	84,709	—	39,459	43,464	124,168	167,632	59,418	1998
WestShore Plaza	Tampa, FL	99,600	53,904	120,191	—	1,725	53,904	121,916	175,820	4,580	2015
Whitehall Mall	Whitehall, PA	9,747	8,500	28,512	—	2,441	8,500	30,953	39,453	1,770	2014
Community Centers
Arboretum	Austin, TX	—	7,640	36,774	71	12,932	7,711	49,706	57,417	24,105	1987
Bloomingdale Court	Bloomingdale (Chicago), IL	—	8,422	26,184	—	16,981	8,422	43,165	51,587	25,106	1987
Bowie Town Center Strip	Bowie (Washington, D.C.), MD	—	231	4,597	—	670	231	5,267	5,498	2,189	1987
Canyon View Marketplace	Grand Junction, CO	5,470	1,370	9,570	—	15	1,370	9,585	10,955	422	2015
Charles Towne Square	Charleston, SC	—	—	1,768	370	10,785	370	12,553	12,923	11,001	1976
Chesapeake Center	Chesapeake (Virginia Beach), VA	—	4,410	11,241	(3,229)	744	1,181	11,985	13,166	8,645	1989
Clay Terrace	Carmel, IN	—	39,030	115,207	—	2,921	39,030	118,128	157,158	7,208	2014
Concord Mills Marketplace	Concord (Charlotte), NC	16,000	8,036	21,167	—	—	8,036	21,167	29,203	3,178	2007
Countryside Plaza	Countryside (Chicago), IL	—	332	8,507	2,554	11,120	2,886	19,627	22,513	11,698	1977
Dare Centre	Kill Devil Hills, NC	—	—	5,702	—	2,239	—	7,941	7,941	3,008	2004
DeKalb Plaza	King of Prussia (Philadelphia), PA	—	1,955	3,405	—	824	1,955	4,229	6,184	2,360	2003
Empire East	Sioux Falls, SD	—	3,350	10,552	—	2,702	3,350	13,254	16,604	2,056	1998
Fairfax Court	Fairfax, VA	—	8,078	34,997	—	652	8,078	35,649	43,727	2,162	2014
Fairfield Town Center	Houston, TX	—	4,745	5,044	—	4,023	4,745	9,067	13,812	—	2014
Forest Plaza	Rockford, IL	16,970	4,132	16,818	453	15,504	4,585	32,322	36,907	17,572	1985
Gaitway Plaza	Ocala, FL	—	5,445	26,687	—	1,679	5,445	28,366	33,811	2,426	2014
Gateway Centers	Austin, TX	—	24,549	81,437	—	19,694	24,549	101,131	125,680	39,946	2004
Greenwood Plus	Greenwood (Indianapolis), IN	—	1,129	1,792	—	4,685	1,129	6,477	7,606	4,073	1979
Henderson Square	King of Prussia (Philadelphia), PA	12,591	4,223	15,124	—	906	4,223	16,030	20,253	5,868	2003

			Initial Cost		Cost Capitalized Subsequent to Construction or Acquisition		Gross Amounts At Which Carried At Close of Period
Name	Location	Encumbrances(3)	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total(1)	Accumulated Depreciation(2)	Date of Construction or Acquisition
Keystone Shoppes	Indianapolis, IN	—	—	4,232	2,118	4,057	2,118	8,289	10,407	3,133	1997
Lake Plaza	Waukegan (Chicago), IL	—	2,487	6,420	—	1,647	2,487	8,067	10,554	5,054	1986
Lake View Plaza	Orland Park (Chicago), IL	—	4,702	17,543	—	16,665	4,702	34,208	38,910	19,845	1986
Lakeline Plaza	Cedar Park (Austin), TX	15,898	5,822	30,875	—	10,218	5,822	41,093	46,915	21,414	1998
Lima Center	Lima, OH	—	1,781	5,151	—	9,595	1,781	14,746	16,527	8,300	1978
Lincoln Crossing	O'Fallon (St. Louis), IL	—	674	2,192	—	1,238	674	3,430	4,104	1,875	1990
MacGregor Village	Cary, NC	—	502	8,891	—	858	502	9,749	10,251	3,142	2004
Mall of Georgia Crossing	Buford (Atlanta), GA	23,658	9,506	32,892	—	2,229	9,506	35,121	44,627	18,075	2004
Markland Plaza	Kokomo, IN	—	206	738	—	7,508	206	8,246	8,452	4,599	1974
Martinsville Plaza	Martinsville, VA	—	—	584	—	468	—	1,052	1,052	901	1967
Matteson Plaza	Matteson (Chicago), IL	—	1,771	9,737	—	437	1,771	10,174	11,945	8,861	1988
Morgantown Commons	Morgantown, WV	—	4,850	13,076	—	15	4,850	13,091	17,941	661	2015
Muncie Towne Plaza	Muncie, IN	6,609	267	10,509	87	2,981	354	13,490	13,844	6,980	1998
North Ridge Shopping Center	Raleigh, NC	12,500	385	12,826	—	4,345	385	17,171	17,556	4,970	2004
Northwood Plaza	Fort Wayne, IN	—	148	1,414	—	3,118	148	4,532	4,680	2,632	1974
Palms Crossing	McAllen, TX	36,077	13,496	45,925	—	12,167	13,496	58,092	71,588	20,922	2006
Plaza at Buckland Hills, The	Manchester, CT	—	17,355	43,900	—	(2,332)	17,355	41,568	58,923	2,228	2014
Richardson Square	Richardson (Dallas), TX	—	6,285	—	990	15,459	7,275	15,459	22,734	4,305	1977
Rockaway Commons	Rockaway (New York), NJ	—	5,149	26,435	—	14,866	5,149	41,301	46,450	14,143	1998
Rockaway Town Plaza	Rockaway (New York), NJ	—	—	18,698	2,227	4,685	2,227	23,383	25,610	8,390	2004
Royal Eagle Plaza	Miami, FL	—	2,153	24,216	—	3,411	2,153	27,627	29,780	2,158	2014
Shops at Arbor Walk, The	Austin, TX	40,774	—	42,546	—	5,846	—	48,392	48,392	16,337	2005
Shops at North East Mall, The	Hurst (Dallas), TX	—	12,541	28,177	402	6,185	12,943	34,362	47,305	21,402	1999
St. Charles Towne Plaza	Waldorf (Washington, D.C.), MD	—	8,216	18,993	—	9,103	8,216	28,096	36,312	15,127	1987
Tippecanoe Plaza	Lafayette, IN	—	—	745	234	5,499	234	6,244	6,478	4,087	1974
University Center	Mishawaka, IN	—	2,119	8,365	—	4,019	2,119	12,384	14,503	9,766	1980
University Town Plaza	Pensacola, FL	—	6,009	26,945	—	2,891	6,009	29,836	35,845	5,643	2013
Village Park Plaza	Carmel, IN	—	19,565	51,873	—	618	19,565	52,491	72,056	4,619	2014
Washington Plaza	Indianapolis, IN	—	263	1,833	—	2,749	263	4,582	4,845	3,896	1976
Waterford Lakes Town Center	Orlando, FL	—	8,679	72,836	—	21,491	8,679	94,327	103,006	52,129	1999
West Ridge Plaza	Topeka, KS	—	1,376	4,560	—	4,042	1,376	8,602	9,978	4,390	1988

			Initial Cost		Cost Capitalized Subsequent to Construction or Acquisition		Gross Amounts At Which Carried At Close of Period
Name	Location	Encumbrances(3)	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total(1)	Accumulated Depreciation(2)	Date of Construction or Acquisition
West Town Corners	Orlando, FL	—	6,821	24,603	—	1,887	6,821	26,490	33,311	1,958	2014
Westland Park Plaza	Jacksonville, FL	—	5,576	8,775	—	(228)	5,576	8,547	14,123	1,025	2014
White Oaks Plaza	Springfield, IL	13,219	3,169	14,267	—	7,525	3,169	21,792	24,961	11,122	1986
Wolf Ranch	Georgetown (Austin), TX	—	21,999	51,547	—	12,369	21,999	63,916	85,915	24,559	2004
Corporate Assets
Corporate Investment in Real Estate Assets	Columbus, OH	—	—	2,545	—	(2,545)	—	—	—	—	2015
Developments In Progress
Georgesville Square	Columbus, OH	—	—	—	720	—	720	—	720	—
The Mall at Fairfield Commons	Beavercreek, OH	—	—	—	—	11,062	—	11,062	11,062	—
Oklahoma City Properties - Kensington	Oklahoma City, OK	—	—	—	2,038	—	2,038	—	2,038	—
Other Developments		—	—	—	—	7,409	—	7,409	7,409	—
Other Property
Vero Beach Fountains	Vero Beach, FL	—	—	—	2,940	—	2,940	—	2,940	—
		$1,780,224	$1,005,280	$4,478,993	$34,292	$1,181,224	$1,039,572	$5,660,217	$6,699,789	$2,261,593

WP Glimcher Inc. and Washington Prime Group, L.P.
Notes to Schedule III
December 31, 2015
(dollars in thousands)

(1)	Reconciliation of Real Estate Properties:
The changes in real estate assets (which excludes furniture, fixtures and equipment) for the years ended December 31, 2015, 2014 and 2013 are as follows:

	2015	2014	2013
Balance, beginning of year	$5,227,466	$4,724,930	$4,660,914
Acquisitions	3,113,240	471,293	—
Improvements	153,536	80,059	84,731
Impairments	(166,742)	—	—
Disposals*	(1,627,711)	(48,816)	(20,715)
Balance, end of year	$6,699,789	$5,227,466	$4,724,930

*	Primarily represents properties that have been deconsolidated upon sale of controlling interest, sold properties and fully depreciated assets which have been disposed.
The following reconciles investment properties at cost per the consolidated balance sheet to the balance per Schedule III as of December 31, 2015:

2015
Investment properties at cost	6,656,200
Less: furniture, fixtures and equipment	(81,403)
Plus: real estate assets held-for-sale	124,992
Total cost per Schedule III	6,699,789
The unaudited aggregate cost of real estate assets for federal income tax purposes as of December 31, 2015 was $5,889,809.

(2)	Reconciliation of Accumulated Depreciation:
The changes in accumulated depreciation and amortization for the years ended December 31, 2015, 2014 and 2013 are as follows:

	2015	2014	2013
Balance, beginning of year	$2,058,061	$1,920,476	$1,781,073
Depreciation expense	232,735	172,337	159,791
Impairments	(18,763)	—	—
Disposals	(10,440)	(34,752)	(20,388)
Balance, end of year	$2,261,593	$2,058,061	$1,920,476
The following reconciles accumulated depreciation per the consolidated balance sheet to the balance per Schedule III as of December 31, 2015:

2015
Accumulated depreciation	2,225,750
Less: furniture, fixtures and equipment	(59,149)
Plus: real estate assets held-for-sale	94,992
Total accumulated depreciation per Schedule III	2,261,593

WP Glimcher Inc. and Washington Prime Group, L.P.
Notes to Schedule III (Continued)
December 31, 2015
(dollars in thousands)

Depreciation of our investment in buildings and improvements reflected in the combined statements of operations is generally calculated over the estimated original lives of the assets as noted below:

•	Buildings and Improvements—typically 10-40 years for the structure, 15 years for landscaping and parking lot, and 10 years for HVAC equipment.

•	Tenant Allowances and Improvements—shorter of lease term or useful life.

(3)	Encumbrances represent face amount of mortgage debt and exclude any fair value adjustments.

(4)	Properties classified as held-for-sale as of December 31, 2015.