Form 10-K/A
period 2015-12-31
WP Glimcher Inc.; Washington Prime Group, L.P.
filed 2016-04-29
CIK 1594686, 1610911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
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
WP Glimcher Inc. Yes ☒  No ☐ Washington Prime Group, L.P. Yes ☒  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
WP Glimcher Inc. ☐ Washington Prime Group, L.P. ☐
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
Documents Incorporated By Reference: None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the WP Glimcher Inc. (“WPG”) and Washington Prime Group, L.P. (“WPG L.P.”) Annual Report on Form 10-K for the fiscal year ended December 31, 2015, originally filed on February 29, 2016 (the “Original Filing”). We are filing this Amendment to include the information required by Part III and not included in the Original Filing. Pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”), this information may be incorporated by reference into the Original Filing from WPG’s definitive proxy statement for its annual meeting of shareholders (“Proxy Statement”); provided, that such Proxy Statement is filed with the SEC no later than 120 days from the end of WPG’s fiscal year ended December 31, 2015. WPG’s Proxy Statement will not be filed with the SEC within this time period. This Amendment also corrects three line item disclosures that are a part of the cover page on Form 10-K. The disclosure in the Original Filing concerning securities registered under Section 12(g) and requirements to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934, as amended (The "Exchange Act"), incorrectly referenced the operating partnership units of WPG L.P. and incorrectly reflected that WPG L.P. was required to file reports under Section 13 or 15(d) of the Exchange Act, and the line item check-the-box disclosure pertaining to disclosure required by Item 405 of Regulation S-K concerning delinquent Form 3, 4 and 5 filers has been added to the cover page of this Amendment as it was inadvertently omitted from the cover page of the Original Filing. Lastly, in connection with the filing of this Amendment and pursuant to the rules of the SEC, we are including with this Amendment new certifications of our principal executive officer and principal financial officer pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002, as amended. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these new certifications. Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing. WPG’s 2016 Annual Meeting of Shareholders will be held on August 16, 2016.

As used in this Amendment, unless the context requires otherwise, all references to “we,” “our,” “us,” “our company,” or the “Company” are intended as references to WPG, WPG L.P., and entities in which WPG or WPG L.P. (or any affiliate) have a material interest on a consolidated and combined basis.

PART III.

Item 10.    Directors, Executive Officers and Corporate Governance
The following table presents certain information as of the date of this Amendment concerning each of our executive officers (the “Senior Executives”) and directors. Each of the Senior Executives are persons identified by the WPG Board of Directors (the “Board”) as “executive officers” of WPG as that term is used under Item 401(b) of Regulation S-K (17 C.F.R. §229.401(b)) and defined under SEC Rule 3b-7 (17 C.F.R. §240.3b-7).

Name	Age	Position(s) Held
Mark S. Ordan	57	Chairman of the Board
Michael P. Glimcher	48	Vice Chairman and Chief Executive Officer
Louis G. Conforti	51	Director and Audit Committee Chairperson
Robert J. Laikin	52	Lead Independent Director
Niles C. Overly	65	Director and Compensation Committee Chairperson
Jacquelyn R. Soffer	50	Director and Governance and Nominating Committee Chairperson
Marvin L. White	54	Director and an Audit Committee Financial Expert
Gregory A. Gorospe	50	Executive Vice President, General Counsel and Secretary
Melissa A. Indest	52	Senior Vice President, Finance and Chief Accounting Officer
Keric M. “Butch” Knerr	51	Executive Vice President and Chief Operating Officer
Mark E. Yale	50	Executive Vice President and Chief Financial Officer

Set forth below is biographical information concerning the members of the Board and Senior Executives as of the date of this Amendment. In addition to the biographical information presented, also included for each Board member is a listing of the particular skills, qualifications, experience, or attributes that led the Board to conclude that the respective director should serve as a member of the Board.

Mark S. Ordan served as Executive Chairman of the Company from January 15, 2015 until January 1, 2016 when he became the non-executive Chairman of the Board pursuant to a Transition and Consulting Agreement, dated May 31, 2015, by and between Mr. Ordan and WPG (the “Consulting Agreement”). Mr. Ordan served as our Chief Executive Officer from May 2014 to January 15, 2015. Mr. Ordan has served on the Board since May 2014. From January 2013 to November 2013, Mr. Ordan served as a director and as the Chief Executive Officer of Sunrise Senior Living, LLC, the successor to the management business of Sunrise Senior Living, Inc. ("Sunrise"), which had been a publicly traded operator of approximately 300 senior living communities located in the United States, Canada and the United Kingdom prior to its sale in January 2013 to Health Care REIT, Inc. Mr. Ordan served as Sunrise's Chief Executive Officer from November 2008 to January 2013, and as a director from July 2008 to January 2013. While at Sunrise, Mr. Ordan led its restructuring and oversaw its eventual sale. He served as the Chief Executive Officer and President of The Mills Corporation ("Mills"), a publicly traded developer, owner and manager of a diversified portfolio of regional shopping malls and retail entertainment centers, from October 2006 to May 2007, as its Chief Operating Officer from February 2006 to October 2006 and as a director from December 2006 until May 2007. While at Mills, Mr. Ordan oversaw its operations and its eventual sale to Simon Property Group, Inc. (“Simon”) and Farallon Capital Management, LLC in May 2007. Prior to that, he served as President and Chief Executive Officer of Balducci's LLC, a gourmet food store chain. He also founded and served as Chairman, President and Chief Executive Officer of Fresh Fields Markets, Inc., an organic foods supermarket chain, eventually leading the merger of the company with Whole Foods Markets, Inc. Mr. Ordan also was employed in the equities division of the investment banking firm of Goldman Sachs & Co. Mr. Ordan served as a director of Harris Teeter Supermarkets, Inc., a publicly traded supermarket chain, from February 2013 until January 2014, when it was acquired by The Kroger Co. He was a Trustee of Vassar College for fifteen years. He also previously served for ten years, including five years as Non-Executive Chairman, on the Board of Trustees of Federal Realty Investment Trust. Since June 2015, Mr. Ordan has been a member of the Board of Directors of VEREIT, Inc. (f/k/a American Realty Capital Properties, Inc.), a New York Stock Exchange ("NYSE") listed full-service real estate operating company with investment management capability that owns and actively manages a diversified portfolio of retail, restaurant, office and industrial real estate assets. Additionally, Mr. Ordan currently serves on the boards of the following nonprofit organizations: the U.S. Chamber of Commerce, the National Endowment for Democracy, the Seed School Foundation, and the Economic Club of Washington, D.C.
Skills and Qualifications: Mr. Ordan has substantial executive experience, leadership ability and a proven record of accomplishment in retail, real estate and healthcare, with proven skills in corporate finance, capital markets, mergers and acquisitions, joint ventures, corporate restructurings, strategic planning and other public company matters.
Michael P. Glimcher became our Vice Chairman and Chief Executive Officer on January 15, 2015. Mr. Glimcher previously served as Chairman of the Glimcher Realty Trust (“Glimcher” or “GRT”) Board of Trustees from September 2007 to January 15, 2015 when Glimcher was acquired by WPG (the “Merger”), as Glimcher’s Chief Executive Officer from January 2005 to January 15, 2015, and as a Trustee of Glimcher from June 1997 until January 15, 2015. As Glimcher's Chairman of the Board and Chief Executive Officer, he was responsible for implementing the policies of Glimcher, as determined by the Glimcher Board of Trustees, as well as managing Glimcher's overall business and affairs. He also served as Glimcher's Executive Vice President from March 1999 to December 1999 and its President from December 1999 until September 2007, as well as in various senior level leasing and development positions since joining Glimcher in 1991. Mr. Glimcher has been a director of M/I Homes, Inc., a publicly traded builder of single family homes, since January 2013. He serves on the Executive Board and Governance Committee for the National Association of Real Estate Investment Trusts (“NAREIT”), the trade association for real estate investment trusts, and the Board of Trustees for the Arizona State University Foundation, an organization responsible for all aspects of fundraising at Arizona State University, and the Wexner Center for the Arts, a multidisciplinary and international organization affiliated with The Ohio State University and formed for the exploration and advancement of contemporary art. He is an ex officio member of the Board of Trustees of the International Council of Shopping Centers ("ICSC"), the leading industry organization for retail real estate companies, and the Columbus Partnership, a non-profit membership-based organization of chief executive officers from leading businesses and institutions located in Columbus, Ohio. Mr. Glimcher also serves on the Governing Committee of The Columbus Foundation, a philanthropic organization based in Columbus, Ohio, and is a member of the International Council of The Real Estate Roundtable, a non-profit public policy organization that represents the interests of constituents in the real estate industry. He is active in several other charitable and community organizations.
Skills and Qualifications: Mr. Glimcher has substantial executive experience and leadership ability in the retail real estate industry, with strong skills in corporate finance, capital markets, mergers and acquisitions, strategic planning and other public company matters.

Louis G. Conforti became a director on May 27, 2014. Since December 2013, Mr. Conforti has been Senior Managing Director of Balyasny Asset Management LP, an alternative investment manager firm, and since April 2014, a Principal of Colony Capital LLC, a global real estate investment firm. Mr. Conforti was Global Head of Real Estate for UBS O’Connor, the alternative investment management division of UBS AG, a financial services firm, from October 2008 to November 2013. During that time, he also served as Senior Portfolio Manager of O’Connor Colony Property Strategies, a partnership with Colony Capital LLC. Previously, he was Managing Director and Head of Real Estate Investments at the hedge fund firm of Stark Investments, from January 2005 to October 2008. His predecessor real estate hedge fund, The Greenwood Group, was acquired by Stark Investments in January 2005. Mr. Conforti served as Co‑President and Chief Financial Officer of Prime Group Realty Trust, a publicly traded office and industrial property real estate investment trust, from June 2000 to October 2003, as its Executive Vice‑President‑Capital Markets, from June 1988 to November 1999, and as its Senior Vice President‑Capital Markets, from June 1998 to November 1999. Prior to that, Mr. Conforti worked at the investment banking firms of CIBC World Markets and Alex. Brown & Sons within their real estate investment banking and capital markets divisions.
Skills and Qualifications: Mr. Conforti has substantial real estate industry experience, with strong skills in real estate investments, executive management, corporate finance, capital markets, financial statement and accounting matters and other public company matters.
Robert J. Laikin became a director and was appointed as our Lead Independent Director on May 27, 2014. Mr. Laikin founded BrightPoint, Inc., a wireless device distribution and logistics company (then known as Wholesale Cellular USA, Inc.), in 1989. He served as the Chairman of the Board and Chief Executive Officer of BrightPoint, Inc., a NASDAQ listed company, from April 1994 until its sale in October 2012 to Ingram Micro Inc., a publicly traded wholesale technology distributor and supply-chain management and mobile device lifecycle services company. Mr. Laikin is currently an Executive Advisor to the CEO and Government Relations Executive of Ingram Micro Inc., a position he has held since November 2012. From July 1986 to December 1987, Mr. Laikin was Vice President, and from January 1988 to February 1993, President, of Century Cellular Network, Inc., a company engaged in the retail sale of cellular telephones and accessories.
Skills and Qualifications: Mr. Laikin has an established track record of launching and building successful enterprises, with significant experience in the areas of executive leadership, business strategy and finance, management, global business operations, accounting, corporate governance, public company compliance, political/governmental matters, charitable/philanthropic matters, marketing, risk management, investor, media, and public relations, negotiation and deal structure.
Niles C. Overly became a director on January 15, 2015. Mr. Overly previously served as a Trustee of Glimcher from May 2004 until January 15, 2015. Currently, Mr. Overly serves as Chairman and Chief Executive Officer of Metro Data Center, LLC, a high tier data center located in Dublin, Ohio, and has served in that capacity since 2012. Mr. Overly also serves as Chairman and Chief Executive Officer of BrightCastle Ventures LLC, a private equity and consulting company, and has served in that role since 2007. He also served as Chairman of The Frank Gates Companies/Avizent ("Frank Gates"), which specialize in employee benefit and risk management services, from 2003 to August 2008. Mr. Overly served as Chief Executive Officer of Frank Gates from 1983 to March 2007 and as General Counsel for Frank Gates from 1979 until 1983. Prior to joining Frank Gates, Mr. Overly served as an international tax consultant with Arthur Andersen & Company, and he was also a partner in the law firm of Overly, Spiker, Chappano & Wood, L.P.A. for five years. He currently serves as a member of the Ohio Chamber of Commerce and was formerly Chairman of the organization. He has also been active in the Young Presidents Organization ("YPO"), having served as the Chairman and Education Chair of YPO's Columbus, Ohio Chapter.
Skills and Qualifications: Mr. Overly has general business, risk management, finance and accounting, compliance, legal, audit, compensation, corporate governance and public company experience as well as corporate management experience and skills.
Jacquelyn R. Soffer became a director on May 27, 2014. Ms. Soffer is a Principal for Turnberry Associates, a real estate development and property management company, which she joined in 1989, where she oversees the company's retail, hospitality and office divisions including its landmark Aventura Mall, a super-regional shopping center located in South Florida. Turnberry Associates holds a two-thirds interest in Aventura Mall, with the remaining one-third interest being held by an affiliate of Simon. Ms. Soffer's experience includes her instrumental roles in developing Destin Commons, an open-air lifestyle center in Northwest Florida, which recently opened a 100,000 square foot expansion. Additionally, Ms. Soffer leads the continued enhancement and operations of both the Fontainebleau Miami Beach as well as Turnberry Isle Miami Resort. She is a board member of Fontainebleau Miami Beach and a Founding Member and member of the Board of Trustees of the Institute of Contemporary Art in Miami, Florida.
Skills and Qualifications: Ms. Soffer has extensive executive management experience in the retail, hospitality and office real estate sectors and real estate generally, with strong overall entrepreneurial skills and extensive experience and skills in the areas of real estate development and property management.

Marvin L. White became a director on May 27, 2014. Since November 2014, Mr. White has served as the President and Chief Executive Officer of The MLW Advisory Group, LLC, a management advisory company targeting the needs of health care and related companies. From September 2008 to March 2014, Mr. White served as System Vice President and Chief Financial Officer of St. Vincent Health, and was responsible for finance, materials management, accounting, patient financial services and managed care for all 19 hospitals and 36 joint ventures. Prior to joining St. Vincent Health, Mr. White served as Executive Director and Chief Financial Officer at Eli Lilly & Company's (“Lilly”) Lilly USA, from 2000 to 2006 where he was a member of the Operations Committee. Mr. White also held leadership positions at Lilly in corporate finance and investment banking in the Corporate Strategy Group, and was the pharmaceutical company's Executive Director and Assistant Treasurer, from 2006 to 2008. Prior to his career in health care, Mr. White was with General Motors in Illinois, from 1981 to 1987, and the Hewlett-Packard Company (n/k/a HP Inc.), an information technology company, in Atlanta, from 1989 to 1993, undertaking various supervisory and financial assignments. In 1993, he joined Motorola, Inc.'s (n/k/a Motorola Solutions, Inc.) Cordless Operation as Operations Controller, and in 1995 he was named Senior Operations Controller for the Japan Cellular Division of this telecommunications company. Mr. White also served as the South Asia Divisional Controller for Motorola's Cellular Sector, and later became the Latin America Divisional Controller for that sector. Mr. White served as the chair of St. Vincent Indianapolis Hospital Board of Directors from 2006 to 2008 and as a member of the Board of Trustees of HealthLease Properties Real Estate Investment Trust, a Canadian-based, senior housing and post-acute health care property real estate investment trust, from November 2013 to November 2014, when it was acquired by HealthCare REIT, Inc. He currently serves on the boards of Emergent BioSolutions Inc., a specialty pharmaceutical company publicly traded on the NYSE (since June 2010), CoLucid Pharmaceuticals, Inc., a NASDAQ listed Phase 3 clinical-stage biopharmaceutical company (since July 2015), and One American Financial Partners, Inc., a financial services company (since August 2014). Additionally, he is a past member of the Arts Council of Indianapolis and the Investment Committee of Lynxx Capital Corporation, an investment management firm
Skills and Qualifications: Mr. White has extensive chief financial officer experience in the health care industry, with strong skills in hospital accounting, general finance/accounting, financial statement matters, risk management, corporate governance, general management, audit/compliance, charitable/philanthropic matters, general business, and public company matters. He also previously served as the Chair of the Audit Committee of another public company.
Gregory A. Gorospe serves as Executive Vice President, General Counsel, and Secretary and has held this position since joining the Company in October 2015. Mr. Gorospe oversees all legal, compliance, and governance matters for the Company. Prior to joining the Company, Mr. Gorospe was with the law firm of Jones Day from 1995 to 2015 and as a partner at Jones Day from 2003 until his departure. He practiced in the areas of real estate, finance, capital markets, and commercial real estate development. He is a member of ICSC, the Ohio State Bar Association, and the Columbus (Ohio) Bar Association, and sits on the boards of the Asian-Pacific American Bar Association-Columbus and Buckeye Leadership Fellows, a student leadership development program fostered by alumni of The Ohio State University to empower students to acquire real world life and leadership skills.
Melissa A. Indest became our Senior Vice President, Finance and Chief Accounting Officer on January 15, 2015. She had served as Glimcher’s Chief Accounting Officer and Senior Vice President, Finance since January 2014. In this capacity, she oversaw all operations of Glimcher’s accounting and finance departments as well as investor relations and corporate communications. Previously, Ms. Indest served as a Senior Vice President, Finance and Accounting at Glimcher from June 2010 to January 2014, where she was responsible for the day‑to‑day operations of the accounting department, including external financial reporting, tax reporting, lease accounting, credit and investor relations. Ms. Indest also held the role of Vice President, Finance and Accounting from 2007 to June 2010. She originally joined Glimcher in 2003 as Vice President and Controller. Prior to joining Glimcher, Ms. Indest served in various accounting and operational roles with Corporate Express of Cincinnati, Ohio, an office supply company, where she most recently held the title of President, Central Midwest Division. In addition to her prior experience as Glimcher’s Controller, Ms. Indest has extensive background in finance, audit, budget and operational processes and procedures. Ms. Indest began her career with PricewaterhouseCoopers LLP and serves as Vice Chairperson and Treasurer on the Board of Directors for Lifeline of Ohio Organ Procurement, Inc., a nonprofit organization.
Keric M. “Butch” Knerr became our Executive Vice President and Chief Operating Officer in September 2014. Mr. Knerr joined our company from Simon where he served as Executive Vice President of Leasing from March 2009 to September 2014, as well as several other roles of increasing responsibility at Simon and its predecessor from July 1988 through March 2009. As Simon’s Executive Vice President of Leasing, Mr. Knerr was responsible for overseeing Simon’s leasing activities for approximately 55 properties, as well as for overseeing leasing activities on new center developments, mall expansions and redevelopments. Mr. Knerr is a member of ICSC.

Mark E. Yale became our Executive Vice President and Chief Financial Officer on January 15, 2015. He had been Executive Vice President of Glimcher since May 2006, its Chief Financial Officer since August 2004 and its Treasurer since May 2005. In these roles, he was responsible for Glimcher’s financial reporting, accounting, treasury, budgeting, information technology, and investor relations functions. Mr. Yale served as Senior Vice President of Glimcher from August 2004 to May 2006. He served as Manager of Finance and Chief Financial Officer at Storage USA, Inc. (“Storage”), a division of GE Real Estate, from 2002 through 2004. Prior to that, Mr. Yale served as Senior Vice President for Financial Reporting at Storage, a then publicly traded storage real estate investment trust, from July 1999 to June 2002 and as Vice President for Financial Reporting from August 1998 to June 1999. Prior to the acquisition of Storage by GE Real Estate in 2002, Mr. Yale successfully managed Storage’s financial and accounting functions. He also served as Senior Audit Manager of PricewaterhouseCoopers LLP from January 1994 to July 1998.
Family Relationships
As of the date of this Amendment, there are no familial relationships between any of our directors and Senior Executives.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires our Senior Executives and directors, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC reports of ownership of our securities and changes in reported ownership. Officers, directors and greater than 10% shareholders are required by SEC rules to furnish us with copies of all Section 16(a) reports they file. Based solely on a review of the reports furnished to us, or written representations from reporting persons that all reportable transactions were reported, we believe that except for one Form 4 filing reporting an equity award from WPG to Mr. Niles C. Overly, a WPG external director, all Section 16 filing requirements for WPG’s remaining directors and Senior Executives (including any former Senior Executives and directors who served during 2015) were complied with on a timely basis during our fiscal year ended December 31, 2015.
Governance Principles
The Board has adopted a set of Governance Principles to assist it in guiding our corporate governance practices. The Governance Principles are from time-to-time re‑evaluated by the Governance and Nominating Committee in light of changing circumstances in order to continue serving our best interests and the best interests of our shareholders. Our Governance Principles are available on the Corporate Governance page of the Investors section of our website at www.wpglimcher.com.
Code of Ethics
We have adopted a Code of Business Conduct and Ethics, which we refer to as the code of conduct that requires all business activities to be conducted in compliance with laws, regulations and ethical principles and values. All of our directors, officers and employees are required to read, understand and abide by the requirements of the code of conduct.
The code of conduct is accessible on the Corporate Governance page of the Investors section of our website at www.wpglimcher.com. Any amendment to, or waiver from, a provision of the code of conduct may be granted only by an employee’s immediate supervisor and only after advance notice to, and consultation with, the General Counsel, or in those instances required by the code of conduct, the Chief Executive Officer. Waivers involving any of our executive officers or directors may be made only by the Audit Committee, and all waivers granted to executive officers and directors will be disclosed to our shareholders as required under applicable law and regulations. Our General Counsel, who is responsible for overseeing, administering, and monitoring the code of conduct, reports to the Chief Executive Officer with respect to all matters relating to the code of conduct.
Procedures by Which Shareholders May Recommend Nominees For Director
WPG last disclosed the procedures and process by which shareholders may recommend nominees for director in its proxy statement for its 2014 annual meeting of shareholders and since that filing there have been no material changes to these procedures or processes.
Audit Committee
The Board has a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee assists the Board in monitoring the integrity of our financial statements, the qualifications, independence and performance of our independent registered public accounting firm, the performance of our internal audit function and our compliance with legal and regulatory requirements. The charter of the Audit Committee is available on the Corporate

Governance page of the Investors section of our website at www.wpglimcher.com, or by requesting a copy, in print, without charge by contacting our Secretary at 180 East Broad Street, Columbus, Ohio 43215. As of the date of this Amendment, the Audit Committee is comprised of Messrs. Conforti (Chairman), Overly, and White. The Board has determined that each of Messrs. Conforti, Overly and White is financially literate under NYSE rules and that Mr. White qualifies as an “audit committee financial expert” as defined by SEC rules.

Item 11.    Executive Compensation
Compensation Discussion and Analysis
Overview
The year 2015 was a transformative year for our company which was reflected in nearly every aspect of our business and operations. We completed the Merger on January 15, 2015 (the “Merger Closing Date”) which increased the size of our company with respect to properties owned and operated, personnel, and our national footprint. Our management team also evolved in connection with the Merger as well as throughout 2015. From an executive compensation perspective the components of our program generally remained the same from 2014, except that we adopted a formal plan for our bonus compensation and incorporated corporate performance objectives into both our equity incentive compensation and bonus compensation that compliment the individual performance objectives used to determine equity and bonus compensation. In connection with the Merger, inducement equity awards and special performance equity awards were used to incentivize the management team from Glimcher to join the new combined company. The inducement awards vest on the passage of time. The special performance equity awards are market-based, with shares earned based on total shareholder return (“TSR”), subject to additional time-based vesting. We also continued our practice of having annual equity-based awards and maintained the use of long-term incentive plan units (“LTIP Units”) as our currency.
As referenced above, our management team evolved throughout 2015. In connection with the consummation of the Merger, our pre-merger Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) assumed new roles within our company and the Glimcher CEO and CFO assumed those roles in the new post-merger combined company. Our pre-merger CEO became our Executive Chairman at the Merger Closing Date and eventually by the end of 2015 transitioned to the role of non-executive Chairman of the Board. Compensation disclosure is also provided in this section for our current Chief Operating Officer and also our Chief Accounting Officer. We will also discuss in this Compensation Discussion and Analysis (“CD&A”), the compensation of two other executive officers who were with our company pre-merger or joined shortly thereafter, but separated at the end of 2015 as well as another Glimcher executive officer who joined us as a result of the Merger as our Executive Vice President, Director of Leasing. Unless otherwise indicated, we will refer to the persons listed in the compensation tables that follow this CD&A as the “Named Executives” on a collective basis or individually as a “Named Executive.”
This CD&A describes our executive compensation philosophy, objectives and policies for 2015 on a general basis and as applied to the Named Executives. We first highlight some of our business and operational accomplishments in 2015 for which we will discuss in this CD&A the awards and compensation for such accomplishments. We then describe the objectives of our compensation program for the Named Executives as well as executive compensation generally, and provide an overview of what our executive compensation program is designed to reward and recognize. Following this discussion, we will review the elements of our executive compensation program and the relationship of each element to our compensation objectives. As we discuss each element of compensation and our reasons for choosing to pay the particular element, we will also discuss:

(i)	how we generally determined the payment amount for the particular element of compensation;

(ii)	how our decision regarding that element fits into one or more of our overall objectives for our executive compensation program; and

(iii)	how decisions about the particular element of compensation affects, if at all, our decisions regarding other compensation elements.
We conclude our discussion with a brief overview of our stock ownership guidelines and restrictions, tax and accounting implications of our executive compensation program, and a discussion of the impact or influence on our compensation philosophy and programs of previous shareholder voting results on executive compensation. Unless otherwise stated, references in this section to data in the Summary Compensation Table are only with respect to the year 2015.

2015 Business Highlights
In addition to completing the Merger, we realized a number of other financial and non‑financial achievements in 2015, including:

†
Completion in June 2015 of a joint venture with O’Connor Capital Partners (“O’Connor”) which involved five of the Company’s properties and resulted in $430 million of net proceeds and approximately $800 million in consolidated debt reduction.

†	Repayment in June 2015 of the $1.2 billion bridge loan (the “Bridge Loan”) that was part of the Merger financing package.

†	Completion of over $800 million in multi-year unsecured financings.

†	Completion of an inaugural $250 million bond offering.

†	Solidified plan in November 2015 to transition the properties managed by Simon at the Merger Closing Date onto the Company’s operational platform by May 2016.

†	Achieved at 2015 year-end net debt to EBITDA ratio of approximately 7.0x.

†	Consolidated by the end of 2015 the Company’s leadership teams in Columbus, Ohio and Indianapolis, Indiana and hired all key senior leadership positions.

†	Redeemed in April 2015 all of the outstanding 8.125% Series G Cumulative Redeemable Preferred Shares of Beneficial Interest.
Objectives of Our Executive Compensation Program
The goal of our executive compensation program is to provide compensation that is equitable to both the executive officer and our company and is competitive with compensation provided to similarly-situated executives at peer real estate investment trusts (“REITs”). Throughout 2015, although no formal market benchmarking was done with respect to our 2015 executive compensation, the Compensation Committee’s decision-making and planning with respect to the Company’s executive compensation was guided by the following objectives:

†	to pay for performance based upon financial results of our company, the performance of our shares over time, and the executive’s leadership and contributions to our company;

†	to provide incentives to focus performance on both near‑term and long‑term goals of our company;

†	to attract and retain senior executive officers who are important to the success of our company by awarding compensation that is tied to continued long‑term employment; and

†	to encourage executive ownership of our Common Shares over the course of their employment, aligning executive interests with those of our shareholders.
Although the Compensation Committee’s decisions were guided by the aforementioned objectives in making its decisions during 2015 regarding our executive compensation, the Compensation Committee neither weighted nor ranked these objectives with any particular importance when making these decisions.
What Our Executive Compensation Program is Designed to Reward
Our executive compensation program is designed to reward the operating performance of our company and the individual performance of our executive management team members.
(i)    Company Operating Performance
Our company is a REIT that primarily owns, leases, acquires, develops, and operates shopping malls and community shopping centers. In order to maintain WPG’s REIT status, we must distribute at least 90% of our ordinary taxable income to WPG’s shareholders. We use Funds From Operations, or FFO, as a supplemental metric to net income to measure our operating performance. FFO is the commonly accepted and recognized measure of operating performance for REITs by the real estate industry. FFO is defined by NAREIT as net income (or loss) computed in accordance with generally accepted accounting principles, or GAAP, excluding real estate related depreciation and amortization, excluding gains and losses from extraordinary items and cumulative effects of accounting changes, excluding gains and losses from the sale or disposal of previously depreciated retail operating properties, excluding impairment charges of depreciable real estate, plus the allocable portion of FFO of unconsolidated entities accounted for under the equity method of accounting based upon economic ownership interest. We believe that per share growth in FFO is an important factor in enhancing shareholder value. Therefore, a component of our executive compensation program is designed to reward achievement of our company’s year-end FFO goals. Although FFO is partly influenced by market forces that are beyond our control, we feel that our Senior Executives, including the Named Executives, have the greatest opportunity to influence performance in this area. Therefore, we base a large portion of their total cash compensation on an evaluation of WPG’s annual FFO results. FFO does not represent cash flow from our operating activities in accordance with GAAP and our FFO may not be directly comparable to similarly titled measures reported by other REITs. Moreover, FFO should not be considered as an alternative to net income (determined in accordance with GAAP), as an indication of our financial performance, as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make cash distributions. Our executive bonus plan uses FFO performance targets to determine a portion of each Named Executive’s annual bonus. As we will discuss in greater detail in the section below captioned 2015 Annual Incentive Cash Bonus Plan, fifty percent (50%) of a Named Executive’s total target bonus opportunity under the Executive Bonus Plan is used to determine the portion of the bonus based upon an evaluation of WPG’s annual FFO results on a per diluted common share (the “Common Shares” or “Common Stock”) as adjusted basis. We calculate WPG’s reported FFO (with adjustment for non-recurring items such as Merger-related expenses) per Common Share for reporting purposes by dividing WPG’s FFO by the weighted average number of diluted Common Shares outstanding for the fiscal year which WPG’s per Common Share FFO is being determined. We also use TSR as an additional metric to measure corporate performance in connection with determining executive compensation as explained in greater detail below under the section captioned Equity Compensation.
Some other factors that we use to measure our operating performance include occupancy levels at our core properties, comparable net operating income growth at our core properties, property sales and acquisitions, initiation or completion of development or redevelopment projects, managing our leverage or indebtedness, and completed joint venture or partnering initiatives. These factors are generally used for individual goals or objectives because the completion of goals or objectives of this nature are generally heavily influenced by the actions of a particular Senior Executive, department, or functional area within our company.
(ii)Company Strategic Performance
Our Company’s strategic performance is rewarded through our annual cash bonus and our annual equity awards based upon the Compensation Committee’s assessment of the Company’s performance compared to our corporate strategic objectives (the “Strategic Objectives”). The strategic objectives are reviewed and approved annually by the Compensation Committee at the time the annual cash bonus plan and annual equity awards are approved, typically in the first fiscal quarter of the performance period. For 2015, our Strategic Objectives were the following:

A.	Progress towards moving off the Simon platform no later than May 2016;

B.	Consummation of the Company’s joint venture transaction with O’Connor;

C.	Successful refinancing of the Bridge Loan;

D.	Achieving a specified net debt-to-equity ratio;

E.	Building a solid organizational structure; and

F.	Analysis, evaluation and initiation of growth opportunities.
The Company believes achievement of strategic objectives are critical to long-term value creation and as such, are critical to aligning the interests of executives with our shareholders, and with the long-term success of the organization.
(iii)    Individual Performance
Our executive compensation program also rewards individual performance. Individual performance is rewarded through base salary and performance-based or variable compensation. Through base salary, the specific skill set and managerial abilities of an executive are rewarded. With respect to performance-based or variable compensation, individual performance is evaluated and rewarded based primarily upon an assessment of the executive’s achievement of predetermined individual objectives that are linked to our overall corporate goals. Generally, individual objectives of the executives differ for each officer and are established prior to or near the beginning of the evaluation year in connection with the adoption of the executive bonus plan for that year. For the 2015 performance year, except for Messrs Ordan and Glimcher, each of the Named Executives had five (5) individual objectives. Messrs. Ordan and Glimcher each had eight (8) individual objectives. Bonus awards for individual performance were granted under the Company’s 2015 executive bonus plan.
(iv)    Company Market Performance
Through our equity compensation awards, our executive compensation program rewards TSR. TSR is used to ensure alignment of executive interests with those of our shareholders. Pursuant to our special performance equity awards made both after the Merger, and for some Named Executives, prior to the Merger in 2014, relative (compared to an index of REITs) and absolute TSR is measured in determining the number of LTIP Units earned over the respective performance period. The Company believes that over time, TSR provides the most appropriate measure of shareholder success and as such, is a critical tool in our pay-for-performance program.
Executive Employment Arrangements & the Elements of Compensation Within Our Executive Compensation Program
In addition to our formal compensation and benefit plans which are an important component of our executive compensation program, the primary elements of our program – salary, equity compensation, bonus/incentive compensation, and severance/change in control arrangements – are governed by the employment agreements or other arrangements we currently have with Named Executives still employed with us or had with certain Named Executives whose employment was terminated at the end of 2015 or shortly thereafter.
This CD&A and the tables that follow will describe compensation arrangements under employment agreements we have with Messrs. Michael P. Glimcher, our Vice Chairman and Chief Executive Officer, Mark E. Yale, the Executive Vice President and Chief Financial Officer of the Company, and Keric M. “Butch” Knerr, the Company’s Executive Vice President and Chief Operating Officer, and conditional offer letters of employment executed by Mr. Thomas J. Drought, Jr., our Executive Vice President, Director of Leasing, and Ms. Melissa A. Indest, the Company’s Senior Vice President, Finance and Chief Accounting Officer. Also, the now terminated employment agreements with former executives Mr. C. Marc Richards, the Company’s former Chief Financial Officer and former Executive Vice President and Chief Administrative Officer, and Ms. Farinaz S. Tehrani, the former Executive Vice President, Legal and Compliance, governed the compensation each received during 2015. Mr. Mark S. Ordan, our current Chairman of the Board and the former Chief Executive Officer and Executive Chairman, had an employment agreement with us until his employment termination date of December 31, 2015 after which the Consulting Agreement became effective on January 1, 2016. Lastly, Mr. Michael Gaffney, our former Executive Vice President, Head of Capital Markets, also had an employment agreement with us that terminated in connection with his termination on December 31, 2015 and he also entered into a Transition and Consulting Agreement with the Company which became effective January 1, 2016.

The employment agreements for Messrs. Glimcher and Yale were separately entered into prior to the Merger Closing Date in the fall of 2014 to recruit and retain the services of Messrs. Glimcher and Yale following the Merger Closing Date. Each agreement was ratified by the compensation committee of the Company’s predecessor board of directors and became effective on the Merger Closing Date. Mr. Glimcher’s agreement is for an initial term of five years and Mr. Yale’s agreement has an initial term of three years. Each agreement has automatic one year renewals at the end of the initial term and each year thereafter unless at least 120 days, in the case of Mr. Glimcher, or 30 days, in the case of Mr. Yale, prior to the renewal date either party to the respective agreement gives written notice to the other of non-renewal. Each agreement, as will be further explained later in this CD&A, sets forth their title, duties, reporting structure and provides for an annual salary, bonus compensation opportunity, long-term equity compensation opportunity, severance/termination compensation, and eligibility for benefits. Mr. Glimcher’s employment agreement was amended in 2015 in connection with Mr. Ordan’s transition from Executive Chairman to non-executive Chairman, to change the reporting structure, but no changes to compensation were made at that time. With respect to Mr. Knerr, his employment agreement was executed in September 2014 in connection with his election as Executive Vice President and Chief Operating Officer. Mr. Knerr’s agreement has a three year term with automatic one year renewals at the end of the initial term and each year thereafter unless at least 30 days prior to the renewal date either party to the agreement gives written notice to the other of non-renewal. Similar to Messrs. Glimcher and Yale’s agreements, Mr. Knerr’s agreement sets forth his title, duties, reporting structure and provides for an annual base salary rate, target bonus opportunity, makes Mr. Knerr eligible to participate in the Company’s long-term equity compensation program, and establishes payments payable upon separation or a change in control.
With respect to Mr. Drought and Ms. Indest, each has a conditional offer letter of employment from WPG, each dated as of January 9, 2015 (each an “Offer Letter” or the “Offer Letters”), and which became effective on the Merger Closing Date. The letters establish at-will employment between WPG and Ms. Indest and Mr. Drought. Similar to the employment agreements discussed above, the letters for both Ms. Indest and Mr. Drought, establish their respective titles and duties, reporting structure, set an annual base salary rate, bonus compensation, long-term equity compensation, benefits, inducement equity awards granted upon closing of the Merger, and severance compensation.
Similar to Mr. Knerr, Mr. Richards and Ms. Tehrani each had employment agreements with three year terms that operated in much the same way as the employment agreement discussed above for Mr. Knerr. Each agreement terminated in connection with their respective terminations at the end of 2015, although each agreement afforded the respective employee a separation payment in the event of a not for cause termination of employment, as defined in the agreements. In Ms. Tehrani’s case, her separation payment was equal to her annual salary in effect immediately prior to the termination date and, for Mr. Richards, his separation payment was equal to two times the sum of his annual salary in effect immediately prior to the termination date plus his target bonus opportunity for the year in which the termination occurred or if no bonus plan has been adopted for the year in which the termination occurs then such target bonus opportunity in effect for WPG’s most recently completed fiscal year.
Like the other Named Executives, the employment agreements for Messrs. Ordan and Gaffney set their base salary rate and bonus opportunity for 2015. Both Messrs. Ordan and Gaffney entered into post-employment consulting arrangements with the Company after their respective employment terminated at the end of 2015. Generally, the compensation for fiscal year 2015 discussed in this section and reported in the tables that follow was provided pursuant to the terms of Messrs. Ordan and Gaffney’s employment agreements. However, for Mr. Ordan, the Consulting Agreement governed (i) the conditions under which he would remain eligible to receive a bonus award for 2015 performance, (ii) the vesting of his inducement equity awards received in 2014 pursuant to his employment agreement, and (iii) his equity award payout for our 2015 long-term compensation awards. Mr. Gaffney’s employment agreement and equity award agreement provided for his severance benefits upon his termination, namely a separation payment equal to his annual salary in effect on the date immediately preceding his termination date and the acceleration of vesting for his unvested equity incentive compensation awards.
As stated above, the employment agreements and other arrangements we had with the Named Executives during 2015 set the key elements of our executive compensation program that will be discussed in this section. Although not explicitly stated in each agreement or arrangement, generally, these elements are designed to achieve our three most important compensation objectives:

†	rewarding executives based on financial performance;

†	aligning the interests of executives and shareholders; and

†	attracting and retaining qualified, experienced executives.

The table below indicates how each element of our 2015 compensation for the Named Executives is intended to achieve each of the aforementioned objectives.

Element of 2015 Compensation	Rewarding Performance	Aligning Interests	Attracting and Retaining	Comments/Summary
Base Salary			X
Set by terms of employment agreement or Offer Letter and may be adjusted by Compensation Committee in its management of executive salary levels. Salaries of Named Executive remained unchanged in 2015 after the Merger Closing Date.

Annual Cash Bonus	X		X
Cash bonus award for 2015 made pursuant to plan in which corporate and individual performance determine payout relative to target award/payment. Generally, eligibility and target award size determined by employment agreement or Offer Letter. Terms of plan permit Compensation Committee to exercise some element of discretion in determining bonus payout.

Inducement Equity Awards		X	X
Inducement equity awards made in 2015 are one‑time awards that represent a portion of the financial commitment used to recruit and retain certain Named Executives following the Merger, as set forth in their employment agreements. The awards feature time‑based vesting over four years, thereby aligning the interests of the particular Named Executives with Company shareholders and creating an immediate retention incentive.

Special Performance-Based Equity Awards	X	X	X
Special performance‑based equity awards represent a portion of the financial commitment we made to certain Named Executives during 2015 following the Merger. Terms of recipients’ employment agreements determined award size. These awards have a performance‑based absolute and relative TSR vesting conditions over three overlapping performance periods which immediately created a long-term financial interest in the Company which is only realized through TSR performance.

Annual Long-Term Incentive Equity Awards	X	X	X
Our annual long-term incentive equity awards are a key part of our competitive annual compensation package for executives. The annual awards provide an opportunity for executives to earn equity based on WPG’s relative TSR performance and through achievement of key strategic objectives that ultimately support long-term value creation. The intent is for the awards to align the interests of recipients with value creation and share ownership.

Termination Payments and Change in Control Benefits		X	X
Provide protection against a termination of employment outside of the executive’s control and to serve as a financial bridge between employment. Change in control benefits mitigate Company risk in the event of a potential transaction that may directly impact an executive’s employment. These financial protections allow executives to focus on the transaction and further align executives’ interests with those of shareholders. Legacy arrangements from Glimcher were amended for certain Named Executives to provide benefits not included in the employment agreements or Offer Letters.

Perquisites and Other Benefits			X
Executive officers are entitled to participate in our 401(k) retirement plan, medical insurance plan, disability plans and other benefits on the same basis as other salaried employees. As with other salaried employees, these benefits are provided as part of pay package, to improve employee health and well‑being and to comply with government regulations. Oversight of the Compensation Committee is also provided, as applicable.

2015 Salary Compensation
The 2015 base salaries for our Named Executives in all cases were set either pursuant to the Named Executive’s employment agreement with the Company or Offer Letter. Amendments executed in fiscal year 2014 to the employment agreements for Messrs. Ordan and Richards became effective on the Merger Closing Date and, among other things, changed their salaries to reflect the new positions each assumed in our Company on the Merger Closing Date. The base salaries for the Named Executives as of the end of 2015 are listed below along with the portion of the base salary each Named Executive received during 2015 (all amounts are rounded to the nearest dollar).

Named Executives	2015 Annual Base Salary	2015 Base Salary Earned
Mr. Michael P. Glimcher	$825,000	$828,690
Mr. Mark E. Yale	$500,000	$500,000
Mr. Keric M. “Butch” Knerr	$495,000	$494,998
Mr. Thomas J. Drought, Jr.	$425,000	$424,050
Ms. Melissa A. Indest	$285,000	$282,442
Transitioning & Former Executives
Mr. Mark S. Ordan	$825,000	$825,000
Mr. C. Marc Richards	$450,000	$450,000
Ms. Farinaz S. Tehrani	$375,000	$343,269
Mr. Michael Gaffney	$350,000	$342,308

The salaries earned for 2015 by some of the Named Executives reflect a pro‑rated portion of their annual base salaries based upon the person’s period of employment with us following the Merger Closing Date. Salary amounts also include salary compensation received during the fourteen days of 2015 preceding the Merger Closing Date.
The Compensation Committee may review annual base salaries each year and modify them from time to time to address market comparability, change in responsibilities, or intracompany pay equity concerns. During fiscal year 2015, our current Chief Executive Officer and former Executive Chairman each had, respectively, the highest salary compensation amongst the Named Executives because of their management and oversight responsibilities. These differences in compensation are also reflected in our bonus, equity incentive opportunities, and change in control arrangements for the same reasons. The amount of a Named Executive’s 2015 annual base salary was not affected or influenced by the amount of any other compensation element within our executive compensation program. However, annual paid or earned salary is a variable used in the formula to determine Named Executives’ annual performance bonus target and the initial cash value of Named Executives’ annual awards of LTIP Units. Annual base salary is a variable in the formula to determine parts of certain Named Executive’s particular severance or change in control payout under our executive severance arrangements. Salaries earned by the Named Executives for fiscal year 2015 are reflected in column (c) of the Summary Compensation Table and account for approximately12% to 26% of a Named Executive’s total annual compensation reported in the Summary Compensation Table.
2015 Annual Incentive Cash Bonus Plan
The annual cash bonuses for our Senior Executives, including the Named Executives, are designed to further our executive compensation objectives of providing performance-based compensation by motivating the Senior Executives to achieve our company’s corporate goals and objectives and rewarding such achievement. Like our annual bonus awards for fiscal year 2014, the annual cash bonuses for fiscal year 2015 performance are cash payments awarded during our first fiscal quarter following the end of the respective performance year. The amount of the 2015 bonus payment for our Senior Executives, including the Named Executives, is for performance during 2015, determined based upon the terms and conditions of the 2015 WPG Executive Bonus Plan (the “2015 Plan”). The 2015 Plan is the only compensation plan from which the Named Executives can receive cash incentive compensation for performance during 2015. The Compensation Committee approved the participants for the 2015 Plan as well as the terms and conditions of the 2015 Plan. Actual award payouts under the 2015 Plan vary amongst the plan participants, including the Named Executives, and are ultimately approved by the Compensation Committee.

(i)	The Structure of the 2015 Plan
The 2015 Plan is funded if a specified threshold level of FFO per diluted Common Share, as adjusted and more fully described below, is achieved by WPG for fiscal year 2015. The payment of actual bonus awards under the 2015 Plan is based on an assessment of the achievement of the performance goals as described in this section. If actual FFO per diluted Common Share, as adjusted, is below the threshold level, the 2015 Plan is not funded and no bonuses are paid to any 2015 Plan participants including the Named Executives.
The respective employment agreements and Offer Letters for each Named Executive require each to be eligible for an annual bonus with a target bonus award opportunity at a certain percentage or within a range of percentages (“Target Bonus Multiplier”) of either the respective Named Executive’s annualized base salary or base salary which under the 2015 Plan is construed to mean actual paid base salary. The Target Bonus Multiplier for the Named Executives ranges from 75% to 200% of actual paid base salary. Additionally, for our Chief Executive Officer, the actual bonus awarded to him under the 2015 Plan cannot exceed 300% of his actual base salary earnings for fiscal year 2015. Under the 2015 Plan, the target bonus award opportunity for each participant is the sum of bonus targets for: (A) our year-end FFO per diluted Common Share performance, (B) the Company’s performance on the Strategic Objectives, and (C) achievement on individual goals (the “Individual Objectives”). The 2015 Plan is structured in this manner so that we may reward both individual achievement and corporate achievement in furtherance of our compensation objective to provide performance-based compensation and reward the type of achievement that our executive compensation program is designed to reward. An individual’s actual bonus payment is the sum of three components: (1) the portion of the payment based on the review and evaluation of our Company’s year-end FFO performance (the “FFO Component”), (2) the portion of the payment based on the 2015 Plan participant’s overall achievement of the person’s Individual’s Objectives (the “Individual Objectives Component”), and (3) the portion of the payment based on the Company’s achievement on Strategic Objectives (the “Strategic Objectives Component”).
Under the terms of the 2015 Plan, the fiscal impact, whether positive or negative, of certain unanticipated or unplanned factors or events not contemplated in the Company’s fiscal year 2015 consolidated corporate budget shall be excluded from the calculation of WPG’s year-end FFO per diluted Common Share metric used to determine payout amounts for FFO performance under the 2015 Plan. Specifically, for purposes of the 2015 Plan, FFO per diluted Common Share was adjusted to exclude Merger and/or transaction related costs. Other categories of factors enumerated under the 2015 Plan the impact of which may be excluded or disregarded in determining the Company’s 2015 fiscal year end FFO per diluted Common Share include: (A) non-cash asset write downs or impairments and (B) the financial impact of charges and expenditures associated with the early extinguishment of debt and the discontinuation of certain transactions or pre-development and development projects. The terms of the 2015 Plan authorize the Compensation Committee to use its discretion to reject any of the aforementioned adjustments described above in approving the final payout amount for the FFO Component of the bonus payment. The terms of the 2015 Plan also empower the Compensation Committee to use its discretion to make any other adjustments they believe are appropriate in approving the final bonus payout amount for the Company’s 2015 FFO performance.
In determining the FFO Component, Individual Objectives Component, and Strategic Objectives Component that comprise a 2015 Plan participant’s bonus payment, the following bonus targets must initially be determined: (A) Target Bonus Payout Amount, (B) FFO Target Amount, (C) Individual Objectives Target Amount, and (D) Strategic Objectives Target Amount. A Named Executive’s Target Bonus Payout Amount is a stated percentage of their actual base salary earnings paid during fiscal year 2015. The Named Executive’s FFO Target Amount is 50% of the person’s respective Target Bonus Payout Amount, the Individual Objectives Target Amount is 25% of the Target Bonus Payout Amount, and the Strategic Objectives Target Amount is 25% of the Target Bonus Payout Amount. The Compensation Committee structured the 2015 Plan in this manner in order to make the majority of a Named Executive’s bonus award opportunity impacted by WPG’s overall FFO performance and corporate achievement of strategic goals. Additionally, the structure of the 2015 Plan is similar to the bonus plan for Glimcher and is a by-product of our Merger integration efforts. The Target Bonus Payout Amount, FFO Target Amount, Individual Objectives Target Amount, and Strategic Objectives Target Amount do not represent bonus payment amounts under the 2015 Plan, but instead represent targets used in calculating the actual bonus payment amount for 2015 Plan participants, including each Named Executive, depending upon the level of individual and corporate achievement. As part of the various assessments and evaluations performed in connection with determining an annual bonus payment for a 2015 Plan participant, the Compensation Committee may determine that no payment is earned for the Individual Component, FFO Component, or Strategic Objectives Component of the actual bonus award.

The Target Bonus Payout Amount, FFO Target Amount, Individual Objectives Target Amount, and Strategic Objectives Target Amount for each of the Named Executives under the 2015 Plan are listed in the table below (amounts are rounded to the nearest dollar):

Named Executive	Target Bonus Payout Amount (Target Bonus Multiplier of actual salary earnings)	FFO Target Amount (50% of Target Bonus Payout Amount)	Individual Objectives Target Amount (25% of Target Bonus Payout Amount)	Strategic Objectives Target Amount (25% of Target Bonus Payout Amount)
Mr. Glimcher	$1,657,380 (200% of actual base salary earnings)	$828,690	$414,345	$414,345
Mr. Yale	$625,000 (125% of actual base salary earnings)	$312,500	$156,250	$156,250
Mr. Knerr	$866,247 (175% of actual base salary earnings)	$433,123	$216,562	$216,562
Mr. Drought	$424,050 (100% of actual base salary earnings)	$212,025	$106,012	$106,013
Ms. Indest	$211,832 (75% of actual base salary earnings)	$105,916	$52,958	$ 52,958
Mr. Ordan	$1,650,000 (200% of actual base salary earnings)	$825,000	$412,500	$412,500
Mr. Richards	$675,000 (150% of actual base salary earnings)	$337,500	$168,750	$168,750
Ms. Tehrani	$386,178 (112.5% of actual base salary earnings)	$193,089	$96,544	$ 96,544
Mr. Gaffney	$342,308 (100% of actual base salary earnings)	$171,154	$85,577	$ 85,577
The 2015 Plan requires that in order for participants to receive a bonus payment, the participant must be actively employed with the Company (or any affiliate) on the date the bonus payment is approved by the Compensation Committee. The 2015 Plan by its terms authorizes the Compensation Committee to exercise its discretion with respect to bonus payments to 2015 Plan participants in the event of such person’s death, disability, or other intervening circumstance that arises prior to the aforementioned approval date. The Compensation Committee exercised such discretion in approving bonus payments under the 2015 Plan at the Target Bonus Payout Amount shown above for Ms. Tehrani and Messrs. Gaffney and Richards each of whom were terminated prior to the Compensation Committee approving bonuses under the 2015 Plan. The Compensation Committee reasoned that each was a participant in the 2015 Plan since its adoption, employed with the Company at or until the end of the performance year and contributed, through their respective individual efforts, to the Company achieving its year-end goals and objectives. In the remaining discussion on the annual bonus in this section, unless otherwise indicated, all references to the “Named Executives” will exclude Ms. Tehrani and Messrs. Gaffney and Richards.

(ii)	Determining the Amount of the FFO Component of a Named Executive’s Annual Bonus
Following the Compensation Committee’s review and evaluation of our year-end FFO performance, the amount of the FFO Component of a Named Executive’s annual bonus under the 2015 Plan is determined using the following scale:

Evaluation Levels for Per Common Share FFO Performance
Bonus Payment Component	Threshold (Yr. End FFO of $1.72 - $1.76 Per Share)	Target (Yr. End FFO of $1.77 Per Share)	Maximum (Yr. End FFO of 1.78- $1.85 Per Share and Above)
FFO Component	35% - 87% of FFO Target Amount	100% of FFO Target Amount	106.3% - 150% of FFO Target Amount
The FFO targets stated in the chart above were formulated to include the range of our anticipated or forecasted 2015 per diluted Common Share FFO results that were initially announced by our company at the beginning of 2015. Under each level of FFO performance in the 2015 Plan, each year-end FFO per share amount is assigned a percentage used to determine the portion of the FFO Target Amount a participant is eligible to receive based upon the Company’s year-end FFO performance. For example, if we attain a year-end FFO of $1.72 per diluted Common Share then 2015 Plan participants would be eligible to receive 35% of their FFO Target Amount, but if we achieve a year-end FFO of $1.85 per diluted Common Share or above the 2015 Plan participants would be eligible to receive 150% of their FFO Target Amount. The aforementioned examples do not take into consideration any adjustments to our year-end FFO per Common Share amount that would be permitted under the 2015 Plan. As discussed earlier, we believe that measurement of per Common Share FFO is a primary metric in evaluating growth in shareholder value as well as evaluating the management and operation of our underlying business. Per Common Share FFO performance results under the 2015 Plan that occur between threshold, target, and maximum levels will result in a mathematically interpolated payout of the FFO Component.

The 2015 Plan is funded for bonus compensation to be paid because WPG’s adjusted FFO per diluted Common Share results for fiscal year 2015 is $1.91 per Common Share which exceeds the minimum performance level of $1.72 per diluted Common Share under the threshold level. WPG’s adjusted 2015 FFO per diluted Common Share of $1.91 reflects an adjustment for transaction costs relating to the Merger and the amortization of fees on the Bridge Loan of $42.1 million, or $0.20 per diluted Common Share. WPG’s unadjusted reported per Common Share FFO results for 2015 were $1.71. Under the 2015 Plan, per Common Share FFO performance of $1.91 exceeded the maximum performance goal of $1.85 per share, resulting in a payout for the FFO Component under the 2015 Plan at the maximum level. The Compensation Committee approved a bonus payout for the FFO Component of 150% of the FFO Target Amount for 2015 Plan participants, including each Named Executive still employed or affiliated with the Company on the date of the Compensation Committee’s approval, as shown in the table below (amounts are rounded to the nearest dollar):

Named Executive	FFO Target Amount (50% of Target Bonus Payout Amount)	FFO Component of Annual Bonus (150% of FFO Target Amount)
Mr. Glimcher	$828,690	$1,243,035
Mr. Yale	$312,500	$ 468,750
Mr. Knerr	$433,123	$ 649,685
Mr. Drought	$212,025	$ 318,037
Ms. Indest	$105,916	$ 158,874
Mr. Ordan	$825,000	$1,237,500
(iii)Determining the Strategic Objectives and Individual Objectives Component of a Named Executive’s Annual Bonus
In determining the Strategic Objectives Component of the annual bonus, the Compensation Committee conducted a qualitative assessment of the Company’s performance in achieving its Strategic Objectives established in connection with the adoption of the 2015 Plan. Under the 2015 Plan, the achievement percentages range from 25% to 150%. Based upon the Compensation Committee’s qualitative assessment of the Company’s aggregate performance on its Strategic Objectives, the achievement percentage attained is applied to a Named Executive’s Strategic Objectives Target Amount to determine the Strategic Objectives Component of the annual bonus award. In establishing the Strategic Objectives, there was no specific weighting or priority placed by the Compensation Committee on or amongst any of the objectives.
In determining the Individual Objectives Component of the annual performance bonus, the Compensation Committee considers the overall performance of the Named Executive on his or her Individual Objectives. Upon the completion of the Named Executive’s performance evaluation, the Named Executive receives an overall achievement percentage that ranges from 25% to 150% and reflects the person’s respective performance on his or her Individual Objectives. This overall achievement percentage is then applied to the Named Executive’s Individual Objectives Target Amount to determine the Individual Objectives Component of the Named Executive’s annual bonus award.
The table below aggregates the Individual Objectives Target Amount and the Strategic Objectives Target Amount for each of the Named Executives and the range of values, or resulting payouts, between the Threshold and Maximum levels of performance for which each Named Executive could qualify to receive (amounts are rounded to the nearest dollar):

	Overall Performance Evaluation Levels for Strategic Objectives and Individual Objectives
Named Executive	Threshold (25-99% Achievement Percentage)	Target (100% Achievement Percentage)(1)	Maximum (101-150% Achievement Percentage)
Mr. Glimcher	$207,172 – $820,403	$828,690	$836,977 – $1,243,035
Mr. Yale	$ 78,125 – $309,375	$312,500	$315,625 – $ 468,750
Mr. Knerr	$108,281 – $428,793	$433,124	$437,455 – $ 649,686
Mr. Drought	$ 53,006 – $209,905	$212,025	$214,145 – $ 318,037
Ms. Indest	$ 26,479 – $104,857	$105,916	$106,975 – $ 158,874
Mr. Ordan	$206,250 – $816,750	$825,000	$833,250 – $1,237,500

[1]	Listed amounts represent the sum of the Named Executive’s respective Individual Objectives Target Amount and Strategic Objectives Target Amount.

The Compensation Committee assessed the Company’s performance on its Strategic Objectives at the target level of performance based on some of the Company’s corporate achievements described in the section above entitled 2015 Business Highlights. Additionally, with respect to the Company’s Strategic Objective to analyze, evaluate and initiate growth opportunities for the Company, the Compensation Committee assessed that the Company achieved this objective by making measurable progress toward aligning the Company’s operations and assets to achieve growth in net operating income (“NOI”) in line with expectations for fiscal year 2016 justifying an evaluation of this objective at the target level of achievement. Based on aforementioned analysis and assessment, the Compensation Committee approved a bonus payout for the Strategic Objectives Component of 100% of the Strategic Objectives Target Amount for 2015 Plan participants including each Named Executive.
Assessment of the individual performance of 2015 Plan participants is done entirely through evaluating their respective achievement on the individual objectives that each 2015 Plan participant, including the Named Executives, established during the first half of 2015. For the 2015 performance year, except for Messrs Ordan and Glimcher, each of the Named Executives had five (5) individual objectives. Messrs. Ordan and Glimcher each had eight (8) individual objectives. For the 2015 performance year, objectives had a strong nexus to the Company’s Strategic Objectives and generally can be grouped into four categories: (A) Financial Objectives, which generally concern completing or formulating capital or budget plans for the Company, achieving financial or budgetary forecasts, operating the Company within budgeted parameters, managing our debt and liquidity levels sufficiently, and finding new sources or vehicles for capital; (B) Operational Objectives, which generally concern our leasing operations, development/redevelopment activity, and staffing/recruitment of personnel; (C) Merger Integration Objectives, which concern the Company’s post-Merger plans, projects, initiatives, strategies, and goals geared toward integrating the operations of Glimcher into the Company to create an efficient and effective organization; and (D) Functional Objectives, which are such additional objectives relating to a Named Executive’s particular areas(s) of expertise or focus or relating to the department or functional area such person manages within our company. Evaluation of the performance of the Named Executives on their respective Individual Objectives was done by the Compensation Committee with respect to the Company’s former Executive Chairman and current CEO; however, for the other Named Executives, the respective manager or supervisor for such person performed the evaluation. The Chief Executive Officer evaluated the performance of the CFO and Chief Operating Officer. The CFO evaluated the fiscal year 2015 performance of the Chief Accounting Officer and the Chief Operating Officer evaluated the performance of the Executive Vice President, Director of Leasing. The Compensation Committee relied partly upon written evaluations in determining the level of achievement an evaluated Named Executive attained on his or her respective Individual Objectives.
Generally, the Named Executives received between target and maximum achievement on their specific individual objectives; except in a few isolated instances where lower achievement levels were recorded. Also, aggregate individual achievement percentages attained by the Named Executives ranged between approximately 82% and 140%. The individual achievement percentages reflects the aggregate evaluation a Named Executive received on his or her Individual Objectives performance assessment and is applied to the Individual Objectives Target Amount to get the Individual Objectives Component of the annual bonus award. An overview of the assessment for each of the Named Executives follows.
Messrs. Glimcher and Ordan had identical Individual Objectives. Mr. Glimcher, due to his significant day-to-day involvement and managerial responsibilities, achieved a maximum rating with respect to three of his four Financial Objectives as exemplified by delivering a three year strategic plan for the Company eventually approved by the Board; coordinating the payoff of the Bridge Loan and other associating financing that raised the Company’s available liquidity to approximately $700 million; and managing the planning and strategy behind decreasing by the end of 2015 the Company’s net debt to EBITDA ratio to approximately 7.0x. Mr. Glimcher also achieved a maximum evaluation on his Operational Objective and two Merger Integration Objectives as demonstrated by the Company establishing formal internal policies around capital allocation and upgrading the Company’s systems and protocols to sufficiently operate the combined company; completing hiring of senior management personnel; successfully implementing the transition of the WPG legacy properties onto the Company’s operating platform; and implementing a plan ahead of schedule to transition off of the services agreement with Simon. With respect to Mr. Ordan, in light of his transition, Mr. Ordan achieved a target evaluation for all of his objectives except one of his Merger Integration Objectives for which a Maximum assessment was achieved and two other objectives for which no payout was approved because the target achievement relating to the objectives for investor relations (“IR”) outreach and NOI growth were not achieved. Mr. Glimcher’s evaluation and payout for his objectives relating to IR outreach and NOI performance were identical to those for Mr. Ordan.

With respect to the evaluation of Mr. Yale’s five Individual Objectives, four of his five objectives were evaluated at the maximum achievement level. Mr. Yale’s objectives consisted of two Financial Objectives, one Merger Integration Objective and Operational Objective apiece, and one Functional Objective. The Compensation Committee observed that the maximum evaluation for Mr. Yale’s Financial Objectives, Merger Integration Objective, and Operational Objective was supported by: (A) the completion of the three year strategic plan for the Company and its approval by the Board; (B) repayment of the Bridge Loan by the end of the 2015 second fiscal quarter; (C) successful preparation of the Company’s finance and accounting functions to support the combined company after the termination of the Simon services agreement and to also facilitate realization of Merger synergies; and (D) establishment of processes to support service and reporting requirements of the O’Connor joint venture. Mr. Yale received a target evaluation on his Functional Objective relating to IR outreach because the number of new analysts launching coverage on the Company during 2015 was slightly less than the targeted amount despite a challenging environment for the Company to attract new investors.
The assessment of Ms. Indest’s performance on her Individual Objectives was similar to that for Mr. Yale in that she received a maximum rating on four of her five objectives and a target rating on her Functional Objective relating to IR outreach for the same reasons as Mr. Yale’s evaluation and payout for that objective. Three of Ms. Indest’s objectives were Merger Integration Objectives relating to: (A) preparing the Company’s finance and accounting functions to support the combined company after termination of the Simon services agreement and to also facilitate realization of Merger synergies; (B) managing an effective transition with the Company’s external independent auditors and addressing in a timely manner Merger accounting issues and public financial reporting procedures; and (C) establishing by year-end a marketing and communication plan to rollout the Company’s new post-Merger brand. Finally, Ms. Indest’s other Functional Objective related to the successful organization and completion of the Company’s inaugural Investor and Analyst Day.
Messrs. Knerr and Drought also achieved maximum ratings for four out of five of their respective Individual Objectives. Messrs. Knerr and Drought’s objectives may be categorized as Financial Objectives, Operational Objectives, Merger Integration Objectives and, for Mr. Drought, one Functional Objective relating to Mr. Drought’s responsibility to manage the Company’s leasing function. The Compensation Committee found support for Mr. Knerr’s maximum rating given for one of his Operational Objectives, two Merger Integration Objectives, and one Financial Objective in the following achievements: (A) creation of a three year portfolio-wide strategic plan for leasing and development; (B) integration and enhancement of the Company’s development and leasing departments; (C) development and implementation of a portfolio-wide organizational structure for the Company’s property management department; and (D) increase, in spite of significant tenant bankruptcies, portfolio-wide total occupancy by the end of 2015 as compared to the end of the 2015 first fiscal quarter. Mr. Knerr achieved target achievement for his second Operational Objective relating to replacing income lost due to tenant bankruptcies as shown by the replacement of over 75% of such income. With respect to Mr. Drought, the Compensation Committee found support for the maximum ratings given for one of his Operational Objectives, Merger Integration Objective, Financial Objective, and Functional Objective in the following achievements: (A) leadership of integrated leasing team to achieve NOI, FFO and leasing results for 2015 consistent with expectations; (B) post-Merger organization of the leasing department for the combined company and recruitment of additional leasing talent; (C) effective management of leasing department which included recruitment of four leasing and specialty leasing managers, continued internal cross-functional strategy meetings, and over 100 portfolio meetings with tenants; and (D) visiting a majority of properties in the Company’s portfolio to promote a thorough understanding of the portfolio and integrating leasing functions in both of the Company’s corporate offices. Mr. Drought achieved target achievement for his second Operational Objective relating to re-leasing the Company’s expansion or redevelopment properties as shown by the leasing progress made at Phase III of Scottsdale Quarter®, which includes the addition of American Girl and Design Within Reach, and three restaurants recently opened at The Mall at Fairfield Commons.

(iv)    Total Payouts to Named Executives Under 2015 Plan
The chart below summarizes the payout amounts for the Individual Objectives Component for each of the Named Executives based upon each person’s overall achievement percentage that resulted from his or her performance evaluation. The Individual Objectives Component for each Named Executive was added to the person’s FFO Component and Strategic Objectives Component to obtain the total bonus payout under the 2015 Plan (amounts are rounded to the nearest dollar):

Named Executive (Indiv. Achieve. Percent.)	Individual Objectives Target Amount	Strategic Objectives Component of Annual Bonus	Individual Objectives Component of Annual Bonus[1]	FFO Component of Annual Bonus	Total Bonus Award
Mr. Glimcher (112.50%)	$414,345	$414,345	$466,138	$1,243,035	$2,123,518
Mr. Yale (140%)	$156,250	$156,250	$218,750	$ 468,750	$ 843,750
Mr. Knerr (139.9999%)	$216,562	$216,562	$303,186	$ 649,685	$1,169,433
Mr. Drought (140.001%)	$106,012	$106,013	$148,418	$ 318,037	$ 572,468
Ms. Indest (140%)	$ 52,958	$ 52,958	$ 74,141	$ 158,874	$ 285,973
Mr. Ordan (81.25%)	$412,500	$412,500	$335,156	$1,237,500	$1,985,156
1Amount determined by multiplying achievement percentage by Individual Objectives Target Amount.
The bonus payout award under the 2015 Plan, for each of the Named Executives, is reflected in column (f) of the Summary Compensation Table. The bonus payment amount under the 2015 Plan, generally, accounts for approximately 18% to 58% of a Named Executive’s total annual compensation that is reported in the Summary Compensation Table. As stated earlier, the 2015 annual bonuses are plan-based compensation intended to serve as incentive for performance over a period of time that is evaluated using various performance targets established and communicated to the plan participants prior to the evaluation. For this reason, the bonus compensation is reported in the Summary Compensation Table in column (f). Bonuses for fiscal year 2014 are reported in column (d) because when awarded, no performance metrics or targets had been pre-established and the bonuses were not paid pursuant to the terms of a plan; instead the Compensation Committee based its bonus determinations for fiscal year 2014 performance on its review of Company performance for 2014, including financial results compared to previously established goals, the Company’s strategic achievements, and the Compensation Committee’s assessment of individual management’s contributions and performance.
Equity Compensation
The components of the Company’s equity compensation to executives for fiscal year 2015 satisfy three important compensation objectives: (i) to reward executives based on financial and market performance, (ii) align the interests of executives and our shareholders, and (iii) attract and retain qualified and experienced executives. Although we anticipate that the size and nature of our future equity compensation awards will be influenced by our compensation objectives, historical practices, market or peer group comparisons, and performance; as we discuss below, the awards during fiscal year 2015 were influenced primarily by the terms of the Merger and the provisions of the employment agreements or other arrangements between the Company and the respective Named Executive.
Additionally, as reflected in the compensation tables that follow, Named Executives formally employed with Glimcher prior to the Merger (a “Glimcher Named Executive” and collectively, the “Glimcher Named Executives”) who held Glimcher stock options and restricted common stock received from the Company, as part of the Merger consideration, converted stock options for Common Shares (“WP Glimcher Converted Options”) and converted restricted Common Shares (“WP Glimcher Converted Restricted Share Awards”). The WP Glimcher Converted Options and WP Glimcher Converted Restricted Share Awards were issued from the Washington Prime Group, L.P. 2014 Stock Incentive Plan (the “WPGLP Plan”), but the terms and conditions of each security, including the applicable vesting schedule, are governed by the respective Glimcher equity compensation plan that the Company assumed in connection with the consummation of the Merger. The conversion mechanics operated as follows; in addition to any other Merger consideration due under the Merger agreement, each Glimcher restricted common share was exchanged for 0.7840 (the “Equity Award Exchange Ratio”) of a WPG Common Share.

The Equity Award Exchange Ratio was also applied to Glimcher stock options to convert them into WP Glimcher Converted Options. Lastly, the Equity Award Exchange Ratio was used to convert the exercise price of the Glimcher stock option (“Glimcher Option Exercise Price”) to the exercise price for the WP Glimcher Converted Option by dividing the Glimcher Option Exercise Price by the Equity Award Exchange Ratio. The table below provides the resulting WP Glimcher Converted Restricted Share Awards as well as unexpired and unexercised WP Glimcher Converted Options holdings for the Glimcher Named Executives following application of the equity award conversion prescribed under the Merger agreement (amounts are rounded as detailed below)1:

Glimcher Named Executive	Pre-Merger Stock Options[2]	Glimcher Option Exercise Price	Post Merger WP Glimcher Converted Options [2]	Post Merger WP Glimcher Converted Option Exercise Price	Pre-Merger Restricted Stock	Post Merger WP Glimcher Converted Restricted Share Awards[3]
Mr. Glimcher	75,000	$25.22	58,798	$32.17	895,721	702,233
Mr. Yale	25,000	$25.22	19,599	$32.17	217,419	170,454
Mr. Drought	10,000 4,000	$25.22 $ 4.51	7,839 3,135	$32.17 $ 5.76	139,150	109,092
Ms. Indest	5,000 5,000 5,000 3,333	$25.22 $27.28 $10.94 $ 4.51	3,919 3,919 3,919 2,613	$32.17 $34.80 $13.96 $ 5.76	26,013	20,394

[1]
Totals for WP Glimcher Converted Restricted Share Awards and WP Glimcher Converted Options are rounded to nearest Common Share and whole option respectively. The exercise prices for the WP Glimcher Converted Options are rounded up to the nearest cent. Other amounts and variables are rounded here to the nearest tenth, but unrounded in the conversion and any underlying calculations.

[2]	Excludes options that expired in March 2015.

[3]	Totals are as of the Merger Closing Date and do not reflect vesting that occurred in 2015 after the Merger Closing Date.

Grant date fair value information for the above-listed WP Glimcher Converted Restricted Share Awards and WP Glimcher Converted Options are excluded from the Summary Compensation Table and Grants of Plan-Based Awards Table because they do not reflect any additional compensation or 2015 executive compensation decisions made by the Company or Compensation Committee. The remaining unexpired WP Glimcher Converted Options and WP Glimcher Converted Restricted Share Awards are however reported in the Outstanding Equity Awards at Fiscal Year-End table, Options Exercised and Stock Vested table, and the beneficial ownership table as applicable.
Equity awards made by the Company during 2015 were in the form of LTIP Units. LTIP Units are authorized by the WPGLP Plan and represent a separate class of equity interests in WPG L.P. LTIP Unit awards may be subject to performance‑based conditions, continuing service requirements, and/or other conditions. They may be granted to employees and other persons who directly or indirectly provide services to our operating partnership subsidiary or any of its affiliates as a form of equity‑based incentive compensation. LTIP Units are similar to the common limited partnership operating units of WPG L.P. (“O.P. Units”), and are generally entitled to distributions in the same manner as the O.P. Units and Common Shares, except that they have a number of special terms intended to enable LTIP Units to constitute “profits interests” for U.S. federal income tax purposes. Generally, once an LTIP Unit has vested pursuant to the terms set forth in the award agreement, LTIP Units will be economically identical to and freely convertible into O.P. Units, which themselves may be exchanged, at the option of the holder, for Common Shares on a one‑for‑one basis or cash, as determined by us in our sole discretion. Vested LTIP Units also are entitled to be voted on an equal basis with O.P. Units.

(i)	Post Merger Inducement and Performance-Based LTIP Unit Awards
During 2015, LTIP Units were used by the Company for the post Merger inducement awards (the “Inducement Awards”) to certain former Glimcher executives, and each of the Glimcher Named Executives, per the terms of their respective employment agreement or Offer Letters. Additionally, the Company made post Merger special performance-based LTIP Unit allocations (the “Performance-Based LTIP Allocations”) to the former Glimcher executives, and each of the Glimcher Named Executives, as well as other Company executives. The Glimcher Named Executives and Ms. Tehrani received both Inducement Awards and Performance-Based LTIP Allocations. None of the other Named Executives received during 2015 any Inducement Awards or Performance-Based LTIP Allocations in connection with the consummation of the Merger.
The Inducement Awards constituted actual grants of LTIP Units. Grant sizes for Glimcher Named Executives were determined by dividing cash values set forth in their respective employment agreements or Offer Letters by the average closing price for the Common Shares for the twenty consecutive trading days following the Merger Closing Date (the “Closing Price”). With respect to Ms. Tehrani’s Inducement Award, the number of LTIP Units granted was the result of negotiations concerning her overall compensation package and designed to be comparable to similar awards made before the Merger to similarly-situated executives of the Company during fiscal year 2014. The Inducement Awards were structured to vest over a period of four years in 25% increments of the total number of LTIP Units awarded subject to continued employment through the applicable vesting date which for the Glimcher Named Executives was the annual anniversary of the Merger Closing Date and for Ms. Tehrani was her hire date of January 21, 2015 (the “Tehrani Hire Date”).
Unlike the Inducement Awards, the Performance-Based LTIP Allocations are not actual unit-denominated awards or grants, but rather award allocations for which recipients receive a percentage, ranging from 0% to 100%, if certain performance targets are achieved over distinct performance periods spread over a three year horizon. The allocated LTIP Units that comprise a recipient’s Performance-Based LTIP Allocations were apportioned evenly over the applicable performance periods. Pursuant to the respective employment agreements and Offer Letters of the recipients, performance would be measured by absolute TSR of the Common Shares, applicable to 40% of the allocated amount per performance period, and relative TSR performance of the Common Shares versus the MSCI US REIT Index (NYSE: RMZ) (the “Index”), applicable to 60% of the allocated amount per performance period. For the Glimcher Named Executives, the relative performance periods run from the Merger Closing Date to December 31, 2016; December 31, 2017; and December 31, 2018, respectively (each a “Special Performance Period” and all, collectively, the “Special Performance Periods”). For Ms. Tehrani, the performance period end dates were the same, but the start date was the Tehrani Hire Date. Similar to the Inducement Awards, for the Glimcher Named Executives, the size of the Performance-Based LTIP Allocations were determined by dividing cash values set in their respective employment agreements or Offer Letters by the Closing Price. The size of Ms. Tehrani’s Performance-Based LTIP Allocation was formulated like her Inducement Award in that it mirrored comparable awards made before the Merger to similarly-situated executives of the Company during fiscal year 2014. Except as the Compensation Committee may otherwise provide in an applicable award agreement or as otherwise provided in a written employment or severance agreement between the Company and an applicable recipient, LTIP Units granted from Performance-Based LTIP Allocations with respect to the performance periods that end on December 31, 2016 and December 31, 2017 are to vest on the third (3rd) anniversary of the Merger Closing Date for the Glimcher Named Executives and the third (3rd) anniversary of the Tehrani Hire Date for Ms. Tehrani’s award. LTIP Units granted from Performance-Based LTIP Allocations with respect to the last performance period ending on December 31, 2018 shall vest immediately upon grant subject to continued employment through the grant date. The tables below show (A) the number of Inducement Awards and Performance-Based LTIP Allocations that certain Named Executives received and (B) the possible payout of allocated LTIP Units based on absolute TSR performance and relative TSR performance versus the Index.

	Inducement Awards		Performance-Based LTIP Allocations
Named Executive (a)	Value (b)	Awarded Units[1] (c)	Value (d)	Allocated Units[2] (e)	Allocated Units Per Special Performance Period (f)
Mr. Glimcher	$1,400,000	79,849	$2,100,000	119,772	39,924
Mr. Yale	$ 600,000	34,221	$ 900,000	51,330	17,110
Mr. Drought	$ 400,000	22,814	$ 600,000	34,221	11,407
Ms. Indest	$ 300,000	17,110	$ 450,000	25,665	8,555
Ms. Tehrani	$ 262,995[3]	15,000	$ 394,492[3]	22,500	7,500

[1]	Amount determined by dividing respective value in column (b) by the Closing Price of $17.533. Amounts rounded to nearest whole unit.

[2]	Amount determined by dividing respective value in column (d) by the Closing Price of $17.533. Amounts rounded to nearest whole unit.

[3]	Amount provided for comparability purposes against the values provided for other Named Executives listed. Amounts rounded to nearest dollar.

Absolute TSR Performance (40% of Performance-Based LTIP Allocations)
Special Performance Period Ending
Percentage of Perf.-Based LTIP Allocations Resulting in LTIP Units Granted	12/31/16	12/31/17	12/31/18
	WPG Absolute TSR	WPG Absolute TSR	WPG Absolute TSR
100%	>=16%	>=24%	>=32%
83.3%	14%	21%	28%
66.7%	12%	18%	24%
50%	10%	15%	20%
33.3%	8%	12%	16%
0%	<8%	<12%	<16%

Relative TSR Performance (60% of Performance-Based LTIP Allocations)
Special Performance Period Ending
Percentage of Perf.-Based LTIP Allocations Resulting in LTIP Units Granted	12/31/16	12/31/17	12/31/18
	WPG TSR to Index	WPG TSR to Index	WPG TSR to Index
100%	Index + 1%	Index + 1%	Index + 1%
75%	Index	Index	Index
50%	Index – 2%	Index – 2%	Index – 2%
0%	Index – 4%	Index – 4%	Index – 4%
For Company’s fiscal year ending December 31, 2015, no LTIP Units were awarded from Performance-Based LTIP Allocations because none of the Special Performance Periods had concluded; however, 25% of the Glimcher Named Executives’ LTIP Units constituting Inducement Awards vested on January 15, 2016. As discussed later in more detail, Ms. Tehrani forfeited her outstanding Performance-Based LTIP Allocations in connection with the termination of her employment, but the vesting for the Inducement Awards accelerated in connection with such termination per the terms of the award agreement. Performance-Based LTIP Allocations account for 60% of a recipient's post Merger LTIP Unit awards with the remaining 40% being time-or service based awards which we feel furthers our compensation objective of making the majority of our executive compensation based on market, corporate, and individual performance.
(ii)    2015 Annual LTIP Unit Awards
In March 2015, the Compensation Committee approved performance criteria for our 2015 annual LTIP Unit awards (the “2015 Annual Awards”) to be granted to executive personnel, including all of the Named Executives, in 2016 no later than upon the completion of the audit of WPG's 2015 financial statements. The 2015 Annual Awards were established as a cash value representing the maximum award value and equal to a multiple of the respective recipient’s 2015 annual paid salary. For Named Executives now eligible to receive a payout from the 2015 Annual Awards, the multiple ranged from 75% – 300% as determined by the terms of the Named Executive’s employment agreement or Offer Letter. At the end of 2015, the cash value is converted to an allocated number of LTIP Units (“2015 LTIP Unit Allocation”) from which actual awards are made. Actual awards of LTIP Units for the 2015 Annual Awards are determined by the following performance criteria:

†	TSR of WPG for 2015 compared to the Index, calculated on a net basis and represented by the Index (“TSR Objective”); and

†	The Company’s performance on the Strategic Objectives (the “Strategic Goal Component”).
Sixty percent of the 2015 LTIP Unit Allocation represents the LTIP Units available to be awarded for WPG’s achievement on the TSR Objective (the “2015 TSR LTIP Unit Allocation”) and the remaining 40% of the 2015 LTIP Unit Allocation represents the LTIP Units available to be awarded for the Company’s achievement on the Strategic Objectives (the “2015 Strategic Goals LTIP Unit Allocation”). The award was structured in this manner to again further our compensation objective of providing performance-based compensation that aligns the interest of our executives with those of our shareholders. Furthermore, the Strategic Goal Component was introduced to provide the Compensation Committee the ability to recognize and award strategy execution not immediately reflected in WPG’s relative Common Share price.

The payout for the Strategic Goal Component will range from 0% to 100% of the 2015 Strategic Goals LTIP Unit Allocation, based on the Compensation Committee's qualitative assessment of WPG's performance relative to the Strategic Objectives. With respect to the TSR component, the payout for the TSR Objective ranges from 100% to 76% of the 2015 TSR LTIP Unit Allocation for achievement 1 percentage point or more above the Index; 75% to 51% of the 2015 TSR LTIP Unit Allocation for achievement at the Index; 50% to 1% of the 2015 TSR LTIP Unit Allocation for achievement 2 percentage points below the Index; and no payout for achievement 4 percentage points or more below the Index with interpolation between the various levels. The Compensation Committee retained the ability to use WPG's average Common Share price for the relative TSR performance determination in the event of anomalous events at year-end; however, such discretion was not used in connection with making the final awards. Set forth in the table below for each Named Executive are: (A) the cash value representing the maximum award value, (B) the multiple used to convert the cash values to the 2015 LTIP Unit Allocation, (C) 2015 TSR LTIP Unit Allocation, and (D) 2015 Strategic Goals LTIP Unit Allocation.

Named Executive (a)	2015 Annual Paid Salary (b)	Multiple (c)	2015 Annual LTIP Unit Awards at Maximum (as a Multiple of 2015 Annual Paid Salary) (d)	2015 LTIP Unit Allocation(1) (e)	2015 TSR LTIP Unit Allocation (f)	2015 Strategic Goals LTIP Unit Allocation (g)
Mr. Ordan	$825,000	300%	$2,475,000	235,266	141,160	94,106
Mr. Glimcher	$828,690	300%	$2,486,070	235,318	140,791	94,527
Mr. Yale	$500,000	100%	$ 500.000	47,529	28,518	19,011
Mr. Knerr	$494,998	100%	$ 494,998	47,053	28,232	18,821
Mr. Drought	$424,050	100%	$ 424,050	40,309	24,185	16,124
Ms. Indest	$282,442	75%	$ 211,832	20,136	12,082	8,054
Ms. Tehrani	$343,269	100%	$ 343,269	32,630	19,578	13,052
Mr. Richards	$450,000	100%	$ 450,000	42,776	25,666	17,110
Mr. Gaffney	$342,308	100%	$ 342,308	32,539	19,523	13,016

[1]
The maximum number of LTIP Units that can be earned by each individual for the 2015 Annual Awards was determined by dividing the dollar amount in column (d) by $10.52, the average trading price of WPG's Common Shares on the NYSE during the last fifteen (15) trading days of 2015. Amounts are rounded to nearest whole unit.

The formula to determine the maximum award size set forth in column (d) above for the Named Executives was set forth in the respective employment agreements and Offer Letters for each Named Executive. For the Named Executives listed in the table above, the Compensation Committee determined that no award of LTIP Units would occur for the TSR Objective as none of the TSR goals were satisfied because WPG’s 2015 Common Share TSR was -33.53% compared to the Index of -1.5%. With respect to the payout for the Company’s performance on the Strategic Objectives, similar to the determination for the annual bonus payout, achievement was determined to be 100% and the Named Executives eligible to receive a payout for 2015 Annual Awards received a grant of LTIP Units equal to their respective 2015 Strategic Goal LTIP Unit Allocation. Except for Mr. Ordan, one-third of the LTIP Units for the 2015 Annual Awards granted to Named Executives will vest on each of January 1, 2017, 2018 and 2019. Under the Consulting Agreement, LTIP Units that Mr. Ordan receives in connection with the payout for the 2015 Annual Awards shall vest immediately upon grant. Lastly, with respect to Messrs. Gaffney and Richards and Ms. Tehrani, their respective award opportunity relating to the 2015 Annual Awards was forfeited in connection with their respective employment terminations because the terms of the initial award provide that recipients must be employed by the Company (or an affiliate thereof) on the date the performance payout and ultimate grant is approved by the Compensation Committee.

(iii)    LTIP Units – 2015 Vesting Events and Separation/Transition Payments
During 2015, certain LTIP Units granted during 2014 vested. On an individual basis, the vesting event covered one-fourth or 25% of the inducement LTIP Units granted in August 2014. Named Executives holding vesting LTIP Units that vested in August 2015 are as follows:

Named Executive	Time-Based LTIP Units Awarded in 2014	Time-Based LTIP Units Vesting in 2015	Remaining Unvested Time-Based LTIP Units Awarded in 2014
Mr. Knerr	30,000	7,500	22,500
Mr. Richards	30,000	7,500	22,500
Mr. Gaffney	15,000	3,750	11,250

Additionally, accelerated vesting of LTIP Unit awards occurred for certain Named Executives in connection with either their termination of service or transition to another role in our company. Mr. Ordan transitioned from our Executive Chairman to our non-executive Chairman and pursuant to the Consulting Agreement, the unvested portion of the 153,610 time-based LTIP Units that Mr. Ordan received in June 2014 that were previously to vest in fourths (25%) on each of the first four anniversaries of May 28, 2014, all vested in their entirety on December 31, 2015, his last day as an employee of the Company. Messrs. Richards and Gaffney’s terminations, both of which were consider terminations without “cause” under their respective employment agreements, resulted in all of the remaining unvested time-based LTIP Units held by each to vest in their entirety per the terms of the award agreement on their last day of employment which for Mr. Gaffney was December 31, 2015 and for Mr. Richards was January 15, 2016. As stated earlier, Ms. Tehrani’s unvested Inducement Award of 15,000 LTIP Units vested when her employment terminated on December 31, 2015. For Messrs. Richards, Gaffney and Ms. Tehrani, the actual date on which unvested LTIP Units vested in connection with the respective terminations was the thirtieth day following each person’s respective termination date which for Mr. Richards was February 15, 2016 and January 31, 2016 for Mr. Gaffney and Ms. Tehrani.

A portion of the 2014 performance-based LTIP Units allocated to the Company’s executive officers, and certain Named Executives, during 2014 were to vest based upon WPG’s achievement of absolute or relative TSR goals over three performance periods beginning August 25, 2014 (May 28, 2014 with respect to Mr. Ordan’s award) and ending (A) December 31, 2015, (B) December 31, 2016, and (C) December 31, 2017 and in each case subject to continued employment through the applicable grant date. Messrs. Ordan, Gaffney, and Richards forfeited their remaining unvested and unearned performance based LTIP Units allocated in 2014 in connection with their respective termination and role transition. For the other Named Executives with such allocations, no performance based awards for the 2014 LTIP Unit allocations were earned when the first performance period ended on December 31, 2015 because WPG did not meet either of the absolute or relative TSR goals for that performance period as set forth below.

	Performance‑Based LTIP Units First Performance Period (8/25/14 through 12/31/15)
Allocation	40% Absolute TSR
	60% Relative TSR to Index

Absolute TSR	>= 8%	100%
	7%	83.3%
	6%	66.7%
	5%	50%
	4%	33.3%
	<4%	0%

Relative TSR: MSCI REIT Index	Index+1%	100%
	Index	75%
	Index−2%	50%
	Index−4%	0%
The values relating to our equity awards which are reported in column (d) of the Summary Compensation Table for each Named Executive represent the aggregate grant date fair value computed in accordance with FASB Accounting Standards Codification (“ASC”) Topic 718, Compensation – Stock Compensation (“FASB ASC Topic 718”) for each Named Executive’s respective award(s) during the listed year. Generally, with respect to the fiscal year 2015, the aggregate grant date fair value of the LTIP Unit awards and allocations account for approximately 9% to 57% of a Named Executive’s total annual compensation that is reported in the Summary Compensation Table and approximately 48% to 57% of a Glimcher Named Executive’s total annual compensation that is reported in the Summary Compensation Table.
Common Share Ownership Guidelines
On February 24, 2015, our Board established Common Share ownership guidelines (the “Guidelines”) for certain executive officers and all non‑management Board members to encourage higher levels of Common Share ownership and further align director and management interests with those of our shareholders as well as further mitigate any unnecessary risk‑taking on the part of the executives covered by the Guidelines. Under the Guidelines, Common Shares acquired by Senior Executives through purchase, gift, exchange, or other means are counted toward the ownership requirement level in addition to Common Shares received through grants, awards, or payments from the Company. Additionally, unearned and earned LTIP Unit allocations, vested and unvested restricted stock units or shares, and Common Shares issuable to Senior Executives and Board members upon the redemption of operating partnership units in WPG L.P. may count toward a Senior Executive and Board member’s ownership requirement level under the Guidelines. Stock options, any share appreciation rights, pledged Common Shares or other securities of the Company do not under the Guidelines count toward a Senior Executive and Board member’s ownership requirement. Board members and Senior Executives covered by the Guidelines are prohibited from selling Common Shares received by such person as equity compensation until such person has achieved the ownership requirement under the Guidelines applicable to him or her. After reaching compliance under the Guidelines, Senior Executives and Board members may sell such number of Common Shares in excess of the respective person’s ownership guideline. Sales of Common Shares by Board members and Senior Executives are permitted to satisfy any withholding requirements or other tax liability incurred in connection with any grant or associated vesting as well as any sale of Common Shares in connection with the cashless exercise of stock options where the sale is done for purposes of funding the applicable exercise price or paying withholding taxes.

The Guidelines establish that Senior Executives are to reach their applicable ownership level described in the table below within five years after the later of February 24, 2015 or the date on which such person is first elected or appointed to the applicable office covered by the Guidelines. Board members are to reach their applicable ownership level described in the table below within five years after the later of February 24, 2015 or the date on which such person is first elected or appointed to the Board.

	Ownership Guideline (Lesser of)
Position	Number of Common Shares with a Market Value Equal to		Number of Common Shares
Chief Executive Officer	5x Base Salary	or	200,000
Chief Financial Officer and Chief Operating Officer	3x Base Salary	or	75,000
Other Executive Officers	2x Base Salary	or	20,000
Non-Management Directors	5x Cash Portion of Annual Retainer	or	20,000
Under the Guidelines, a Senior Executive’s base salary shall be the actual paid annual salary received by the Senior Executive from the Company (or any applicable affiliated company or subsidiary) annualized for the Company’s fiscal year in which any compliance measuring occurs. Lastly, for purposes of measuring compliance with the Guidelines, the applicable per share market value of the Common Shares shall be determined by taking the average closing price of the Common Shares on the NYSE (or such other exchange that the Common Shares are principally traded on at the time compliance is measured) over the ninety trading days preceding the date on which compliance with the Guidelines is measured.
In addition to the above-described Guidelines, our policies regarding trading in our securities by Senior Executives and Board members prohibit such persons from short selling or hedging their ownership of the Common Shares, including trading in publicly‑traded options, puts, calls or other derivative instruments related to the Common Shares, our preferred shares, or debt securities. Although our employees and Board members are permitted to have margin accounts for our securities or to pledge our securities, all Senior Executives and members of the Board must notify our General Counsel prior to creating a margin account for our securities or pledging our securities and shall immediately notify the General Counsel if the broker for such an account sells the Company securities held in the pledged or margin account. Also, Senior Executives and members of the Board shall notify the General Counsel before establishing a standing or limit order to buy or sell our securities. If the General Counsel consents to the Senior Executive or Board member’s establishment of a standing or limit order then such person shall provide the details of the order to the General Counsel as well as any future changes or modifications to such order.
Other Benefits
Our executive officers are entitled to participate in our retirement plan, group medical insurance plan, short‑term and long‑term disability plan and other benefits on the same basis as other salaried employees.  In 2015, our retirement benefits were provided under the following retirement plans: The WP Glimcher Retirement Savings Plan (previously The Glimcher Realty Trust Retirement Savings Plan until January 16, 2015) (the “WP Glimcher Savings Plan”) and the Washington Prime Management Associates Savings Plan (the “WP Savings Plan,” and together with the WP Glimcher Savings Plan, the “WPG Plans”). The two plans were merged on January 1, 2016.
The WPG Plans are tax-qualified deferred compensation plans or 401(k) plans. Both plans currently have a feature that permits the Company to partially match employee contributions, including contributions made by executive officers including certain Named Executives (the “Match Feature”). During 2015, under the Match Feature, the Company matched 100% of the first 3% of salary deferrals that an employee contributed to the WPG Plans and 50% of the next 2% of salary deferrals that an employee contributed to the WPG Plans. Additionally, the Company made a profit sharing contribution of 1% of salary to the WP Savings Plan. Under the WPG Plans, salary includes payments attributed to any bonus compensation as well as salary compensation. Compensation related to the Match Feature for the Named Executives is reported in column (g) of the Summary Compensation Table.  Under the Merger agreement, the Company was obligated to cause its benefits plans to take into account, for purposes of eligibility, vesting, levels of benefits, and benefit accrual, the service of former employees of Glimcher, including each of the Glimcher Named Executives, as if such service were with the Company, to the same extent that such service was credited under a comparable Glimcher benefit plan except to the extent that payments or the provision of benefits would result in the duplication of payments or benefits for the same period of service. During 2015, for Named Executives who were participants in either of the WPG Plans, we provided matching contributions under the WP Glimcher Savings Plan and WP Savings Plan of up to $21,881 per person. We do not have a traditional pension plan or supplemental executive retirement plan.

Perquisites
The Compensation Committee intends to restrict the use of any perquisites to individual specific circumstances where conditions warrant individual accommodation. We believe that the limited number of perquisites provided are reasonable, competitive, and consistent with our objective to have an executive compensation program that provides compensation arrangements that are comparable with those provided by similarly-situated companies and that will attract and retain the best leaders for our Company. Only Mr. Ordan received reportable perquisite compensation during 2015. With respect to Mr. Ordan, pursuant to the terms of his Consulting Agreement, the Company paid the legal fees he incurred in connection with the negotiation of the Consulting Agreement. The aggregate fees, including the gross-up to cover Mr. Ordan’s tax liability related to the payment, was $15,798. The Compensation Committee approved this payment in connection with its approval of the Consulting Agreement. Compensation related to perquisites is included in column (g) of the Summary Compensation Table and includes, where applicable, payments for the Match Feature.
Termination Payments and Change in Control Benefits
The arrangements we currently have with certain Named Executives for payments and benefits following a termination of employment or a change in control (the “Termination Benefits”) are memorialized in the various agreements between the respective Named Executive and the Company. Messrs. Glimcher and Yale’s Termination Benefits are in their respective employment agreements, severance arrangements, and various equity award agreements. Termination Benefits for Ms. Indest and Mr. Drought are contained in their respective severance arrangements and respective equity award agreements. Mr. Knerr’s Termination Benefits are contained in his respective employment agreement and equity award agreements while Mr. Ordan’s applicable Termination Benefits are described in the Consulting Agreement and his equity award agreement. We have made payments of Termination Benefits in connection with the separations of Ms. Tehrani and Messrs. Gaffney and Richards that occurred at the end of 2015 or shortly thereafter. Each of the aforementioned arrangements and payment of Termination Benefits are more fully described in the section below entitled “Potential Payments upon Termination or Change in Control.”
Payments and benefits upon the specified termination of employment events are intended to provide protection against a termination outside of the executive’s control and to serve as a financial bridge between employment opportunities. Payments and benefits upon termination of employment in connection with a change in control are designed to encourage executives to focus on the best interests of shareholders by alleviating concerns related to the impact of a change in control event on an executive’s personal interests. These provisions were negotiated with the executives at the time of entering into their employment agreements or arrangements. The Termination Benefits are intended to be competitive with comparable benefits provided by other similarly-situated companies and to attract and retain executives that we view as key to our success following our separation from Simon and existence as a stand-alone publicly-traded REIT within the retail/shopping center sector.
The change in control severance benefits under the Company’s employment agreement with Mr. Knerr are structured as “double trigger” benefits. In other words, change in control does not itself trigger the severance benefits; rather, severance benefits only become payable in the event of a termination of employment in connection with or following a change in control. In connection with the closing of the Merger and the execution by Glimcher Named Executives of their respective employment agreements and Offer Letters, the severance arrangements each person had as an executive with Glimcher were amended to make them double trigger and not single trigger change in control arrangements. As explained in greater detail in the section below entitled “Potential Payments upon Termination or Change in Control,” the change in control arrangements for the Glimcher Named Executives include excise tax gross-up provisions that existed in their respective severance arrangements prior to the Merger, but the change in control arrangements with Mr. Knerr do not contain tax-gross up provisions. Currently, the Consulting Agreement has no provisions relating to payments or benefits to Mr. Ordan following a change in control. The Consulting Agreement provides for certain payments and benefits to be provided to Mr. Ordan in the event the period he is to provide services to the Company and CEO is terminated under certain circumstances prior to May 28, 2017.

Amendments to the employment agreements of certain Named Executives which became effective during 2015 following the Merger, impacted the compensation they received following their termination from our company. Amendments to Mr. Richards’ employment agreement that became effective on the Merger Closing Date in connection with his transition from Chief Financial Officer to Executive Vice President and Chief Administrative Officer provided for the following which materially impacted the payments and benefits he received when his employment terminated on January 15, 2016:

†
increased his separation pay to two times the sum of his annual base salary in effect immediately prior to the date of termination plus target annual cash bonus for the year in which the date of termination occurs or if no target annual cash bonus has been set for the year in which the date of termination occurs, Mr. Richards' target annual cash bonus in effect during WPG's most recently completed fiscal year in the event we terminated his employment other than for “cause” or he terminated his employment for “good reason” (within six months after the good reason event) (instead of one times salary or one times salary and target bonus upon the occurrence of such triggering events if no change in control or a change in control had occurred within the preceding 24 months, respectively); and

†
provided for, in addition to accelerated vesting of his inducement LTIP units, accelerated grant and vesting of his performance‑based LTIP units in the event we terminated his employment other than for “cause” or he terminated his employment for “good reason” (within six months after the good reason event).

In connection with his actual termination, Mr. Richards waived the application of the aforementioned provisions to the performance‑based LTIP Units allocated to him in 2014. Mr. Ordan’s employment agreement was amended also during 2015, but when his employment terminated on December 31, 2015 and he transitioned to the role of non-Executive Chairman, his employment agreement terminated and, except for certain provisions that survived as provided by the Consulting Agreement and discussed more fully in the section below entitled “Potential Payments upon Termination or Change in Control,” the severance and change in control provisions of his employment agreement became null and void.
Clawback Provisions
We have an executive compensation clawback policy that applies to any executive officer who the Compensation Committee determines engaged in fraud or intentionally illegal conduct that materially contributed to the need for a restatement of our financial statements. The clawback policy applies to all bonuses and other incentive and equity compensation awarded to the executive officer, the amount, payment and/or vesting of which was calculated based wholly or in part on the application of objective, financial performance criteria measured during any part of the period covered by the restatement. To the extent that the performance‑based compensation paid or awarded to such executive officer is greater than it would have been had it been calculated based upon the restated financial results, then the Compensation Committee may seek to recover from the executive the after‑tax portion of the difference.
In addition, a section of Mr. Ordan’s employment agreement that survived the agreement’s termination pursuant to the terms of the Consulting Agreement, provides that prior to our adoption of a clawback policy pursuant to the requirements of the Dodd‑Frank Wall Street Reform and Consumer Protection Act (the “Dodd‑Frank Act”), Mr. Ordan’s bonus and other equity or non‑equity compensation are subject to recoupment by our Board during his employment period and for three years thereafter (unless a longer period is required by law) to the extent that there is a restatement of our consolidated financial statements, and if the payment, grant or vesting of such compensation is tied to the achievement of one or more specific performance targets such that the compensation would not have been paid, granted or vested in light of such restatement. Any amounts required to be repaid shall be adjusted to take into account any taxes Mr. Ordan has already paid.
Pursuant to the terms of their inducement LTIP Unit award agreements executed in 2014, each of Messrs. Ordan, Richards, Gaffney, and Knerr has agreed, at our request, to promptly execute an amendment or modification of their respective agreements to reflect any clawback policy applicable to the executive’s inducement LTIP Units adopted by us or the Compensation Committee to comply with regulations promulgated by the SEC, NYSE, or under the Dodd‑Frank Act. The agreements for the Inducement Awards for Ms. Tehrani and each of the Glimcher Named Executives contain similar provisons.

Independent Compensation Advisor
The Compensation Committee selected Board Advisory as its compensation advisor for 2015. Board Advisory provides the Compensation Committee with peer executive compensation data, as well as expertise and advice on various matters brought before the Compensation Committee. The Compensation Committee has the sole authority to retain and terminate Board Advisory as its compensation consultant and approve fees and other engagement terms. Board Advisory has, through written correspondence, provided the Compensation Committee affirmation of the independence of Board Advisory, its partners, consultants, and employees as measured by the independence factors for compensation committee consultants under the listing standards of the NYSE. The affirmations were as follows:

†	that Board Advisory does not provide any services to the Company except advisory services to the Compensation Committee;

†	that the amount of fees received by Board Advisory from the Company is not material as a percentage of Board Advisory’s total revenue;

†	that Board Advisory has policies and procedures that are designed to prevent conflicts of interest;

†
that Board Advisory and its employees who provide services to the Compensation Committee do not have any business or personal relationship with any member of the Compensation Committee or any of our Senior Executives; and

†	that Board Advisory and its employees who provide services to the Compensation Committee do not own any Common Shares or preferred shares of the Company.
Tax Treatment of Compensation
Substantially all of the services rendered by our Named Executives during 2015 are performed on behalf of WPG L.P. The Internal Revenue Service has issued a series of private letter rulings which indicate that compensation paid by an operating partnership to named executive officers of a REIT that serves as its general partner is not subject to limitation under Section 162(m) of the Internal Revenue Code, as amended (the “Code”) to the extent such compensation is attributable to services rendered to the operating partnership. Although we have not obtained a ruling on this issue, our management believes the positions taken in the rulings would apply to our operating partnership subsidiary as well. If we later determine that compensation paid by our operating partnership subsidiary to our named executive officers is subject to Section 162(m) of the Code, then this could result in an increase to our income subject to federal income tax and could require us to increase distributions to our shareholders in order to maintain our qualification as a REIT.
Company Consideration of Past Shareholder Voting Results in Determining Fiscal Year 2015 Executive Compensation
At our Company’s 2015 Annual Meeting of Shareholders (the “2015 Meeting”), we held for the first time a non-binding advisory vote on executive compensation. At that same meeting, our shareholders also voted in favor of our proposal to hold advisory shareholder votes on executive compensation on an annual basis. Over 97% of the Common Shares voted at our 2015 Meeting on the proposal relating to our executive compensation were in favor of the proposal. No changes or modifications to our executive compensation program or policies were made during fiscal year 2015 in response to the voting results from the 2015 Meeting for the non-binding shareholder advisory vote on our executive compensation. Despite the positive response of our shareholders to the non-binding advisory proposal on executive compensation presented at the 2015 Meeting, our Board and Compensation Committee will continue to review and examine the results of non-binding advisory shareholder votes on executive compensation that we hold in the future in order to discern any meaningful trends and to consider the voting results in light of our existing governance policies and procedures, bylaws, as well as our executive compensation programs, policies, and objectives.

Summary Compensation Table & Other Supporting Tables
The following tables and accompanying footnotes set forth certain information with respect to the cash and other compensation paid or accrued by the Company for the Named Executives for fiscal years ended December 31, 2015 and, as applicable, December 31, 2014. All values stated are rounded to the nearest dollar.
SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards(2 ($) (e)	Non-Equity Incentive Plan Compensation(3) ($) (f)	All Other Compensation ($) (g)	Total(11) ($) (h)
Michael P. Glimcher Vice Chairman of the Board and Chief Executive Officer	2015	$828,690(1)	N/A	$3,894,381	$2,123,518	$ 7,763(4)	$6,854,352
Mark E. Yale Executive Vice President and Chief Financial Officer	2015	$500,000(1)	N/A	$1,301,356	$ 843,750	$ 10,400(4)	$2,655,506
Keric M. “Butch” Knerr Executive Vice President and Chief Operating Officer	2015 2014	$494,998 $154,603	N/A $288,750	$ 324,570 $1,013,983	$1,169,433 N/A	$ 7,888(5)	$1,996,889 $1,457,336
Thomas J. Drought, Jr. Executive Vice President, Director of Leasing	2015	$424,050(1)	N/A	$ 927,683	$ 572,468	$ 10,553(6)	$1,934,754
Melissa A. Indest Senior Vice President, Finance and Chief Accounting Officer	2015	$282,442(1)	N/A	$ 626,900	$ 285,973	$ 10,400(4)	$1,205,715
Former Executive Officers
Mark S. Ordan Former Chief Executive Officer and Executive Chairman (current Chairman of the Board)	2015 2014	$825,000 $597,945	N/A $1,793,836	$1,743,153 $5,299,505	$1,985,156 N/A	$ 55,388(7) $ 2,600	$4,608,697 $7,743,886
C. Marc Richards Former Chief Financial Officer and Former Executive Vice President and Chief Administrative Officer	2015 2014	$450,000 $283,562	N/A $ 393,750	$ 316,937 $1,013,983	$ 675,000 N/A	$2,263,942(8) $ 9,000	$3,705,879 $1,700,295
Farinaz S. Tehrani Former Executive Vice President, Legal and Compliance	2015	$343,269	N/A	$ 649,548	$ 386,178	$ 375,000(9)	$1,753,995
Michael Gaffney Former Executive Vice President, Head of Capital Markets	2015 2014	$342,308 $187,397	N/A $ 218,750	$ 266,250 $ 506,991	$ 342,308 N/A	$ 353,188(10) $ 577	$1,304,054 $ 913,715

(1)	Represents salary compensation received during fiscal year 2015 including the fourteen day period preceding the Merger Closing Date.

(2)
With respect to fiscal year 2015, the values represented for each Named Executive are the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 for the 2015 Annual Awards. Additionally, for Ms. Tehrani and the Glimcher Named Executives, in addition to the 2015 Annual Awards, the values represent the grant date fair value for the Inducement Awards and the Performance-Based LTIP Allocations. The grant date fair values for the Performance-Based LTIP Allocations and 2015 Annual Awards are based on the probable outcome of the performance conditions on the grant date (maximum achievement) for financial statement reporting purposes under FASB ASC 718 and consistent with the estimate of aggregate compensation cost to be recognized over the service period determined as of the grant date under FASB ASC 718, excluding the effect of estimated or actual forfeitures. The assumptions used in determining the listed valuations are provided in Part IV of the Original Filing in Item 15 entitled “Exhibits and Financial Statement Schedules” in note 9 of the notes to consolidated financial statements.

(3)	The listed amount represents cash bonus awards received by the respective Named Executive pursuant to the terms of the 2015 Plan.

(4)	The listed amount represents the aggregate matching contributions made or credited by WPG for fiscal year 2015 under the WPG Plans.

(5)	The listed amount represents the aggregate matching contributions made or credited by WPG for fiscal year 2015 under the WPG Plans and health plan premium reimbursements.

(6)	The listed amount represents $10,400 in matching contributions made by WPG for fiscal year 2015 under the WPG Plans plus health plan premium reimbursements.

(7)
Represents (a) the payment of $15,798 of legal fees (including a tax gross-up relating to payment of the fees) incurred by Mr. Ordan in connection with the negotiation of the Consulting Agreement which we agreed to pay pursuant to the terms of the Consulting Agreement, (b) matching contributions made or credited by WPG for fiscal year 2015 under the WPG Plans in the amount of $21,881, and (c) health plan premium reimbursements.

(8)	Represents Mr. Richards’ accrued severance payment plus $13,942 in matching contributions made or credited by WPG for fiscal year 2015 under the WPG Plans.

(9)	Represents Ms. Tehrani’s accrued severance payment.

(10)	Represents Mr. Gaffney’s accrued severance payment and $3,188 in matching contributions made or credited by the Company for fiscal year 2015 under the WPG Plans.

(11)	For each respective Named Executive, the amount listed represents the aggregate total of the amounts listed in columns (c) through (g).
REMAINDER OF PAGE INTENTIONALLY LEFT BLANK

GRANTS OF PLAN-BASED AWARDS
FOR 2015

The following table and accompanying footnotes set forth certain information concerning grants and allocations of cash and non-cash awards made to each of the Named Executives under the Company’s equity and non-equity incentive compensation plans during the fiscal year ended December 31, 2015. All monetary values are rounded to the nearest dollar and all share or unit amounts are rounded to the nearest whole share or unit. None of the Named Executives has transferred any of the awards that he or she received during the fiscal year ended December 31, 2015.

Name (a)	Grant Date(1) (b)	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(2)			Estimated Future Payouts Under Equity Incentive Plan Awards(3)		All Other Stock Awards: Number of Shares of Stock or Units (#)(4) (h)	Grant Date Fair Value of Stock and Option Awards(5) (i)
		Threshold ($) (c)	Target ($) (d)	Maximum ($) (e)	Threshold (#) (f)	Maximum (#) (g)
Mr. Glimcher	3/27/2015 2/24/2015 3/27/2015 2/24/2015	$497,214	$1,657,380	$2,486,070	N/A 2,353 15,954	N/A 235,318 119,772	79,849 N/A N/A	$1,399,753 – Inducement Award $1,622,848 – Annual Award $871,780 – Performance Award
Mr. Yale	3/27/2015 2/24/2015 3/27/2015 2/24/2015	$187,500	$ 625,000	$ 937,500	N/A 475 6,837	N/A 47,529 51,330	34,221 N/A N/A	$599,894 – Inducement Award $327,848 – Annual Award $373,614 – Performance Award
Mr. Knerr	3/27/2015 3/27/2015	$259,874	$ 866,247	$1,299,371	471	47,053	N/A	$324,570 – Annual Award
Mr. Drought	3/27/2015 2/24/2015 3/27/2015 2/24/2015	$127,215	$ 424,050	$ 636,074	N/A 403 4,557	N/A 40,309 34,221	22,814 N/A N/A	$399,929 – Inducement Award $278,671 – Annual Award $249,083 – Performance Award
Ms. Indest	3/27/2015 2/24/2015 3/27/2015 2/24/2015	$ 63,550	$ 211,832	$ 317,748	N/A 201 3,420	N/A 20,136 25,665	17,110 N/A N/A	$299,938 – Inducement Award $140,155 – Annual Award $186,807– Performance Award
Former Executive Officers
Mr. Ordan	3/27/2015 3/27/2015	$495,000	$1,650,000	$2,475,000	2,353	235,266	N/A	$1,743,153 – Annual Award
Mr. Richards	3/27/2015 3/27/2015	$202,500	$ 675,000	$1,012,500	428	42,776	N/A	$316,937 – Annual Award
Ms. Tehrani	3/27/2015 2/24/2015 3/27/2015 2/24/2015	$115,853	$ 386,178	$ 579,267	N/A 326 2,997	N/A 32,630 22,500	15,000 N/A N/A	$262,950 – Inducement Award $222,828 – Annual Award $163,770 – Performance Award
Mr. Gaffney	3/27/2015 3/27/2015	$102,692	$ 342,308	$ 513,462	325	32,539	N/A	$266,250 – Annual Award

(1)	Represents the Compensation Committee approval date for the respective award.

(2)
Amounts represent an estimate of possible cash payouts to the respective Named Executive pursuant to the terms of our 2015 Plan. The range of payments listed in columns (c) through (e) for each of the Named Executives represents the estimated possible bonus payment amounts under the 2015 Plan that the respective Named Executive would be eligible for under the following circumstances and assuming no use of discretion by the Compensation Committee in authorizing such payments:

Threshold:
The FFO Component of an individual’s bonus payment is awarded at Threshold level with payout equal to 35% of the FFO Target Amount and Threshold performance is attained for the Strategic Objectives Component and Individual Objectives Component with the payout for both the Strategic Objectives Target Amount and Individual Objectives Target Amount at the 25% level

Target:
The FFO Component, Strategic Objectives Component, and Individual Objectives Component of an individual’s bonus payment is awarded at 100% of such person’s FFO Target Amount, Individual Objectives Target Amount, and Strategic Objectives Target Amount, respectively.

Maximum:
The FFO Component of an individual’s bonus payment is awarded at 150% of his FFO Target Amount. The individual attains an achievement percentage of 150% for overall performance on his or her individual objectives and receives 150% of the Individual Objectives Target Amount and performance on the Strategic Objectives is evaluated at 150% and payout on the Strategic Objectives Target Amount is 150%.

Actual payouts under the 2015 Plan are reported in column (f) of the Summary Compensation Table.

(3)
The numbers shown represent an estimate of the number of LTIP Units that could be issued with respect to the 2015 Annual Awards and the Performance-Based LTIP Allocations at the threshold and maximum performance levels. There was no target level of performance. For the 2015 Annual Awards, maximum represents superior performance on the Strategic Goal Component and TSR Objectives such that the respective Named Executive qualifies to receive, in the form of granted LTIP Units, 100% of their respective 2015 LTIP Unit Allocation for maximum performance. Threshold performance is the minimum achievement resulting in the lowest number of LTIP Units earned by a Named Executive for the 2015 Annual Awards which would be represented by qualifying for only 1% of such person’s 2015 TSR LTIP Unit Allocation and 1% of the 2015 Strategic Goals LTIP Unit Allocation. For the Performance-Based LTIP Allocations, maximum performance consists of achievement of the absolute TSR and relative TSR conditions to qualify the Named Executive to receive 100% of the allocated LTIP Units in each of the three performance periods. Threshold performance is the minimum achievement of the TSR performance conditions that would result in the lowest number of LTIP Units earned. This would be achievement at the lowest level for the absolute TSR performance condition (33.3%) in each of the three performance periods. As a result of Ms. Tehrani and Messrs. Richards and Gaffney’s termination of employment, each was not eligible to receive any grants of LTIP Units from the 2015 Annual Awards.

(4)	Represents Inducement Awards to each of Messrs. Glimcher, Yale, Drought and Mmes. Indest and Tehrani.

(5)
The value represented for the respective Inducement Award, Performance-Based LTIP Allocations (for purposes of this table only, “Performance Award”), and 2015 Annual Awards of LTIP Units for each Named Executive was computed in accordance with FASB ASC Topic 718.

Narrative to Summary Compensation Table and Grants of Plan‑Based Awards Table
The disclosures contained in the two preceding tables include both cash and equity compensation. For Named Executives that experienced an increase in total compensation from 2014 to 2015, this increase is mainly attributable to the increase in salary compensation and the payout for non-equity incentive compensation. Bonus payments from the 2015 Plan constituted the largest component of cash compensation reported. Generally, a Named Executive’s aggregate salary and bonus plan compensation account for approximately 43% to 83% of the individual’s total compensation. As stated in the CD&A, the employment agreements and Offer Letters governed the compensation elements for the Named Executives for 2015 and, as applicable, 2014.
The data listed in column (e) of the Summary Compensation Table and column (i) of the Grants Plan-Based Awards for 2015 table represents the aggregate grant date fair value for LTIP Unit awards and allocations to the Named Executives. We determined the aggregate grant date values by taking the closing market price of the Common Shares on the NYSE on the date of grant and multiplying it by the respective award received by or allocated to the respective Named Executive in the listed year.   With respect to LTIP Unit awards and allocations that had a market-performance component impacting whether the award was earned, the aggregate grant date fair value was determined using the Monte Carlo simulation technique which establishes a value by first simulating one or more variables that may affect or influence the value of the allocated performance-based LTIP Units and then determines their average value over the range of resultant outcomes. The performance conditions of both the 2015 Annual Awards and Performance-Based LTIP Allocations are described in greater detail in the section of the CD&A subtitled Equity Compensation. The size of each Named Executive’s Inducement Award, 2015 Annual Award, and Performance-Based LTIP Allocations was determined pursuant to the terms of their employment agreement or Offer Letter. Quarterly dividends are paid on the Inducement Awards at same rates payable to the Common Shareholders on the Common Shares. No dividends, distributions, or dividend equivalents were paid or allocated during 2015 for the Performance-Based LTIP Allocations or 2015 Annual Awards. The value of dividend payments is factored into the grant date fair value reported in the preceding tables and computed in accordance with FASB ASC Topic 718.

OUTSTANDING EQUITY AWARDS AT
FISCAL YEAR-END 2015

The following table and accompanying footnotes set forth certain information concerning unexercised WP Glimcher Converted Options to purchase Common Shares, unvested WP Glimcher Converted Restricted Share Awards, unvested LTIP Units, and allocated yet unearned LTIP Units for each Named Executive that are outstanding or allocated as of December 31, 2015. None of the Named Executives has transferred any of the awards that are reported in the table below.

Option Awards					Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Option Exercise Price ($) (d)	Option Expiration Date (e)	Number of Shares or Units of Stock That Have Not Vested (#) (f)	Market Value of Shares or Units of Stock That Have Not Vested ($)(1) (g)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(2) (h)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(3) (i)
Michael P. Glimcher	58,798	0	$32.17	05/04/16	728,321(4)	$7,727,486	18,307	$194,237
Mark E. Yale	19,599	0	$32.17	05/04/16	184,215(5)	$1,954,521	7,312	$ 77,580
Keric M. “Butch” Knerr	N/A	N/A	N/A	N/A	22,500(6)	$ 238,725	6,465	$ 68,594
Thomas J. Drought, Jr. Option Grant Dates 05/05/06 Award 03/05/10 Award	7,839 3,135	N/A N/A	$32.17 $ 5.76	05/04/16 03/04/20	118,684(7)	$1,259,237	4,960	$ 52,626
Melissa A Indest Option Grant Dates 05/05/06 Award 03/08/07 Award 03/14/08 Award 03/05/10 Award	3,919 3,919 3,919 2,613	N/A N/A N/A N/A	$32.17 $34.80 $13.96 $ 5.76	05/04/16 03/07/17 03/13/18 03/04/20	33,424(8)	$ 354,629	3,621	$ 38,419
Former Executive Officers
Mark S. Ordan	N/A	N/A	N/A	N/A	N/A(9)	N/A	36,454	$386,777
C. Marc Richards	N/A	N/A	N/A	N/A	22,500(10)	$ 238,725	6,422	$ 68,137
Farinaz S. Tehrani	N/A	N/A	N/A	N/A	15,000(11)	$ 159,150	3,323	$ 35,257
Michael Gaffney	N/A	N/A	N/A	N/A	11,250(12)	$ 119,363	3,322	$ 35,246

(1)
The listed amounts represents the aggregate market value of the unvested securities listed in column (f) as computed by multiplying the Common Shares’ closing market price of $10.61 per share as listed on the NYSE as of December 31, 2015 by the number of unvested securities listed in the adjacent column (f) (amounts are stated to the nearest dollar).

(2)
The listed amounts for Messrs. Glimcher, Yale, Drought and Mmes. Indest and Tehrani represents the threshold level of performance for the 2015 Annual Awards and, as applicable, the Performance-Based LTIP Unit Allocations and performance-based LTIP Unit allocations awarded during 2014 (the “2014 Performance-Based LTIP Unit Allocations”). For Messrs. Ordan, Knerr, Richards, and Gaffney, the listed amount represents threshold level of performance for each person’s 2015 Annual Awards and, with respect to each performance year/period, the 2014 Performance-Based LTIP Unit Allocations. Estimated payouts for threshold performance for Messrs. Ordan, Knerr, Richards and Gaffney with respect to their 2014 Performance-Based LTIP Allocations is 34,101, 5,994, 5,994, and 2,997, respectively. For Messrs. Richards and Gaffney, eligibility to receive a payout for the 2015 Annual Awards and 2014 Performance-Based LTIP Unit Allocations was forfeited in connection with their respective employment termination. Mr. Ordan’s eligibility to receive a payout of the 2014 Performance-Based LTIP Unit Allocations was forfeited on January 1, 2016 pursuant to the terms of the Consulting Agreement. Ms. Tehrani’s eligibility to receive a payout for the 2015 Annual Awards and Performance-Based LTIP Unit Allocations was also forfeited in connection with her termination of employment.

(3)
Listed amounts represent the aggregate market value of the LTIP Units listed in column (h). The listed value was computed by multiplying the Common Shares’ closing market price of $10.61 as listed on the NYSE as of December 31, 2015 by the number of LTIP Units listed in the adjacent column (amounts are stated to the nearest dollar).

(4)
Total represents Mr. Glimcher’s 648,472 unvested WP Glimcher Converted Restricted Share Awards and 79,849 unvested LTIP Units that comprise his Inducement Award. The vesting dates for Mr. Glimcher’s 648,472 unvested WP Glimcher Converted Restricted Share Awards are as follows subject to his continued employment on the applicable vesting date: (i) 19,586 shares vest on May 4, 2016, (ii) 36,994 shares vest in equal installments on May 10, 2016 and May 10, 2017, (iii) 249,450 shares vest on September 20, 2017, (iv) 42,247 shares vest in installments on May 9, 2016, May 9, 2017, and May 9, 2018, (v) 53,437 shares vest in installments on May 7, 2017, May 7, 2018, and May 7, 2019, and (vi) 246,758 shares vest on August 25, 2019. The LTIP Units that comprise Mr. Glimcher’s Inducement Award vest in one-fourth (25%) tranches on each of the first four anniversaries of the Merger Closing Date, subject to his continued employment on the applicable vesting date. Mr. Glimcher held an aggregate total of 58,798 outstanding WP Glimcher Converted Options at December 31, 2015. The option awards and restricted stock for Mr. Glimcher reflected in the table above are the byproduct of the conversion of GRT restricted common shares and stock options into WP Glimcher Converted Restricted Share Awards and WP Glimcher Converted Options at the Merger Closing Date using the Equity Award Exchange Ratio.

(5)
Total represents Mr. Yale’s 149,994 unvested WP Glimcher Converted Restricted Share Awards and 34,221 unvested LTIP Units that comprise his Inducement Award. The vesting dates for Mr. Yale’s 149,994 unvested WP Glimcher Converted Restricted Share Awards are as follows subject to his continued employment on the applicable vesting date: (i) 7,834 shares vest on May 4, 2016, (ii) 14,797 shares vest in installments on May 10, 2016 and May 10, 2017, (iii) 89,089 shares vest on September 20, 2017, (iv) 16,899 shares vest in equal installments on May 9, 2016, May 9, 2017, and May 9, 2018, and (v) 21,375 shares vest in equal installments on May 7, 2017, May 7, 2018, and May 7, 2019. The LTIP Units that comprise Mr. Yale’s Inducement Award vest in one-fourth (25%) tranches on each of the first four anniversaries of the Merger Closing Date, subject to his continued employment on the applicable vesting date. The option awards and restricted stock for Mr. Yale reflected in the table above are the byproduct of the conversion of GRT restricted common shares and stock options into WP Glimcher Converted Restricted Share Awards and WP Glimcher Converted Options at the Merger Closing Date using the Equity Award Exchange Ratio.

(6)
Total represents Mr. Knerr’s unvested time-based inducement LTIP Units which shall vest in equal installments on August 25, 2016, August 25, 2017, and August 25, 2018, subject to his continued employment on the applicable vesting date.

(7)
Total represents Mr. Drought 95,870 unvested WP Glimcher Converted Restricted Share Awards and 22,814 unvested LTIP Units that comprise his Inducement Award. The vesting dates for Mr. Drought’s 95,870 unvested WP Glimcher Converted Restricted Share Awards are as follows subject to his continued employment on the applicable vesting date: (i) 5,456 shares vest on May 4, 2016, (ii) 10,305 shares vest in installments on May 10, 2016 and May 10, 2017, (iii) 53,454 shares vest on September 20, 2017, (iv) 11,769 shares vest in equal installments on May 9, 2016, May 9, 2017, and May 9, 2018, and (v) 14,886 shares vest in equal installments on May 7, 2017, May 7, 2018, and May 7, 2019. The LTIP Units that comprise Mr. Drought’s Inducement Award vest in one-fourth (25%) tranches on each of the first four anniversaries of the Merger Closing Date, subject to his continued employment on the applicable vesting date. The option awards and restricted stock for Mr. Drought reflected in the table above are the byproduct of the conversion of GRT restricted common shares and stock options into WP Glimcher Converted Restricted Share Awards and WP Glimcher Converted Options at the Merger Closing Date using the Equity Award Exchange Ratio.

(8)
Total represents Ms. Indest’s 16,314 unvested WP Glimcher Converted Restricted Share Awards and 17,110 unvested LTIP Units that comprise her Inducement Award. The vesting dates for Ms. Indest’s 16,314 unvested WP Glimcher Converted Restricted Share Awards are as follows subject to her continued employment on the applicable vesting date: (i) 2,099 shares vest on May 4, 2016, (ii) 3,963 shares vest in installments on May 10, 2016 and May 10, 2017, (iii) 4,527 shares vest in equal installments on May 9, 2016, May 9, 2017, and May 9, 2018, and (iv) 5,725 shares vest in equal installments on May 7, 2017, May 7, 2018, and May 7, 2019. The LTIP Units that comprise Ms. Indest’s Inducement Award vest in one-fourth (25%) tranches on each of the first four anniversaries of the Merger Closing Date, subject to her continued employment on the applicable vesting date. The option awards and restricted stock for Ms. Indest reflected in the table above are the byproduct of the conversion of GRT restricted common shares and stock options into WP Glimcher Converted Restricted Share Awards and WP Glimcher Converted Options at the Merger Closing Date using the Equity Award Exchange Ratio.

(9)
Pursuant to the terms of the Consulting Agreement, 115,207 LTIP Units that were part of Mr. Ordan’s one-time inducement LTIP Unit award received in June 2014, vested on December 31, 2015 in connection with the termination of Mr. Ordan’s employment. These units were to vest in three installments on the remaining anniversaries of May 28, 2014. These units are convertible into units of WPG L.P. and such units exchangeable into Common Shares or cash, on the later of: (i) the satisfaction of any conditions to exchange or conversion contained in WPG L.P.’s limited partnership agreement and the applicable certificate of designation and (ii) the first to occur of: (A) Mr. Ordan ceasing to serve as member of the Board for any reason, (B) May 28, 2017, and (C) immediately prior to a change in control (as such term is defined in Mr. Ordan’s employment agreement).

(10)
The vesting of Mr. Richards’ 22,500 time-based inducement LTIP Units accelerated in connection with the termination of his employment on January 15, 2016. Additionally, as a result of Mr. Richards’ termination of employment, he is longer eligible to receive any grants of allocated performance-based LTIP Units or any other equity security of WPG or WPG L.P. The vesting became effective on February 15, 2016.

(11)
The vesting of Ms. Tehrani’s 15,000 time-based inducement LTIP Units accelerated in connection with the termination of her employment on December 31, 2015.The vesting became effective on January 31, 2016.

(12)
The vesting of Mr. Gaffney’s 11,250 time-based inducement LTIP Units accelerated in connection with the termination of his employment on December 31, 2015. The vesting became effective on January 31, 2016.

REMAINDER OF PAGE INTENTIONALLY LEFT BLANK

OPTION EXERCISES AND STOCK VESTED
DURING THE YEAR 2015

The following table sets forth certain information concerning each exercise of WP Glimcher Converted Options to purchase Common Stock, vesting of WP Glimcher Converted Restricted Share Awards, and vesting of certain LTIP Unit awards held by certain of the Named Executives during the fiscal year ended December 31, 2015.

Name	Option Awards		Stock Awards
(a)	Number of Shares Acquired on Exercise (#) (b)	Value Realized on Exercise ($) (c)	Number of Shares Acquired on Vesting (#) (d)	Value Realized on Vesting ($) (e)
Michael P. Glimcher	N/A	N/A	53,761	$ 826,459(2)
Mark E. Yale	12,542	$162,231(1)	20,460	$ 313,058(2)
Keric M. “Butch” Knerr	N/A	N/A	7,500	$ 90,900(3)
Melissa A. Indest			4,080	$ 60,357(2)
Thomas J. Drought, Jr.	N/A	N/A	13,222	$ 200,790(2)
Former Executive Officers
Mark S. Ordan	N/A	N/A	153,610	$1,742,323(3)
C. Marc Richards	N/A	N/A	7,500	$ 90,900(3)
Farinaz S. Tehrani	N/A	N/A	N/A	N/A
Michael Gaffney	N/A	N/A	3,750	$ 45,450(3)

(1)
Represents the aggregate dollar value realized by the respective Named Executive upon exercise of the listed WP Glimcher Converted Options as determined by taking the difference between the market price of the Common Shares underlying the listed WP Glimcher Converted Options (computed using the closing market price of the Common Shares as listed on the NYSE on the respective exercise date) and the exercise price of the respective WP Glimcher Converted Options. The amount stated is rounded to the nearest dollar.

(2)
Represents the aggregate dollar value realized upon the lapse of the transfer restrictions (i.e., vesting) of the respective WP Glimcher Converted Restricted Share Awards listed as determined by multiplying the number of Common Shares underlying the respective award included in the adjacent column for the respective Named Executive by the market value of the Common Shares on the respective vesting dates (computed using the closing market price of the Common Shares as listed on the NYSE as of the respective vesting dates). The amount stated is rounded to the nearest dollar.

(3)
Represents the aggregate dollar value realized upon the vesting of the LTIP Units listed in column (d) as determined by multiplying the number of LTIP Units included in the adjacent column for the respective Named Executive by the market value of the Common Shares on the respective vesting date (computed using the closing market price of the Common Shares as listed on the NYSE as of the respective vesting date). The amount stated is rounded to the nearest dollar.

REMAINDER OF PAGE INTENTIONALLY LEFT BLANK

Pension Benefits and Non-Qualified Deferred Compensation
None of our Named Executives participate in or have account balances in qualified or nonqualified defined benefit plans sponsored by us.
Potential Payments upon Termination or Change in Control
The arrangements we have with the Named Executives for severance payments and benefits following a termination of employment or a change in control following such a termination are memorialized in various agreements between the respective Named Executive and WPG. Additionally, for certain Named Executives, we have made such payments in connection with their separation from the Company or transition to another role within our company during 2015 or shortly after the end of 2015. An overview of our arrangements with the Named Executives for payments upon termination of employment or change in control will be presented below as follows: (i) the arrangements pertaining to the Glimcher Named Executives; (ii) arrangements with Messrs. Ordan and Knerr; and (iii) arrangements that resulted in WPG making an employment termination related payment due to an employment termination event occurring in 2015 or shortly thereafter. For purposes of this disclosure and except as otherwise provided, the triggering date for the payments and benefits described below shall be December 31, 2015, the last business day for our company in 2015, when the closing market price for the Common Shares was $10.61.
Potential Payments upon Termination or Change in Control for Glimcher Named Executives
For Messrs. Glimcher and Yale, the terms and conditions for payments and benefits following the termination of their respective employment or change in control are governed by their respective employment agreement, equity award agreement(s), and severance benefits agreement. With respect to Mr. Drought and Ms. Indest, the terms and conditions for payments and benefits following the termination of their respective employment or change in control are governed by their respective severance benefits agreement and equity award agreement(s).
Messrs. Glimcher and Yale
In the event of a termination of employment for any reason of either of Messrs. Glimcher or Yale under their respective employment agreement (collectively, the “Agreements” and each an “Agreement”), WPG is obligated to provide such person with a lump sum cash payment within thirty (30) days of the termination date equal to the aggregate of the following amounts: (i) the respective executive’s annual base salary and vacation pay through the date of termination, (ii) the respective executive’s accrued annual bonus for the fiscal year immediately preceding the fiscal year in which the termination date occurs (other than any portion of such annual bonus that was previously deferred, which portion shall instead be paid in accordance with the applicable deferral election) if such bonus has not been paid as of the date of termination, and (iii) the respective executive’s business expenses that have not been reimbursed by WPG as of the termination date and were incurred by the executive prior to the termination date in accordance with applicable Company policy, in the case of each of clauses (i) through (iii), to the extent not previously paid (the sum of the amounts described in clauses (i) through (iii) shall be referred to as the “Accrued Obligations.” Additionally, the Agreements provide that in the event of a termination of employment and to the extent not previously paid or provided, such executive shall receive any other amounts or benefits required to be paid or provided or that the executive is eligible to receive under any plan, program, policy, practice, contract, or agreement of WPG or any affiliate through the termination date. Furthermore, under the Agreements if the employment termination is for Cause (as such term is defined in the severance benefits agreement for each executive and provided below), Accrued Obligations shall not include the respective executive’s annual bonus for the fiscal year immediately preceding the fiscal year in which the termination occurred.

With respect to benefits received by Messrs. Glimcher and Yale under their respective equity award agreements following a termination of employment, each agreement accelerates the vesting of their Inducement Awards. In the event that Mr. Glimcher’s employment is terminated by WPG other than for Cause (including as a result of the non-renewal of his employment agreement by WPG), by Mr. Glimcher for good reason (as such term is defined in the respective severance benefits agreements of Messrs. Glimcher and Yale), or as a result of Mr. Glimcher’s death or Disability (defined below), and, with respect to WPG or Mr. Glimcher terminating employment, only following Mr. Glimcher executing (and not revoking) a general release of claims against the Company; all unvested Inducement Awards shall vest. With respect to Mr. Yale’s award agreement for his Inducement Awards, the same conditions exist for the acceleration of vesting of the underlying LTIP Units following the termination of Mr. Yale’s employment as exist for Mr. Glimcher. Also, the respective award agreements for Messrs. Glimcher and Yale subject each to certain restrictive covenants, including perpetual confidentiality and non-disparagement covenants, and one-year post-employment non-competition, non-solicitation of employees, customer, suppliers, licensees, or other business relations of our company and a non-hire covenant (all, collectively, the “Covenants”). Additionally, in the event that either of Messrs. Glimcher or Yale breach the Covenants in their respective award agreements then all unvested and vested Inducement Awards held by the respective officer will be forfeited. Lastly, Messrs. Glimcher and Yale also hold unvested restricted Common Shares that were converted from Glimcher restricted common shares to restricted Common Shares and vested stock options that were also converted from Glimcher stock options as part of the Merger. Under Messrs. Glimcher and Yale’s respective award agreements for the converted unvested restricted Common Shares and vested stock options each holds, upon the termination of their respective employment with WPG (or any affiliate), for any reason (other than in connection with a termination covered by the Benefits Agreements (defined below)), all unvested restricted Common Shares and unexercised vested stock options shall immediately be forfeited; provided that the Compensation Committee may, in its sole and absolute discretion, allow the executive to retain the unvested restricted Common Shares and unexercised vested stock options for a period of time after such termination date.
With respect to Mr. Glimcher’s Agreement, he has no obligation to seek employment or take any other action in the event employment is terminated in order to mitigate amounts payable under his Agreement. Furthermore, nothing in Mr. Glimcher’s Agreement is intended to prevent or limit continuing or future participation in any plan, program, policy, contract, agreement, or practice provided by WPG or any affiliate and for which Mr. Glimcher qualifies to participate. Also, under Mr. Glimcher’s Agreement, WPG will reimburse Mr. Glimcher to the fullest extent permitted by law for legal fees and expenses reasonably incurred by Mr. Glimcher as a result of Mr. Glimcher, WPG, or others seeking to enforce the terms of the his Agreement; provided, however (i) if such contest is initiated on or after a change in control or a change in control occurs during the pendency of such a contest, reimbursement of such fees and expenses will be provided only to the extent that Mr. Glimcher is found pursuant to a judgment, decree, or order to not have acted in good faith in bringing or defending the contest and (ii) if such contest is initiated prior to a change in control and a change in control does not occur during the pendency of the contest, reimbursement of Mr. Glimcher’s legal fees and expenses shall be provided only if Mr. Glimcher substantially prevails on at least one substantive issue in the contest. The aforementioned provisions are not present in Mr. Yale’s Agreement. Lastly, under the Agreements, both of Messrs. Yale and Glimcher are subject to the Covenants.
Payments to and benefits for Messrs. Glimcher and Yale following a change in control are set forth in the severance benefits agreements (each, collectively and generally, the “Benefits Agreements”) for each which are contracts assumed by WPG and amended in connection with the Merger. The change in control payments and benefits under the Benefits Agreements are structured as “double trigger” benefits in that the change in control does not itself trigger the payments and benefits; rather, benefits and payments only become due in the event of a qualifying termination of employment in connection with or following the change in control. The Benefits Agreements are unique in that the change in control event occurred following the consummation of the Merger and the only condition that needs to occur for payments and benefits to be made is the qualifying termination of employment. The Benefits Agreements and the Agreements are structured such that payments and benefits to either Messrs. Glimcher or Yale could be due and payable under both following their respective terminations. Under the Benefits Agreements, the conditions for the receipt of benefits and payments are the same for Messrs. Glimcher and Yale. Similar to the Agreements, neither Messrs. Yale or Glimcher need to mitigate payments or benefits due under their respective Benefits Agreements following their respective terminations by seeking other employment nor is the amount due or benefit provided reduced by compensation earned in subsequent employment or retirement benefits received after termination. Additionally, like the Agreements, the Benefits Agreements inure to the benefit of and are binding on the respective legal representatives, successors, heirs, and legatees of Messrs. Glimcher and Yale. The Benefits Agreements also condition payment on the respective execution, delivery and non-revocation by Messrs. Glimcher and Yale of a release of claims against WPG, its directors, officers, employees and affiliates as well as the expiration of the thirty day period following the respective termination (the “Release Period”) in which revocation can occur, before any payments under the Benefits Agreements can be made. The conditions under which payments and benefits are made under the Benefits Agreements and the nature of those payments and benefits are summarized below.

Under the Benefits Agreements, if either Messrs. Glimcher or Yale’s respective employment is terminated: (i) by the Company without Cause (including as a result of the Company issuing a notice of nonrenewal of either of the Agreements); (ii) by Messrs. Glimcher or Yale, respectively, for good reason (as such term is defined in the respective severance benefits agreements of Messrs. Glimcher and Yale); or (iii) as a result of the respective death or Disability (defined below) of Messrs. Glimcher or Yale, then the following payments and benefits shall be made not later than following the expiration of the Release Period (the “Release Deadline”):

(1)
Glimcher Properties Limited Partnership (“GPLP”), an affiliate of WPG, shall pay a lump sum severance payment equal to three (3) times the aggregate sum of: (A) the respective executive’s annual base salary in effect immediately prior to the effective time of the Merger plus (B) the target annual cash bonus opportunity applicable to the respective executive under the applicable cash bonus plan(s) in which the respective executive participates in the year in which the effective time of the Merger occurs.

The immediate vesting of any WP Glimcher Converted Restricted Share Awards, WP Glimcher Converted Options, Inducement Awards, and Performance-Based LTIP Allocations held by the respective executive which are unvested on the date of termination of the respective executive’s employment, and such vested securities, if applicable, shall become exercisable and remain exercisable until the earlier of the second annual anniversary of the date of the termination of the respective executive’s employment and the expiration of the original term of the option, shall no longer be subject to repurchase or any other forfeiture restrictions, and shall be settled in accordance with their terms.  For any current Special Performance Period, or completed Special Performance Period as to which a grant of Performance-Based LTIP Unit Allocations has not been made by the date of the respective executive’s termination of employment, Performance-Based LTIP Unit Allocations shall be (A) granted on the fifth (5th) business day following the Release Deadline based (I) as to a current Special Performance Period, on actual performance through the date of the Executive’s termination of employment (projected to the end of the applicable performance period for absolute, but not for relative, performance goals), with the amount earned not pro-rated for the partial completion of the Special Performance Period, and (II) as to a completed Special Performance Period as to which a grant of Performance-Based LTIP Unit Allocations has not been made by the date of the respective executive’s termination of employment, on actual performance through the end of such Special Performance Period, with the amount earned not pro-rated, and (B) vested without regard to any applicable service vesting condition upon grant.

(2)
GPLP shall for a period of eighteen months fund the premium equal to that provided under the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended, or COBRA, to continue coverage of all medical, dental, and vision group insurance benefit programs or arrangements in which the respective executive was entitled to participate immediately prior the termination of employment, provided that the respective executive’s continued participation is allowable under the general terms and provisions of such plans and programs and provided further, that in the event that the respective executive becomes employed by any third party during such 18-month period, then upon the date of such employment the Executive shall no longer be entitled to any medical, dental, or vision insurance benefits described in the preceding clause.  Subject to the preceding sentence, in the event that the Executive’s participation in any such plan or program is barred, WPG shall arrange to pay the value of the COBRA premium at the pricing to the Executive as it existed at the time the termination of the Executive’s employment occurs.  If the Company reasonably determines necessary to avoid benefits under the plans referenced in this paragraph being taxable to the Executive, WPG shall report the value of such continued coverage as taxable income to the Executive.

(3)
In the event the aforementioned payments constitute an “excess parachute payment” within the meaning of Section 280G(b)(1) of the Code (or for which a tax is otherwise payable under Section 4999 of the Code), then GPLP shall pay an additional amount (the “Additional Amount”) equal to the sum of: (A) all taxes payable by the respective executive under Section 4999 of the Code with respect to all such excess parachute payments (or otherwise) including, without limitation, the Additional Amount, plus (B) all federal, state and local income taxes for which the respective executive may be liable with respect to the Additional Amount or with respect to any excess parachute payment that is paid following the Effective Time, as soon as reasonably practicable after the date of such payment provided that such date will be no later than December 31st of the year after the year in which the respective executive remits such taxes in respect of such payment.

Mr. Drought and Ms. Indest
Payments and benefits to Ms. Indest and Mr. Drought following a termination or a change in control are structured similarly to how the arrangements with Messrs. Glimcher and Yale are structured, except neither has an employment agreement with the Company under which payments or benefits would be due following such an event. Both Mr. Drought and Ms. Indest executed an amendment to their existing Benefits Agreements in connection with the Merger and as a condition precedent to their respective Offer Letters becoming effective. Like the amended Benefits Agreements for Messrs. Glimcher and Yale, the change in control payments and benefits under the amended Benefits Agreements for Mr. Drought and Ms. Indest are structured as “double trigger” benefits and the initial condition of a change in control has occurred with the completion of the Merger. The termination condition for both Mr. Drought and Ms. Indest is satisfied if the employment of the respective executive is terminated by the Company without Cause, by the executive for good reason (as such term is defined in the respective Benefits Agreements of Mr. Drought and Ms. Indest), or as a result of the executive’s death or Disability (defined below). Similar to Messrs. Yale and Glimcher, following the termination event and not later than the Release Deadline, Mr. Drought would be entitled to the same payments and benefits that Messrs. Glimcher and Yale are entitled to receive. Following a termination event as described in her amended Benefits Agreement and not later than the Release Deadline, Ms. Indest would be entitled to all the same benefits except the lump sum severance payment is to be two (2) times the aggregate sum of: (i) her annual base salary in effect immediately prior to the effective time of the Merger plus (ii) her target annual cash bonus opportunity under the applicable plan in effect in the year in which the effective time of the Merger occurs. Lastly, each of Mr. Drought and Ms. Indest hold vested stock options and unvested restricted Common Shares and, like Messrs. Glimcher and Yale, upon their termination for any reason such unvested restricted Common Shares and unexercised stock options would be forfeited, except as set for the in the Benefits Agreements, unless the Compensation Committee decided to allow retention of the unvested restricted Common Shares and unexercised vested stock options for a period of time after such termination date.

The table below and its accompanying footnotes illustrate for Messrs. Glimcher, Yale, Drought and Ms. Indest the various payments and benefits due each respective Glimcher Named Executive under their respective employment arrangements, Benefits Agreements, and equity award agreements each has following the employment terminations described above. As stated earlier, the amounts in the table are provided under the assumptions that the employment termination occurred on the last business day of fiscal year 2015, December 31, 2015, when the closing market price of the Company’s Common Stock was $10.61 per share, there is no underlying dispute concerning the termination, and the Compensation Committee did not exercise any discretion in approving any of the payments or benefits described below. All amounts are rounded to the nearest dollar.

	Termination by Us for Cause or by the Executive without Good Reason[1]	Termination Due to Non‑Renewal of Employment Period by Company or Executive[2]	Termination by Us Other Than for Cause, by the Executive for Good Reason, Death or Disability of Executive[4]
Mr. Glimcher
Payment and benefits under Benefits Agreements	N/A	$13,878,080	$13,878,080
Payment under the Agreements	$836,814	$ 836,814	$ 836,814
Equity Award Vesting Benefits	N/A	$ 7,727,486	$ 7,727,486
Total	$836,814	$22,442,380(3)	$22,442,380(3)
Mr. Yale
Payments under Benefits Agreements	N/A	$ 5,754,201	$ 5,754,201
Payment under the Agreements	$502,405	$ 502,405	$ 502,405
Equity Award Vesting Benefits	N/A	$ 1,954,521	$ 1,954,521
Total	$502,405	$ 8,211,127(3)	$ 8,211,127(3)
Mr. Drought
Payment under Severance Benefits Agreement	N/A	N/A	$ 4,234,614
Equity Award Vesting Benefits	N/A	N/A	$ 1,259,237
Total	N/A	N/A	$ 5,493,851
Ms. Indest
Payment under Severance Benefits Agreement	N/A	N/A	$ 1,482,861
Equity Award Vesting Benefits	N/A	N/A	$ 354,629
Total	N/A	N/A	$ 1,837,490

(1)
Pursuant to the Agreements for Messrs Glimcher and Yale, following the termination of employment for Cause or by the respective executive without good reason, payment would consist of the respective executive’s (A) annual base salary through the date of termination, which for Mr. Glimcher would be $825,000 and for Mr. Yale would be $500,000; (B) vacation pay through the date of termination, which for Mr. Glimcher would be $3,173 and for Mr. Yale would be $1,923; and (C) the respective executive’s unreimbursed business expenses as of the date of termination which for Mr. Glimcher would be $8,641 and for Mr. Yale would be $482. Because the termination is for Cause, the payout would not include accrued annual bonus for the fiscal year immediately preceding the fiscal year in which the termination date occurred. There would be no payments or benefits payable to Messrs. Yale or Glimcher under the Benefits Agreements following a for Cause termination or termination without good reason. No acceleration of outstanding vesting of equity awards is available following a termination for Cause or by the executive without good reason. Neither Mr. Drought nor Ms. Indest are entitled to any payments or benefits under their respective Offer Letters, Benefits Agreement, or equity award agreements following a termination for Cause or without good reason.

(2)
Values listed consist of the following for the listed persons under the stated circumstance. For Mr. Glimcher, payments under the: (A) Benefits Agreement are only for the non-renewal of the employment term by the Company resulting in a payment of three times the sum of his annual base salary in effect immediately prior to the effective time of the Merger which was $875,500 and target bonus under the 2015 Plan of $1,657,380; funding of premiums for COBRA benefits for an 18 month period equal to $31,560 (inclusive of a 2% administrative fee); and payment of the Additional Amount equal to $6,247,880; B) Agreement for termination of employment period by either the Company or Mr. Glimcher resulting in payments as described in footnote 1 above; and (C) vesting (pursuant to the Benefits Agreements) of all of Mr. Glimcher’s outstanding restricted stock holdings (648,472) and unvested LTIP Unit holdings (79,849) at December 31, 2015 and valued at $10.61 per share/unit. With respect to Mr. Yale, payments under the: (A) Benefits Agreement are also only for the non-renewal of the employment term by the Company resulting in a payment of three times the sum of his annual base salary in effect immediately prior to the effective time of the Merger which was $500,000 and target bonus under the 2015 Plan of $625,000; funding of premiums for COBRA benefits for an 18 month period equal to $31,560 (inclusive of a 2% administrative fee); and payment of the Additional Amount equal to $2,347,641; (B) Agreement for termination of the employment period by either the Company or Mr. Yale resulting in payments as described in footnote 1 above; and (C) vesting (pursuant to the Benefits Agreements) of all of Mr. Yale’s outstanding restricted stock holdings (149,994) and unvested LTIP Unit holdings (34,221) at December 31, 2015 and valued at $10.61 per share/unit. Because Mr. Drought and Ms. Indest are employees at-will and have no employment term, there would be no payment or benefits received for a lawful termination of Mr. Drought’s or Ms. Indest employment by the Company or either executive.

(3)
Total is for circumstance where respective employment term of Mr. Glimcher and Mr. Yale is terminated by the Company. In the event termination of the employment term is by Mr. Glimcher or Mr. Yale, respectively, then such executive would only receive payments pursuant to the Agreements has detailed in footnote 1 above.

(4)
With respect payments for Messrs. Glimcher and Yale, the basis for any payments or benefits following a termination of employment of either person by the Company for other than Cause or by the respective executive for good reason is reflected in footnote 2 above. With respect to Mr. Drought and Ms Indest, in the event of a termination of employment by the Company for other than Cause or by the executive for good reason, payments and benefits would be authorized by Benefits Agreement as follows: (A) payment to Mr. Drought of three times the sum of his annual base salary in effective immediately prior to the effective time of the Merger which was $412,000 and target bonus under the 2015 Plan of $424,050; funding of premiums for COBRA benefits for an 18 month period equal to $31,560 (inclusive of 2% administrative fee); and payment of the Additional Amount equal to $1,694,904; and (B) payment to Ms. Indest of two times the sum of her annual base salary in effective immediately prior to the effective time of the Merger which was $250,000 and target bonus under the 2015 Plan of $211,832; (C) funding of premiums for COBRA benefits for an 18 month period equal to $1,298 (inclusive of 2% administrative fee); and (D) payment of the Additional Amount equal to $557,899. Additionally, Mr. Drought would be entitled to vesting (pursuant to the Benefits Agreements) of all of Mr. Drought’s outstanding restricted stock holdings (95,870) and unvested LTIP Unit holdings (22,814) at December 31, 2015 and valued at $10.61 per share/unit. Ms. Indest would be entitled to vesting (pursuant to the Benefits Agreements) of all of her outstanding restricted stock holdings (16,314) and unvested LTIP Unit holdings (17,110) at December 31, 2015 and valued at $10.61 per share/unit.

With respect to Messrs. Yale and Glimcher, the Agreements provide that the Accrued Obligations include the respective executive’s accrued annual bonus for the fiscal year immediately preceding the fiscal year in which the termination date occurs if such bonus has not been paid as of the date of termination. However, these amounts were not included in the table above for Messrs. Yale and Glimcher because fiscal year 2014 bonuses were approved by the compensation committee of the Glimcher Board of Trustees and paid as of the December 31, 2015 presumed termination date. With respect to the Performance-Based LTIP Unit Allocations, no payout under the respective Benefits Agreements was disclosed in the tables above because for the current Special Performance Period, actual performance of the Company’s TSR goals for the Common Shares through December 31, 2015 does not result in any grant of LTIP Units under the absolute or relative performance goals for the current Special Performance Period. Furthermore, no Special Performance Period has been completed, so there would be no payout on that basis.
Definitions for Cause and Disability Used Above
“Cause” shall mean: (i) the Glimcher Named Executive’s (the “Executive”) willful failure to perform or substantially perform the Executive’s material duties with the Company; (ii) illegal conduct or gross misconduct by the Executive that is willful and demonstrably and materially injurious to the Company’s business, financial condition or reputation; (iii) a willful and material breach by the Executive of the Executive’s obligations under the Benefits Agreement or the Agreement, including without limitation a material and willful breach of the restrictive covenants and confidentiality provisions set forth in the Agreement; or (iv) the Executive’s conviction of, or entry of a plea of guilty or nolo contendere with respect to, a felony crime or a crime involving moral turpitude, fraud, forgery, embezzlement or similar conduct; provided, however, that the actions in (i) and (iii) above will not be considered Cause unless the Executive has failed to cure such actions within thirty (30) days of receiving written notice specifying, with particularity, the events allegedly giving rise to Cause and, further, provided, that, such actions will not be considered Cause unless the Company provides the Executive with written notice of the events allegedly giving rise to Cause within ninety (90) days of any executive officer of the Company (excluding the Executive, if applicable at the time of such notice) having knowledge of the relevant action. Further, no act or failure to act by the Executive will be deemed “willful” unless done or omitted to be done not in good faith or without reasonable belief that such action or omission was in the Company’s best interests, and any act or omission by the Executive pursuant to authority given pursuant to a resolution duly adopted by the Board or on the advice of counsel for the Company will be deemed made in good faith and in the best interests of the Company.
Additional language in “Cause” definition applicable only to Mr. Glimcher:
The Executive will not be deemed to be discharged for Cause unless and until there is delivered to the Executive a copy of a resolution duly adopted by the affirmative vote of not less than two-thirds of the entire membership of the Board (excluding the Executive), at a meeting called and duly held for such purpose (after reasonable notice to Executive and an opportunity for the Executive and the Executive’s counsel to be heard before the Board), finding in good faith that Executive is guilty of the conduct set forth above and specifying the particulars thereof in detail.
“Disability” shall mean the “permanent and total disability” of the Glimcher Named Executive’s as defined in Section 22(e)(3) of the Code, or any successor provision thereto.

Potential Payments upon Termination or Change in Control for Messrs. Knerr and Ordan
Mr. Knerr
With respect to Mr. Knerr, payments and benefits for any termination of employment or in connection with a change in control are governed by his employment agreement and equity award agreement.
Cash payments payable to Mr. Knerr in the event of a termination of employment or change in control are set forth in his employment agreement. With respect to a termination of Mr. Knerr’s employment, if termination is by the Company other than for “Cause” (defined below) or by Mr. Knerr for “Good Reason” (defined below) (within six months after the Good Reason event), then subject to Mr. Knerr timely executing (and not revoking) a general release of claims against the Company, Mr. Knerr is entitled to receive the following payments and benefits from the Company on the fifth business day after the expiration of the release execution and revocation period:

(i)
if a change in control has not occurred within the 24 months prior to Mr. Knerr’s termination of employment, a lump sum cash payment equal to his annual base salary in effect immediately prior to the date of termination which if the termination occurred on December 31, 2015 the payment would be $495,000; or

(ii)
if a change in control has occurred within 24 months prior to Mr. Knerr’s termination of employment, a lump sum cash payment of $1,361,247 which is the sum of Mr. Knerr’s: (1) annual base salary in effect immediately prior to the date of termination ($495,000) and (2) target annual bonus for the year in which the date of termination occurs ($866,247), and (3) unless otherwise agreed to by Mr. Knerr, the waiver of any service‑based vesting conditions with respect to any outstanding long‑term incentive awards held by Mr. Knerr.

At December 31, 2015, Mr. Knerr held 22,500 unvested inducement LTIP Units which using the closing price of the Common Shares on December 31, 2015 had a value of $238,725. Additionally, pursuant to the terms of Mr. Knerr’s inducement LTIP unit award agreement executed in fiscal year 2014, in the event the Company terminates Mr. Knerr’s employment other than for Cause or Mr. Knerr terminates his employment for Good Reason, in each case in accordance with the terms of his employment agreement (subject to Mr. Knerr executing (and not revoking) a general release of claims against the Company), all remaining unvested inducement LTIP Units will vest. Mr. Knerr’s employment agreement does not provide for any payments or equity acceleration in the event of his disability or death or termination of employment by the Company for cause or by Mr. Knerr without good reason. Lastly pursuant to Mr. Knerr’s inducement LTIP unit award agreement, he is subject to the Covenants. In the event Mr. Knerr’s breaches any of the Covenants then all his unvested and vested inducement LTIP units will be forfeited.
Defined Terms
“Cause” means: (i) Mr. Knerr’s willful failure to perform or substantially perform his duties with the Company; (ii) illegal conduct or gross misconduct by Mr. Knerr that is willful and demonstrably and materially injurious to the Company’s business, financial condition or reputation; (iii) Mr. Knerr’s indictment for, or entry of a plea of guilty or nolo contendere with respect to, a felony crime or a crime involving moral turpitude, fraud, forgery, embezzlement or similar conduct; or (iv) Mr. Knerr’s willful and material breach of any noncompetition or nonsolicitation restrictive covenants or confidentiality provisions set forth in any written agreement with the Company; provided, however, that an action in (i) or (iv) above will not be considered Cause unless Mr. Knerr has failed to cure such action (to the sole satisfaction of the Company) within thirty (30) days after receiving written notice from the Company specifying with particularity the events allegedly giving rise to Cause.
“Good Reason” means the occurrence of any one of the following events without the prior written consent of Mr. Knerr: (i) a material diminution of Mr. Knerr’s base pay, duties, responsibilities, authorities, powers or functions as of the Effective Date; (ii) a relocation that would result in Mr. Knerr’s principal location of employment being moved fifty (50) miles or more away from his or her principal location as of the Effective Date and, as a result, the Executive’s commute increasing by fifty (50) miles or more; or (iii) the failure of the Company to obtain a satisfactory agreement from any successor to the Company to assume and perform the obligations of the Company hereunder as contemplated by Section 4.8 of Mr. Knerr’s employment agreement; provided, however, that an action described in (i) through (iii) above will not be considered Good Reason unless the Mr. Knerr has given the Company written notice thereof within sixty (60) days after its occurrence, specifying with particularity the action that gives rise to Good Reason, and the Company has failed to remedy such action within sixty (60) days after receiving such notice.

Mr. Ordan
On May 31, 2015, WPG entered into the Consulting Agreement with Mr. Ordan, which provides that, as of January 1, 2016 (the "Transition Date"), Mr. Ordan will (i) cease to be an employee of WPG and Executive Chairman of the Board and will instead serve as the non-executive Chairman of the Board, and (ii) provide consulting services to the Board and the Company’s Chief Executive Officer through May 28, 2017 (the “Consulting Period”) unless his services are earlier terminated in accordance with the Consulting Agreement.
From the Transition Date, the Consulting Agreement supersedes Mr. Ordan's employment agreement, subject to certain limited exceptions set forth in the Consulting Agreement. The Consulting Agreement's effectiveness was contingent on Mr. Ordan remaining employed with WPG through December 31, 2015. If Mr. Ordan's employment with WPG was terminated for any reason prior to January 1, 2016, the Consulting Agreement would have been null and void and the terms of his employment agreement would have controlled. Given that Mr. Ordan was not terminated prior to December 31, 2015 and the Consulting Agreement as well as the terms of any effective equity award agreements are the relevant documents now in force, the disclosure in this section as it pertains to potential payments to Mr. Ordan following the termination of services or a change in control will deal solely with the applicable terms and conditions in the Consulting Agreement and any effective equity award agreements as those are the documents that control in the event of an actual termination of Mr. Ordan’s services or a change in control. Additionally, for purposes of disclosure relating only to Mr. Ordan, we assume the triggering event occurred on January 1, 2016, but will continue to use $10.61 for the last closing market price for the Common Shares as that price was the most recently available price on January 1, 2016.
During the term of the Consulting Agreement, Mr. Ordan receives the following compensation: (i) an annualized cash consulting fee of $350,000 (payable in equal monthly installments) (the "Consulting Fee"), (ii) while he is a member of the Board, an annual retainer (pro-rated for the period from the Transition Date through May 28, 2016) in the same amount and in the same form as other non-employee independent members of the Board, and (iii) while he is non-executive Chairman of the Board, an additional annual cash retainer of $100,000 (pro-rated for the period from the Transition Date through May 28, 2016) in respect of his services as non-executive Chairman of the Board, paid at the same time as the annual retainer.
The Consulting Agreement also provides that Mr. Ordan is entitled to: (i) an annual cash bonus in respect of the Company’s 2015 fiscal year based on actual performance, (ii) on December 31, 2015, full vesting of any then unvested inducement LTIP units; provided that such inducement LTIP units will be convertible into units of WPG L.P., and such units exchangeable into Common Shares or cash, on the later of (1) the satisfaction of any conditions to exchange or conversion contained in WPG L.P.'s limited partnership agreement and the applicable certificate of designation and (2) the first to occur of (A) Mr. Ordan ceasing to serve as a member of the Board for any reason, (B) May 28, 2017, or (C) immediately prior to a change in control (as defined in the employment agreement), and (iii) the ability to earn an annual LTIP award in respect of fiscal year 2015, subject to achievement of applicable performance targets, with any such annual LTIP award to be fully vested on the date of grant. The Consulting Agreement provides that, other than as described above, all equity awards held by Mr. Ordan as of the Transition Date which are then unvested shall be forfeited, and any right Mr. Ordan had under his employment agreement to receive grants of equity awards on or following the date of the Consulting Agreement shall be forfeited.
The Consulting Period may be terminated by Ordan or WPG at any time and for any reason (or no reason) by providing the other party with not less than 30 days advance written notice of such termination. Additionally, the Consulting Period will terminate immediately upon Ordan accepting full-time employment with another employer.
Except as further explained below, upon the termination of the Consulting Period, Mr. Ordan shall cease receiving the Consulting Fee, and shall only be entitled to any accrued but unpaid portion of the Consulting Fee through the date of the termination of the Consulting Period plus any incurred but unpaid business expenses that are properly submitted under WPG’s expense reimbursement policy (the “Accrued Amounts”). If the Consulting Agreement is terminated in this manner, other than the Accrued Amounts, WPG shall have no further liability to Ordan in his capacity as a consultant to WPG. The termination of the Consulting Period shall have no impact on Ordan’s continued position on the Board.
Notwithstanding anything discussed above to the contrary, in the event that the Consulting Period is terminated by WPG other than for “Cause” (as defined below) or by Ordan for “Good Reason” (as defined below), the Company shall pay to Ordan (i) the Accrued Amounts and (ii) within ten (10) business days following such termination, any portion of the Consulting Fee that would have been payable through May 28, 2017 had such termination not occurred, and which remains unpaid as of the date of such termination (with no duty of mitigation and no offset for other earnings). If the Consulting Agreement is terminated in this manner, other than the payment described in the preceding sentence and the Accrued Amounts, WPG shall have no further liability to Ordan in his capacity as a consultant to WPG.

For purposes of this section regarding Mr. Ordan, “Cause” means, (i) Mr. Ordan’s willful failure to perform or substantially perform the services under the Consulting Agreement; (ii) illegal conduct or gross misconduct by Ordan in the performance of the such services that is willful and demonstrably and materially injurious to WPG’s business, financial condition or reputation; (iii) a willful and material breach by Ordan of his obligations under the Consulting Agreement or the release attached thereto (including for the avoidance of doubt any provisions of the Mr. Ordan’s employment agreement surviving) or that certain letter from Ordan to WPG dated the same date as the Consultant Agreement; (iv) Mr. Ordan’s conviction of, or entry of a plea of guilty or nolo contendere with respect to, a felony crime or a crime involving moral turpitude, fraud, forgery, embezzlement or similar conduct; provided, however, that the actions in (i) and (iii) above will not be considered Cause unless Ordan has failed to cure such actions within thirty (30) days of receiving written notice from the Board specifying, with particularity, the events allegedly giving rise to Cause and further provided that such actions will not be considered Cause unless the Board provides written notice within ninety (90) days of any member of the Board’s (excluding Ordan if applicable at the time of such notice) having knowledge of the relevant action. Further, no act or failure to act by Ordan will be deemed “willful” unless done or omitted to be done not in good faith or without reasonable belief that such action or omission was in WPG’s best interests, and any act or omission by Ordan pursuant to authority given pursuant to a resolution duly adopted by the Board or on the advice of counsel for WPG will be deemed made in good faith and in the best interests of WPG. The Consulting Period will not be deemed to have been terminated by WPG for Cause unless and until there is delivered to Ordan a copy of a resolution duly adopted by the affirmative vote of not less than two thirds (2/3) of the entire membership of the Board (excluding Ordan, if he is then a member of the Board), at a meeting called and duly held for such purpose (after reasonable notice to Consultant and an opportunity for Ordan and Ordan’s counsel to be heard before the Board), finding in good faith that Ordan has engaged in the conduct set forth above and specifying the particulars thereof in detail.
WPG; provided, however, that any such breach will not be considered Good Reason unless Ordan shall provide notice of such breach to WPG in writing within sixty 60 days of Ordan’s knowledge of such breach, and WPG has failed to cure such breach within thirty (30) days of receiving such written notice. Unless Ordan gives WPG written notice of any such breach within 120 days of the initial existence of such breach which, after any applicable notice and the lapse of any applicable 30-day grace period, would constitute Good Reason, such breach will cease to be an event constituting Good Reason.
Payments Made to Messrs. Richards and Gaffney and Ms. Tehrani Upon Termination of Employment
We entered into an employment agreement with Mr. Richards, dated as of June 3, 2014, as amended (the “Richards Agreement”) which was generally in the same form as the employment agreement with Mr. Knerr. On January 15, 2016 (the “Separation Date”), Mr. Richards’ employment with our company as Executive Vice President, Chief Administrative Officer was terminated thereby terminating his employment agreement.
Mr. Richard’s termination was deemed to be a termination other than for “cause” under the Richards Agreement, entitling him to receive certain payments under the Richards Agreement upon our receipt of a general release of claims. Following our receipt of such release on and the expiration of the revocation period, Mr. Richards received: (i) a lump sum cash payment equal to $2,250,000 which equaled the sum of two times Mr. Richards’: (1) annual base salary in effect immediately prior to the Separation Date which was $450,000 and (2) target annual cash bonus under the 2015 Plan which was $675,000 and (ii) upon expiration of the relevant waiting period, accelerated vesting of 22,500 unvested LTIP Units (the “Units”) held by Mr. Richards. In the general release Mr. Richards executed in connection with the termination of his employment, Mr. Richards forfeited any right to receive any payout of performance-based LTIP Units allocated to Mr. Richards pursuant to the award agreement for the Units.
With respect to Mr. Gaffney, the employment agreement between Mr. Gaffney and the Company terminated on December 31, 2015 when Mr. Gaffney’s employment as the Company’s Executive Vice President, Head of Capital Markets was terminated without “cause” (as defined in the employment agreement by and among the Company and Mr. Gaffney, dated as of June 3, 2014). Similar to the Richards Agreement, Mr. Gaffney’s employment agreement entitled him to receive a severance payment following a termination other than for cause subject to the Company receiving a general release of claims from Mr. Gaffney. Following our receipt of such release on and the expiration of the revocation period, Mr. Gaffney received: a lump sum cash payment equal to $350,000 which equaled Mr. Gaffney’s annual base salary in effect on the date immediately preceding the date of his termination. Additionally, pursuant to the terms of his equity award agreement for his unvested and outstanding LTIP Unit holdings, the vesting of the 11,250 unvested LTIP Units held by Mr. Gaffney was accelerated.

In connection with his termination, Mr. Gaffney entered into a Transition and Consulting Agreement (the “Gaffney Agreement”), effective as of January 1, 2016 (the “Effective Date”), pursuant to which Mr. Gaffney is to provide consulting and advisory services to the Company with respect to matters within the scope of his knowledge and expertise for a term of one month commencing on January 1, 2016; provided, that, on the last day of such one-month period, and on the last day of each subsequent one-month period, the term shall automatically extend for one additional month unless and until terminated by the Company or Mr. Gaffney for any reason (or no reason) by providing the other party with not less than ten (10) days advance written notice of such termination, except in the case of a termination for “cause” (as such term is defined in the Gaffney Agreement), which would be effective immediately (the “Gaffney Consulting Period”). Under the Gaffney Agreement, Mr. Gaffney shall receive a monthly consulting fee of $43,750 payable on or around the 15th day of each month during the Gaffney Consulting Period. In the event that the Gaffney Consulting Period is terminated for cause, Mr. Gaffney will be required to repay a prorated portion of the Consulting Fee based on the number of days remaining in the Gaffney Consulting Period as of the date of such termination. The Company terminated the Consulting Agreement without cause effective March 31, 2016.
For Ms. Tehrani, her employment also terminated at the close of business on December 31, 2015. Her severance arrangement is similar to Mr. Gaffney and Mr. Richards in that under her employment agreement she was entitled to a severance payment following a termination by the Company not for cause and after execution of general release of claims. Additionally, her equity award agreement provided for the acceleration of the vesting of any outstanding and unvested LTIP Units she held. Following WPG’s receipt of the release subsequent expiration of the release revocation period, Ms. Tehrani received a lump sum cash payment equal to $375,000 which equaled Ms. Tehrani’s annual base salary in effect on the date immediately preceding the date of her termination and, upon expiration of the relevant waiting period, the vesting accelerated for the 15,000 unvested LTIP Units she held.
Compensation Committee Interlocks and Insider Participation
The Compensation Committee currently consists of Messrs. Louis G. Conforti, Robert J. Laikin, Niles C. Overly, and Ms. Jacquelyn R. Soffer. Following the consummation of the Merger on the Merger Closing Date, Mr. Overly was appointed to the Compensation Committee. The aforementioned persons were the only individuals who were members of the Compensation Committee during fiscal year 2015. The Board has appointed the Compensation Committee (or a duly authorized subcommittee thereof) to serve as the administrator of the Company’s compensation and equity-based plans. The Compensation Committee is the administrator for the WGPLP Plan, Glimcher Realty Trust Amended and Restated 2004 Incentive Compensation Plan (the “2004 GRT Plan”), and the Glimcher Realty Trust 2012 Incentive Compensation Plan (the “2012 GRT Plan”). The Company assumed the 2004 GRT Plan and 2012 GRT Plan in connection with the Merger, but all equity awards issued by the Company during 2015 were from the WPGLP Plan.
As the administrator, the Compensation Committee determines the number of options and other awards granted to the directors and employees of the Company under the WPGLP Plan and, the 2004 GRT Plan and 2012 GRT Plan, to the extent that outstanding awards from those plans, are modified or adjusted. None of the current members of the Compensation Committee are or were ever officers and/or employees of the Company or any of its subsidiaries. During the fiscal year ended December 31, 2015, no member of our Compensation Committee had any relationship with the Company requiring disclosure under Item 404 of Regulation S-K. None of our Senior Executives serve on a board of directors or compensation committee of a company that has an executive officer serving on the Board or Compensation Committee.
Compensation Committee Report
The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis section with management. Based upon this review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in the Proxy Statement.
The Compensation Committee has furnished the foregoing report.

March 18, 2016	Niles C. Overly, Chairperson	Lois Conforti
	Robert J. Laikin	Jacquelyn R. Soffer

COMPENSATION RISK ASSESSMENT
In addition to the risk oversight responsibilities of the Board and Audit Committee, the Compensation Committee conducts, in accordance with applicable SEC rules, an annual risk assessment of the Company’s compensation plans, policies, programs, and practices to determine whether such plans, policies, programs, and practices create risks that are reasonably likely to have a material adverse effect on the Company. The review conducted by the Compensation Committee focused on a number of aspects relating to our compensation program, but primarily on whether any compensation related risks have developed inherently or otherwise in connection with the merger integration or if any compensation incentives have been adopted that encourage high risk behavior at the expense or detriment of long-term Company value and which are reasonably likely to create a material adverse effect. Based on this assessment, the Compensation Committee concluded that the Company’s compensation plans, policies, programs, and practices do not create risks that are reasonably likely to have a material adverse effect on the Company.
As part of its assessment, the Compensation Committee evaluated the Company’s compensation plans and programs, including the plans and policies relating to the Company’s salaried compensation, cash incentive plans, and long-term equity incentive awards, to determine their propensity to cause undue risk taking by employees, including the Company’s Senior Executives, relative to the level of risk associated with the Company’s business model and operations. At December 31, 2015, our company, on a consolidated basis, had approximately 580 employees, of which approximately 130 were part‑time. These employees were generally paid in accordance with Glimcher pay practices as we continue to complete the Merger integration. With regard to executive compensation in 2015, the emphasis is on long‑term performance in addition to traditional salaried and cash incentive compensation. Furthermore, the Company incorporates a number of design features to mitigate undue risk in its compensation programs including, limits on both annual and long-term incentive plan payouts, the use of multiple performance metrics to measure individual and corporate performance, stock ownership guidelines, and equity compensation that encourages a long-term perspective on performance. The Company has a clawback policy applicable to performance‑based compensation as well as internal controls and financial transparency that limit the degree of financial risk that can be undertaken without scrutiny. The Compensation Committee completed its annual assessment in late 2015 as part of its obligation to oversee the Company’s compensation risk assessment process and made the findings summarized above available to the full Board.
COMPENSATION OF OUR DIRECTORS
Director Compensation
On May 21, 2015, our Board, upon the recommendation of both our Governance and Nominating Committee and our Compensation Committee, approved annual compensation for the period from May 28, 2015 to May 28, 2016 (the “Governance Year”) for each of the independent members of our Board, which then included Messrs. Conforti, Overly, Laikin and White and Ms. Soffer. Each independent director’s annual compensation totaled $200,000 based on a combination of cash and restricted stock units (“RSUs”) awarded from the WPGLP Plan The compensation structure for the Board’s independent directors for the Governance Year was exactly the same as the compensation structure for the comparable period during 2014 and 2015. The annual compensation for the Governance Year is allocated as follows: (a) 60% in RSUs, equal to $120,000, and (b) 40% in cash compensation, equal to $80,000. Payment of the cash portion is made in quarterly installments. Cash compensation for Mr. Niles C. Overly, who began serving on the Board on the Merger Closing Date, was pro-rated for the quarterly period during which his Board service commenced.
In connection with the RSU awards, we entered into an RSU award agreement with each independent director, pursuant to which each independent director was granted 8,403 RSUs, which number of RSUs was determined by dividing $120,000 by $14.28, the closing price of the Common Shares on May 21, 2015. Each RSU represents a contingent right to receive one Common Share, and each independent director’s RSUs will vest on May 28, 2016, subject to such director’s continued membership on the Board. In the event the independent director leaves the Board, he or she will receive one Common Share for each vested RSU. Additionally, pursuant to their applicable RSU awards agreements, while the award is outstanding, each independent director is also paid Common Share dividend equivalent payments in connection with our quarterly dividend payments for the Common Shares, in cash, equal to regular cash dividends paid on Common Shares, regardless of whether the RSUs have vested. The value of dividend equivalent payments is factored into the grant date fair value reported in the table below and computed in accordance with FASB ASC Topic 718.

The following table, accompanying footnotes, and narrative discussion below set forth certain information with respect to the cash and other compensation paid or accrued by the Company for services rendered by the persons serving on the Board during the fiscal year ended December 31, 2015. All values stated are rounded to the nearest dollar.
DIRECTOR COMPENSATION TABLE FOR
THE YEAR 2015(1)

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards(2) ($) (c)	All Other Compensation(3) ($) (d)	Total(4) ($) (f)
Louis G. Conforti	$80,000	$119,995	$0	$199,995
Robert J. Laikin	$80,000	$119,995	$0	$199,995
Niles C. Overly	$69,600	$164,389	$0	$233,989
Jacquelyn R. Soffer	$80,000	$119,995	$0	$199,995
Marvin L. White	$80,000	$119,995	$0	$199,995

1.
Messrs. Michael P. Glimcher, Mark Ordan, David Simon, and Richard S. Sokolov, who were directors on the Board during all or a portion of fiscal year 2015, are not included in this table because they did not receive any compensation for their service as a director. The compensation received by Messrs. Ordan and Glimcher for their respective service during 2015 as our Chief Executive Officer and Mr. Ordan’s later service as our Executive Chairman is set forth in the Summary Compensation Table. Mr. Simon’s term ended following the 2015 Meeting and Mr. Sokolov resigned from the Board on February 24, 2016.

2.
Represents the grant date fair value computed in accordance with FASB ASC Topic 718 of the RSUs granted to the listed directors during 2015. For a description of the assumptions used in computing the aggregate grant date fair values of these awards, refer to Part IV of the Original Filing in Item 15 entitled “Exhibits and Financial Statement Schedules” in note 9 of the notes to consolidated financial statements. Except for Mr. Overly, each of the named directors held 14,783 RSUs at December 31, 2015. Mr. Overly received two grants of RSUs in 2015; one grant of 2,532 RSUs following his election to the Board after the Merger Closing Date and the other during the annual grants to directors in May. Mr. Overly owned 10,935 RSUs and 6,582 WP Glimcher Converted Options at December 31, 2015. The aggregate WP Glimcher Converted Options and WP Glimcher Converted Restricted Share Award held by Mr. Michael P. Glimcher at the end of fiscal year 2015 is reported in the footnotes to the table entitled “Outstanding Equity Awards at Fiscal Year-End 2015. The stock option awards held by Mr. Overly at December 31, 2015 are a byproduct of the conversion of his GRT stock options at the Merger Closing Date into WP Glimcher Converted Options using the Equity Award Exchange Ratio.

3.
The total value of all perquisites and other personal benefits received by the respective named director during the fiscal year ended December 31, 2015 was less than $10,000, and therefore is not included in this table.

4.	For each respective named director, the amount listed represents the aggregate total of the amounts listed in columns (b) through (d).

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The tables and accompanying footnotes set forth below under the heading “Security Ownership of Certain Beneficial Owners & Management” provide the beneficial ownership information for each incumbent director, the Named Executives, and all directors and Senior Executives as a group of WPG’s Common Shares and other equity securities as well as all other persons or entities known by the Company to be beneficial owners of more than five percent of WPG’s outstanding Common Shares and such other classes of equity securities of WPG as of April 27, 2016, except as otherwise noted. All partial Common Shares and units have been rounded up to the next whole Common Share or unit. The table under the heading “Equity Compensation Plan Information” discloses information about Common Shares issued or available to be issued pursuant to our equity compensation plans as of December 31, 2015.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS & MANAGEMENT
COMMON STOCK OWNERSHIP

Name of Beneficial Owner (1)	Amount Beneficially Owned(2), (3)	Percent Of Class
Michael P. Glimcher	1,059,000(6)	(5)
Mark E. Yale	228,469(7)	(5)
Keric M. “Butch” Knerr	6,823(8)	(5)
Thomas J. Drought, Jr.	137,343(9)	(5)
Melissa A. Indest	45,815(10)	(5)
Mark S. Ordan	55,332(11)	(5)
C. Marc Richards	0(12)	(5)
Farinaz S. Tehrani	0(12)	(5)
Michael Gaffney	0(12)	(5)
Louis G. Conforti	14,783(13)	(5)
Richard J. Laikin	54,783(14)	(5)
Niles C. Overly	53,298(15)	(5)
Jacquelyn R. Soffer	114,783(16)	(5)
Marvin L. White	19,783(17)	(5)
BlackRock, Inc	19,596,905(18)	10.58%(4)
The Vanguard Group	26,317,396(19)	14.20%(4)
Vanguard Specialized Funds – Vanguard REIT Index Fund	13,354,262(20)	7.21%(4)
All directors and executive officers as a group (11 persons(21))	1,652,869	(5)

7.5% SERIES H PREFERRED STOCK OWNERSHIP
Name of Beneficial Owner(1)	Amount Beneficially Owned(2), (3)	Percent Of Class
Heitman Real Estate Securities LLC	502,408(22)	12.56%(4)
6.875% SERIES I PREFERRED STOCK OWNERSHIP
Name of Beneficial Owner(1)	Amount Beneficially Owned(2), (3)	Percent Of Class
Heitman Real Estate Securities LLC	507,999(23)	13.37%(4)

(1)	Unless otherwise indicated in the footnotes below, the address for each beneficial owner listed is 180 East Broad Street, Columbus, Ohio 43215.

(2)
Certain directors and Senior Executives of the Company own O.P. Units which may (at the holder's election) be redeemed at any time for, at the sole option of WPG L.P., cash (at a price equal to the fair market value of an equal number of Common Shares), Common Shares on a one-for-one basis, or any combination of cash and Common Shares (issued at fair market value on a one-for-one basis).

(3)
Unless otherwise indicated, the listed beneficial owner has sole voting and investment power with respect to the Common Shares, 7.5% Series H Cumulative Redeemable Preferred Shares of Beneficial Interest (“Series H Preferred Stock”) and the 6.875% Series I Cumulative Redeemable Preferred Shares of Beneficial Interest (“Series I Preferred Stock”), as applicable.

(4)
For the entity or group listed, the Percent of Class was computed based on 185,310,857 Common Shares outstanding as April 27, 2016 and, in the case of all directors and executive officers as a group, the number of Common Shares issuable upon the exercise of options and the redemption of O.P. Units or LTIP Units held by all such members of such group. Common Shares issuable upon exercise of stock options, RSU holdings and LTIP Units are included only to the extent the related stock options, RSUs, and LTIP Units are exercisable or convertible into Common Shares within sixty (60) days following April 27, 2016. With respect to WPG's preferred stock, the Percent of Class for the Series I Preferred Stock is based on 3,800,000 shares outstanding as of April 27, 2016 and for the Series H Preferred Stock, the Percent of Class is based on 4,000,000 shares outstanding as of April 27, 2016.

(5)	As applicable and as April 27, 2016, the percentage ownership of the listed person does not exceed one percent (1%) WPG's outstanding Common Shares.

(6)
Includes 775,017 Common Shares held directly by Mr. Glimcher, 99 Common Shares held directly by Mr. Glimcher’s spouse, and 31,976 Common Shares held in two trusts for the benefit of Mr. Glimcher’s nieces and nephews over which Mr. Glimcher serves as trustee. Also includes 193,110 O.P. Units held directly by Mr. Glimcher and 58,798 fully vested WP Glimcher Converted Options. Of Mr. Glimcher’s 775,017 Common Shares, 648,472 are WP Glimcher Converted Restricted Share Awards that have transfer restrictions that lapse at various dates in the future. Excluded from the total are: (i) 19,962 vested LTIP Units which may be converted (at Mr. Glimcher’s option) into a corresponding number of O.P. Units on a one-for-one basis subject to the terms and conditions of the applicable certificate of designation that relates to the units, (ii) 154,414 unvested LTIP Units, and (iii) 119,772 Performance-Based LTIP Allocations. None of Mr. Glimcher’s holdings are pledged as collateral or security.

(7)
Includes 208,870 Common Shares held directly by Mr. Yale and 19,599 fully vested WP Glimcher Converted Options. Of Mr. Yale’s 208,870 Common Shares, 149,994 are WP Glimcher Converted Restricted Share Awards that have transfer restrictions that lapse at various dates in the future. Excluded from the total are: (i) 8,555 vested LTIP Units which may be converted (at Mr. Yale’s option) into a corresponding number of O.P. Units on a one-for-one basis subject to the terms and conditions of the applicable certificate of designation that relates to the units, (ii) 44,677 unvested LTIP Units, and (iii) 51,330 Performance-Based LTIP Allocations. None of Mr. Yale’s holdings are pledged as collateral or security.

(8)
Includes 6,823 unrestricted Common Shares held directly by Mr. Knerr. Excluded from the total are: (i) 7,500 vested LTIP Units which may be converted (at Mr. Knerr’s option) into a corresponding number of O.P. Units on a one-for-one basis subject to the terms and conditions of the applicable certificate of designation that relates to the units, (ii) 41,321 unvested LTIP Units, and (iii) 30,000 performance-based LTIP Unit allocations awarded to Mr. Knerr in 2014. None of Mr. Knerr’s holdings are pledged as collateral or security.

(9)
Includes 126,369 Common Shares held directly by Mr. Drought and 10,974 fully vested WP Glimcher Converted Options. Of Mr. Drought’s 126,369 Common Shares, 95,870 are WP Glimcher Converted Restricted Share Awards that have transfer restrictions that lapse at various dates in the future. Excluded from the total are: (i) 5,704 vested LTIP Units which may be converted (at Mr. Drought’s option) into a corresponding number of O.P. Units on a one-for-one basis subject to the terms and conditions of the applicable certificate of designation that relates to the units, (ii) 33,234 unvested LTIP Units, and (iii) 34,221 Performance-Based LTIP Allocations. None of Mr. Drought’s holdings are pledged as collateral or security.

(10)
Includes 31,445 Common Shares held directly by Ms. Indest and 14,370 fully vested WP Glimcher Converted Options. Of Ms. Indest’s 31,445 Common Shares, 16,314 are WP Glimcher Converted Restricted Share Awards that have transfer restrictions that lapse at various dates in the future. Excluded from the total are: (i) 4,278 vested LTIP Units which may be converted (at Ms. Indest’s option) into a corresponding number of O.P. Units on a one-for-one basis subject to the terms and conditions of the applicable certificate of designation that relates to the units, (ii) 20,886 unvested LTIP Units, and (iii) 25,665 Performance-Based LTIP Allocations. None of Ms. Indest’s holdings are pledged as collateral or security.

(11)
Includes 45,000 unrestricted Common Shares held directly by Mr. Ordan, 5,000 Common Shares held in a trust for the benefit of Mr. Ordan’s child, and 5,332 unvested RSUs Mr. Ordan received in January 2016 as a portion of his compensation for serving on the Board. RSUs represent a contingent right to receive one Common Share. Upon Mr. Ordan leaving the Board, he will receive one Common Share for each vested RSU that he holds. Excluded from the total are: (i) 94,106 vested LTIP Units which may be converted (at Mr. Ordan’s option) into a corresponding number of O.P. Units on a one-for-one basis subject to the terms and conditions of the applicable certificate of designation that relates to the units and (ii) 153,610 vested LTIP Units held by Mr. Ordan that are not eligible to be converted into O.P. Units until the later of: (a) the satisfaction of any conditions to exchange or conversion contained in the WPG L.P. partnership agreement and certificate of designation and (b) the first to occur of (I) Mr. Ordan ceasing to serve as a member of the Board for any reason, (II) May 28, 2017, or (III) immediately prior to a change in control (as defined in Mr. Ordan’s now terminated employment agreement). None of Mr. Ordan’s holdings are pledged as collateral or security.

(12)
Excludes vested LTIP Units the named individual holds which may be converted into a corresponding number of O.P. Units on a one-for-one basis (at such person’s option), subject to the terms and conditions of the applicable certificate of designation(s). For Mr. Richards, 30,000 vested LTIP Units are excluded and for Ms. Tehrani and Mr. Gaffney, 15,000 vested LTIP Units for each are excluded.

(13)
Reflects Mr. Conforti’s holdings of 14,783 RSUs of which 6,380 RSUs are vested and 8,403 RSUs will vest within 60 days of April 27, 2016. RSUs represent a contingent right to receive one Common Share. Upon Mr. Conforti leaving the Board, he will receive one Common Share for each vested RSU that he holds.

(14)
Includes 40,000 Common Shares held directly by Mr. Laikin as well as 14,783 RSUs of which 6,380 RSUs are vested and 8,403 RSUs will vest within 60 days of April 27, 2016. RSUs represent a contingent right to receive one Common Share. Upon Mr. Laikin leaving the Board, he will receive one Common Share for each vested RSU that he holds.

(15)
Includes 35,781 Common Shares held directly by Mr. Overly, 6,582 fully vested WP Glimcher Converted Options as well as 10,935 RSUs of which 2,532 RSUs are vested and 8,403 RSUs will vest within 60 days of April 27, 2016. RSUs represent a contingent right to receive one Common Share. Upon Mr. Overly leaving the Board, he will receive one Common Share for each vested RSU that he holds.

(16)
Includes 100,000 Common Shares held directly by Ms. Soffer as well as 14,783 RSUs of which 6,380 RSUs are vested and 8,403 RSUs will vest within 60 days of April 27, 2016. RSUs represent a contingent right to receive one Common Share. Upon Ms. Soffer leaving the Board, she will receive one Common Share for each vested RSU that she holds.

(17)
Includes 5,000 Common Shares held directly by Mr. White as well as 14,783 RSUs of which 6,380 RSUs are vested and 8,403 RSUs will vest within 60 days of April 27, 2016. RSUs represent a contingent right to receive one Common Share. Upon Mr. White leaving the Board, he will receive one Common Share for each vested RSU that he holds.

(18)
Based solely upon information contained in a Schedule 13G/A filed with the SEC on January 8, 2016 in which BlackRock, Inc. ("Blackrock") reported that it held sole power to vote 17,764,481 of the Common Shares reported in the table above and owned beneficially and had sole power to dispose of all of the Common Shares reported in the table above. The address of BlackRock reported in the Schedule 13G/A is 55 East 52nd Street, New York, NY 10022.

(19)
Based solely upon information contained in a Schedule 13G/A filed with the SEC on February 11, 2016 in which The Vanguard Group, Inc. (“Vanguard”) reported that it had sole dispositive power of 26,029,989 of the Common Shares reported in the table above, shared dispositive power of 287,407 of the Common Shares reported in the table above, sole voting power over 410,869 of the Common Shares reported in the table above, and shared voting power over 150,199 of the Common Shares reported in the table above. The address of Vanguard reported in the Schedule 13G/A is 7315 Wisconsin Avenue, Bethesda, Maryland 20814.

(20)
Based solely upon information contained in a Schedule 13G/A filed with the SEC on February 9, 2016 in which Vanguard Specialized Funds – Vanguard REIT Index Fund (“Vanguard REIT”) reported that it has sole voting power over all of the Common Shares reported in the table above. The address of Vanguard REIT reported in the Schedule 13G/A is 7315 Wisconsin Avenue, Bethesda, Maryland 20814.

(21)	Comprised of Senior Executives and incumbent directors.

(22)
Based solely on a Schedule 13G/A filed with the SEC on February 12, 2016 by Heitman Real Estate Securities LLC (“Heitman”) in which it reported sole voting and dispositive power as to the Series H Preferred Stock. Heitman reported that it beneficially owned the shares reported above. The address of Heitman is 191 N. Wacker Drive, Suite 2500, Chicago, Illinois 60606.

(23)
Based solely on a Schedule 13G/A filed with the SEC on February 12, 2016 by Heitman in which it reported sole voting and dispositive power as to the Series I Preferred Stock reported above. Heitman reported that it beneficially owned the shares reported above. The address of Heitman is 191 N. Wacker Drive, Suite 2500, Chicago, Illinois 60606.

EQUITY COMPENSATION PLAN INFORMATION
Information about our existing equity compensation plan as of December 31, 2015 is as follows:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted‑average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,443,028(1)	$16.38(2)	6,556,972

Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	3,443,028(1)	$16.38(2)	6,556,972

(1)
Consists of a total of 486,825 inducement LTIP Units, up to a total of 755,835 performance‑based LTIP Units (at maximum), a total of 128,223 RSUs, a total of 926,964 restricted Common Shares, and a total of 1,145,181 stock options awarded or authorized to be awarded under the WPGLP Plan as of December 31, 2015.

(2)	The weighted-average exercise price is only applicable to outstanding stock options.

Item 13.    Certain Relationships and Related Transactions and Director Independence
Certain Relationships & Related Party Transactions
Related Party Transactions with Simon
Agreements Relating to Our Separation from Simon
In connection with our separation from Simon, we and Simon entered into a separation agreement and entered into other agreements to effectuate our separation, provide a framework for our relationship with Simon after the separation and provide for the allocation between us and Simon of Simon’s assets, liabilities and obligations (including its investments, property and employee benefits and tax‑related assets and liabilities) attributable to periods prior to, at and after our separation from Simon, such as property management agreements, a transition services agreement, a tax matters agreement and an employee matters agreement. These agreements were approved on May 6, 2014 by our then current Board. During 2015, Messrs. David S. Simon, the current Chairman and Chief Executive Officer of Simon, and Richard S. Sokolov, the current President and Chief Operating Officer of Simon, served on the WPG Board as directors.
The Separation Agreement
The separation agreement sets forth, among other things, our agreements with Simon regarding the principal transactions that were necessary to separate us from Simon, including, among other things, the transfer of assets, the assumption of liabilities and the distribution of WPG’s Common Shares. It also sets forth other agreements that govern certain aspects of our relationship with Simon following the separation. Except as expressly set forth in the separation agreement or in any ancillary agreement, we were responsible for all costs and expenses incurred prior to the distribution date in connection with the separation, including costs and expenses relating to legal and tax counsel, financial advisors and accounting advisory work related to the separation. We incurred no expenses or fees under the separation agreement for the fiscal year ended December 31, 2015.
Property Management Agreements
In connection with the separation, we entered into property management agreements with one or more subsidiaries of Simon, pursuant to which those subsidiaries agreed to provide certain services to us under the direction of our executive management team. In addition, certain property management agreements that were in effect with respect to services provided by Simon in respect of certain mall properties continue in effect after the separation.

Pursuant to the terms of the property management agreements, during the fiscal year ended December 31, 2015, Simon managed, leased, maintained and operated our mall properties that were transferred to us from Simon in the separation. Simon was responsible for negotiating new and renewal leases with tenants, marketing these malls through advertisements and other promotional activities, billing and collecting rent and other charges from tenants, making repairs in accordance with budgets approved by us and maintenance and payment of any taxes or fees. In exchange, we paid during the fiscal year ended December 31, 2015 an annual fixed rate property management fee to Simon in amounts ranging from 2.5% to 4% of base minimum and percentage rents. We also reimburse Simon for certain costs and expenses, including the cost of on‑site employees. In addition, Simon is also paid separate fees for its leasing, re‑leasing and development services relating to our malls that were transferred to us from Simon in the separation. For fiscal year ended December 31, 2015, we paid or will pay Simon approximately $32.7 million under these property management agreements, including approximately $16.6 million for reimbursed costs and expenses.
Property Development Agreement
In connection with the separation, we have entered into a property development agreement with Simon’s management services subsidiary pursuant to which it will plan, organize, coordinate and administer further development of approximately 13 of our mall properties, redevelop portions thereof, make improvements and perform other development work. In exchange, we will pay fees to Simon to cover pre‑development and development costs and expenses as determined on a project‑by‑project basis. For fiscal year ended December 31, 2015, we paid or will pay Simon approximately $1.6 million under the property development agreement. The Company provided Simon formal written notice on November 30, 2015 to terminate the property development agreement except for certain limited ongoing development projects, effective May 31, 2016.
Transition Services Agreement
We and Simon entered into a transition services agreement prior to the distribution pursuant to which Simon and its subsidiaries agreed to provide us, on a transitional basis, with various services. The services provided include information technology, accounts payable, payroll, and other financial functions, as well as engineering support for various facilities, quality assurance support, other administrative services and management and development and redevelopment services for approximately 19 of our community shopping center properties.
For fiscal year ended December 31, 2015, pricing for community shopping center property management support and back office administration is $5.0 million billed in quarterly installments, plus direct out‑of‑pocket expenses. Development services are provided at 2.5% of development costs. The Company provided Simon formal written notice on November 30, 2015 to terminate the transition services agreement effective May 31, 2016. For fiscal year ended December 31, 2015, we have paid or will pay Simon approximately $9.6 million for services provided by it under the transition services agreement, including approximately $3.8 million for reimbursed costs and expenses.
Tax Matters Agreement
We and Simon entered into a tax matters agreement prior to the distribution which generally governs Simon’s and our respective rights, responsibilities and obligations after the distribution with respect to taxes (including taxes arising in the ordinary course of business and taxes, if any, incurred as a result of any failure of the distribution and certain related transactions to qualify as tax‑free for U.S. federal income tax purposes), tax attributes, tax returns, tax elections, tax contests and certain other tax matters.
In addition, the tax matters agreement imposes certain restrictions on us and our subsidiaries (including restrictions on share issuances, business combinations, sales of assets and similar transactions) that are designed to preserve the tax‑free status of the distribution and certain related transactions. The tax matters agreement provides special rules that allocate tax liabilities in the event the distribution, together with certain related transactions, is not tax‑free. For fiscal year ended December 31, 2015, we have not incurred any costs or expenses payable to Simon with respect to the tax matters agreement.

Employee Matters Agreement
We and Simon entered into an employee matters agreement in connection with the separation to allocate liabilities and responsibilities relating to employment matters, employee compensation and benefits plans and programs and other related matters. The employee matters agreement governs Simon’s and our compensation and employee benefit obligations relating to current and former employees of each company, and generally allocates liabilities and responsibilities relating to employee compensation and benefit plans and programs. For fiscal year ended December 31, 2015, we have not incurred any costs or expenses payable to Simon with respect to the employee matters agreement.
Purchase of Jersey Gardens and University Park Village
Concurrently with our entering into the Merger agreement with Glimcher, on September 16, 2014, WPG L.P. and Simon Property Group, L.P. entered into a purchase and sale agreement pursuant to which our operating partnership subsidiary agreed to sell, or cause to be sold, to Simon’s operating partnership subsidiary, (a) the equity interests in the owner of Jersey Gardens, a regional mall in Elizabeth, New Jersey and (b) the equity interests in the owner of University Park Village, an open air center in Fort Worth, Texas, for $1.09 billion, subject to certain adjustments and apportionments, including with respect to the assumption of debt encumbering such assets. These equity interests were then owned by affiliates of Glimcher. Under a separate letter agreement, Glimcher Properties Limited Partnership, Glimcher’s operating partnership subsidiary, agreed to convey the equity interests in the owners of these properties directly to Simon Property Group, L.P. substantially simultaneously with the closing of our acquisition of Glimcher. Also, on the Merger Closing Date, the parties entered into an amendment to the purchase and sale agreement, pursuant to which the parties clarified which precise equity interests were to be acquired by Simon Property Group, L.P., and agreed to customary post‑closing obligations related to documentary and transfer taxes and payment of liability insurance deductibles. After closing adjustments and apportionments, the actual purchase price paid for the properties by Simon Property Group, L.P. was $1.09 billion, including assumed indebtedness of $405.1 million. The purchase and sale agreement was approved by the independent directors on our Board on September 15, 2014 in connection with the Board’s approval of the Merger agreement with Glimcher. On January 13, 2015, the Audit Committee ratified the amended purchase and sale agreement under our related person transaction approval policy.
Consulting Agreement with Mark S. Ordan
On May 31, 2015, WPG entered into the Consulting Agreement with Mr. Ordan, the Company’s then Executive Chairman.  The Consulting Agreement provides that, as of January 1, 2016 (the “Transition Date”), Mr. Ordan would (i) cease to be an employee of the Company and Executive Chairman of the Board and will instead serve as the non-executive Chairman of the Board, and (ii) provide consulting services to the Board and the Chief Executive Officer of the Company through May 28, 2017 (the “Expiration Date”) unless his services are earlier terminated in accordance with the Consulting Agreement’s terms.
From the Transition Date, the Consulting Agreement supersedes Mr. Ordan’s employment agreement with WPG (the “Ordan Employment Agreement”), subject to certain limited exceptions set forth in the Consulting Agreement.  The Consulting Agreement became fully effective on the Transition Date after Mr. Ordan’s employment with the Company as its Executive Chairman concluded on December 31, 2015. In consideration of his provision of services under the Consulting Agreement, during the term of the Consulting Agreement Mr. Ordan will receive the following compensation:  (i) an annualized cash consulting fee of $350,000 (payable in equal monthly installments) (the “Consulting Fee”), (ii) while he is a member of the Board, an annual retainer (prorated for the period from the Transition Date through the last day of the Governance Year) in the same amount and in the same form as other non-employee independent members of the Board, and (iii) while he is non-executive Chairman of the Board, an additional annual cash retainer of $100,000 (prorated for the period from the Transition Date through the last day of the Governance Year) in respect of his services as non-executive Chairman of the Board, paid at the same time as the annual retainer described in the preceding clause (ii).

The Consulting Agreement also provides that Mr. Ordan is entitled to the following: (i) an annual cash bonus in respect of the Company’s 2015 fiscal year based on actual performance, (ii) on December 31, 2015, full vesting of any then-unvested inducement LTIP Units; provided that such inducement LTIP Units will be convertible into units of WPG L.P., and such units exchangeable into Common Shares or cash, on the later of: (a) the satisfaction of any conditions to exchange or conversion contained in the relevant limited partnership agreement and certificate of designation and (b) the first to occur of (1) Mr. Ordan ceasing to serve as a member of the Board for any reason, (2) May 28, 2017, or (3) immediately prior to a change in control, and (iii) the ability to earn an annual LTIP Unit award in respect of fiscal year 2015, subject to achievement of applicable performance targets, with any such annual LTIP Unit award to be fully vested on the date of grant. The Consulting Agreement provides that, other than as described above, all equity awards held by Mr. Ordan as of the Transition Date which are then unvested shall be forfeited, and any right Mr. Ordan had under the Ordan Employment Agreement to receive grants of equity awards on or following the date of the Consulting Agreement shall be forfeited.
Mr. Ordan’s consulting services under the Consulting Agreement may be terminated prior to the Expiration Date by either Mr. Ordan or the Company on not less than 30 days advance written notice, but if terminated by WPG other than for cause or by Mr. Ordan as a result of a material breach of the Consulting Agreement by WPG, then WPG will pay to Mr. Ordan, in addition to accrued but unpaid amounts, any unpaid portion of the Consulting Fee that would have been payable through May 28, 2017 had such termination not occurred.
The Consulting Agreement contained a provision requiring WPG to pay reasonable legal fees incurred by Mr. Ordan in connection with the negotiation and documentation of the Consulting Agreement in an amount not to exceed $10,000.
Policies and Procedures for Reviewing and Approving Related Party Transactions
As contemplated by our code of conduct, the Audit Committee must review and approve or ratify all related party transactions. Under the code of conduct, a “related party transaction” is a transaction, arrangement or relationship in which WPG (including any subsidiary) was, is or will be a participant, and in which any related person had, has or will have a direct or indirect interest. Our code of conduct defines a “related person” to be: (i) any person who is, or at any time since the beginning of WPG’s last fiscal year was, an executive officer, director, or director nominee, (ii) any person known to be the beneficial owners of more than 5% of any class of WPG’s voting securities; and (iii) any family members of any of the foregoing persons. Pursuant to the charter of the Audit Committee, the Audit Committee may not approve a related person transaction unless (i) it is in, or not inconsistent with, the best interests of the Company and (ii) where applicable, if the terms of such transaction are not at least as favorable to the Company as could be obtained from an unrelated third party. Under our code of conduct, related person transactions are prohibited unless approved or ratified by the Audit Committee.
Director Independence and Independence Determinations
Our Board has adopted a set of Governance Principles to assist it in guiding our corporate governance practices. Our Governance Principles provide that at least a majority of our Board must be independent at all times. Independence is determined in accordance with the corporate governance requirements of the NYSE listing standards, and other applicable laws, rules and regulations regarding director independence in effect from time‑to‑time. The Governance and Nominating Committee annually reviews all commercial and charitable relationships between the Company and the directors and presents its findings and recommendations to the Board, which makes a final determination regarding the independence of the directors. For relationships not covered by the standards described above, the determination of whether a director is independent or not is made by the directors who satisfy those standards.
In conducting its annual director independence assessment following the conclusion of the Company’s 2015 fiscal year, the Governance and Nominating Committee and the Board reviewed a transaction indirectly involving Mr. Louis Conforti to determine whether his independence is impaired as a result his involvement. The transaction is a current mortgage financing transaction between the employer of Mr. Conforti and an affiliate of WPG involving a shopping center in which the WPG affiliate owns an indirect 45% equity interest. At the end of the review and assessment, the Governance and Nominating Committee concluded that the independence of Mr. Conforti is not impaired due the transaction. Upon the recommendation of the Governance and Nominating Committee, the Board determined that the following five (5) directors satisfy the aforementioned independence standards and are independent: Louis G. Conforti, Robert J. Laikin, Niles C. Overly, Jacquelyn R. Soffer, and Marvin L. White.

Item 14.    Principal Accountant Fees and Services
Independent Registered Public Accounting Firm’s Fees
We have incurred fees for the services of Ernst & Young LLP (“EY”), our independent registered public accounting firm, as shown below. EY has advised us that it has billed, or will bill, us the amounts shown below for the related categories of services for the years ended December 31, 2015 and 2014, respectively:

Type of Fee	2015	2014
Audit Fees(1)	$2,690,124	$1,104,512
Audit‑Related Fees(2)	616,030	343,791
Tax Fees(3)	134,137	162,987
All Other Fees	—	—
Total	$3,440,291	$1,611,290

(1)
Audit Fees include fees for: (i) the audit of the annual financial statements and the effectiveness of internal control over financial reporting (2015 only) of WPG and, our operating partnership, WPG L.P., (ii) the review of financial statements included in our Quarterly Reports on Form 10‑Q, and (iii) other services provided in connection with other regulatory filings and out of pocket expenses.

(2)	Audit‑Related Fees include fees for stand-alone audits of the annual financial statements for certain consolidated entities with mortgage debt and joint venture entities and out of pocket expenses.

(3)	Tax Fees include fees for general tax advice relating to the Merger and general tax advice related to the joint venture transaction with O’Connor.
Pre‑Approval of Audit and Non‑Audit Services
As provided in the Audit Committee’s Charter, the Audit Committee pre‑approves all auditing services and permitted non‑audit services, including the terms thereof, to be performed for us by our independent public accounting firm, subject to the de minimus exceptions for non‑audit services described in the Exchange Act which are approved by the Audit Committee prior to completion of the audit. The Audit Committee may form and delegate authority to a subcommittee consisting of one or more members of the Audit Committee to grant pre‑approvals of audit and permitted non‑audit services. However, any pre‑approval decisions made by such a subcommittee must be presented to the full Audit Committee at its next scheduled meeting.

Part IV

Item 15.    Exhibits and Financial Statement Schedules

The following documents are filed as part of this Amendment:

31.1
Certification by the Chief Executive Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for WP Glimcher Inc.*

31.2
Certification by the Chief Financial Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for WP Glimcher Inc. *

31.3
Certification by the Chief Executive Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Washington Prime Group, L.P. *

31.4
Certification by the Chief Financial Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Washington Prime Group, L.P. *

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for WP Glimcher Inc. *
32.2
Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Washington Prime Group, L.P. *

*    Filed electronically herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

WP GLIMCHER INC.
WASHINGTON PRIME GROUP, L.P.
	by:	WP Glimcher Inc., its sole general partner

By:	/s/ MICHAEL P. GLIMCHER
Michael P. Glimcher Vice Chairman and Chief Executive Officer (Principal Executive Officer)
Dated:    April 28, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ MARK S. ORDAN	Chairman of the Board of Directors	April 28, 2016
Mark S. Ordan

/s/ MICHAEL P. GLIMCHER	Vice Chairman and Chief Executive Officer (Principal Executive Officer)	April 28, 2016
Michael P. Glimcher

/s/ ROBERT J. LAIKIN	Director	April 28, 2016
Robert J. Laikin

/s/ LOUIS G. CONFORTI	Director	April 28, 2016
Louis G. Conforti

/s/ NILES C. OVERLY	Director	April 28, 2016
Niles C. Overly

/s/ JACQUELYN R. SOFFER	Director	April 28, 2016
Jacquelyn R. Soffer

/s/ MARVIN L. WHITE	Director	April 28, 2016
Marvin L. White

/s/ MARK E. YALE	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	April 28, 2016
Mark E. Yale

/s/ MELISSA A. INDEST	Senior Vice President, Finance and Chief Accounting Officer (Principal Accounting Officer)	April 28, 2016
Melissa A. Indest