Form 10-Q
period 2016-03-31
WP Glimcher Inc.; Washington Prime Group, L.P.
filed 2016-05-06
CIK 1594686, 1610911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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
As of May 5, 2016, WP Glimcher Inc. had 185,310,857 shares of common stock outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarter ended March 31, 2016 of WP Glimcher Inc. and Washington Prime Group, L.P. Unless stated otherwise or the context requires otherwise, references to "WPG Inc." mean WP Glimcher Inc., an Indiana corporation, and references to "WPG L.P." mean Washington Prime Group, L.P., an Indiana limited partnership, and its consolidated subsidiaries, in cases where it is important to distinguish between WPG Inc. and WPG L.P. We use the terms “we” or “our” or "WPG" or the "Company” to refer to WPG Inc., WPG L.P., and entities in which WPG Inc. or WPG L.P. (or an affiliate) has a material interest on a consolidated basis, unless the context indicates otherwise.
WPG Inc. operates as a self-managed and self-administered real estate investment trust (“REIT”). WPG Inc. owns properties and conducts operations through WPG L.P., of which WPG Inc. is the sole general partner and of which it holds approximately 84.1% of the partnership interests (“OP units”) at March 31, 2016. The remaining OP units are owned by various limited partners. As the sole general partner of WPG L.P., WPG Inc. has the exclusive and complete responsibility for WPG L.P.’s day-to-day management and control. Management operates WPG Inc. and WPG L.P. as one enterprise. The management of WPG Inc. consists of the same persons who direct the management of WPG L.P. As general partner with control of WPG L.P., WPG Inc. consolidates WPG L.P. for financial reporting purposes, and WPG Inc. does not have significant assets other than its investment in WPG L.P. Therefore, the assets and liabilities of WPG Inc. and WPG L.P. are substantially the same on their respective consolidated financial statements and the disclosures of WPG Inc. and WPG L.P. also are substantially similar.
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
The substantive difference between WPG Inc.’s and WPG L.P.’s filings is the fact that WPG Inc. is a REIT with shares traded on a public stock exchange, while WPG L.P. is a limited partnership with no publicly traded equity. Moreover, the interests in WPG L.P. held by third parties are classified differently by the two entities (i.e., noncontrolling interests for WPG Inc. and partners' equity for WPG L.P.). In the consolidated financial statements, these differences are primarily reflected in the equity section of the consolidated balance sheets and in the consolidated statements of equity. Apart from the different equity presentation, the consolidated financial statements of WPG Inc. and WPG L.P. are nearly identical.
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

WP GLIMCHER INC. AND WASHINGTON PRIME GROUP, L.P.
FORM 10-Q

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements

WP Glimcher Inc.
Unaudited Consolidated Balance Sheets
(dollars in thousands, except share and par value amounts)

	March 31, 2016	December 31, 2015
ASSETS:
Investment properties at cost	$6,659,405	$6,656,200
Less: accumulated depreciation	2,259,242	2,225,750
	4,400,163	4,430,450
Cash and cash equivalents	91,259	116,253
Tenant receivables and accrued revenue, net	87,689	91,603
Real estate assets held-for-sale	—	30,000
Investment in and advances to unconsolidated entities, at equity	474,259	488,071
Deferred costs and other assets	311,424	303,232
Total assets	$5,364,794	$5,459,609
LIABILITIES:
Mortgage notes payable	$1,788,620	$1,793,439
Notes payable	247,093	246,728
Unsecured term loans	1,333,417	1,332,812
Revolving credit facility	260,943	275,622
Accounts payable, accrued expenses, intangibles, and deferred revenues	360,959	379,112
Distributions payable	2,992	2,992
Cash distributions and losses in partnerships and joint ventures, at equity	15,398	15,399
Total liabilities	4,009,422	4,046,104
Redeemable noncontrolling interests	5,773	6,132
EQUITY:
Stockholders' Equity:
Series H Cumulative Redeemable Preferred Stock, $0.0001 par value, 4,000,000 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	104,251	104,251
Series I Cumulative Redeemable Preferred Stock, $0.0001 par value, 3,800,000 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	98,325	98,325
Common stock, $0.0001 par value, 300,000,000 shares authorized, 185,309,682 and 185,304,555 issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	19	19
Capital in excess of par value	1,224,968	1,225,926
Accumulated deficit	(252,063)	(214,243)
Accumulated other comprehensive (loss) income	(9,604)	1,716
Total stockholders' equity	1,165,896	1,215,994
Noncontrolling interests	183,703	191,379
Total equity	1,349,599	1,407,373
Total liabilities, redeemable noncontrolling interests and equity	$5,364,794	$5,459,609

The accompanying notes are an integral part of these statements.

WP Glimcher Inc.
Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss)
(dollars in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2016	2015
REVENUE:
Minimum rent	$143,105	$160,906
Overage rent	3,457	3,264
Tenant reimbursements	57,956	69,245
Other income	5,513	4,303
Total revenues	210,031	237,718
EXPENSES:
Property operating	43,934	51,109
Depreciation and amortization	71,403	92,184
Real estate taxes	24,491	30,525
Advertising and promotion	2,232	2,675
Provision for credit losses	732	698
General and administrative	10,804	9,589
Merger and transaction costs	—	20,810
Ground rent	1,057	2,373
Total operating expenses	154,653	209,963
OPERATING INCOME	55,378	27,755
Interest expense, net	(37,348)	(37,114)
Income and other taxes	(979)	(445)
(Loss) income from unconsolidated entities	(1,161)	216
INCOME (LOSS) BEFORE LOSS ON DISPOSITION OF PROPERTIES	15,890	(9,588)
Loss on disposition of properties	(2,209)	—
NET INCOME (LOSS)	13,681	(9,588)
Net income (loss) attributable to noncontrolling interests	1,659	(2,296)
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	12,022	(7,292)
Less: Preferred share dividends	(3,508)	(4,978)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$8,514	$(12,270)

EARNINGS (LOSS) PER COMMON SHARE, BASIC AND DILUTED	$0.05	$(0.07)

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$13,681	$(9,588)
Unrealized loss on interest rate derivative instruments	(13,466)	(404)
Comprehensive income (loss)	215	(9,992)
Comprehensive loss attributable to noncontrolling interests	(487)	(2,360)
Comprehensive income (loss) attributable to common shareholders	$702	$(7,632)

The accompanying notes are an integral part of these statements.

WP Glimcher Inc.
Unaudited Consolidated Statements of Cash Flows
(dollars in thousands)

	For the Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$13,681	$(9,588)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization, including fair value rent, fair value debt, deferred financing costs and stock compensation	70,377	90,574
Loss on disposition of properties	2,209	—
Provision for credit losses	732	698
Loss (income) from unconsolidated entities	1,161	(216)
Distributions of income from unconsolidated entities	53	99
Changes in assets and liabilities:
Tenant receivables and accrued revenue, net	2,900	10,924
Deferred costs and other assets	(2,259)	(5,628)
Accounts payable, accrued expenses, deferred revenues and other liabilities	(29,723)	(35,089)
Net cash provided by operating activities	59,131	51,774
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	—	(956,602)
Capital expenditures, net	(25,502)	(34,882)
Restricted cash reserves for future capital expenditures, net	(3,554)	1,492
Net proceeds from disposition of properties	9,020	—
Investments in unconsolidated entities	(3,260)	—
Distributions of capital from unconsolidated entities	15,712	46
Net cash used in investing activities	(7,584)	(989,946)
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to noncontrolling interest holders in properties	—	(8)
Redemption of preferred shares	(5)	—
Change in lender-required restricted cash reserves on mortgage loans	839	—
Net proceeds from issuance of common shares, including common stock plans	—	796
Distributions on common and preferred shares/units	(58,717)	(52,807)
Proceeds from issuance of debt, net of transaction costs	—	1,423,280
Repayments of debt	(18,658)	(286,241)
Net cash (used in) provided by financing activities	(76,541)	1,085,020
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(24,994)	146,848
CASH AND CASH EQUIVALENTS, beginning of period	116,253	108,768
CASH AND CASH EQUIVALENTS, end of period	$91,259	$255,616

The accompanying notes are an integral part of these statements.

WP Glimcher Inc.
Unaudited Consolidated Statement of Equity
(dollars in thousands, except per share/unit amounts)

	Preferred Series H	Preferred Series I	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Non- Controlling Interests	Total Equity	Redeemable Non-Controlling Interests
Balance, December 31, 2015	$104,251	$98,325	$19	$1,225,926	$(214,243)	$1,716	$1,215,994	$191,379	$1,407,373	$6,132
Redemption of limited partner units	—	—	—	—	—	—	—	(5)	(5)	—
Other	—	—	—	52	—	—	52	—	52	(353)
Equity-based compensation	—	—	—	675	—	—	675	—	675	—
Adjustments to noncontrolling interests	—	—	—	(1,685)	—	—	(1,685)	1,685	—	—
Distributions on common shares/units ($0.25 per common share/unit)	—	—	—	—	(46,334)	—	(46,334)	(8,815)	(55,149)	—
Distributions declared on preferred shares	—	—	—	—	(3,508)	—	(3,508)	—	(3,508)	—
Other comprehensive loss	—	—	—	—	—	(11,320)	(11,320)	(2,146)	(13,466)	—
Net income (loss), excluding $60 of distributions to preferred unitholders	—	—	—	—	12,022	—	12,022	1,605	13,627	(6)
Balance, March 31, 2016	$104,251	$98,325	$19	$1,224,968	$(252,063)	$(9,604)	$1,165,896	$183,703	$1,349,599	$5,773

The accompanying notes are an integral part of this statement.

Washington Prime Group, L.P.
Unaudited Consolidated Balance Sheets
(dollars in thousands, except unit amounts)

	March 31, 2016	December 31, 2015
ASSETS:
Investment properties at cost	$6,659,405	$6,656,200
Less: accumulated depreciation	2,259,242	2,225,750
	4,400,163	4,430,450
Cash and cash equivalents	91,259	116,253
Tenant receivables and accrued revenue, net	87,689	91,603
Real estate assets held-for-sale	—	30,000
Investment in and advances to unconsolidated entities, at equity	474,259	488,071
Deferred costs and other assets	311,424	303,232
Total assets	$5,364,794	$5,459,609
LIABILITIES:
Mortgage notes payable	$1,788,620	$1,793,439
Notes payable	247,093	246,728
Unsecured term loans	1,333,417	1,332,812
Revolving credit facility	260,943	275,622
Accounts payable, accrued expenses, intangibles, and deferred revenues	360,959	379,112
Distributions payable	2,992	2,992
Cash distributions and losses in partnerships and joint ventures, at equity	15,398	15,399
Total liabilities	4,009,422	4,046,104
Redeemable noncontrolling interests	5,773	6,132
EQUITY:
Partners' Equity:
General partner
Preferred equity, 7,800,000 units issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	202,576	202,576
Common equity, 185,309,682 and 185,304,555 units issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	963,320	1,013,418
Total general partners' equity	1,165,896	1,215,994
Limited partners, 35,129,921 and 34,807,051 units issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	182,621	190,297
Total partners' equity	1,348,517	1,406,291
Noncontrolling interests	1,082	1,082
Total equity	1,349,599	1,407,373
Total liabilities, redeemable noncontrolling interests and equity	$5,364,794	$5,459,609

The accompanying notes are an integral part of these statements.

Washington Prime Group, L.P.
Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss)
(dollars in thousands, except per unit amounts)

	For the Three Months Ended March 31,
	2016	2015
REVENUE:
Minimum rent	$143,105	$160,906
Overage rent	3,457	3,264
Tenant reimbursements	57,956	69,245
Other income	5,513	4,303
Total revenues	210,031	237,718
EXPENSES:
Property operating	43,934	51,109
Depreciation and amortization	71,403	92,184
Real estate taxes	24,491	30,525
Advertising and promotion	2,232	2,675
Provision for credit losses	732	698
General and administrative	10,804	9,589
Merger and transaction costs	—	20,810
Ground rent	1,057	2,373
Total operating expenses	154,653	209,963
OPERATING INCOME	55,378	27,755
Interest expense, net	(37,348)	(37,114)
Income and other taxes	(979)	(445)
(Loss) income from unconsolidated entities	(1,161)	216
INCOME (LOSS) BEFORE LOSS ON DISPOSITION OF PROPERTIES	15,890	(9,588)
Loss on disposition of properties	(2,209)	—
NET INCOME (LOSS)	13,681	(9,588)
Net loss attributable to noncontrolling interests	(6)	(3)
NET INCOME (LOSS) ATTRIBUTABLE TO UNITHOLDERS	13,687	(9,585)
Less: Preferred unit distributions	(3,568)	(5,028)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON UNITHOLDERS	$10,119	$(14,613)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON UNITHOLDERS:
General partner	$8,514	$(12,270)
Limited partners	1,605	(2,343)
Net income (loss) attributable to common unitholders	$10,119	$(14,613)

EARNINGS (LOSS) PER COMMON UNIT, BASIC AND DILUTED	$0.05	$(0.07)

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$13,681	$(9,588)
Unrealized loss on interest rate derivative instruments	(13,466)	(404)
Comprehensive income (loss)	215	(9,992)
Comprehensive loss attributable to noncontrolling interests	(6)	(3)
Comprehensive income (loss) attributable to unitholders	$221	$(9,989)

The accompanying notes are an integral part of these statements.

Washington Prime Group, L.P.
Unaudited Consolidated Statements of Cash Flows
(dollars in thousands)

	For the Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$13,681	$(9,588)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization, including fair value rent, fair value debt, deferred financing costs and equity-based compensation	70,377	90,574
Loss on disposition of properties	2,209	—
Provision for credit losses	732	698
Loss (income) from unconsolidated entities	1,161	(216)
Distributions of income from unconsolidated entities	53	99
Changes in assets and liabilities:
Tenant receivables and accrued revenue, net	2,900	10,924
Deferred costs and other assets	(2,259)	(5,628)
Accounts payable, accrued expenses, deferred revenues and other liabilities	(29,723)	(35,089)
Net cash provided by operating activities	59,131	51,774
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	—	(956,602)
Capital expenditures, net	(25,502)	(34,882)
Restricted cash reserves for future capital expenditures, net	(3,554)	1,492
Net proceeds from disposition of properties	9,020	—
Investments in unconsolidated entities	(3,260)	—
Distributions of capital from unconsolidated entities	15,712	46
Net cash used in investing activities	(7,584)	(989,946)
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to unitholders, net	(58,717)	(52,807)
Distributions to noncontrolling interest holders in properties	—	(8)
Redemption of preferred units	(5)	—
Change in lender-required restricted cash reserves on mortgage loans	839	—
Net proceeds from issuance of common units, including equity-based compensation plans	—	796
Proceeds from issuance of debt, net of transaction costs	—	1,423,280
Repayments of debt	(18,658)	(286,241)
Net cash (used in) provided by financing activities	(76,541)	1,085,020
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(24,994)	146,848
CASH AND CASH EQUIVALENTS, beginning of period	116,253	108,768
CASH AND CASH EQUIVALENTS, end of period	$91,259	$255,616

The accompanying notes are an integral part of these statements.

Washington Prime Group, L.P.
Unaudited Consolidated Statement of Equity
(dollars in thousands, except per unit amounts)

	General Partner
	Preferred Equity	Common Equity	Total Equity	Limited Partners	Total Partners' Equity	Non- Controlling Interests	Total Equity	Redeemable Non-Controlling Interests
Balance, December 31, 2015	$202,576	$1,013,418	$1,215,994	$190,297	$1,406,291	$1,082	$1,407,373	$6,132
Redemption of limited partner units	—	—	—	(5)	(5)	—	(5)	—
Other	—	52	52	—	52	—	52	(353)
Equity-based compensation	—	675	675	—	675	—	675	—
Adjustments to limited partners' interests	—	(1,685)	(1,685)	1,685	—	—	—	—
Distributions on common units ($0.25 per common unit)	—	(46,334)	(46,334)	(8,815)	(55,149)	—	(55,149)	—
Distributions declared on preferred units	(3,508)	—	(3,508)	—	(3,508)	—	(3,508)	(60)
Other comprehensive loss	—	(11,320)	(11,320)	(2,146)	(13,466)	—	(13,466)	—
Net income	3,508	8,514	12,022	1,605	13,627	—	13,627	54
Balance, March 31, 2016	$202,576	$963,320	$1,165,896	$182,621	$1,348,517	$1,082	$1,349,599	$5,773

The accompanying notes are an integral part of this statement.

WP Glimcher Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

1.	Organization
WP Glimcher Inc. (formerly named Washington Prime Group Inc.) (“WPG Inc.”) is an Indiana corporation that operates as a self‑administered and self‑managed real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended. REITs will generally not be liable for federal corporate income taxes as long as they continue to distribute not less than 100% of their taxable income and satisfy certain other requirements. Washington Prime Group, L.P. (“WPG L.P.”) is WPG Inc.'s majority‑owned limited partnership subsidiary that owns, develops and manages, through its affiliates, all of WPG Inc.'s real estate properties and other assets. WPG Inc. is the sole general partner of WPG L.P. As of March 31, 2016, our assets consisted of material interests in 119 shopping centers in the United States, consisting of community centers and malls.
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
At the time of the separation and distribution, WPG Inc. owned a percentage of the outstanding units of partnership interest, or units, of WPG L.P. that was approximately equal to the percentage of outstanding units of partnership interest that SPG owned of SPG L.P., with the remaining units of WPG L.P. being owned by the limited partners who were also limited partners of SPG L.P. as of the May 16, 2014 record date. The units in WPG L.P. held by limited partners are exchangeable, at their election, for WPG Inc. common shares on a one‑for‑one basis or cash, as determined by WPG Inc.
Prior to the separation, WPG entered into agreements with SPG under which SPG provided various services to us relating primarily to the legacy SPG Businesses, including accounting, asset management, development, human resources, information technology, leasing, legal, marketing, public reporting and tax. The charges for the services were based on an hourly or per transaction fee arrangement and pass‑through of out‑of‑pocket costs (see Note 10 - "Related Party Transactions").
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
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
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
In the Merger, Glimcher common shareholders received, for each Glimcher common share, $14.02 consisting of $10.40 in cash and 0.1989 of a share of WPG Inc.’s common stock valued at $3.62 per Glimcher common share, based on the closing price of WPG Inc.’s common stock on the Merger closing date. Approximately 29.9 million shares of WPG Inc.'s common stock were issued to Glimcher shareholders in the Merger, and WPG L.P. issued to WPG Inc. a like number of common units as consideration for the common shares issued. Additionally, included in consideration were operating partnership units held by limited partners and preferred stock as noted below. In connection with the closing of the Merger, an indirect subsidiary of WPG L.P. was merged into Glimcher’s operating partnership. In the Merger, we acquired material interests in 23 shopping centers comprised of approximately 15.8 million square feet of gross leasable area and assumed additional mortgages on 14 properties with a fair value of approximately $1.4 billion. The combined company, which was renamed WP Glimcher Inc. in May 2015 upon receiving shareholder approval, is comprised of more than 67 million square feet of gross leasable area (compared to approximately 53 million square feet for the Company prior to the Merger) and has a combined portfolio of material interests in 119 properties as of March 31, 2016.
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
The cash portion of the Merger consideration was funded by the Property Sale and draws under the Bridge Loan (see Note 6 - "Indebtedness"). During the three months ended March 31, 2015, the Company incurred $20.8 million of costs related to the Merger, which are included in merger and transaction costs in the accompanying consolidated statements of operations and comprehensive income (loss).
On June 1, 2015, the Company announced a management transition plan through which Mark S. Ordan, the then Executive Chairman of the Board, transitioned to serve as an active non-executive Chairman of the Board and provide consulting services to the Company under a transition and consulting agreement, effective as of January 1, 2016. Michael P. Glimcher continues to serve as the Company’s Vice Chairman and Chief Executive Officer. Additionally, the Company has reduced staff formerly located in its Bethesda, Maryland-based transition operations group led by C. Marc Richards, the Company’s then Executive Vice President and Chief Administrative Officer, who departed the Company on January 15, 2016. Other senior executives from the Bethesda office who departed the Company at the end of 2015 were Michael J. Gaffney, then Executive Vice President, Head of Capital Markets (who served as a consultant to the Company through March 31, 2016), and Farinaz S. Tehrani, then Executive Vice President, Legal and Compliance.
On June 1, 2015, the Company completed a joint venture transaction with a third party with respect to the ownership and operation of five of the malls and certain related out-parcels acquired in the Merger (see Note 5 - "Investment in Unconsolidated Entities, at Equity").

WP Glimcher Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

2.    Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The consolidated balance sheets as of March 31, 2016 and December 31, 2015 include the accounts of WPG Inc. and WPG L.P., as well as their majority owned and controlled subsidiaries. The accompanying consolidated statements of operations include the consolidated accounts of the Company. All intercompany transactions have been eliminated in consolidation. Due to the seasonal nature of certain operational activities, the results for the interim period ended March 31, 2016 are not necessarily indicative of the results to be expected for the full year.

These consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by GAAP for interim reporting. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods presented. The Company believes that the disclosures made are adequate to prevent the information presented from being misleading. These consolidated unaudited financial statements should be read in conjunction with the audited consolidated and combined financial statements and related notes included in the combined 2015 Annual Report on Form 10-K for WPG Inc. and WPG L.P., as amended (the "2015 Form 10-K").

Combined Presentation
The financial statements of both WPG Inc. and WPG L.P. are included in this report.
As the sole general partner of WPG L.P., WPG Inc. has the exclusive and complete responsibility for WPG L.P.’s day-to-day management and control. Management operates WPG Inc. and WPG L.P. as one enterprise. The management of WPG Inc. consists of the same persons who direct the management of WPG L.P. As general partner with control of WPG L.P., WPG Inc. consolidates WPG L.P. for financial reporting purposes, and WPG Inc. does not have significant assets other than its investment in WPG L.P. Therefore, the assets and liabilities of WPG Inc. and WPG L.P. are substantially the same on their respective consolidated financial statements and the disclosures of WPG Inc. and WPG L.P. also are substantially similar.
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
In addition, in light of the combined notes, the Company believes it is important for investors to understand the few differences between WPG Inc. and WPG L.P. The substantive difference between WPG Inc. and WPG L.P. is the fact that WPG Inc. is a REIT with stock traded on a public exchange, while WPG L.P. is a limited partnership with no publicly traded equity. Moreover, the interests in WPG L.P. held by third parties are classified differently by the two entities (i.e. noncontrolling interests for WPG Inc. and partners' equity for WPG L.P.). In the consolidated financial statements, these differences are primarily reflected in the equity section of the consolidated balance sheets and in the consolidated statements of equity. Apart from the different equity presentation, the consolidated financial statements of WPG Inc. and WPG L.P. are nearly identical.

General

These consolidated financial statements reflect the consolidation of properties that are wholly owned or properties in which we own less than a 100% interest but that we control. Control of a property is demonstrated by, among other factors, our ability to refinance debt and sell the property without the consent of any other unaffiliated partner or owner, and the inability of any other unaffiliated partner or owner to replace us.

WP Glimcher Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

We consolidate a VIE when we are determined to be the primary beneficiary. Determination of the primary beneficiary of a VIE is based on whether an entity has (1) the power to direct activities that most significantly impact the economic performance of the VIE and (2) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. Our determination of the primary beneficiary of a VIE considers all relationships between us and the VIE, including management agreements and other contractual arrangements.

Effective January 1, 2016, we adopted Accounting Standards Update ("ASU") No. 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis," which changed the way reporting enterprises must evaluate the consolidation of limited partnerships, variable interests and similar entities. Among other things, the changes eliminate the presumption in the voting model that a general partner controls a limited partnership. However, a general partner may consolidate a limited partnership under the variable interest model, depending on the facts and circumstances. WPG Inc. reevaluated whether to consolidate WPG L.P., now considered a variable interest entity, or VIE, under the new guidance. Based on the facts and circumstances, WPG Inc. concluded that it may continue to consolidate WPG L.P. under the variable interest model as the primary beneficiary of the limited partnership. Ultimately, the new guidance did not impact any of our previous conclusions regarding consolidation.

Except as discussed above related to the classification of WPG L.P. as a VIE, there have been no changes during the three months ended March 31, 2016 to any of our previous conclusions about whether an entity qualifies as a VIE or whether we are the primary beneficiary of any previously identified VIE. In connection with the Merger, the Company acquired an interest in a VIE in which we are deemed to be the primary beneficiary. Accordingly, we have consolidated the VIE, which consists solely of undeveloped land. During the three months ended March 31, 2016, we did not provide financial or other support to a previously identified VIE that we were not previously contractually obligated to provide.

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

As of March 31, 2016, our assets consisted of interests in 119 shopping centers. The consolidated financial statements as of that date reflect the consolidation of 106 wholly owned properties and seven additional properties that are less than wholly owned, but which we control or for which we are the primary beneficiary. We account for our interests in the remaining six properties, or the joint venture properties, using the equity method of accounting, as we have determined that we have significant influence over their operations. We manage the day-to-day operations of the joint venture properties, but do not control the operations as we have determined that our partner or partners have substantive participating rights with respect to the assets and operations of these joint venture properties.

We allocate net operating results of WPG L.P. to third parties and to WPG Inc. based on the partners' respective weighted average ownership interests in WPG L.P. Net operating results of WPG L.P. attributable to third parties are reflected in net income attributable to noncontrolling interests. WPG Inc.'s weighted average ownership interest in WPG L.P. was 84.1% and 84.0% for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016 and December 31, 2015, WPG Inc.'s ownership interest in WPG L.P. was 84.1% and 84.2%, respectively. We adjust the noncontrolling limited partners' interests at the end of each period to reflect their interest in WPG L.P.

WP Glimcher Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

3.    Summary of Significant Accounting Policies

Cash and Cash Equivalents

We consider all highly liquid investments purchased with an original maturity of 90 days or less to be cash and cash equivalents. Cash equivalents are carried at cost, which approximates fair value. Cash equivalents generally consist of commercial paper, bankers' acceptances, repurchase agreements, and money market deposits or securities. Financial instruments that potentially subject us to concentrations of credit risk include our cash and cash equivalents and our tenant receivables. We place our cash and cash equivalents in institutions with high credit quality. However, at certain times, such cash and cash equivalents may be in excess of FDIC and SIPC insurance limits.

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

We review investment properties for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of investment properties may not be recoverable. These circumstances include, but are not limited to, declines in a property's cash flows, ending occupancy, estimated market values or our decision to dispose of a property before the end of its estimated useful life. Furthermore, this evaluation is conducted no less frequently than quarterly, irrespective of changes in circumstances. We measure any impairment of investment property when the estimated undiscounted operating income before depreciation and amortization plus its residual value is less than the carrying value of the property. To the extent impairment has occurred, we charge to expense the excess of the carrying value of the property over its estimated fair value. We estimate fair value using unobservable data such as operating income, estimated capitalization rates, leasing prospects and local market information. We may decide to dispose of properties that are held for use and the consideration received from these property dispositions may differ from their carrying values. We also review our investments, including investments in unconsolidated entities, if events or circumstances change indicating that the carrying amount of our investments may not be recoverable. We will record an impairment charge if we determine that a decline in the fair value of the investments in unconsolidated entities is other-than-temporary. Changes in economic and operating conditions that occur subsequent to our review of recoverability of investment property and other investments in unconsolidated entities could impact the assumptions used in that assessment and could result in future charges to earnings if assumptions regarding those investments differ from actual results.

Investments in Unconsolidated Entities

Joint ventures are common in the real estate industry. We use joint ventures to finance properties, develop new properties, and diversify our risk in a particular property or portfolio of properties. On June 1, 2015, we completed a joint venture transaction with respect to the ownership and operation of five of our properties (see Note 5 - "Investment in Unconsolidated Entities, at Equity"). We held material unconsolidated joint venture ownership interests in six properties as of March 31, 2016 and December 31, 2015.

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
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
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

Note 6 - "Indebtedness" includes a discussion of the fair value of debt measured using Level 2 inputs. Note 4 - "Investment in Real Estate" includes a discussion of the fair values recorded in purchase accounting, using Level 2 and Level 3 inputs. Level 3 inputs to our purchase accounting analyses include our estimations of net operating results of the property, capitalization rates and discount rates. Similar Level 3 inputs are used in our impairment analyses noted above.

The Company has derivatives that must be measured under the fair value standard (see Note 7 - "Derivative Financial Instruments"). The Company currently does not have any non-financial assets and non-financial liabilities that are required to be measured at fair value on a recurring basis.

Purchase Accounting

We record the purchase price of acquisitions and any excess investment in unconsolidated entities to the various components of the acquisition based upon the fair value of each component which may be derived from various observable or unobservable inputs and assumptions. Also, we may utilize third party valuation specialists. These components typically include buildings, land and intangibles related to in-place leases, and we estimate:

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
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

The fair value of building is depreciated over the estimated remaining life of the acquired building or related improvements. We amortize tenant improvements, in-place lease assets and other lease-related intangibles over the remaining life of the underlying leases. We also estimate the value of other acquired intangible assets, if any, which are amortized over the remaining life of the underlying related intangibles.

Use of Estimates

We prepared the accompanying consolidated financial statements in accordance with GAAP. This requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reported period. Our actual results could differ from these estimates.

Segment Disclosure

Our primary business is the ownership, development and management of retail real estate. We have aggregated our operations, including malls and community centers, into one reportable segment because they have similar economic characteristics and we provide similar products and services to similar types of, and in many cases, the same tenants.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." ASU No. 2014-09 revises GAAP by offering a single comprehensive revenue recognition standard instead of numerous revenue requirements for particular industries or transactions, which sometimes resulted in different accounting for economically similar transactions. An entity has the option to apply the provisions of ASU No. 2014-09 either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying this standard recognized at the date of initial application. On July 9, 2015, the FASB announced it would defer the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date. The FASB also decided to permit early adoption of the standard, but not before the original effective date of December 15, 2016. We are currently evaluating our method of adopting and the impact, if any, the adoption of this standard will have on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs." This standard amended existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of as a deferred charge. It was effective for annual reporting periods beginning after December 15, 2015, but early adoption was permitted. This new guidance reduced total assets and total long-term debt on our consolidated balance sheets by amounts ($18.1 million and $19.9 million as of March 31, 2016 and December 31, 2015, respectively) previously classified as deferred debt issuance costs (see Note 6 - "Indebtedness" for amounts), but this standard did not have any other effect on our consolidated financial statements.

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

Reclassifications

Reclassifications of certain amounts in the 2015 consolidated financial statements have been made in order to conform with 2016 presentation.

WP Glimcher Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

4.    Investment in Real Estate

The Merger

On January 15, 2015, we acquired 23 properties in the Merger (see Note 1 - "Organization"). We reflected the assets and liabilities of the properties acquired in the Merger at the estimated fair value on the January 15, 2015 acquisition date. The following table summarizes the purchase accounting for the acquisition, which was finalized during the quarter ended March 31, 2016 and did not result in any material changes from the estimated fair values disclosed in the 2015 Form 10-K:

Investment properties	$3,091,410
Cash and cash equivalents (1)	547,294
Tenant accounts receivable	14,311
Investment in and advances to unconsolidated real estate entities	21,994
Deferred costs and other assets (including intangibles)	370,079
Accounts payable, accrued expenses, intangibles, and deferred revenue	(289,551)
Distributions payable	(2,658)
Redeemable noncontrolling interests, including preferred units	(5,795)
Total assets acquired and liabilities assumed	3,747,084
Fair value of mortgage notes payable assumed	(1,356,389)
Net assets acquired	2,390,695
Less: Common shares issued	(535,490)
Less: Preferred shares issued	(319,960)
Less: Common operating partnership units issued to limited partners	(29,482)
Less: Cash and cash equivalents acquired	(547,294)
Net cash paid for acquisition	$958,469

(1)    Includes the proceeds from the Property Sale, net of the repayment of the $155.0 million balance on the Glimcher credit facility.

The consolidated balance sheet at March 31, 2016 contains certain intangible assets associated with the Merger. Intangibles of $96.9 million, which relate primarily to above-market leases and lease in place values (excluding the amounts related to the O'Connor Properties, which were transferred to unconsolidated entities upon deconsolidation on June 1, 2015, per Note 5 - "Investment in Unconsolidated Entities, at Equity"), are included in “Deferred costs and other assets” at March 31, 2016. Intangibles of $95.1 million, which are primarily related to below-market leases, are included in “Accounts payable, accrued expense, intangibles, and deferred revenue” at March 31, 2016.

Total revenues and net loss (excluding transaction costs and costs of corporate borrowing) from the properties we acquired in the Merger (including the amounts from the O'Connor Properties for periods prior to the date of the O'Connor Joint Venture transaction) were $68.8 million and $10.3 million, respectively, for the three months ended March 31, 2015, which are included in the accompanying consolidated statements of operations and comprehensive income (loss).

2016 Dispositions

On January 29, 2016, the Company completed the sale of Forest Mall, located in Fond Du Lac, Wisconsin, and Northlake Mall, located in Atlanta, Georgia, to private real estate investors (the "Buyers") for an aggregate purchase price of $30.0 million, which was classified as real estate held for sale on the consolidated balance sheet as of December 31, 2015. The sales price consisted of $10.0 million paid to the Company at closing and the issuance of a promissory note for $20.0 million from the Company to the Buyers with an interest rate of 6% per annum. The note is due on June 30, 2016 with one six-month extension option available to the Buyers. As of March 31, 2016, the Buyers are current on their interest payments. In connection with the sale the Company recorded a $2.2 million loss on the sale. The net proceeds from the transactions were used to reduce the balance outstanding under the Revolver, as defined below.

WP Glimcher Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
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

Intangible Assets and Liabilities Associated with Acquisitions

Intangible assets and liabilities as of March 31, 2016, which were recorded at the respective acquisition dates, are associated with the Company's acquisitions of properties at fair value, including the properties acquired in the Merger.

The gross intangibles recorded as of their respective acquisition dates are comprised of an asset for acquired above-market leases of $62,900 in which the Company is the lessor, a liability for acquired below-market leases of $159,399 in which the Company is the lessor, a liability of $2,536 for an acquired above-market lease in which the Company is the lessee, and an asset for in-place leases of $156,842.

The intangibles related to above and below-market leases in which the Company is the lessor are amortized to minimum rents on a straight-line basis over the estimated life of the lease, with amortization as a net increase to minimum rents in the amounts of $1.9 million and $4.6 million for the three months ended March 31, 2016 and 2015, respectively. The above-market leases in which the Company is the lessee are amortized to other operating expenses over the life of the non-cancelable lease terms, with amortization as a net decrease to other operating expenses in the amounts of $20 and $26 for the three months ended March 31, 2016 and 2015, respectively. In-place leases are amortized to depreciation and amortization expense over the life of the leases to which they pertain, with such amortization in the amounts of $6.6 million and $14.9 million for the three months ended March 31, 2016 and 2015, respectively. The 2016 activity reflects the deconsolidation of the activity related to the properties transferred to the O'Connor Joint Venture (see Note 5 - "Investment in Unconsolidated Entities, at Equity").

The table below identifies the types of intangible assets and liabilities, their location on the consolidated balance sheets, their weighted average amortization period, and their book value, which is net of accumulated amortization, as of March 31, 2016 and December 31, 2015:

			Balance as of
Intangible Asset/Liability	Location on the Consolidated Balance Sheets	Weighted Average Remaining Amortization (in years)	March 31, 2016	December 31, 2015
Above-market leases - Company is lessor	Deferred costs and other assets	7.4	$44,164	$47,285
Below-market leases - Company is lessor	Accounts payable, accrued expenses, intangibles and deferred revenues	13.3	$124,073	$131,854
Above-market lease - Company is lessee	Accounts payable, accrued expenses, intangibles and deferred revenues	31.2	$2,441	$2,461
In-place leases	Deferred costs and other assets	9.6	$93,556	$99,836

WP Glimcher Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

Condensed Pro Forma Financial Information (Unaudited)

The results of operations of acquired properties are included in the consolidated statements of operations beginning on their respective acquisition dates. The following unaudited condensed pro forma financial information is presented as if the Merger and the Property Sale described in Note 1 - "Organization," which were completed on January 15, 2015, had been consummated on January 1, 2015. The unaudited condensed pro forma financial information assumes the O'Connor Joint Venture transaction completed on June 1, 2015 (see Note 5 - "Investment in Unconsolidated Entities, at Equity") also occurred as of January 1, 2015. Additionally, adjustments have been made to reflect the following transactions as if they occurred on January 1, 2015: the issuance of the Notes Payable on March 24, 2015 (see Note 6 - "Indebtedness"), the redemption of all of the outstanding Series G Preferred Shares on April 15, 2015 (see Note 8 - "Equity"), the refinancings of property mortgages on May 21, 2015 (see Note 6 - "Indebtedness"), the receipt of funds from the June 2015 Term Loan on June 4, 2015 (see Note 6 - "Indebtedness") and the receipt of funds from the December 2015 Term Loan on December 10, 2015 (see Note 6 - "Indebtedness"). Finally, no pro forma adjustments have been made for the January 13, 2015 acquisition of Canyon View Marketplace or the January 29, 2016 sale of Forest Mall and Northlake Mall since they would not have a significant impact. The unaudited condensed pro forma financial information is for comparative purposes only and not necessarily indicative of what actual results of operations of the Company would have been had the Merger and other transactions noted above been consummated on January 1, 2015, nor does it purport to represent the results of operations for future periods.

WPG Inc. Condensed Pro Forma Financial Information (Unaudited)

The table below contains information related to the unaudited condensed pro forma financial information of WPG Inc. for the three months ended March 31, 2015 is as follows:

Three Months Ended March 31,
2015
Total revenues	$213,333
Net income attributable to the Company	$13,934
Net income attributable to common shareholders	$10,797
Earnings per common share-basic and diluted	$0.06
Weighted average shares outstanding-basic (in thousands)	185,099
Weighted average shares outstanding-diluted (in thousands)	219,942

WPG L.P. Condensed Pro Forma Financial Information (Unaudited)
The table below contains information related to the unaudited condensed pro forma financial information of WPG L.P. for the three months ended March 31, 2015 is as follows:

Three Months Ended March 31,
2015
Total revenues	$213,333
Net income attributable to unitholders	$15,940
Net income attributable to common unitholders	$12,803
Earnings per common unit-basic and diluted	$0.06
Weighted average units outstanding-basic (in thousands)	219,468
Weighted average units outstanding-diluted (in thousands)	219,942

WP Glimcher Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

5.	Investment in Unconsolidated Entities, at Equity
The Company's investment activity in unconsolidated real estate entities for the three months ended March 31, 2016 consisted of investments in the following joint ventures:

•	The O'Connor Joint Venture
On June 1, 2015, we completed a joint venture transaction with O'Connor Mall Partners, L.P. ("O'Connor"), an unaffiliated third party, with respect to the ownership and operation of five of the Company’s malls and certain related out-parcels (the "O'Connor Joint Venture") acquired in the Merger, which were valued at approximately $1.625 billion, consisting of the following: The Mall at Johnson City located in Johnson City, Tennessee; Pearlridge Center located in Aiea, Hawaii; Polaris Fashion Place® located in Columbus, Ohio; Scottsdale Quarter® located in Scottsdale, Arizona and Town Center Plaza (which consists of Town Center Plaza and the adjacent Town Center Crossing) located in Leawood, Kansas (collectively the "O'Connor Properties"). Under the terms of the joint venture agreement, we retained a 51% interest in the O'Connor Joint Venture and sold the remaining 49% interest to O'Connor. In addition, the Company received reimbursement for 49% of costs incurred as of June 1, 2015 related to development activity at Scottsdale Quarter. The transaction generated net proceeds, after taking into consideration the assumption of debt (including the new loans on Pearlridge Center and Scottsdale Quarter) and costs associated with the transaction, of approximately $432 million (including $28.7 million for the partial reimbursement of the Scottsdale Quarter development costs), which was used to repay a portion of the Bridge Loan (see Note 6 - "Indebtedness"). Since we no longer control the operations of the O'Connor Properties, we deconsolidated the properties and recorded a gain in connection with this sale of $4.2 million on June 1, 2015. We retained management and leasing responsibilities for the O'Connor Properties, though our partner's substantive participating rights over the decisions most important to the operations of the O'Connor Joint Venture preclude our control and consolidation of this venture.
This investment consists of a 51% interest held by the Company in the O'Connor Joint Venture that owns and operates the O'Connor Properties. One of the properties in this venture, Pearlridge Center, is subject to a ground lease.

•	The Seminole Joint Venture
This investment consists of a 45% interest held by the Company in Seminole Towne Center, an approximate 1.1 million square foot enclosed regional mall located in the Orlando, Florida area. The Company's effective financial interest in this property (after preferences) is estimated to be approximately 22% for 2016.

•	Other Joint Venture
The Company also holds an indirect 12.5% ownership interest in certain real estate through a joint venture with an unaffiliated third party.
Individual agreements specify which services the Company is to provide to each joint venture. The Company, through its affiliates, may provide management, development, construction, leasing and legal services for a fee to each of the joint ventures described above.
The results for the O'Connor Joint Venture are included below for the three months ended March 31, 2016.
The results for Seminole Towne Center are included below for all periods presented. The results for the indirect 12.5% ownership interest in certain real estate are included for the three months ended March 31, 2016 and for the period from January 15, 2015 through March 31, 2015.

WP Glimcher Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

The following table presents the combined statements of operations for the unconsolidated joint venture properties for the periods indicated above during which the Company accounted for these investments as unconsolidated entities for the three months ended March 31, 2016 and 2015:

	For the Three Months Ended March 31,
	2016	2015
Total revenues	$46,312	$8,464
Operating expenses	19,306	3,969
Depreciation and amortization	20,044	1,301
Operating income	6,962	3,194
Interest expense, net	(7,889)	(1,096)
Net (loss) income from the Company's unconsolidated real estate entities	(927)	2,098
Our share of (loss) income from the Company's unconsolidated real estate entities	$(1,161)	$216

6.	Indebtedness

Mortgage Debt

Total mortgage indebtedness at March 31, 2016 and December 31, 2015 was as follows:

	March 31, 2016	December 31, 2015
Face amount of mortgage loans	$1,778,445	$1,782,103
Fair value adjustments, net	16,032	17,683
Debt issuance cost, net	(5,857)	(6,347)
Carrying value of mortgage loans	$1,788,620	$1,793,439

A roll forward of mortgage indebtedness from December 31, 2015 to March 31, 2016 is summarized as follows:

Balance, December 31, 2015	$1,793,439
Debt amortization payments	(3,658)
Amortization of fair value and other adjustments	(1,651)
Amortization of debt issuance costs	490
Balance, March 31, 2016	$1,788,620
Unsecured Debt

The Facility

On May 15, 2014, we closed on a senior unsecured revolving credit facility, or "Revolver," and a senior unsecured term loan, or "Term Loan" (collectively referred to as the "Facility"). The Revolver provides borrowings on a revolving basis up to $900.0 million, bears interest at one-month LIBOR plus 1.25%, and will initially mature on May 30, 2018, subject to two six-month extensions available at our option subject to compliance with the terms of the Facility and payment of a customary extension fee. The Term Loan provides borrowings in an aggregate principal amount up to $500.0 million, bears interest at one-month LIBOR plus 1.45%, and will mature on May 30, 2017, subject to two, 12-month extensions available at our option subject to compliance with the terms of the Facility and payment of a customary extension fee. The interest rate on the Facility may vary in the future based on the Company's credit rating.

WP Glimcher Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

At March 31, 2016, borrowings under the Facility consisted of $263.8 million outstanding under the Revolver (before debt issuance costs, net of $2.8 million) and $500.0 million outstanding under the Term Loan (before debt issuance costs, net of $0.2 million). On March 31, 2016, we had an aggregate available borrowing capacity of $635.9 million under the Revolver, net of $0.3 million reserved for outstanding letters of credit. At March 31, 2016, the applicable interest rate on the Revolver was one-month LIBOR plus 1.25%, or 1.69%, and the applicable interest rate on the Term Loan was one-month LIBOR plus 1.45%, or 1.89%.

Term Loans
On December 10, 2015, the Company borrowed $340.0 million under a term loan (the "December 2015 Term Loan"), pursuant to a commitment received from bank lenders. The December 2015 Term Loan bears interest at one-month LIBOR plus 1.80% and will mature in January 2023. The interest rate on the December 2015 Term Loan may vary in the future based on the Company's credit rating. On December 11, 2015, the Company executed interest rate swap agreements totaling $340.0 million, which effectively fixed the interest rate on the December 2015 Term Loan at 3.51% through January 2023. The Company used the proceeds from the December 2015 Term Loan to repay outstanding amounts on the Revolver and for other general corporate purposes. As of March 31, 2016, the balance is $336.6 million, net of $3.4 million of debt issuance costs, net.
On June 4, 2015, the Company borrowed $500.0 million under a term loan (the "June 2015 Term Loan"), pursuant to a commitment received from bank lenders. The June 2015 Term Loan bears interest at one-month LIBOR plus 1.45% and will mature in March 2020. The interest rate on the June 2015 Term Loan may vary in the future based on the Company's credit rating. On June 19, 2015, the Company executed interest rate swap agreements totaling $500.0 million, with an effective date of July 6, 2015, which effectively fixed the interest rate on the June 2015 Term Loan at 2.56% through June 2018. The Company used the proceeds from the June 2015 Term Loan to repay the remaining outstanding balance on the Bridge Loan (defined below). As of March 31, 2016, the balance is $497.1 million, net of $2.9 million of debt issuance costs, net.

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

On January 15, 2015, the Company borrowed $1.19 billion under the Bridge Loan in connection with the closing of the Merger, which balance was repaid in full during 2015.

The Company incurred $10.4 million of Bridge Loan commitment, structuring and funding fees. Upon the repayment of the Bridge Loan, the Company accelerated amortization of the deferred loan costs, resulting in total amortization of $4.1 million included in interest expense in the accompanying consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2015.

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

As of March 31, 2016, the balance outstanding under the Exchange Notes is $247.1 million, net of $2.9 million of debt discount and issuance costs, net.

WP Glimcher Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

Covenants

Our unsecured debt agreements contain financial and other covenants. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender including adjustments to the applicable interest rate. As of March 31, 2016, management believes the Company is in compliance with all covenants of its unsecured debt.

The total balance of mortgages was approximately $1.8 billion as of March 31, 2016. At March 31, 2016, certain of our consolidated subsidiaries were the borrowers under 34 non-recourse loans and one partial-recourse loan secured by mortgages encumbering 39 properties, including two separate pools of cross-defaulted and cross-collateralized mortgages encumbering a total of six properties. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt instruments contain financial and other non-financial covenants which are specific to the properties which serve as collateral for that debt. Our existing non-recourse mortgage loans generally prohibit our subsidiaries that are borrowers thereunder from incurring additional indebtedness, subject to certain customary and limited exceptions. In addition, certain of these instruments limit the ability of the applicable borrower's parent entity from incurring mezzanine indebtedness unless certain conditions are satisfied, including compliance with maximum loan to value ratio and minimum debt service coverage ratio tests. Further, under certain of these existing agreements, if certain cash flow levels in respect of the applicable mortgaged property (as described in the applicable agreement) are not maintained for at least two consecutive quarters, the lender could accelerate the debt and enforce its right against its collateral. If the borrower fails to comply with these covenants, the lender could accelerate the debt and enforce its right against their collateral.
On January 11, 2016, the $44.9 million mortgage loan secured by River Valley Mall, located in Lancaster, Ohio, matured.  The borrower, a consolidated subsidiary of the Company, did not repay the loan in full on the maturity date.  The borrower has initiated discussions with the special servicer regarding this non-recourse loan and is considering various options including restructuring, extending and other options, including transitioning to the lender.
On October 30, 2015, we received a notice of default letter, dated that same date, from the special servicer to the borrower concerning the $62.4 million mortgage loan that matures on February 1, 2017 and is secured by Chesapeake Square, located in Chesapeake, Virginia. The default resulted from an operating cash flow shortfall at the property in October 2015 that the borrower, a consolidated subsidiary of the Company, did not cure.  The borrower transitioned the property to the lender on April 28, 2016 (see Note 12 - "Subsequent Events").

On October 8, 2015, we received a notice of default letter, dated October 5, 2015, from the special servicer to the borrower of the $52.9 million mortgage loan secured by Merritt Square Mall, located in Merritt Island, Florida.  The letter was sent because the borrower, a consolidated subsidiary of the Company, did not repay the loan in full by its September 1, 2015 maturity date.  The borrower has initiated discussions with the special servicer regarding this non-recourse loan and expects to transition the property to the lender in the second quarter of 2016.

At March 31, 2016, management believes the applicable borrowers under our other non-recourse mortgage loans were in compliance with all covenants where non-compliance could individually, or giving effect to applicable cross-default provisions in the aggregate, have a material adverse effect on our financial condition, results of operations or cash flows. In addition, we have identified the following properties as over-levered: Southern Hills Mall, located in Sioux City, Iowa, where we have commenced discussions with the special servicer on the loan encumbering this property, and Valle Vista Mall, located in Harlingen, Texas, where we expect to commence discussions with the special servicer on the loan encumbering this property.

WP Glimcher Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

Fair Value of Debt

The carrying values of our variable-rate loans approximate their fair values. We estimate the fair values of fixed-rate mortgages using cash flows discounted at current borrowing rates. The book value of our fixed-rate mortgages was $1.6 billion as of March 31, 2016 and December 31, 2015. The fair values of these financial instruments and the related discount rate assumptions as of March 31, 2016 and December 31, 2015 are summarized as follows:

	March 31, 2016	December 31, 2015
Fair value of fixed-rate mortgages	$1,686,130	$1,675,035
Weighted average discount rates assumed in calculation of fair value for fixed-rate mortgages	3.15%	3.42%

7.	Derivative Financial Instruments

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in other comprehensive income ("OCI") or other comprehensive loss (“OCL”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Net realized gains or losses resulting from derivatives that were settled in conjunction with planned fixed-rate financings or refinancings continue to be included in accumulated other comprehensive loss ("AOCL") during the term of the hedged debt transaction. Any ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company recognized $2.3 million of hedge ineffectiveness as a decrease to earnings during the three months ended March 31, 2016, primarily resulting from a mismatch in the terms of the December 2015 Term Loan and the corresponding derivative. The December 2015 Term loan includes a 0% LIBOR floor while the corresponding derivative does not. There was no hedge ineffectiveness in earnings during the three months ended March 31, 2015.

Amounts reported in AOCL relate to derivatives that will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt. Realized gains or losses on settled derivative instruments included in AOCL are recognized as an adjustment to income over the term of the hedged debt transaction. During the next twelve months, the Company estimates that an additional $6.5 million will be reclassified as an increase to interest expense.

As of March 31, 2016, the Company had twelve outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk with a notional value of $939,600.

WP Glimcher Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the consolidated balance sheets as of March 31, 2016 and December 31, 2015:

Derivatives designated as hedging instruments:		Balance Sheet Location	As of March 31, 2016	As of December 31, 2015
Interest rate products	Asset derivatives	Deferred costs and other assets	$—	$1,658
Interest rate products	Liability derivatives	Accounts payable, accrued expenses, intangibles and deferred revenues	$14,273	$152

The asset derivative instruments were reported at their fair value of zero and $1,658 in deferred costs and other assets at March 31, 2016 and December 31, 2015, respectively, with a corresponding adjustment to OCI for the unrealized gains and losses (net of noncontrolling interest allocation). The liability derivative instruments were reported at their fair value of $14,273 and $152 in accounts payable, accrued expenses, intangibles, and deferred revenues at March 31, 2016 and December 31, 2015, respectively, with a corresponding adjustment to OCL for the unrealized gains and losses (net of noncontrolling interest allocation). Over time, the unrealized gains and losses held in AOCL will be reclassified to earnings. This reclassification will correlate with the recognition of the hedged interest payments in earnings.

During the three months ended March 31, 2016, the Company recognized OCL of $37 related to the two ten-year forward starting swaps that were terminated on September 9, 2015. The Company recognized OCL of $5,212, of which $860 has been amortized into interest expense, related to the five three-year swaps associated with the June 2015 Term Loan.  The Company recognized OCL of $10,148, net of $1,101 which has been amortized into interest expense, related to the six seven-year swaps associated with the December 2015 Term Loan.

During the three months ended March 31, 2015, the Company recognized OCI of $593 related to the five-year swaps associated with the Notes Payable, which will be amortized into expense over the term of the Notes Payable, and OCL of $1.0 million related to the two ten-year forward starting swaps that were terminated on September 9, 2015.

The tables below present the effect of the Company's derivative financial instruments on the consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2016 and 2015:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCL on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from AOCL into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCL into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended			Three Months Ended			Three Months Ended
	March 31,			March 31,			March 31,
	2016	2015		2016	2015		2016	2015
Interest rate products	$(15,397)	$(407)	Interest expense	$1,931	$3	Interest expense	$(2,342)	$—

WP Glimcher Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

Non-Designated Hedges

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks, but do not meet the strict hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of March 31, 2016, the Company has no derivatives that are not designated as cash flow hedges.

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

As of March 31, 2016, the fair value of derivatives in a net liability position, plus accrued interest but excluding any adjustment for nonperformance risk, related to these agreements was $15,993. As of March 31, 2016, the Company has not posted any collateral related to these agreements. The Company is not in default with any of these provisions. If the Company had breached any of these provisions at March 31, 2016, it would have been required to settle its obligations under the agreements at their termination value of $15,993.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2016 and December 31, 2015, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The Company values its net derivative instruments on a recurring basis using significant other observable inputs (Level 2).

WP Glimcher Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

The tables below presents the Company’s net assets and liabilities measured at fair value as of March 31, 2016 and December 31, 2015 aggregated by the level in the fair value hierarchy within which those measurements fall:

	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2016
Derivative instruments, net	$—	$(14,273)	$—	$(14,273)

	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2015
Derivative instruments, net	$—	$1,506	$—	$1,506

8.	Equity

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

Exchange Rights
Subject to the terms of the limited partnership agreement of WPG L.P., limited partners in WPG L.P. have, at their option, the right to exchange all or any portion of their units for shares of common stock on a one‑for‑one basis or cash, as determined by WPG Inc. Therefore, the common units held by limited partners are considered by WPG Inc. to be share equivalents and classified as noncontrolling interests within permanent equity, and classified by WPG L.P. as permanent equity. The amount of cash to be paid if the exchange right is exercised and the cash option is selected will be based on the trading price of WPG Inc.'s common stock at that time. At March 31, 2016, WPG Inc. had reserved 35,129,921 shares of common stock for possible issuance upon the exchange of units held by limited partners.

The holders of the Series I-1 Preferred Units have, at their option, the right to have their units purchased by WPG L.P. subject to the satisfaction of certain conditions. Therefore, the Series I-1 Preferred Units are classified as redeemable noncontrolling interests outside of permanent equity.

WP Glimcher Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

Stock Based Compensation

On May 28, 2014, WPG Inc.'s Board of Directors adopted the Washington Prime Group, L.P. 2014 Stock Incentive Plan (the "Plan"), which permits the Company to grant awards to current and prospective directors, officers, employees and consultants of the Company or any affiliate. An aggregate of 10,000,000 shares of common stock has been reserved for issuance under the Plan. In addition, the maximum number of awards to be granted to a participant in any calendar year is 500,000 shares. Awards may be in the form of stock options, stock appreciation rights, restricted stock, restricted stock units or other stock-based awards in WPG Inc., or long term incentive plan ("LTIP") units or performance units in WPG L.P. The Plan terminates on May 28, 2024.

Long Term Incentive Awards

The Company has issued various types of LTIP awards. Listed below is the summary of the types of awards that have been issued.

Time Vested LTIP Awards

The Company has issued time-vested LTIP units ("Inducement LTIP Units") to certain executive officers and employees under the Plan, pursuant to LTIP Unit Award Agreements between the Company and each of the grant recipients. These awards will vest and the related fair value will be expensed over a four-year vesting period. During the three months ended March 31, 2016 the Company did not grant any Inducement LTIP Units.

Performance Based Awards

The Company has allocated LTIP unit awards subject to certain market conditions under ASC 718 ("Performance LTIP Units") to certain executive officers and employees to be earned and the related fair value expensed over the applicable performance periods. During the three months ended March 31, 2016, the Company did not grant any Performance LTIP Units.

Annual Long-Term Incentive Awards
During 2015, the Company approved the performance criteria and maximum dollar amount of the 2015 annual LTIP unit awards (the "2015 Annual Long-Term Incentive Awards"), that generally range from 30%-300% of annual base salary, for certain executive officers and employees of the Company. The number of awards is determined by converting the cash value of the award to a number of LTIP Units (the "Allocated Units") based on the closing price of WPG Inc.'s common shares for the final 15 days of 2015. Recipients are eligible to receive a percentage of the Allocated Units based on the Company's performance on its strategic goals detailed in the Company's 2015 cash bonus plan and the Company's relative TSR compared to the MSCI REIT Index. Payout for 40% of the Allocated Units is based on the Company's performance on the strategic goals and the payout on the remaining 60% is based on the Company's TSR performance. The strategic goal component was achieved in 2015; however, the TSR was below the threshold, resulting in a 40% award for this annual LTIP award. During the three months ended March 31, 2016, the Company awarded 323,417 LTIP units related to the 2015 Annual Long-Term Incentive Awards.
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
LTIP/WPG Restricted Share Award Related Compensation Expense

The Company recorded compensation expense related to all LTIP and WPG Restricted Shares of approximately $1.9 million (excluding the $1.2 million reversal of previously recorded stock compensation expense associated with the forfeiture of grants to former executives) and $2.3 million for the three months ended March 31, 2016 and 2015, respectively, which expense is included in general and administrative expense and merger and transaction costs in the accompanying consolidated statements of operations and comprehensive income (loss).

WP Glimcher Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

Stock Options

As part of the Merger, outstanding stock options held by certain former Glimcher employees were converted into 1,125,014 WPG stock options. During the three months ended March 31, 2016, no stock options were granted from the Plan to employees, no stock options were exercised by employees and 1,000 stock options were canceled, forfeited or expired. As of March 31, 2016, there were 1,144,181 stock options outstanding.

Distributions
On February 25, 2016, WPG Inc.'s Board of Directors declared the following cash distributions per share/unit:

Security Type	Distribution per Share/Unit	For the Quarter Ended	Record Date	Date Paid
Common Shares/Units	$0.2500	March 31, 2016	March 7, 2016	March 15, 2016
Series H Preferred Shares/Units (1)	$0.4688	March 31, 2016	March 31, 2016	April 15, 2016
Series I Preferred Shares/Units (1)	$0.4297	March 31, 2016	March 31, 2016	April 15, 2016
Series I‑1 Preferred Units (1)	$0.4563	March 31, 2016	March 31, 2016	April 15, 2016

(1)	Amounts total $3.0 million and are recorded as distributions payable in the accompanying consolidated balance sheet as of March 31, 2016.
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
Concentration of Credit Risk

Our properties rely heavily upon anchor or major tenants to attract customers; however, these retailers do not constitute a material portion of our financial results. Additionally, many anchor retailers in the mall properties own their spaces further reducing their contribution to our operating results. All operations are within the United States and no customer or tenant accounts for 5% or more of our consolidated revenues.

10.    Related Party Transactions

Transactions with SPG

As described in Note 1 - "Organization" and Note 2 - "Basis of Presentation and Principles of Consolidation," the accompanying consolidated financial statements include the operations of the properties under the Company's ownership subsequent to the separation. Transactions between the properties have been eliminated in the consolidated presentation.

WP Glimcher Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

In connection with the separation, SPG managed the day-to-day operations of our legacy SPG mall properties through February 29, 2016 in accordance with property management agreements that expire as of May 31, 2016. Additionally, WPG and SPG entered into a transition services agreement pursuant to which SPG provided to WPG, on an interim, transitional basis after the Separation Date, various services including administrative support for the community centers through December 31, 2015, information technology, accounts payable and other financial functions, as well as engineering support, quality assurance support and other administrative services. Under the transition services agreement, SPG charged WPG, based upon SPG's allocation of certain shared costs such as insurance premiums, advertising and promotional programs, leasing and development fees. Amounts charged to expense for property management and common costs, services, and other as well as insurance premiums are included in property operating costs in the consolidated statements of operations and comprehensive income (loss). Additionally, leasing and development fees charged by SPG are capitalized by the property.

Charges for properties which are consolidated for each of the periods presented are as follows:

	For the Three Months Ended March 31,
	2016	2015
Property management and common costs, services and other	$4,215	$6,929
Insurance premiums	$—	$2,269
Advertising and promotional programs	$102	$219
Capitalized leasing and development fees	$1,168	$1,631

Charges for unconsolidated properties for each of the periods presented are as follows:

	For the Three Months Ended March 31,
	2016	2015
Property management costs, services and other	$124	$222
Insurance premiums	$—	$3
Advertising and promotional programs	$6	$10
Capitalized leasing and development fees	$8	$2

At March 31, 2016 and December 31, 2015, $3,847 and $3,455, respectively, were payable to SPG and its affiliates and are included in accounts payable, accrued expenses, intangibles, and deferred revenues in the accompanying consolidated balance sheets.
In connection with and as part of WPG's post-Merger integration efforts, WPG issued a notice to SPG on November 30, 2015 to communicate its plan to terminate the transition services agreement, all applicable property management agreements with SPG, and the property development agreement except for certain limited ongoing development projects, effective May 31, 2016.
Transactions with the O'Connor Joint Venture

As described in the O'Connor Joint Venture section within Note 4 - "Investment in Real Estate," we retained management, leasing and development responsibilities for the O'Connor Properties. Related to performing these services, we recorded management fee revenue of $1.4 million for the three months ended March 31, 2016, which are included in other income in the accompanying consolidated statements of operations and comprehensive income (loss). Advances to the O'Connor Joint Venture totaled $1.1 million and $1.2 million as of March 31, 2016 and December 31, 2015, respectively, which are included in investment in and advances to unconsolidated entities, at equity in the accompanying consolidated balance sheets. Management deems this balance to be collectible and anticipates repayment within one year.

WP Glimcher Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
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

The following table sets forth the computation of WPG Inc.'s basic and diluted earnings (loss) per common share:

	For the Three Months Ended March 31,
	2016	2015
Earnings (Loss) Per Common Share, Basic:
Net income (loss) attributable to common shareholders - basic	$8,514	$(12,270)
Weighted average shares outstanding - basic	185,307,541	180,453,143
Earnings (loss) per common share, basic	$0.05	$(0.07)

Earnings (Loss) Per Common Share, Diluted:
Net income (loss) attributable to common shareholders - basic	$8,514	$(12,270)
Net income (loss) attributable to common unitholders	1,605	(2,343)
Net income (loss) attributable to common shareholders - diluted	$10,119	$(14,613)
Weighted average common shares outstanding - basic	185,307,541	180,453,143
Weighted average operating partnership units outstanding	34,304,835	34,116,765
Weighted average additional dilutive securities outstanding	657,575	—
Weighted average common shares outstanding - diluted	220,269,951	214,569,908
Earnings (loss) per common share, diluted	$0.05	$(0.07)

For the three months ended March 31, 2016 and 2015, additional potentially dilutive securities include outstanding stock options and performance based and annual LTIP unit awards. For the three months ended March 31, 2015, diluted shares exclude the impact of any such securities because their effect would be anti-dilutive. We accrue distributions when they are declared.

WPG L.P. Earnings (Loss) Per Common Unit

We determine WPG L.P.'s basic earnings (loss) per common unit based on the weighted average number of common units outstanding during the period and we consider any participating securities for purposes of applying the two-class method. We determine WPG L.P.'s diluted earnings (loss) per unit based on the weighted average number of common units outstanding combined with the incremental weighted average units that would have been outstanding assuming all potentially dilutive securities were converted into common units at the earliest date possible.

WP Glimcher Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

The following table sets forth the computation of WPG L.P.'s basic and diluted earnings (loss) per common unit:

	For the Three Months Ended March 31,
	2016	2015
Earnings (Loss) Per Common Unit, Basic and Diluted:
Net income (loss) attributable to common unitholders - basic and diluted	$10,119	$(14,613)
Weighted average common units outstanding - basic	219,612,376	214,569,908
Weighted average additional dilutive securities outstanding	657,575	—
Weighted average shares outstanding - diluted	220,269,951	214,569,908
Earnings (loss) per common unit, basic and diluted	$0.05	$(0.07)

For the three months ended March 31, 2016 and 2015, additional potentially dilutive securities include contingently-issuable units related to WPG Inc.'s outstanding stock options and WPG L.P.'s performance based and annual LTIP unit awards. For the three months ended March 31, 2015, diluted shares exclude the impact of any such securities because their effect would be anti-dilutive. We accrue distributions when they are declared.

12.    Subsequent Events

On April 21, 2016, the trustee on behalf of the mortgage lender conducted a non-judicial foreclosure sale of Chesapeake Square, located in Chesapeake, Virginia, in which the Company’s affiliate previously held a majority ownership interest. The mortgage lender was the successful bidder at the sale. Upon the ownership transfer on April 28, 2016, the Company recognized a gain of approximately $36 million based on the cancellation of outstanding mortgage debt of $62.4 million during the three months ended June 30, 2016.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in this report.

Overview - Basis of Presentation

WP Glimcher Inc. (formerly named Washington Prime Group Inc.) (“WPG Inc.”) is an Indiana corporation that operates as a self‑administered and self‑managed real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended. REITs will generally not be liable for federal corporate income taxes as long as they continue to distribute not less than 100% of their taxable income and satisfy certain other requirements. Washington Prime Group, L.P. (“WPG L.P.”) is WPG Inc.'s majority‑owned partnership subsidiary that owns, develops and manages, through its affiliates, all of WPG Inc.'s real estate properties and other assets. WPG Inc. is the sole general partner of WPG L.P. As of March 31, 2016, our assets consisted of material interests in 119 shopping centers in the United States, consisting of community centers and malls.
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
At the time of the separation and distribution, WPG Inc. owned a percentage of the outstanding units of partnership interest, or units, of WPG L.P. that is approximately equal to the percentage of outstanding units of partnership interest that SPG owned of SPG L.P., with the remaining units of WPG L.P. being owned by the limited partners who were also limited partners of SPG L.P. as of the May 16, 2014 record date. The units in WPG L.P. held by limited partners are exchangeable, at their election, for WPG Inc. common shares on a one‑for‑one basis or cash, as determined by WPG Inc.
The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The consolidated balance sheets as of March 31, 2016 and December 31, 2015 include the accounts of WPG Inc. and WPG L.P., as well as their majority owned and controlled subsidiaries. The consolidated statements of operations include the consolidated accounts of the Company. All intercompany transactions have been eliminated in consolidation. In the opinion of management, the consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods presented. The Company believes that the disclosures made are adequate to prevent the information presented from being misleading.
Prior to the separation, WPG entered into agreements with SPG under which SPG provides various services to us relating primarily to the legacy SPG Businesses, including accounting, asset management, development, human resources, information technology, leasing, legal, marketing, public reporting and tax. The charges for the services were based on an hourly or per transaction fee arrangement and pass-through of out-of-pocket costs.

The Merger

On January 15, 2015, the Company acquired Glimcher Realty Trust (“Glimcher”), pursuant to a definitive agreement and plan of merger with Glimcher and certain affiliated parties of each dated September 16, 2014 (the “Merger Agreement”), in a stock and cash transaction valued at approximately $4.2 billion, including the assumption of debt (the “Merger”). In the Merger, Glimcher common shareholders received, for each Glimcher common share, $14.02 consisting of $10.40 in cash and 0.1989 of a share of WPG Inc.’s common stock valued at $3.62 per Glimcher common share, based on the closing price of WPG Inc.’s common stock on the Merger closing date. Approximately 29.9 million shares of WPG Inc.'s common stock were issued to Glimcher shareholders in the Merger, and WPG L.P. issued to WPG Inc. a like number of common units as consideration for the common shares issued. Additionally, included in consideration were operating partnership units held by limited partners and preferred stock as noted below. In connection with the closing of the Merger, an indirect subsidiary of WPG L.P. was merged into Glimcher’s operating partnership. In the Merger, we acquired material interests in 23 shopping centers comprised of approximately 15.8 million square feet of gross leasable area and assumed additional mortgages on 14 properties with a fair value of approximately $1.4 billion. The combined company, which was renamed WP Glimcher Inc. post-Merger upon receiving shareholder approval, is comprised of more than 67 million square feet of gross leasable area (compared to approximately 53 million square feet for the Company prior to the Merger) and has a combined portfolio of material interests in 119 properties as of March 31, 2016.
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
The cash portion of the Merger consideration was funded by the Property Sale and draws under the Bridge Loan (see "Financing and Debt" below). During the three months ended March 31, 2015, the Company incurred $20.8 million of costs related to the Merger, which are included in merger and transaction costs in the consolidated statement of operations and comprehensive income (loss).
On June 1, 2015, the Company announced a management transition plan through which Mark S. Ordan, the then Executive Chairman of the Board, transitioned to serve as an active non-executive Chairman of the Board and provide consulting services to the Company under a transition and consulting agreement, effective as of January 1, 2016.  Michael P. Glimcher continues to serve as the Company’s Vice Chairman and Chief Executive Officer. Additionally, the Company has reduced staff formerly located in its Bethesda, Maryland-based transition operations group led by C. Marc Richards, the Company’s then Executive Vice President and Chief Administrative Officer, who departed the Company on January 15, 2016. Other senior executives from the Bethesda office who departed the Company at the end of 2015 were Michael J. Gaffney, then Executive Vice President, Head of Capital Markets (who served as a consultant to the Company through March 31, 2016), and Farinaz S. Tehrani, then Executive Vice President, Legal and Compliance. Reduced overhead expenses beginning in 2016 are anticipated to enable the Company to achieve synergies from the Merger as originally anticipated.

The O'Connor Joint Venture
On June 1, 2015, we completed a joint venture transaction with O'Connor Mall Partners, L.P. ("O'Connor"), an unaffiliated third party, with respect to the ownership and operation of five of the Company’s malls and certain related out-parcels (the "O'Connor Joint Venture") acquired in the Merger, which were valued at approximately $1.625 billion, consisting of the following: The Mall at Johnson City located in Johnson City, Tennessee; Pearlridge Center located in Aiea, Hawaii; Polaris Fashion Place® located in Columbus, Ohio; Scottsdale Quarter® located in Scottsdale, Arizona and Town Center Plaza (which consists of Town Center Plaza and the adjacent Town Center Crossing) located in Leawood, Kansas (collectively the "O'Connor Properties"). Under the terms of the joint venture agreement, we retained a 51% interest in the O'Connor Joint Venture and sold the remaining 49% interest to O'Connor. In addition, the Company received reimbursement for 49% of costs incurred as of June 1, 2015 related to development activity at Scottsdale Quarter. The transaction generated net proceeds, after taking into consideration the assumption of debt (including the new loans on Pearlridge Center and Scottsdale Quarter) and costs associated with the transaction, of approximately $432 million (including $28.7 million for the partial reimbursement of the Scottsdale Quarter development costs), which was used to repay a portion of the Bridge Loan (defined below). Since we no longer control the operations of the O'Connor Properties, we deconsolidated the properties and recorded a gain related to this sale of $4.2 million on June 1, 2015. We retained management and leasing responsibilities for the O'Connor Properties, though our partner's substantive participating rights over the decisions most important to the operations of the O'Connor Joint Venture preclude our control and consolidation of this venture.
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

Portfolio Data

The portfolio data discussed in this overview includes key operating statistics for the Company (including the properties acquired in the Merger for both periods) including ending occupancy, average base minimum rent per square foot and comparable NOI. These reporting metrics exclude the impact of five non-core properties and are thus deemed to be from our "core portfolio" or "core properties."

Core business fundamentals in the overall portfolio during the first three months of 2016 generally improved compared to the first three months of 2015. Ending occupancy for the core properties was 92.4% as of March 31, 2016, as compared to 91.9% as of March 31, 2015. Average base minimum rent per square foot for the core portfolio increased by 1.3% when comparing March 31, 2016 to March 31, 2015. Comparable NOI increased 4.3% for the core portfolio and 4.0% for the portfolio including the non-core properties when comparing the first quarter of 2016 to the first quarter of 2015. NOI growth resulted from $3.2 million in increased minimum rent from the lease-up of vacant spaces and from some redevelopment projects coming on-line, as well as a pick-up of $3.0 million from lower operating costs, net of the related reimbursement income, primarily from successful real estate tax appeals.  The growth in our NOI was 4.8% for our community centers and 4.1% for our core mall properties.

The following table sets forth key operating statistics for our portfolio of core properties or interests in properties:

	March 31, 2016	March 31, 2015	% Change
Ending occupancy (1)	92.4%	91.9%	0.5%
Average base minimum rent per square foot (2)	$21.39	$21.11	1.3%

(1)
Ending occupancy is the percentage of gross leasable area, or GLA, which is leased as of the last day of the reporting period. We include all Company-owned space except for mall anchors, mall majors, mall freestanding office and mall outlots in the calculation of ending occupancy. Community center GLA included in the calculation relates to all Company-owned space other than office space. When including the non-core properties, occupancy was 91.8% and 91.2% at March 31, 2016 and 2015, respectively.

(2)	Average base minimum rent per square foot is the average base minimum rent charge in effect for the reporting period for all tenants that would qualify to be included in ending occupancy.

Current Leasing Activities

During the three months ended March 31, 2016, we signed new leases and renewal leases (excluding mall anchors, majors and offices) across the core portfolio, comprising approximately 762,900 square feet. The average annual initial base minimum rent for new leases was $22.15 per square foot ("psf") and for renewed leases was $29.88 psf. For these leases, the average for tenant allowances was $34.09 psf for new leases and $7.88 psf for renewals.

Results of Operations

Activities Affecting Results

The following acquisitions and dispositions affected our results in the comparative periods:

•	On January 29, 2016, we completed the sale of Forest Mall, located in Fond Du Lac, Wisconsin, and Northlake Mall, located in Atlanta, Georgia, to private real estate investors.

•
On June 1, 2015, we completed the transaction forming the O'Connor Joint Venture with regard to the ownership and operation of the O'Connor Properties, resulting in the deconsolidation of five of our malls and certain related out-parcels acquired in the Merger. Under the terms of the joint venture agreement, we retained a 51% interest and sold a 49% interest to O'Connor, the third party partner.

•
On January 15, 2015, we acquired 23 properties in the Merger. Total revenues and net loss (excluding transaction costs and costs of corporate borrowing) from these properties (including the amounts from the O'Connor Properties for periods prior to the date of the O'Connor Joint Venture transaction) from the date of the Merger of $68.8 million and $10.3 million, respectively, for the three months ended March 31, 2015 are included in the consolidated statements of operations and comprehensive income (loss). The primary driver of the net loss is depreciation and amortization on the newly acquired assets recorded at fair value. Thus, the operating results of the properties are contributing positive FFO for the Company.

•	On January 13, 2015, we acquired Canyon View Marketplace, a 43,000 square foot shopping center located in Grand Junction, Colorado.

For the purposes of the following comparisons, the properties acquired in the Merger transaction, net of those deconsolidated in the O'Connor Joint Venture transaction (causing decreases period over period), are referred to as the "Merger Properties," and the other transactions listed above are referred to as the "Property Transactions." In the following discussions of our results of operations, "comparable" refers to properties we owned and operated throughout both of the periods under comparison.

Three Months Ended March 31, 2016 vs. Three Months Ended March 31, 2015

Minimum rents decreased $17.8 million, of which the Merger Properties accounted for $16.6 million, primarily due to the impact of O'Connor Joint Venture, and the remaining $1.2 million decrease is primarily due to the Property Transactions. Overage rents increased $0.2 million, primarily attributable to the comparable properties, net of decreases from the Merger Properties and Property Transactions. Tenant reimbursements decreased $11.3 million due to $7.6 million attributable to the Merger Properties and $3.7 million attributable to the Property Transactions and comparable properties, including amounts related to real estate refunds. Other income increased $1.2 million primarily due to $1.4 million of management, leasing and development fee income from the O'Connor Joint Venture, partially offset by a net $0.2 million decrease attributable to the Merger Properties, Property Transactions and comparable properties.

Total operating expenses decreased $55.3 million, of which $23.3 million was attributable to the Merger Properties, $20.8 million related to transaction costs associated with the Merger incurred in the 2015 period with no such costs incurred in the 2016 period, and $12.4 million was attributable to the Property Transactions and comparable properties, primarily related to decreased depreciation on fully depreciated assets and real estate refunds. These decreases were partially offset by a $1.2 million increase in general and administrative expenses.

Interest expense increased a net $0.2 million, of which $6.8 million was attributable to net borrowings to finance the Merger transaction (net of bridge loan fees written off in 2015) and $1.2 million related to default interest on properties to be transitioned to lenders. These increases were partially offset by a $5.4 million decrease attributable to the Merger Properties and a $2.4 million decrease attributable to the repayment of certain mortgages in 2015.

Loss on disposition of properties recognized in the 2016 period consisted of $2.2 million from the sale of Forest Mall and Northlake Mall. There was no such loss recognized in the 2015 period.

For WPG Inc., net income (loss) attributable to noncontrolling interests primarily relates to the allocation of income (loss) to third parties based on their respective weighted average ownership interest in WPG L.P., which percentage increased slightly due to the capital transactions related to the Merger.

Preferred share dividends relate to the 8.125% Series G Cumulative Redeemable Preferred Stock (the "Series G Preferred Shares"), the 7.5% Series H Cumulative Redeemable Preferred Stock (the "Series H Preferred Shares") and the 6.875% Series I Cumulative Redeemable Preferred Stock (the "Series I Preferred Shares") issued in connection with the Merger. Preferred dividends decreased $1.5 million primarily related to the Series G Preferred Shares, which were redeemed in full on April 15, 2015.

Liquidity and Capital Resources

Our primary uses of cash include payment of operating expenses, working capital, debt repayment, including principal and interest, reinvestment in properties, development and redevelopment of properties, tenant allowance and dividends. Our primary sources of cash are operating cash flow and borrowings under our debt arrangements, including our senior unsecured revolving credit facility, or "Revolver," and three senior unsecured term loans as further discussed below.

Because we own primarily long-lived income-producing assets, our financing strategy relies on long-term fixed rate mortgage debt as well as floating rate debt (including unsecured financing such as the Revolver and our term loans). At March 31, 2016, floating rate debt (excluding loans hedged to fixed interest) comprised 25.9% of our total consolidated debt. We will continue to monitor our borrowing mix to limit market risk. We derive most of our liquidity from leases that generate positive net cash flow from operations, the total of which was $59.1 million during the three months ended March 31, 2016.

Our balance of cash and cash equivalents decreased $25.0 million during 2016 to $91.3 million as of March 31, 2016. The decrease was primarily due to the repayment of debt and capital expenditures, partially offset by operating cash flow from the properties and proceeds from the disposition of properties. See "Cash Flows" below for more information.

On March 31, 2016, we had an aggregate available borrowing capacity of $635.9 million under the Revolver, net of outstanding borrowings of $263.8 million and $0.3 million reserved for outstanding letters of credit. The weighted average interest rate on the Revolver was 1.6% during the three months ended March 31, 2016.

The consolidated indebtedness of our business was approximately $3.6 billion as of March 31, 2016, or a decrease of approximately $18.5 million from December 31, 2015. The change in consolidated indebtedness from December 31, 2015 is described in greater detail under "Financing and Debt".

Outlook. Our business model and WPG Inc.'s status as a REIT require us to regularly access the debt markets to raise funds for acquisition, development and redevelopment activity, and to refinance maturing debt. We may also, from time to time, access the equity capital markets to accomplish our business objectives. We believe we have sufficient cash on hand, availability under the Revolver and cash flow from operations to address our debt maturities, distributions and capital needs through 2016.
The successful execution of our business strategy will require the availability of substantial amounts of operating and development capital both currently and over time. Sources of such capital could include additional bank borrowings, public and private offerings of debt or equity, including rights offerings, sale of certain assets and joint ventures. The major credit rating agencies have assigned us investment grade credit ratings, but there can be no assurance that the Company will achieve a particular rating or maintain a particular rating in the future.

Cash Flows

Our net cash flow from operating activities totaled $59.1 million during the three months ended March 31, 2016. During this period we also:

•	funded capital expenditures of $25.5 million;

•	funded net amounts of restricted cash reserves held for future capital expenditures of $3.6 million;

•	received net proceeds from the disposition of properties of $9.0 million;

•	funded investments in unconsolidated entities of $3.3 million;

•	received distributions of capital from unconsolidated entities of $15.7 million;

•	received net proceeds from lender-required restricted cash reserves on mortgage loans of $0.8 million;

•	funded the repayment of debt of $18.7 million; and

•	funded distributions to common and preferred shareholders and unitholders of $58.7 million.

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

Financing and Debt

Mortgage Debt

Total mortgage indebtedness at March 31, 2016 and December 31, 2015 was as follows (in thousands):

	March 31, 2016	December 31, 2015
Face amount of mortgage loans	$1,778,445	$1,782,103
Fair value adjustments, net	16,032	17,683
Debt issuance costs, net	(5,857)	(6,347)
Carrying value of mortgage loans	$1,788,620	$1,793,439

A roll forward of mortgage indebtedness from December 31, 2015 to March 31, 2016 is summarized as follows (in thousands):

Balance, December 31, 2015	$1,793,439
Debt amortization payments	(3,658)
Amortization of fair value and other adjustments	(1,651)
Amortization of debt issuance costs	490
Balance, March 31, 2016	$1,788,620
Highly-levered Assets
We have identified five mortgage loans that have leverage levels in excess of our targeted leverage and have worked with, or have plans to work with, the special servicers on these non-recourse mortgages. We have commenced discussions on the loans encumbering Merritt Square Mall in Merritt Island, Florida, River Valley Mall in Lancaster, Ohio, and Southern Hills Mall in Sioux City, Iowa. We received notices of default on Chesapeake Square in Chesapeake, Virginia, and Merritt Square Mall in 2015, and we are in default on River Valley Mall, but have not yet received notice of such default. See "Covenants" below for further discussion on these notices of default. Chesapeake Square was transitioned to the lender on April 28, 2016 (see details in the discussion that follows) and we expect that Merritt Square Mall will be transitioned to the lender in the second quarter of 2016. We have also identified Valle Vista Mall in Harlingen, Texas as over-levered and expect to commence discussions with the special servicer on this loan as well. As of March 31, 2016, the mortgages on these five properties total $301.7 million and we will improve our leverage once all or a portion of them are transitioned to the lenders.
On April 21, 2016, the trustee on behalf of the mortgage lender conducted a non-judicial foreclosure sale of Chesapeake Square, in which the Company’s affiliate previously held a majority ownership interest. The mortgage lender was the successful bidder at the sale. Upon the ownership transfer on April 28, 2016, the Company recognized approximately $36 million of gain based on the cancellation of outstanding mortgage debt of $62.4 million during the three months ended June 30, 2016.

Unsecured Debt

The Facility

On May 15, 2014, we closed on a senior unsecured revolving credit facility, or "Revolver," and a senior unsecured term loan, or "Term Loan" (collectively referred to as the "Facility"). The Revolver provides borrowings on a revolving basis up to $900.0 million, bears interest at one-month LIBOR plus 1.25%, and will initially mature on May 30, 2018, subject to two six-month extensions available at our option subject to compliance with the terms of the Facility and payment of a customary extension fee. The Term Loan provides borrowings in an aggregate principal amount up to $500.0 million, bears interest at one-month LIBOR plus 1.45%, and will mature on May 30, 2017, subject to two, 12-month extensions available at our option subject to compliance with the terms of the Facility and payment of a customary extension fee. The interest rate on the Facility may vary based on the Company's credit rating.

At March 31, 2016, borrowings under the Facility consisted of $263.8 million outstanding under the Revolver (before debt issuance costs, net of $2.8 million) and $500.0 million outstanding under the Term Loan (before debt issuance costs, net of $0.2 million). On March 31, 2016, we had an aggregate available borrowing capacity of $635.9 million under the Revolver, net of $0.3 million reserved for outstanding letters of credit. At March 31, 2016, the applicable interest rate on the Revolver was one-month LIBOR plus 1.25%, or 1.69%, and the applicable interest rate on the Term Loan was one-month LIBOR plus 1.45%, or 1.89%.

Term Loans

On December 10, 2015, the Company borrowed $340.0 million under a term loan (the "December 2015 Term Loan"), pursuant to a commitment received from bank lenders. The December 2015 Term Loan bears interest at one-month LIBOR plus 1.80% and will mature in January 2023. The interest rate on the December 2015 Term Loan may vary in the future based on the Company's credit rating. On December 11, 2015, the Company executed interest rate swap agreements totaling $340.0 million, which effectively fixed the interest rate on the December 2015 Term Loan at 3.51% through January 2023. The Company used the proceeds from the December 2015 Term Loan to repay outstanding amounts on the Revolver and for other general corporate purposes. As of March 31, 2016, the balance is $336.6 million, net of $3.4 million of debt issuance costs, net.
On June 4, 2015, the Company borrowed $500.0 million under a term loan (the "June 2015 Term Loan"), pursuant to a commitment received from bank lenders. The June 2015 Term Loan bears interest at one-month LIBOR plus 1.45% and will mature in March 2020. The interest rate on the June 2015 Term Loan may vary in the future based on the Company's credit rating. On June 19, 2015, the Company executed interest rate swap agreements totaling $500.0 million, with an effective date of July 6, 2015, which effectively fixed the interest rate on the June 2015 Term Loan at 2.56% through June 2018. The Company used the proceeds from the June 2015 Term Loan to repay the remaining outstanding balance on the Bridge Loan (defined below). As of March 31, 2016, the balance is $497.1 million, net of $2.9 million of debt issuance costs, net.

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

On January 15, 2015, the Company borrowed $1.19 billion under the Bridge Loan in connection with the closing of the Merger, which balance was repaid in full during 2015.

The Company incurred $10.4 million of Bridge Loan commitment, structuring and funding fees. Upon the repayment of the Bridge Loan, the Company accelerated amortization of the deferred loan costs, resulting in total amortization of $4.1 million included in interest expense in the consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2015.

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

As of March 31, 2016, the balance outstanding under the Exchange Notes is $247.1 million, net of $2.9 million of debt discount and issuance costs, net.

Covenants
Our unsecured debt agreements contain financial and other covenants. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender including adjustments to the applicable interest rate. As of March 31, 2016, management believes the Company is in compliance with all covenants of its unsecured debt.

The total balance of mortgages was approximately $1.8 billion as of March 31, 2016. At March 31, 2016, certain of our consolidated subsidiaries were the borrowers under 34 non-recourse loans and one partial-recourse loan secured by mortgages encumbering 39 properties, including two separate pools of cross-defaulted and cross-collateralized mortgages encumbering a total of six properties. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt instruments contain financial and other non-financial covenants which are specific to the properties which serve as collateral for that debt. Our existing non-recourse mortgage loans generally prohibit our subsidiaries that are borrowers thereunder from incurring additional indebtedness, subject to certain customary and limited exceptions. In addition, certain of these instruments limit the ability of the applicable borrower's parent entity from incurring mezzanine indebtedness unless certain conditions are satisfied, including compliance with maximum loan to value ratio and minimum debt service coverage ratio tests. Further, under certain of these existing agreements, if certain cash flow levels in respect of the applicable mortgaged property (as described in the applicable agreement) are not maintained for at least two consecutive quarters, the lender could accelerate the debt and enforce its right against its collateral. If the borrower fails to comply with these covenants, the lender could accelerate the debt and enforce its right against their collateral.
On January 11, 2016, the $44.9 million mortgage loan secured by River Valley Mall matured.  The borrower, a consolidated subsidiary of the Company, did not repay the loan in full on the maturity date.  The borrower has initiated discussions with the special servicer regarding this non-recourse loan and is considering various options including restructuring, extending and other options, including transitioning to the lender.
On October 30, 2015, we received a notice of default letter, dated that same date, from the special servicer to the borrower concerning the $62.4 million mortgage loan that matures on February 1, 2017 and is secured by Chesapeake Square. The default resulted from an operating cash flow shortfall at the property in October 2015 that the borrower, a consolidated subsidiary of the Company, did not cure.  The borrower transitioned the property to the lender on April 28, 2016 (see details at "Highly-levered Assets" above).

On October 8, 2015, we received a notice of default letter, dated October 5, 2015, from the special servicer to the borrower of the $52.9 million mortgage loan secured by Merritt Square Mall.  The letter was sent because the borrower, a consolidated subsidiary of the Company, did not repay the loan in full by its September 1, 2015 maturity date.  The borrower has initiated discussions with the special servicer regarding this non-recourse loan and expects to transition the property to the lender in the second quarter of 2016.

At March 31, 2016, management believes the applicable borrowers under our other non-recourse mortgage loans were in compliance with all covenants where non-compliance could individually, or giving effect to applicable cross-default provisions in the aggregate, have a material adverse effect on our financial condition, results of operations or cash flows.

Summary of Financing

Our consolidated debt and the effective weighted average interest rates as of March 31, 2016 and December 31, 2015, consisted of the following (dollars in thousands):

	March 31, 2016	Weighted Average Interest Rate	December 31, 2015	Weighted Average Interest Rate
Fixed-rate debt, face amount	$2,682,345	4.52%	$2,686,003	4.48%
Variable-rate debt, face amount	949,850	1.93%	964,850	1.91%
Total face amount of debt	3,632,195	3.84%	3,650,853	3.80%
Note discount	(57)		(60)
Fair value adjustments, net	16,032		17,683
Debt issuance costs, net	(18,097)		(19,875)
Total carrying value of debt	$3,630,073		$3,648,601

Contractual Obligations

The following table summarizes the material aspects of the Company's future obligations for consolidated entities as of March 31, 2016, for the remainder of 2016 and for subsequent years thereafter assuming the obligations remain outstanding through maturities noted below (in thousands):

	2016	2017 - 2018	2019 - 2020	Thereafter	Total
Long term debt (1)	$422,322	$198,409	$1,909,738	$1,101,726	$3,632,195
Interest payments (2)	82,174	173,985	136,546	97,281	489,986
Distributions (3)	10,702	15,964	—	—	26,666
Ground rent (4)	2,641	7,020	7,046	118,155	134,862
Purchase/tenant obligations (5)	82,032	—	—	—	82,032
Total	$599,871	$395,378	$2,053,330	$1,317,162	$4,365,741

(1)
Represents principal maturities only and therefore excludes net fair value adjustments of $16,032, debt issuance costs of $(18,097) and bond discount of $(57) as of March 31, 2016. In addition, the principal maturities reflect any available extension options within the control of the Company.

(2)	Variable rate interest payments are estimated based on the LIBOR rate at March 31, 2016.

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

The following table summarizes the material aspects of the Company's proportionate share of future obligations for unconsolidated entities as of March 31, 2016, for the remainder of 2016 and for subsequent years thereafter assuming the obligations remain outstanding through maturities noted below (in thousands):

	2016	2017 - 2018	2019 - 2020	Thereafter	Total
Long term debt (1)	$1,254	$3,629	$37,373	$380,726	$422,982
Interest payments	12,818	33,910	32,528	64,905	144,161
Ground rent (2)	1,446	3,858	4,320	123,633	133,257
Purchase/tenant obligations (3)	13,005	—	—	—	13,005
Total	$28,523	$41,397	$74,221	$569,264	$713,405

(1)
Represents principal maturities only and therefore excludes net fair value adjustments of $8,729 and debt issuance costs of $(1,259) as of March 31, 2016. In addition, the principal maturities reflect any available extension options.

(2)	Represents minimum future lease payments due through the end of the initial lease term.

(3)	Includes amounts due under executed leases and commitments to vendors for development and other matters.

Off-Balance Sheet Arrangements

Off-balance sheet arrangements consist primarily of investments in joint ventures which are common in the real estate industry. Joint ventures typically fund their cash needs through secured debt financings obtained by and in the name of the joint venture entity. The joint venture debt is secured by a first mortgage, is without recourse to the joint venture partners, and does not represent a liability of the partners, except to the extent the partners or their affiliates expressly guarantee the joint venture debt. As of March 31, 2016, there were no guarantees of joint venture related mortgage indebtedness. In addition to obligations under mortgage indebtedness, our joint ventures have obligations under ground leases and purchase/tenant obligations. Our share of obligations under joint venture debt, ground leases and purchase/tenant obligations is quantified in the unconsolidated entities table within "Contractual Obligations" above. WPG may elect to fund cash needs of a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans, although such fundings are not required contractually or otherwise.

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

Exchange Rights
Subject to the terms of the limited partnership agreement of WPG L.P., limited partners in WPG L.P. have, at their option, the right to exchange all or any portion of their units for shares of common stock on a one‑for‑one basis or cash, as determined by WPG Inc. Therefore, the common units held by limited partners are considered by WPG Inc. to be share equivalents and classified as noncontrolling interests within permanent equity, and classified by WPG L.P. as permanent equity. The amount of cash to be paid if the exchange right is exercised and the cash option is selected will be based on the trading price of WPG Inc.'s common stock at that time. At March 31, 2016, WPG Inc. had reserved 35,129,921 shares of common stock for possible issuance upon the exchange of units held by limited partners.

The holders of the Series I-1 Preferred Units have, at their option, the right to have their units purchased by WPG L.P. subject to the satisfaction of certain conditions. Therefore, the Series I-1 Preferred Units are classified as redeemable noncontrolling interests outside of permanent equity.

Stock Based Compensation

On May 28, 2014, WPG Inc.'s Board of Directors adopted the Washington Prime Group, L.P. 2014 Stock Incentive Plan (the "Plan"), which permits the Company to grant awards to current and prospective directors, officers, employees and consultants of the Company or any affiliate. An aggregate of 10,000,000 shares of common stock has been reserved for issuance under the Plan. In addition, the maximum number of awards to be granted to a participant in any calendar year is 500,000 shares. Awards may be in the form of stock options, stock appreciation rights, restricted stock, restricted stock units or other stock-based awards in WPG Inc., or long term incentive plan ("LTIP") units or performance units in WPG L.P. The Plan terminates on May 28, 2024.

Long Term Incentive Awards

The Company has issued various types of LTIP awards. Listed below is the summary of the types of awards that have been issued.

Time Vested LTIP Awards

The Company has issued time-vested LTIP units ("Inducement LTIP Units") to certain executive officers and employees under the Plan, pursuant to LTIP Unit Award Agreements between the Company and each of the grant recipients. These awards will vest and the related fair value will be expensed over a four-year vesting period. During the three months ended March 31, 2016 the Company did not grant any Inducement LTIP Units.

Performance Based Awards

The Company has allocated LTIP unit awards subject to certain market conditions under ASC 718 ("Performance LTIP Units") to certain executive officers and employees to be earned and the related fair value expensed over the applicable performance periods. During the three months ended March 31, 2016, the Company did not grant any Performance LTIP Units.

Annual Long-Term Incentive Awards
During 2015, the Company approved the performance criteria and maximum dollar amount of the 2015 annual LTIP unit awards (the "2015 Annual Long-Term Incentive Awards"), that generally range from 30%-300% of annual base salary, for certain executive officers and employees of the Company. The number of awards is determined by converting the cash value of the award to a number of LTIP Units (the "Allocated Units") based on the closing price of WPG Inc.'s common shares for the final 15 days of 2015. Recipients are eligible to receive a percentage of the Allocated Units based on the Company's performance on its strategic goals detailed in the Company's 2015 cash bonus plan and the Company's relative TSR compared to the MSCI REIT Index. Payout for 40% of the Allocated Units is based on the Company's performance on the strategic goals and the payout on the remaining 60% is based on the Company's TSR performance. The strategic goal component was achieved in 2015; however, the TSR was below the threshold, resulting in a 40% award for this annual LTIP award. During the three months ended March 31, 2016, the Company awarded 323,417 LTIP units related to the 2015 Annual Long-Term Incentive Awards.

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

LTIP/WPG Restricted Share Award Related Compensation Expense

The Company recorded compensation expense related to all LTIP and WPG Restricted Shares of approximately $1.9 million (excluding the $1.2 million reversal of previously recorded stock compensation expense associated with the forfeiture of grants to former executives) and $2.3 million for the three months ended March 31, 2016 and 2015, respectively, which expense is included in general and administrative expense and merger and transaction costs in the accompanying consolidated statements of operations and comprehensive income (loss).
Stock Options

As part of the Merger, outstanding stock options held by certain former Glimcher employees were converted into 1,125,014 WPG stock options. During the three months ended March 31, 2016, no stock options were granted from the Plan to employees, no stock options were exercised by employees and 1,000 stock options were canceled, forfeited or expired. As of March 31, 2016, there were 1,144,181 stock options outstanding.

Distributions
On February 25, 2016, WPG Inc.'s Board of Directors declared the following cash distributions per share/unit:

Security Type	Distribution per Share/Unit	For the Quarter Ended	Record Date	Date Paid
Common Shares/Units	$0.2500	March 31, 2016	March 7, 2016	March 15, 2016
Series H Preferred Shares/Units (1)	$0.4688	March 31, 2016	March 31, 2016	April 15, 2016
Series I Preferred Shares/Units (1)	$0.4297	March 31, 2016	March 31, 2016	April 15, 2016
Series I‑1 Preferred Units (1)	$0.4563	March 31, 2016	March 31, 2016	April 15, 2016

(1)	Amounts total $3.0 million and are recorded as distributions payable in the consolidated balance sheet as of March 31, 2016.

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

On April 21, 2016, the trustee on behalf of the mortgage lender conducted a non-judicial foreclosure sale of Chesapeake Square, located in Chesapeake, Virginia, in which the Company’s affiliate previously held a majority ownership interest. The mortgage lender was the successful bidder at the sale. Upon the ownership transfer on April 28, 2016, the Company recognized approximately $36 million of gain based on the cancellation of outstanding mortgage debt of $62.4 million during the three months ended June 30, 2016.

On January 29, 2016, the Company completed the sale of Forest Mall, located in Fond Du Lac, Wisconsin, and Northlake Mall, located in Atlanta, Georgia, to private real estate investors (the "Buyers") for an aggregate purchase price of $30.0 million. The sales price consisted of $10.0 million paid to the Company at closing and the issuance of a promissory note for $20.0 million from the Company to the Buyers with an interest rate of 6% per annum. The note is due on June 30, 2016 with one six-month extension option available to the Buyers. As of March 31, 2016, the Buyers are current on their interest payments. In connection with the sale the Company recorded a $2.2 million loss on the sale. The proceeds from the transactions were used to reduce the balance outstanding under the Revolver.

Development Activity

New Development, Expansions and Redevelopments.  We routinely incur costs related to construction for significant redevelopment and expansion projects at our properties.  We expect our share of development costs for calendar year 2016 related to these activities to be approximately $150 to $200 million. Our estimated stabilized return on invested capital typically ranges between 8% and 11%.

In addition, we own land for the development of a new 400,000 square foot shopping center in the Houston metropolitan area, which has been named Fairfield Town Center.  The carrying value of this project is $15.8 million at March 31, 2016, which primarily relates to the cost of the underlying land and site improvements for infrastructure as well as the project costs incurred to date noted below.  We commenced construction to add approximately 30,000 square feet of small shop space adjacent to the H-E-B store in the fourth quarter of 2015 for an opening in 2016.  Subsequent phases will have additions of big box retailers that will offer fashion, sporting goods, home goods and restaurants. The project is being built in phases and we are currently committed to phases with a projected cost of approximately $50.0 million before any available incentives, of which we had incurred approximately $7.5 million as of March 31, 2016.  The development is expected to be fully completed in the first half of 2017. The project's leasing momentum is strong with over 90% of the space committed including over 70% from signed leases.

During the second quarter of 2014, we commenced redevelopment activities at Jefferson Valley Mall, a 556,000 square foot shopping center located in the New York City area.  A new Dick’s Sporting Goods store is expected to open at the mall during the fourth quarter of 2016 and the existing H&M store has been relocated to a newly remodeled store representing their latest prototype during the first quarter of 2016. In addition to the new retailers scheduled to open at the mall, the entrances and interior will be updated. The total cost of this project is expected to be approximately $34.0 million, of which we had incurred approximately $8.1 million as of March 31, 2016. The redevelopment is expected to be partially completed in late 2016 and fully completed in mid 2017.

The buildings on the north and south parcels of the third phase of Scottsdale Quarter ("Phase III") are constructed.  The north parcel consists of luxury apartment units with ground floor retail.  The apartments are partially occupied and leasing momentum is strong for the ground floor retail with openings expected in late 2016 and early 2017.  The O’Connor Joint Venture, of which we own a 51% interest, has retained a 25% interest in the apartment development and our joint venture partner in the apartment development has built and is managing the apartment complex.  The south parcel includes a 140,000 square foot building comprised of retail and office.  American Girl is the retail anchor for the building and Design Within Reach occupies the majority of the remaining retail space in the building.  Office tenants began moving into the south parcel building in 2015 and office leasing on the building is nearly complete.  The middle parcel will be the final component of Phase III and will be comprised of residential, retail and likely a boutique hotel, which is planned for completion in late 2018.  Phase III will add density at Scottsdale Quarter with a mix of office, residential and lodging, but the cornerstone of the development will remain retail.  The total investment in Phase III (including our joint venture partner's share) is expected to be approximately $115.0 million to $125.0 million, of which we had incurred approximately $81.4 million as of March 31, 2016.

The redevelopment at Town Center Plaza in Leawood, Kansas will result in the addition of a new Arhaus store as well as a 40,000 square foot, two-story Restoration Hardware store.  The new Arhaus store opened during the second quarter of 2015 and the sales were above forecasted projections through March 31, 2016.  Restoration Hardware is expected to open in the fall of 2016. The investment in this redevelopment is expected to be approximately $20.0 million, of which we had incurred approximately $11.6 million as of March 31, 2016.

A redevelopment at Longview Mall in Longview, Texas is underway with an expected completion during the fourth quarter of 2016. In late 2015, we upgraded an underperforming retailer outparcel store with a new BJ’s Restaurant & Brewhouse and will soon be adding a new Dick’s Sporting Goods anchor store to the mall as well as some additional national in-line tenants. A renovation of the mall is planned in connection with this redevelopment, which has resulted in commitments by many of our retailers to remodel their stores and sign long-term renewals at higher rents. The investment in this redevelopment is expected to be approximately $15.0 million, of which we had incurred approximately $0.4 million as of March 31, 2016.

Beyond Fairfield Town Center, we do not expect to hold material land for development. Land currently held for future development is substantially limited to the land parcels at our current centers which we may utilize for expansion of the existing centers or sales of outlots.

Capital Expenditures.

The following table summarizes total capital expenditures on a cash basis for the three months ended March 31, 2016 (in thousands):

New developments	$1,980
Redevelopments and expansions	5,836
Tenant allowances	5,735
Operational capital expenditures	1,612
Total (1)	$15,163

(1) Excludes capitalized interest, wages and real estate taxes, as well as expenditures for certain equipment and fixtures, commissions and project costs, which are included in capital expenditures, net on the consolidated statement of cash flows.

Forward-Looking Statements

Certain statements made in this section or elsewhere in this report may be deemed "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained, and it is possible that our actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks and uncertainties. Such factors include, but are not limited to: our ability to meet debt service requirements, the availability of financing, adverse effects of our significant level of indebtedness, including decreasing our business flexibility and increasing our interest expense, the impact of restrictive covenants in the agreements that govern our indebtedness, risks relating to the Merger, including the ability to effectively integrate the business with that of Glimcher, changes in our credit rating, changes in market rates of interest, the ability to hedge interest rate risk, risks associated with the acquisition, development and expansion of properties, general risks related to retail real estate, including the ability to renew leases or lease new properties on favorable terms, dependency on anchor stores or major tenants and on the level of revenues realized by tenants, the liquidity of real estate investments, environmental liabilities, international, national, regional and local economic climates, changes in market rental rates, trends in the retail industry, the inability to collect rent due to the bankruptcy or insolvency of tenants or otherwise, risks relating to joint venture properties, intensely competitive market environment in the retail industry, costs of common area maintenance, insurance costs and coverage, dependency on key management personnel, terrorist activities, changes in economic and market conditions and maintenance of our status as a real estate investment trust. We discussed these and other risks and uncertainties under Part I, "Item 1A. Risk Factors" in the combined Annual Report on Form 10-K for WPG Inc. and WPG L.P. for the year ended December 31, 2015, as amended. We undertake no duty or obligation to update or revise these forward-looking statements, whether as a result of new information, future developments, or otherwise.

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

We determine FFO based on the definition set forth by the National Association of Real Estate Investment Trusts, or NAREIT, as net income computed in accordance with GAAP:

•	excluding real estate related depreciation and amortization;

•	excluding gains and losses from extraordinary items and cumulative effects of accounting changes;

•	excluding gains and losses from the sales or disposals of previously depreciated retail operating properties;

•	excluding gains and losses upon acquisition of controlling interests in properties;

•	excluding impairment charges of depreciable real estate;

•	plus the allocable portion of FFO of unconsolidated entities accounted for under the equity method of accounting based upon economic ownership interest.

We include in FFO gains and losses realized from the sale of land, marketable and non-marketable securities, and investment holdings of non-retail real estate.

You should understand that our computation of these non-GAAP measures might not be comparable to similar measures reported by other REITs and that these non-GAAP measures:

•	do not represent cash flow from operations as defined by GAAP;

•	should not be considered as alternatives to net income determined in accordance with GAAP as a measure of operating performance; and

•	are not alternatives to cash flows as a measure of liquidity.

The following schedule reconciles total FFO to net income (loss) for the three months ended March 31, 2016 and 2015 (in thousands, except share/unit amounts):

	For the Three Months Ended March 31,
	2016	2015
Net income (loss)	$13,681	$(9,588)
Less: Preferred dividends and distributions on preferred operating partnership units	(3,568)	(5,028)
Adjustments to Arrive at FFO:
Real estate depreciation and amortization, including joint venture impact	79,412	91,682
Loss on sale of interests in properties	2,209	—
Net loss attributable to noncontrolling interest holders in properties	6	3
Noncontrolling interests portion of depreciation and amortization	(39)	(33)
FFO of the Operating Partnership (1)	91,701	77,036
FFO allocable to limited partners	14,282	12,323
FFO allocable to common shareholders/unitholders	$77,419	$64,713

Diluted earnings (loss) per share/unit	$0.05	$(0.07)
Adjustments to arrive at FFO per share/unit:
Depreciation and amortization from consolidated properties and our share of real estate depreciation and amortization from unconsolidated properties	0.36	0.43
Loss on sale of interests in properties	0.01	—
Diluted FFO per share/unit	$0.42	$0.36

Weighted average shares outstanding - basic	185,307,541	180,453,143
Weighted average limited partnership units outstanding	34,304,835	34,116,765
Weighted average additional dilutive securities outstanding (2)	657,575	473,989
Weighted average shares/units outstanding - diluted	220,269,951	215,043,897

(1)
FFO of the operating partnership increased by $14.7 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. Contributing to this increase was the $20.8 million reduction in costs associated with the Merger. Additionally, during the three months ended March 31, 2015, we accelerated certain loan costs associated with the Bridge Loan. Offsetting these increases, we received less FFO related to the Merger Properties primarily attributed to the partial sale of properties into the O'Connor Joint Venture.

(2)
The weighted average additional dilutive securities for the three months ended March 31, 2015 are excluded for purposes of calculating diluted earnings (loss) per share/unit because their effect would have been anti-dilutive.

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
The following schedule reconciles comparable NOI to operating income and presents comparable NOI percent change for the three months ended March 31, 2016 and 2015 (in thousands):

	For the Three Months Ended March 31,
	2016	2015
Operating income	$55,378	$27,755

Depreciation and amortization	71,403	92,184
General and administrative	10,804	9,589
Merger and transaction costs	—	20,810
Fee income	(1,448)	(96)
Management fee allocation	3,610	3,908
Adjustment to include Glimcher NOI from prior to merger (2)	—	4,186
Pro-rata share of unconsolidated joint ventures in comp NOI	11,166	(5,500)
NOI from non-comparable properties and other (1)	3,007	(128)
NOI from sold properties	(295)	(1,308)
Termination income and outparcel sales	(980)	(633)
Straight-line rents	246	(1,595)
Ground lease adjustments for straight-line and fair market value	(5)	671
Fair market value adjustment to base rents	(1,883)	(4,638)
Less: NOI from non-core properties (3)	(4,808)	(4,985)

Comparable NOI - core portfolio	$146,195	$140,220
Comparable NOI percentage change - core portfolio	4.3%

Comparable NOI - total portfolio (including non-core)	$151,003	$145,205
Comparable NOI percentage change - total portfolio	4.0%

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

(3)	NOI from five non-core mall properties that were held in each period presented.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates, primarily LIBOR. We seek to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs by closely monitoring our variable rate debt and converting such debt to fixed rates when we deem such conversion advantageous. From time to time, we may enter into interest rate swap agreements or other interest rate hedging contracts. While these agreements are intended to lessen the impact of rising interest rates, they also expose us to the risks that the other parties to the agreements will not perform, we could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly effective cash flow hedges under GAAP guidance. As of March 31, 2016, $940.5 million of our aggregate indebtedness (25.9% of total indebtedness) was subject to variable interest rates, excluding amounts outstanding under variable rate loans that have been hedged to fixed interest rates.

If LIBOR rates of interest on our variable rate debt fluctuated, our future earnings and cash flows would be impacted, depending upon the current LIBOR rates and the existence of any derivative contracts current in effect.  Based upon our variable rate debt balance as of March 31, 2016, a 50 basis point increase in LIBOR rates would result in a decrease in earnings and cash flow of $4.7 million annually and a 50 basis point decrease in LIBOR rates (or to 0% for LIBOR rates that are below 0.50%) would result in an increase in earnings and cash flow of $3.7 million annually.  This assumes that the amount outstanding under our variable rate debt remains at $940.5 million, the balance as of March 31, 2016.

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

Management of WPG Inc., with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of WPG Inc.'s disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the disclosure controls and procedures of WPG Inc. were effective.

Changes in Internal Control Over Financial Reporting.  On January 15, 2015, the Company acquired the business and related assets and liabilities of Glimcher Realty Trust, which operated under its own set of systems and internal controls.  These systems and internal controls were utilized by the Company throughout the first quarter of 2016. The Company's two systems of internal control were integrated into a single control environment as of March 31, 2016.  There have not been any other changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Controls and Procedures of Washington Prime Group, L.P.

Evaluation of Disclosure Controls and Procedures. WPG L.P. maintains disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed in the reports that WPG L.P. files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer of WPG Inc., WPG L.P.'s general partner, as appropriate to allow timely decisions regarding required disclosures. Because of inherent limitations, disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of disclosure controls and procedures are met.

Management of WPG L.P., with the participation of the Chief Executive Officer and Chief Financial Officer of WPG Inc., WPG L.P.'s general partner, evaluated the effectiveness of the design and operation of WPG L.P.'s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of WPG Inc., WPG L.P.'s general partner, concluded that, as of the end of the period covered by this report, WPG L.P.'s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting.  On January 15, 2015, the Company acquired the business and related assets and liabilities of Glimcher Realty Trust, which operated under its own set of systems and internal controls.  These systems and internal controls were utilized by the Company throughout the first quarter of 2016. The Company's two systems of internal control were integrated into a single control environment as of March 31, 2016.  There have not been any other changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In addition to the other information set forth in this Quarterly Report on Form 10-Q, the reader should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the combined Annual Report on Form 10-K for WPG Inc. and WPG L.P. for the year ended December 31, 2015, as amended (the “2015 Form 10-K”). There have been no material changes in the Company's risk factors from those disclosed in Part I, Item 1A, of the 2015 Form 10-K.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.    Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

Rule 14a-8 Stockholder Proposal Deadline

The 2016 Annual Meeting of Stockholders (the “Annual Meeting”) for WPG Inc. will be held on Tuesday, August 16, 2016, which is more than 30 days after the first anniversary of the 2015 annual meeting of stockholders which was held on May 21, 2015. The deadline for submitting a stockholder proposal(s) to be considered for inclusion in our proxy statement for the Annual Meeting will be a reasonable time before we begin to print and send or make available such proxy statement. We currently anticipate mailing the proxy statement and associated materials for the Annual Meeting on or about June 30, 2016.   Any such proposal(s), should contain the name and record address of the stockholder(s), the class and number of shares of our common stock beneficially owned, a description of, and reasons for, the proposal(s) and all information that would be required to be included in a proxy statement filed with the United States Securities and Exchange Commission if such stockholder(s) was a participant in a solicitation subject to Section 14 of the Exchange Act. The proposal(s) as well as any questions related thereto, should be directed to WPG Inc.’s Secretary at 180 East Broad Street, Columbus, Ohio 43215.

Director Nominations, Proposals for Action and Other Business Brought Before the Annual Meeting

Our bylaws have requirements related to proposals of stockholders made outside of the processes of Rule 14a-8 under the Exchange Act and how such proposals must be submitted. In the event the date of the Annual Meeting is changed by more than 30 days from May 21, 2016, the date of the first anniversary of the 2015 annual meeting of stockholders, the proposal(s) must be received by us not later than the close of business on the later of 120 calendar days in advance of the Annual Meeting or  ten (10) calendar days following the date upon which public announcement of the date of the Annual Meeting is first made.  We publicly announced the date of the Annual Meeting in a Form 10-K/A filed with the SEC on April 29, 2016 and the date that is 120 calendar days from the announced date of the Annual Meeting was April 18, 2016; therefore, any shareholder proposal(s) made outside of the processes of Rule 14a-8 under the Exchange Act need to be received by WPG Inc.'s Secretary at 180 East Broad Street, Columbus, Ohio 43215 no later than the close of business on May 9, 2016.

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

By:	/s/ Mark E. Yale
Mark E. Yale Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ Melissa A. Indest
Melissa A. Indest Chief Accounting Officer and Senior Vice President, Finance (Principal Accounting Officer)

Dated:    May 6, 2016

EXHIBIT INDEX

Exhibit Number	Exhibit Descriptions
10.55*+
Series 2015B LTIP Unit Award Agreement by and among WP Glimcher Inc., Washington Prime Group L.P., and Michael P. Glimcher, dated as of February 25, 2016 (relates to LTIP Unit award for 2015 annual awards)

10.56*+	Series 2015B LTIP Unit Award Agreement by and among WP Glimcher Inc., Washington Prime Group L.P., and Mark E. Yale, dated as of February 25, 2016 (relates to LTIP Unit award for 2015 annual awards)
10.57*+	Series 2015B LTIP Unit Award Agreement by and among WP Glimcher Inc., Washington Prime Group L.P., and Mark S. Ordan dated as of February 25, 2016 (relates to LTIP Unit award for 2015 annual awards)
10.58*+
Series 2015B LTIP Unit Award Agreement by and among WP Glimcher Inc., Washington Prime Group L.P., and Melissa A. Indest, dated as of February 25, 2016 (relates to LTIP Unit award for 2015 annual awards)

10.59*+
Series 2015B LTIP Unit Award Agreement by and among WP Glimcher Inc., Washington Prime Group L.P., and Keric M. “Butch” Knerr, dated as of February 25, 2016 (relates to LTIP Unit award for 2015 annual awards)

10.60*+
Series 2015B LTIP Unit Award Agreement by and among WP Glimcher Inc., Washington Prime Group L.P., and Thomas J. Drought, Jr., dated as of February 25, 2016 (relates to LTIP Unit award for 2015 annual awards)

10.61*+	First Amendment to Employment Agreement, by and between WP Glimcher Inc. and Mark E. Yale, dated as of March 21, 2016, effective as of March 18, 2016
10.62*+	Second Amendment to Employment Agreement, by and between WP Glimcher Inc. and Michael P. Glimcher, dated as of March 24, 2016, effective as of March 18, 2016
10.63*+	Transition and Consulting Agreement by and between WP Glimcher Inc. and Michael J. Gaffney, dated as of December 28, 2015
10.64*+	Form of Certificate of Designation of Series 2015B LTIP Units of Washington Prime Group, L.P.
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