Form 10-Q
period 2016-06-30
WP Glimcher Inc.; Washington Prime Group, L.P.
filed 2016-08-04
CIK 1594686, 1610911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

WP Glimcher Inc.*
Washington Prime Group, L.P.
(Exact name of Registrant as specified in its charter)

Indiana (Both Registrants)
(State of incorporation or organization)

001-36252 (WP Glimcher Inc.) 333-205859 (Washington Prime Group, L.P.) (Commission File No.)	180 East Broad Street Columbus, Ohio 43215 (Address of principal executive offices)
46-4323686 (WP Glimcher Inc.) 46-4674640 (Washington Prime Group, L.P.) (I.R.S. Employer Identification No.)	(614) 621-9000 (Registrant's telephone number, including area code)

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
As of August 3, 2016, WP Glimcher Inc. had 185,346,647 shares of common stock outstanding.
* The registrant intends to change its name to Washington Prime Group Inc. and is seeking shareholder approval at its 2016 Annual Meeting of Shareholders to amend WP Glimcher Inc.'s Amended and Restated Articles of Incorporation to effectuate the name change.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarter ended June 30, 2016 of WP Glimcher Inc. and Washington Prime Group, L.P. Unless stated otherwise or the context requires otherwise, references to "WPG Inc." mean WP Glimcher Inc., an Indiana corporation, and references to "WPG L.P." mean Washington Prime Group, L.P., an Indiana limited partnership, and its consolidated subsidiaries, in cases where it is important to distinguish between WPG Inc. and WPG L.P. We use the terms “we” or “our” or "WPG" or the "Company” to refer to WPG Inc., WPG L.P., and entities in which WPG Inc. or WPG L.P. (or an affiliate) has a material interest on a consolidated basis, unless the context indicates otherwise.

WPG Inc. operates as a self-managed and self-administered real estate investment trust (“REIT”). WPG Inc. owns properties and conducts operations through WPG L.P., of which WPG Inc. is the sole general partner and of which it holds approximately 84.1% of the partnership interests (“OP units”) at June 30, 2016. The remaining OP units are owned by various limited partners. As the sole general partner of WPG L.P., WPG Inc. has the exclusive and complete responsibility for WPG L.P.’s day-to-day management and control. Management operates WPG Inc. and WPG L.P. as one enterprise. The management of WPG Inc. consists of the same persons who direct the management of WPG L.P. As general partner with control of WPG L.P., WPG Inc. consolidates WPG L.P. for financial reporting purposes, and WPG Inc. does not have significant assets other than its investment in WPG L.P. Therefore, the assets and liabilities of WPG Inc. and WPG L.P. are substantially the same on their respective consolidated financial statements and the disclosures of WPG Inc. and WPG L.P. also are substantially similar.
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
WPG L.P. is a voluntary filer. We are evaluating whether or not WPG L.P. will continue to voluntarily file reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

WP GLIMCHER INC. AND WASHINGTON PRIME GROUP, L.P.
FORM 10-Q

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements

WP Glimcher Inc.
Unaudited Consolidated Balance Sheets
(dollars in thousands, except share and par value amounts)

	June 30, 2016	December 31, 2015
ASSETS:
Investment properties at cost	$6,583,541	$6,656,200
Less: accumulated depreciation	2,270,747	2,225,750
	4,312,794	4,430,450
Cash and cash equivalents	63,445	116,253
Tenant receivables and accrued revenue, net	83,207	91,603
Real estate assets held-for-sale	—	30,000
Investment in and advances to unconsolidated entities, at equity	468,798	488,071
Deferred costs and other assets	288,622	303,232
Total assets	$5,216,866	$5,459,609
LIABILITIES:
Mortgage notes payable	$1,672,915	$1,793,439
Notes payable	247,274	246,728
Unsecured term loans	1,333,920	1,332,812
Revolving credit facility	256,267	275,622
Accounts payable, accrued expenses, intangibles, and deferred revenues	361,252	379,112
Distributions payable	2,992	2,992
Cash distributions and losses in partnerships and joint ventures, at equity	15,389	15,399
Total liabilities	3,890,009	4,046,104
Redeemable noncontrolling interests	5,765	6,132
EQUITY:
Stockholders' Equity:
Series H Cumulative Redeemable Preferred Stock, $0.0001 par value, 4,000,000 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	104,251	104,251
Series I Cumulative Redeemable Preferred Stock, $0.0001 par value, 3,800,000 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	98,325	98,325
Common stock, $0.0001 par value, 300,000,000 shares authorized, 185,337,376 and 185,304,555 issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	19	19
Capital in excess of par value	1,234,277	1,225,926
Accumulated deficit	(280,623)	(214,243)
Accumulated other comprehensive (loss) income	(14,295)	1,716
Total stockholders' equity	1,141,954	1,215,994
Noncontrolling interests	179,138	191,379
Total equity	1,321,092	1,407,373
Total liabilities, redeemable noncontrolling interests and equity	$5,216,866	$5,459,609

The accompanying notes are an integral part of these statements.

WP Glimcher Inc.
Unaudited Consolidated Statements of Operations and Comprehensive Income
(dollars in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
REVENUE:
Minimum rent	$141,257	$161,695	$284,362	$322,601
Overage rent	1,911	2,291	5,368	5,555
Tenant reimbursements	59,410	67,437	117,366	136,682
Other income	3,160	6,105	8,673	10,408
Total revenues	205,738	237,528	415,769	475,246
EXPENSES:
Property operating	39,525	51,140	83,459	102,249
Depreciation and amortization	69,232	91,453	140,635	183,637
Real estate taxes	26,397	27,737	50,888	58,262
Advertising and promotion	2,597	2,646	4,829	5,321
Provision for credit losses	1,763	883	2,495	1,581
General and administrative	9,432	11,889	20,236	21,478
Merger, restructuring and transaction costs	29,914	4,903	29,914	25,713
Ground rent	1,043	2,071	2,100	4,444
Total operating expenses	179,903	192,722	334,556	402,685
OPERATING INCOME	25,835	44,806	81,213	72,561
Interest expense, net	(34,466)	(38,778)	(71,814)	(75,892)
Gain on extinguishment of debt, net	34,078	—	34,078	—
Income and other taxes	(114)	(528)	(1,093)	(973)
Loss from unconsolidated entities	(508)	(1,703)	(1,669)	(1,487)
INCOME (LOSS) BEFORE (LOSS) GAIN ON DISPOSITION OF INTERESTS IN PROPERTIES, NET	24,825	3,797	40,715	(5,791)
(Loss) gain on disposition of interests in properties, net	(88)	5,147	(2,297)	5,147
NET INCOME (LOSS)	24,737	8,944	38,418	(644)
Net income (loss) attributable to noncontrolling interests	3,422	1,048	5,081	(1,248)
NET INCOME ATTRIBUTABLE TO THE COMPANY	21,315	7,896	33,337	604
Less: Preferred share dividends	(3,508)	(3,995)	(7,016)	(8,973)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$17,807	$3,901	$26,321	$(8,369)

EARNINGS (LOSS) PER COMMON SHARE, BASIC AND DILUTED	$0.10	$0.02	$0.14	$(0.05)

COMPREHENSIVE INCOME:
Net income (loss)	$24,737	$8,944	$38,418	$(644)
Unrealized (loss) income on interest rate derivative instruments	(5,581)	4,615	(19,047)	4,211
Comprehensive income	19,156	13,559	19,371	3,567
Comprehensive income (loss) attributable to noncontrolling interests	2,532	1,783	2,045	(577)
Comprehensive income attributable to common shareholders	$16,624	$11,776	$17,326	$4,144

The accompanying notes are an integral part of these statements.

WP Glimcher Inc.
Unaudited Consolidated Statements of Cash Flows
(dollars in thousands)

	For the Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$38,418	$(644)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization, including fair value rent, fair value debt, deferred financing costs and equity-based compensation	148,475	179,167
Gain on extinguishment of debt, net	(34,078)	—
Loss (gain) on disposition of interests in properties, net	2,297	(5,147)
Provision for credit losses	2,495	1,581
Loss from unconsolidated entities	1,669	1,487
Distributions of income from unconsolidated entities	126	70
Changes in assets and liabilities:
Tenant receivables and accrued revenue, net	5,894	(4,352)
Deferred costs and other assets	(9,839)	(12,728)
Accounts payable, accrued expenses, deferred revenues and other liabilities	(24,516)	(23,696)
Net cash provided by operating activities	130,941	135,738
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	—	(956,608)
Capital expenditures, net	(70,975)	(72,551)
Restricted cash reserves for future capital expenditures, net	(888)	(5,494)
Net proceeds from disposition of properties	13,420	431,823
Investments in unconsolidated entities	(7,492)	(4,065)
Distributions of capital from unconsolidated entities	24,815	91
Net cash used in investing activities	(41,120)	(606,804)
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to noncontrolling interest holders in properties	—	(8)
Redemption of limited partner units/preferred shares	(5)	(117,384)
Change in lender-required restricted cash reserves on mortgage loans	(1,863)	—
Net proceeds from issuance of common shares, including common stock plans	24	1,878
Distributions on common and preferred shares/units	(117,471)	(113,695)
Proceeds from issuance of debt, net of transaction costs	119,591	2,331,669
Repayments of debt	(142,905)	(1,619,372)
Net cash (used in) provided by financing activities	(142,629)	483,088
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(52,808)	12,022
CASH AND CASH EQUIVALENTS, beginning of period	116,253	108,768
CASH AND CASH EQUIVALENTS, end of period	$63,445	$120,790

The accompanying notes are an integral part of these statements.

WP Glimcher Inc.
Unaudited Consolidated Statement of Equity
(dollars in thousands, except per share/unit amounts)

	Preferred Series H	Preferred Series I	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Non- Controlling Interests	Total Equity	Redeemable Non-Controlling Interests
Balance, December 31, 2015	$104,251	$98,325	$19	$1,225,926	$(214,243)	$1,716	$1,215,994	$191,379	$1,407,373	$6,132
Exercise of stock options	—	—	—	24	—	—	24	—	24	—
Redemption of limited partner units	—	—	—	—	—	—	—	(5)	(5)	—
Other	—	—	—	16	—	—	16	—	16	(353)
Equity-based compensation	—	—	—	11,770	—	—	11,770	—	11,770	—
Adjustments to noncontrolling interests	—	—	—	(3,459)	—	—	(3,459)	3,459	—	—
Distributions on common shares/units ($0.50 per common share/unit)	—	—	—	—	(92,701)	—	(92,701)	(17,634)	(110,335)	—
Distributions declared on preferred shares	—	—	—	—	(7,016)	—	(7,016)	—	(7,016)	—
Other comprehensive loss	—	—	—	—	—	(16,011)	(16,011)	(3,036)	(19,047)	—
Net income (loss), excluding $120 of distributions to preferred unitholders	—	—	—	—	33,337	—	33,337	4,975	38,312	(14)
Balance, June 30, 2016	$104,251	$98,325	$19	$1,234,277	$(280,623)	$(14,295)	$1,141,954	$179,138	$1,321,092	$5,765

The accompanying notes are an integral part of this statement.

Washington Prime Group, L.P.
Unaudited Consolidated Balance Sheets
(dollars in thousands, except unit amounts)

	June 30, 2016	December 31, 2015
ASSETS:
Investment properties at cost	$6,583,541	$6,656,200
Less: accumulated depreciation	2,270,747	2,225,750
	4,312,794	4,430,450
Cash and cash equivalents	63,445	116,253
Tenant receivables and accrued revenue, net	83,207	91,603
Real estate assets held-for-sale	—	30,000
Investment in and advances to unconsolidated entities, at equity	468,798	488,071
Deferred costs and other assets	288,622	303,232
Total assets	$5,216,866	$5,459,609
LIABILITIES:
Mortgage notes payable	$1,672,915	$1,793,439
Notes payable	247,274	246,728
Unsecured term loans	1,333,920	1,332,812
Revolving credit facility	256,267	275,622
Accounts payable, accrued expenses, intangibles, and deferred revenues	361,252	379,112
Distributions payable	2,992	2,992
Cash distributions and losses in partnerships and joint ventures, at equity	15,389	15,399
Total liabilities	3,890,009	4,046,104
Redeemable noncontrolling interests	5,765	6,132
EQUITY:
Partners' Equity:
General partner
Preferred equity, 7,800,000 units issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	202,576	202,576
Common equity, 185,337,376 and 185,304,555 units issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	939,378	1,013,418
Total general partners' equity	1,141,954	1,215,994
Limited partners, 35,129,921 and 34,807,051 units issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	178,056	190,297
Total partners' equity	1,320,010	1,406,291
Noncontrolling interests	1,082	1,082
Total equity	1,321,092	1,407,373
Total liabilities, redeemable noncontrolling interests and equity	$5,216,866	$5,459,609

The accompanying notes are an integral part of these statements.

Washington Prime Group, L.P.
Unaudited Consolidated Statements of Operations and Comprehensive Income
(dollars in thousands, except per unit amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
REVENUE:
Minimum rent	$141,257	$161,695	$284,362	$322,601
Overage rent	1,911	2,291	5,368	5,555
Tenant reimbursements	59,410	67,437	117,366	136,682
Other income	3,160	6,105	8,673	10,408
Total revenues	205,738	237,528	415,769	475,246
EXPENSES:
Property operating	39,525	51,140	83,459	102,249
Depreciation and amortization	69,232	91,453	140,635	183,637
Real estate taxes	26,397	27,737	50,888	58,262
Advertising and promotion	2,597	2,646	4,829	5,321
Provision for credit losses	1,763	883	2,495	1,581
General and administrative	9,432	11,889	20,236	21,478
Merger, restructuring and transaction costs	29,914	4,903	29,914	25,713
Ground rent	1,043	2,071	2,100	4,444
Total operating expenses	179,903	192,722	334,556	402,685
OPERATING INCOME	25,835	44,806	81,213	72,561
Interest expense, net	(34,466)	(38,778)	(71,814)	(75,892)
Gain on extinguishment of debt, net	34,078	—	34,078	—
Income and other taxes	(114)	(528)	(1,093)	(973)
Loss from unconsolidated entities	(508)	(1,703)	(1,669)	(1,487)
INCOME (LOSS) BEFORE (LOSS) GAIN ON DISPOSITION OF INTERESTS IN PROPERTIES, NET	24,825	3,797	40,715	(5,791)
(Loss) gain on disposition of interests in properties, net	(88)	5,147	(2,297)	5,147
NET INCOME (LOSS)	24,737	8,944	38,418	(644)
Net (loss) income attributable to noncontrolling interests	(8)	3	(14)	—
NET INCOME (LOSS) ATTRIBUTABLE TO UNITHOLDERS	24,745	8,941	38,432	(644)
Less: Preferred unit distributions	(3,568)	(4,055)	(7,136)	(9,083)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON UNITHOLDERS	$21,177	$4,886	$31,296	$(9,727)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON UNITHOLDERS:
General partner	$17,807	$3,901	$26,321	$(8,369)
Limited partners	3,370	985	4,975	(1,358)
Net income (loss) attributable to common unitholders	$21,177	$4,886	$31,296	$(9,727)

EARNINGS (LOSS) PER COMMON UNIT, BASIC AND DILUTED	$0.10	$0.02	$0.14	$(0.05)

COMPREHENSIVE INCOME:
Net income (loss)	$24,737	$8,944	$38,418	$(644)
Unrealized (loss) income on interest rate derivative instruments	(5,581)	4,615	(19,047)	4,211
Comprehensive income	19,156	13,559	19,371	3,567
Comprehensive (loss) income attributable to noncontrolling interests	(8)	3	(14)	—
Comprehensive income attributable to unitholders	$19,164	$13,556	$19,385	$3,567

The accompanying notes are an integral part of these statements.

Washington Prime Group, L.P.
Unaudited Consolidated Statements of Cash Flows
(dollars in thousands)

	For the Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$38,418	$(644)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization, including fair value rent, fair value debt, deferred financing costs and equity-based compensation	148,475	179,167
Gain on extinguishment of debt, net	(34,078)	—
Loss (gain) on disposition of interests in properties, net	2,297	(5,147)
Provision for credit losses	2,495	1,581
Loss from unconsolidated entities	1,669	1,487
Distributions of income from unconsolidated entities	126	70
Changes in assets and liabilities:
Tenant receivables and accrued revenue, net	5,894	(4,352)
Deferred costs and other assets	(9,839)	(12,728)
Accounts payable, accrued expenses, deferred revenues and other liabilities	(24,516)	(23,696)
Net cash provided by operating activities	130,941	135,738
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	—	(956,608)
Capital expenditures, net	(70,975)	(72,551)
Restricted cash reserves for future capital expenditures, net	(888)	(5,494)
Net proceeds from disposition of properties	13,420	431,823
Investments in unconsolidated entities	(7,492)	(4,065)
Distributions of capital from unconsolidated entities	24,815	91
Net cash used in investing activities	(41,120)	(606,804)
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to unitholders, net	(117,471)	(113,695)
Distributions to noncontrolling interest holders in properties	—	(8)
Redemption of limited partner/preferred units	(5)	(117,384)
Change in lender-required restricted cash reserves on mortgage loans	(1,863)	—
Net proceeds from issuance of common units, including equity-based compensation plans	24	1,878
Proceeds from issuance of debt, net of transaction costs	119,591	2,331,669
Repayments of debt	(142,905)	(1,619,372)
Net cash (used in) provided by financing activities	(142,629)	483,088
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(52,808)	12,022
CASH AND CASH EQUIVALENTS, beginning of period	116,253	108,768
CASH AND CASH EQUIVALENTS, end of period	$63,445	$120,790

The accompanying notes are an integral part of these statements.

Washington Prime Group, L.P.
Unaudited Consolidated Statement of Equity
(dollars in thousands, except per unit amounts)

	General Partner
	Preferred	Common	Total	Limited Partners	Total Partners' Equity	Non- Controlling Interests	Total Equity	Redeemable Non-Controlling Interests
Balance, December 31, 2015	$202,576	$1,013,418	$1,215,994	$190,297	$1,406,291	$1,082	$1,407,373	$6,132
Exercise of stock options	—	24	24	—	24	—	24	—
Redemption of limited partner units	—	—	—	(5)	(5)	—	(5)	—
Other	—	16	16	—	16	—	16	(353)
Equity-based compensation	—	11,770	11,770	—	11,770	—	11,770	—
Adjustments to limited partners' interests	—	(3,459)	(3,459)	3,459	—	—	—	—
Distributions on common units ($0.50 per common unit)	—	(92,701)	(92,701)	(17,634)	(110,335)	—	(110,335)	—
Distributions declared on preferred units	(7,016)	—	(7,016)	—	(7,016)	—	(7,016)	(120)
Other comprehensive loss	—	(16,011)	(16,011)	(3,036)	(19,047)	—	(19,047)	—
Net income	7,016	26,321	33,337	4,975	38,312	—	38,312	106
Balance, June 30, 2016	$202,576	$939,378	$1,141,954	$178,056	$1,320,010	$1,082	$1,321,092	$5,765

The accompanying notes are an integral part of this statement.

WP Glimcher Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

1.	Organization
WP Glimcher Inc. (formerly named Washington Prime Group Inc.) (“WPG Inc.”) is an Indiana corporation that operates as a self‑administered and self‑managed real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended. REITs will generally not be liable for federal corporate income taxes as long as they continue to distribute not less than 100% of their taxable income and satisfy certain other requirements. Washington Prime Group, L.P. (“WPG L.P.”) is WPG Inc.'s majority‑owned limited partnership subsidiary that owns, develops and manages, through its affiliates, all of WPG Inc.'s real estate properties and other assets. WPG Inc. is the sole general partner of WPG L.P. As of June 30, 2016, our assets consisted of material interests in 117 shopping centers in the United States, consisting of community centers and enclosed retail properties.
WPG (defined below) was created to hold the community center business and smaller enclosed retail properties of Simon Property Group, Inc. (“SPG”) and its subsidiaries. On May 28, 2014 (the "Separation Date"), WPG separated from SPG through the distribution of 100% of the outstanding units of WPG L.P. to the owners of Simon Property Group, L.P. (“SPG L.P.”), SPG's operating partnership, and 100% of the outstanding shares of WPG Inc. to the SPG shareholders in a tax‑free distribution. Prior to the separation, WPG Inc. and WPG L.P. were wholly owned subsidiaries of SPG and its subsidiaries. Prior to or concurrent with the separation, SPG engaged in certain formation transactions that were designed to consolidate the ownership of its interests in 98 properties (the “SPG Businesses”) and distribute such interests to us. Pursuant to the separation agreement, on May 28, 2014, SPG distributed 100% of the common shares of WPG Inc. on a pro rata basis to SPG’s shareholders as of the May 16, 2014 record date.
Unless the context otherwise requires, references to "WPG," the "Company," “we,” “us” and “our” refer to WPG Inc., WPG L.P. and entities in which WPG Inc. or WPG L.P. (or an affiliate) has a material ownership or financial interest, on a consolidated basis, after giving effect to the transfer of assets and liabilities from SPG as well as to the SPG Businesses prior to the date of the completion of the separation. Before the completion of the separation, the SPG Businesses were operated as subsidiaries of SPG, which operates as a REIT.
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
The Merger
On January 15, 2015, the Company acquired Glimcher Realty Trust (“Glimcher”), pursuant to a definitive agreement and plan of merger with Glimcher and certain affiliated parties of each dated September 16, 2014 (the “Merger Agreement”), in a stock and cash transaction valued at approximately $4.2 billion, including the assumption of debt (the “Merger”). Prior to the Merger, Glimcher was a Maryland REIT engaged in the ownership, management, acquisition and development of retail properties, including

WP Glimcher Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

mixed‑use, open‑air and enclosed regional retail properties as well as outlet centers. As of December 31, 2014, Glimcher owned material interests in and managed 25 properties with total gross leasable area of approximately 17.2 million square feet, including the two properties sold to SPG concurrent with the Merger as noted below. Prior to the Merger, Glimcher’s common shares were listed on the New York Stock Exchange ("NYSE") under the symbol “GRT.”
In the Merger, Glimcher common shareholders received, for each Glimcher common share, $14.02 consisting of $10.40 in cash and 0.1989 of a share of WPG Inc.’s common stock valued at $3.62 per Glimcher common share, based on the closing price of WPG Inc.’s common stock on the Merger closing date. Approximately 29.9 million shares of WPG Inc.'s common stock were issued to Glimcher shareholders in the Merger, and WPG L.P. issued to WPG Inc. a like number of common units as consideration for the common shares issued. Additionally, included in consideration were operating partnership units held by limited partners and preferred stock as noted below. In connection with the closing of the Merger, an indirect subsidiary of WPG L.P. was merged into Glimcher’s operating partnership. In the Merger, we acquired material interests in 23 shopping centers comprised of approximately 15.8 million square feet of gross leasable area and assumed additional mortgages on 14 properties with a fair value of approximately $1.4 billion. The combined company, which was renamed WP Glimcher Inc. in May 2015 upon receiving shareholder approval, is comprised of approximately 66 million square feet of gross leasable area (compared to approximately 53 million square feet for the Company prior to the Merger) and has a combined portfolio of material interests in 117 properties as of June 30, 2016.
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
The cash portion of the Merger consideration was funded by the Property Sale and draws under the Bridge Loan (see Note 6 - "Indebtedness"). During the three and six months ended June 30, 2015, the Company incurred $4.9 million and $25.7 million of costs related to the Merger, respectively, which are included in merger, restructuring and transaction costs in the accompanying consolidated statements of operations and comprehensive income.
On June 1, 2015, the Company completed a joint venture transaction with a third party with respect to the ownership and operation of five of the enclosed retail properties and certain related out-parcels acquired in the Merger (see Note 5 - "Investment in Unconsolidated Entities, at Equity").

Leadership Transition and Proposed Corporate Change of Name

2015 Activity
On June 1, 2015, the Company announced a management transition plan through which Mark S. Ordan, the then Executive Chairman of the Board, transitioned to serve as an active non-executive Chairman of the Board and provide consulting services to the Company under a transition and consulting agreement, effective as of January 1, 2016 (see "2016 Activity" below for subsequent matters related to Mr. Ordan).  Additionally, the Company reduced staff formerly located in its Bethesda, Maryland-based transition operations group led by C. Marc Richards, the Company’s then Executive Vice President and Chief Administrative Officer, who departed the Company on January 15, 2016. Other senior executives from the Bethesda office who departed the Company at the end of 2015 were Michael J. Gaffney, then Executive Vice President, Head of Capital Markets (who served as a consultant to the Company through March 31, 2016), and Farinaz S. Tehrani, then Executive Vice President, Legal and Compliance. During the second quarter of 2015, the Company incurred $4.2 million of related severance costs, which are included in the total merger, restructuring and transaction costs disclosed above.
2016 Activity
On June 20, 2016 (the “Executive Separation Date”), the Company announced the following leadership changes effective immediately: (1) the resignation of Mr. Michael P. Glimcher as the Company’s Chief Executive Officer and Vice Chairman of the Company’s Board of Directors (the “Board”); (2) the appointment of Mr. Louis G. Conforti, a current Board member, as Interim

WP Glimcher Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

Chief Executive Officer; (3) the resignation of Mr. Mark S. Ordan as non-executive Chairman of the Board; and (4) the resignation of Mr. Niles C. Overly from the Board. Messrs. Conforti and Ordan continue to serve on the Board. Additionally, on June 16, 2016, the Board appointed Mr. Robert P. Demchak as Executive Vice President, General Counsel, and Corporate Secretary of the Company. Also, on the Executive Separation Date, the Board appointed Mr. Robert J. Laikin, a current Board member, as non-executive Chairman of the Board and also appointed Mr. John F. Levy and Mr. John J. Dillon III as directors. The Board currently consists of five independent members: Messrs. Laikin, Dillon, Levy, Marvin L. White, and Ms. Jacqueline R. Soffer as well as Messrs. Conforti and Ordan who are not independent. Additionally, in July 2016, the Company made reductions to corporate staff as part of the leadership transition (see Note 12 - "Subsequent Events"). In connection with and as part of the aforementioned management changes, the Company took a charge in the second quarter of 2016 of $29.9 million, of which $25.8 million related to severance and restructuring-related costs, including $9.5 million of non-cash stock compensation for accelerated vesting of equity incentive awards, and $4.1 million related to fees and expenses incurred in connection with the Company's investigation of various strategic alternatives, which costs are included in merger, restructuring and transaction costs in the accompanying consolidated statements of operations and comprehensive income. Additionally, the Company will include a proposal to change its name to Washington Prime Group Inc. at its annual meeting of shareholders scheduled to be held on August 30, 2016.

Conveyance of Glimcher Domain Name and Naming Rights to Mr. Michael P. Glimcher

In connection with the resignation of Mr. Michael P. Glimcher as the Company’s Chief Executive Officer and Vice Chairman of the Board, the Company agreed, subject to shareholder approval of our proposed corporate name change from WP Glimcher Inc. to Washington Prime Group Inc., to assign to Mr. Glimcher our right, title and interest to the glimcher.com internet domain name, the Glimcher logo, and irrevocably consent to Mr. Glimcher’s use of the “Glimcher” name in any future trade name or business endeavor. Mr. Glimcher consented to the Company’s use of the “Glimcher” name and Glimcher logo with respect to our subsidiaries and properties for a period of 12 months following the Executive Separation Date.

2.    Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The consolidated balance sheets as of June 30, 2016 and December 31, 2015 include the accounts of WPG Inc. and WPG L.P., as well as their majority owned and controlled subsidiaries. The accompanying consolidated statements of operations include the consolidated accounts of the Company. All intercompany transactions have been eliminated in consolidation. Due to the seasonal nature of certain operational activities, the results for the interim period ended June 30, 2016 are not necessarily indicative of the results to be expected for the full year.

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

We consolidate a variable interest entity ("VIE") when we are determined to be the primary beneficiary. Determination of the primary beneficiary of a VIE is based on whether an entity has (1) the power to direct activities that most significantly impact the economic performance of the VIE and (2) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. Our determination of the primary beneficiary of a VIE considers all relationships between us and the VIE, including management agreements and other contractual arrangements.

Effective January 1, 2016, we adopted Accounting Standards Update ("ASU") No. 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis," which changed the way reporting enterprises must evaluate the consolidation of limited partnerships, variable interests and similar entities. Among other things, the changes eliminate the presumption in the voting model that a general partner controls a limited partnership. However, a general partner may consolidate a limited partnership under the variable interest model, depending on the facts and circumstances. WPG Inc. reevaluated whether to consolidate WPG L.P., now considered a VIE, under the new guidance. Based on the facts and circumstances, WPG Inc. concluded that it may continue to consolidate WPG L.P. under the variable interest model as the primary beneficiary of the limited partnership. Ultimately, the new guidance did not impact any of our previous conclusions regarding consolidation.

Except as discussed above related to the classification of WPG L.P. as a VIE, there have been no changes during the six months ended June 30, 2016 to any of our previous conclusions about whether an entity qualifies as a VIE or whether we are the primary beneficiary of any previously identified VIE. In connection with the Merger, the Company acquired an interest in a VIE in which we are deemed to be the primary beneficiary. Accordingly, we have consolidated the VIE, which consists solely of undeveloped land. During the six months ended June 30, 2016, we did not provide financial or other support to a previously identified VIE that we were not previously contractually obligated to provide.

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

As of June 30, 2016, our assets consisted of interests in 117 shopping centers. The consolidated financial statements as of that date reflect the consolidation of 105 wholly owned properties and six additional properties that are less than wholly owned,

WP Glimcher Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

but which we control or for which we are the primary beneficiary. We account for our interests in the remaining six properties, or the joint venture properties, using the equity method of accounting, as we have determined that we have significant influence over their operations. We manage the day-to-day operations of the joint venture properties, but do not control the operations as we have determined that our partner or partners have substantive participating rights with respect to the assets and operations of these joint venture properties.

We allocate net operating results of WPG L.P. to third parties and to WPG Inc. based on the partners' respective weighted average ownership interests in WPG L.P. Net operating results of WPG L.P. attributable to third parties are reflected in net income attributable to noncontrolling interests. WPG Inc.'s weighted average ownership interest in WPG L.P. was 84.1% for the six months ended June 30, 2016 and 2015. As of June 30, 2016 and December 31, 2015, WPG Inc.'s ownership interest in WPG L.P. was 84.1% and 84.2%, respectively. We adjust the noncontrolling limited partners' interests at the end of each period to reflect their interest in WPG L.P.

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

WP Glimcher Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

Investments in Unconsolidated Entities

Joint ventures are common in the real estate industry. We use joint ventures to finance properties, develop new properties, and diversify our risk in a particular property or portfolio of properties. On June 1, 2015, we completed a joint venture transaction with respect to the ownership and operation of five of our properties (see Note 5 - "Investment in Unconsolidated Entities, at Equity"). We held material unconsolidated joint venture ownership interests in six properties as of June 30, 2016 and December 31, 2015.

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

Fair Value Measurements

The Company measures and discloses its fair value measurements in accordance with Accounting Standards Codification ("ASC") Topic 820 - “Fair Value Measurement” (“Topic 820”). Topic 820 guidance emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability.  As a basis for considering market participant assumptions in fair value measurements, Topic 820 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity's own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).  The fair value hierarchy, as defined by Topic 820, contains three levels of inputs that may be used to measure fair value as follows:

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

Segment Disclosure

Our primary business is the ownership, development and management of retail real estate. We have aggregated our operations, including enclosed retail properties and community centers, into one reportable segment because they have similar economic characteristics and we provide similar products and services to similar types of, and in many cases, the same tenants.

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

In April 2015, the FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs." This standard amended existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of as a deferred charge. It was effective for annual reporting periods beginning after December 15, 2015, but early adoption was permitted. This new guidance reduced total assets and total long-term debt on our consolidated balance sheets by amounts ($16.8 million and $19.9 million as of June 30, 2016 and December 31, 2015, respectively) previously classified as deferred debt issuance costs (see Note 6 - "Indebtedness" for amounts), but this standard did not have any other effect on our consolidated financial statements.

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

4.    Investment in Real Estate

The Merger

On January 15, 2015, we acquired 23 properties in the Merger (see Note 1 - "Organization"). We reflected the assets and liabilities of the properties acquired in the Merger at the estimated fair value on the January 15, 2015 acquisition date. The following table summarizes the purchase accounting for the acquisition, which was finalized during the three months ended March 31, 2016 and did not result in any material changes from the estimated fair values disclosed in the 2015 Form 10-K:

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

The consolidated balance sheet at June 30, 2016 contains certain intangible assets associated with the Merger (excluding the amounts related to the O'Connor Properties, which were transferred to unconsolidated entities upon deconsolidation on June 1, 2015, per Note 5 - "Investment in Unconsolidated Entities, at Equity" and other dispositions). Intangibles of $86.9 million, which relate primarily to above-market leases and in-place lease values, are included in “Deferred costs and other assets” at June 30, 2016. Intangibles of $90.0 million, which are primarily related to below-market leases, are included in “Accounts payable, accrued expense, intangibles, and deferred revenue” at June 30, 2016.

Total revenues and net loss (excluding transaction costs and costs of corporate borrowing) from the properties we acquired in the Merger (including the amounts from the O'Connor Properties for periods prior to the date of the O'Connor Joint Venture transaction, as defined in Note 5 - "Investment in Unconsolidated Entities, at Equity") were $71.2 million and $9.1 million, respectively, for the three months ended June 30, 2015 and $140.0 million and $1.3 million, respectively, for the six months ended June 30, 2015, which are included in the accompanying consolidated statements of operations and comprehensive income.

WP Glimcher Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

2016 Dispositions

On June 9, 2016 and April 28, 2016, Merritt Square Mall and Chesapeake Square were transitioned to the lenders upon foreclosure, respectively (see Note 6 - "Indebtedness" for further discussion).

On January 29, 2016, the Company completed the sale of Forest Mall, located in Fond Du Lac, Wisconsin, and Northlake Mall, located in Atlanta, Georgia, to private real estate investors (the "Buyers") for an aggregate purchase price of $30.0 million, which was classified as real estate held for sale on the accompanying consolidated balance sheet as of December 31, 2015. The sales price consisted of $10.0 million paid to the Company at closing and the issuance of a promissory note for $20.0 million from the Company to the Buyers with an interest rate of 6% per annum. On June 29, 2016, the Buyers repaid $4.4 million of the promissory note balance. The remaining $15.6 million note balance is due on December 31, 2016 after the exercise of a six-month extension option by the Buyers. As of June 30, 2016, the Buyers are current on their interest payments. In connection with the sale, the Company recorded a $2.3 million loss, which is included in (loss) gain on disposition of interests in properties, net in the accompanying consolidated statements of operations and comprehensive income for the six months ended June 30, 2016. The net proceeds from the transactions were used to reduce the balance outstanding under the Revolver, as defined (see Note 6 - "Indebtedness").

2015 Acquisition

On January 13, 2015, we acquired Canyon View Marketplace, a shopping center located in Grand Junction, Colorado, for $10.0 million including the assumption of an existing mortgage with a principal balance of $5.5 million. The source of funding for the acquisition was cash on hand.

Intangible Assets and Liabilities Associated with Acquisitions

Intangible assets and liabilities as of June 30, 2016, which were recorded at the respective acquisition dates, are associated with the Company's acquisitions of properties at fair value, including the properties acquired in the Merger (excluding the amounts related to the O'Connor Properties and other dispositions).

The gross intangibles recorded as of their respective acquisition dates are comprised of an asset for acquired above-market leases of $61,213 in which the Company is the lessor, a liability for acquired below-market leases of $157,384 in which the Company is the lessor, a liability of $2,536 for an acquired above-market lease in which the Company is the lessee, and an asset for in-place leases of $152,430.

The intangibles related to above and below-market leases in which the Company is the lessor are amortized to minimum rents on a straight-line basis over the estimated life of the lease, with amortization as a net increase to minimum rents in the amounts of $2.1 million and $6.4 million for the three months ended June 30, 2016 and 2015, respectively, and $4.0 million and $11.0 million for the six months ended June 30, 2016 and 2015, respectively. The above-market leases in which the Company is the lessee are amortized to ground rent expense over the life of the non-cancelable lease terms, with amortization as a net decrease to ground rent expense in the amounts of $20 and $52 for the three months ended June 30, 2016 and 2015, respectively, and $39 and $104 for the six months ended June 30, 2016 and 2015, respectively. In-place leases are amortized to depreciation and amortization expense over the life of the leases to which they pertain, with such amortization in the amounts of $6.0 million and $14.5 million for the three months ended June 30, 2016 and 2015, respectively, and $12.5 million and $29.3 million for the six months ended June 30, 2016 and 2015, respectively. The above activity reflects the deconsolidation of the properties transferred to the O'Connor Joint Venture on June 1, 2015 and other dispositions.

WP Glimcher Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

The table below identifies the types of intangible assets and liabilities, their location on the consolidated balance sheets, their weighted average amortization period, and their book value, which is net of accumulated amortization, as of June 30, 2016 and December 31, 2015:

			Balance as of
Intangible Asset/Liability	Location on the Consolidated Balance Sheets	Weighted Average Remaining Amortization (in years)	June 30, 2016	December 31, 2015
Above-market leases - Company is lessor	Deferred costs and other assets	7.3	$40,392	$47,285
Below-market leases - Company is lessor	Accounts payable, accrued expenses, intangibles and deferred revenues	13.3	$117,417	$131,854
Above-market lease - Company is lessee	Accounts payable, accrued expenses, intangibles and deferred revenues	31.0	$2,422	$2,461
In-place leases	Deferred costs and other assets	9.5	$84,642	$99,836

Condensed Pro Forma Financial Information (Unaudited)

The results of operations of acquired properties are included in the consolidated statements of operations beginning on their respective acquisition dates. The following unaudited condensed pro forma financial information is presented as if the Merger and the Property Sale described in Note 1 - "Organization," which were completed on January 15, 2015, had been consummated on January 1, 2015. The unaudited condensed pro forma financial information assumes the O'Connor Joint Venture transaction completed on June 1, 2015 (see Note 5 - "Investment in Unconsolidated Entities, at Equity") also occurred as of January 1, 2015. Additionally, adjustments have been made to reflect the following transactions as if they occurred on January 1, 2015: the issuance of the Notes Payable on March 24, 2015 (see Note 6 - "Indebtedness"), the redemption of all of the outstanding Series G Preferred Shares on April 15, 2015 (see Note 8 - "Equity"), the refinancings of property mortgages on May 21, 2015 (see Note 6 - "Indebtedness"), the receipt of funds from the June 2015 Term Loan on June 4, 2015 (see Note 6 - "Indebtedness") and the receipt of funds from the December 2015 Term Loan on December 10, 2015 (see Note 6 - "Indebtedness"). Finally, no pro forma adjustments have been made for the January 13, 2015 acquisition of Canyon View Marketplace, the January 29, 2016 sale of Forest Mall and Northlake Mall, the April 28, 2016 foreclosure of Chesapeake Square or the June 9, 2016 foreclosure of Merritt Square Mall because they would not have a significant impact. The unaudited condensed pro forma financial information is for comparative purposes only and not necessarily indicative of what actual results of operations of the Company would have been had the Merger and other transactions noted above been consummated on January 1, 2015, nor does it purport to represent the results of operations for future periods.

WPG Inc. Condensed Pro Forma Financial Information (Unaudited)

The table below contains information related to the unaudited condensed pro forma financial information of WPG Inc. for the three and six months ended June 30, 2015 is as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	2015	2015
Total revenues	$213,627	$425,381
Net income attributable to the Company	$9,243	$15,256
Net income attributable to common shareholders	$5,619	$8,124
Earnings per common share-basic and diluted	$0.03	$0.04
Weighted average shares outstanding-basic (in thousands)	185,290	185,195
Weighted average shares outstanding-diluted (in thousands)	220,252	220,098

WP Glimcher Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

WPG L.P. Condensed Pro Forma Financial Information (Unaudited)
The table below contains information related to the unaudited condensed pro forma financial information of WPG L.P. for the three and six months ended June 30, 2015 is as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	2015	2015
Total revenues	$213,627	$425,381
Net income attributable to unitholders	$10,334	$16,796
Net income attributable to common unitholders	$6,650	$9,554
Earnings per common unit-basic and diluted	$0.03	$0.04
Weighted average units outstanding-basic (in thousands)	219,686	219,585
Weighted average units outstanding-diluted (in thousands)	220,252	220,098

5.	Investment in Unconsolidated Entities, at Equity
The Company's investment activity in unconsolidated real estate entities during the six months ended June 30, 2016 and June 30, 2015 consisted of investments in the following joint ventures:

•	The O'Connor Joint Venture
On June 1, 2015, we completed a joint venture transaction with O'Connor Mall Partners, L.P. ("O'Connor"), an unaffiliated third party, with respect to the ownership and operation of five of the Company’s enclosed retail properties and certain related out-parcels (the "O'Connor Joint Venture") acquired in the Merger, which were valued at approximately $1.625 billion, consisting of the following: The Mall at Johnson City located in Johnson City, Tennessee; Pearlridge Center located in Aiea, Hawaii; Polaris Fashion Place® located in Columbus, Ohio; Scottsdale Quarter® located in Scottsdale, Arizona and Town Center Plaza (which consists of Town Center Plaza and the adjacent Town Center Crossing) located in Leawood, Kansas (collectively the "O'Connor Properties"). Under the terms of the joint venture agreement, we retained a 51% interest in the O'Connor Joint Venture and sold the remaining 49% interest to O'Connor. In addition, the Company received reimbursement for 49% of costs incurred as of June 1, 2015 related to development activity at Scottsdale Quarter. The transaction generated net proceeds, after taking into consideration the assumption of debt (including the new loans on Pearlridge Center and Scottsdale Quarter) and costs associated with the transaction, of approximately $432 million (including $28.7 million for the partial reimbursement of the Scottsdale Quarter development costs), which was used to repay a portion of the Bridge Loan (see Note 6 - "Indebtedness"). Since we no longer control the operations of the O'Connor Properties, we deconsolidated the properties and recorded a gain in connection with this sale of $5.1 million, which is included in (loss) gain on disposition of interests in properties, net in the accompanying consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2015. We retained management and leasing responsibilities for the O'Connor Properties, though our partner's substantive participating rights over the decisions most important to the operations of the O'Connor Joint Venture preclude our control and consolidation of this venture. Further, one of the properties in this venture, Pearlridge Center, is subject to a ground lease.

•	The Seminole Joint Venture
This investment consists of a 45% interest held by the Company in Seminole Towne Center, an approximate 1.1 million square foot enclosed regional retail property located in the Orlando, Florida area. The Company's effective financial interest in this property (after preferences) is estimated to be approximately 22% for 2016.

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
The results for the O'Connor Joint Venture are included below for the six months ended June 30, 2016 and for the period from June 1, 2015 through June 30, 2015.
The results for Seminole Towne Center are included below for all periods presented. The results for the indirect 12.5% ownership interest in certain real estate are included for the six months ended June 30, 2016 and for the period from January 15, 2015 through June 30, 2015.
The following table presents the combined statements of operations for the unconsolidated joint venture properties for the periods indicated above during which the Company accounted for these investments as unconsolidated entities for the three and six months ended June 30, 2016 and 2015:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Total revenues	$47,494	$21,168	$93,806	$29,956
Operating expenses	19,257	9,934	38,562	13,826
Depreciation and amortization	19,680	9,779	39,724	11,061
Operating income	8,557	1,455	15,520	5,069
Interest expense, net	(8,277)	(3,329)	(16,165)	(4,427)
Net income (loss) from the Company's unconsolidated real estate entities	280	(1,874)	(645)	642
Our share of loss from the Company's unconsolidated real estate entities	$(508)	$(1,703)	$(1,669)	$(1,487)

6.	Indebtedness

Mortgage Debt

Total mortgage indebtedness at June 30, 2016 and December 31, 2015 was as follows:

	June 30, 2016	December 31, 2015
Face amount of mortgage loans	$1,663,910	$1,782,103
Fair value adjustments, net	14,607	17,683
Debt issuance cost, net	(5,602)	(6,347)
Carrying value of mortgage loans	$1,672,915	$1,793,439

WP Glimcher Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

A roll forward of mortgage indebtedness from December 31, 2015 to June 30, 2016 is summarized as follows:

Balance, December 31, 2015	$1,793,439
Debt amortization payments	(7,905)
Debt borrowings, net	4,591
Debt cancelled upon lender foreclosures, net of debt issuance costs	(114,967)
Amortization of fair value and other adjustments	(3,076)
Amortization of debt issuance costs	833
Balance, June 30, 2016	$1,672,915
On June 8, 2016, the Company borrowed $65.0 million under a term loan secured by ownership interests in Weberstown Mall, located in Stockton, California (the "June 2016 Secured Term Loan"). The June 2016 Secured Term Loan bears interest at one-month LIBOR plus 1.75% and will initially mature on June 8, 2018, subject to three one-year extensions available at our option subject to compliance with the terms of the underlying loan agreement and payment of customary extension fees. The interest rate on the June 2016 Secured Term Loan may vary in the future based on the Company's credit rating. The Company used the proceeds from the June 2016 Secured Term Loan to repay the $60.0 million mortgage loan secured by Weberstown Mall and for other general corporate purposes. As of June 30, 2016, the balance was $64.6 million, net of $0.4 million of debt issuance costs, and the applicable interest rate was 2.2%.

The mortgage loans secured by Chesapeake Square and Merritt Square Mall were extinguished upon the properties transitioning to the lenders on April 28, 2016 and June 9, 2016, respectively (see below for further discussion).

Unsecured Debt

The Facility

On May 15, 2014, we closed on a senior unsecured revolving credit facility, or "Revolver," and a senior unsecured term loan, or "Term Loan" (collectively referred to as the "Facility"). The Revolver provides borrowings on a revolving basis up to $900.0 million, bears interest at one-month LIBOR plus 1.25%, and will initially mature on May 30, 2018, subject to two six-month extensions available at our option subject to compliance with the terms of the Facility and payment of a customary extension fee. The Term Loan provides borrowings in an aggregate principal amount up to $500.0 million, bears interest at one-month LIBOR plus 1.45%, and will mature on May 30, 2017, subject to two, 12-month extensions available at our option subject to compliance with the terms of the Facility and payment of a customary extension fee. During July 2016, the Company fixed the interest on a portion of the Term Loan using swap agreements (see Note 12 - "Subsequent Events"). The interest rate on the Facility may vary in the future based on the Company's credit rating.

At June 30, 2016, borrowings under the Facility consisted of $258.8 million outstanding under the Revolver (before debt issuance costs, net of $2.5 million) and $500.0 million outstanding under the Term Loan. On June 30, 2016, we had an aggregate available borrowing capacity of $640.9 million under the Revolver, net of $0.3 million reserved for outstanding letters of credit. At June 30, 2016, the applicable interest rate on the Revolver was one-month LIBOR plus 1.25%, or 1.72%, and the applicable interest rate on the Term Loan was one-month LIBOR plus 1.45%, or 1.92%.

Term Loans

On December 10, 2015, the Company borrowed $340.0 million under a term loan (the "December 2015 Term Loan"), pursuant to a commitment received from bank lenders. The December 2015 Term Loan bears interest at one-month LIBOR plus 1.80% and will mature in January 2023. On December 11, 2015, the Company executed interest rate swap agreements totaling $340.0 million, which effectively fixed the interest rate on the December 2015 Term Loan at 3.51% through January 2023. The interest rate on the December 2015 Term Loan may vary in the future based on the Company's credit rating. The Company used the proceeds from the December 2015 Term Loan to repay outstanding amounts on the Revolver and for other general corporate purposes. As of June 30, 2016, the balance was $336.7 million, net of $3.3 million of debt issuance costs.

WP Glimcher Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

On June 4, 2015, the Company borrowed $500.0 million under a term loan (the "June 2015 Term Loan"), pursuant to a commitment received from bank lenders. The June 2015 Term Loan bears interest at one-month LIBOR plus 1.45% and will mature in March 2020. On June 19, 2015, the Company executed interest rate swap agreements totaling $500.0 million, with an effective date of July 6, 2015, which effectively fixed the interest rate on the June 2015 Term Loan at 2.56% through June 2018. The interest rate on the June 2015 Term Loan may vary in the future based on the Company's credit rating. The Company used the proceeds from the June 2015 Term Loan to repay the remaining outstanding balance on the Bridge Loan (defined below). As of June 30, 2016, the balance was $497.2 million, net of $2.8 million of debt issuance costs.

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

The Company incurred $10.4 million of Bridge Loan commitment, structuring and funding fees. Upon the full repayment of the Bridge Loan, the Company accelerated amortization of the deferred loan costs, resulting in total amortization of $6.3 million and $10.4 million included in interest expense in the accompanying consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2015, respectively.

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

As of June 30, 2016, the balance outstanding under the Exchange Notes was $247.3 million, net of $2.7 million of debt discount and issuance costs.

Covenants

Our unsecured debt agreements contain financial and other covenants. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender including adjustments to the applicable interest rate. As of June 30, 2016, management believes the Company is in compliance with all covenants of its unsecured debt.

The total balance of mortgages was approximately $1.7 billion as of June 30, 2016. At June 30, 2016, certain of our consolidated subsidiaries were the borrowers under 31 non-recourse loans, one full-recourse loan and one partial-recourse loan secured by mortgages encumbering 37 properties, including two separate pools of cross-defaulted and cross-collateralized mortgages encumbering a total of six properties. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt instruments contain financial and other non-financial covenants which are specific to the properties which serve as collateral for that debt. Our existing non-recourse mortgage loans generally prohibit our subsidiaries that are borrowers thereunder from incurring additional indebtedness, subject to certain customary and limited exceptions. In addition, certain of these instruments limit the ability of the applicable borrower's parent entity from incurring mezzanine indebtedness unless certain conditions are satisfied, including compliance with maximum loan

WP Glimcher Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

to value ratio and minimum debt service coverage ratio tests. Further, under certain of these existing agreements, if certain cash flow levels in respect of the applicable mortgaged property (as described in the applicable agreement) are not maintained for at least two consecutive quarters, the lender could accelerate the debt and enforce its right against its collateral. If the borrower fails to comply with these covenants, the lender could accelerate the debt and enforce its right against their collateral.

On January 11, 2016, the $44.9 million mortgage loan secured by River Valley Mall, located in Lancaster, Ohio, matured.  The borrower, a consolidated subsidiary of the Company, did not repay the loan in full on the maturity date.  The borrower has initiated discussions with the special servicer regarding this non-recourse loan and is considering various options including restructuring, extending and other options, including transitioning the property to the lender.

On October 30, 2015, we received a notice of default letter, dated that same date, from the special servicer to the borrower concerning the $62.4 million mortgage loan that was scheduled to mature on February 1, 2017 and was secured by Chesapeake Square, located in Chesapeake, Virginia. The default resulted from an operating cash flow shortfall at the property in October 2015 that the borrower, a consolidated subsidiary of the Company, did not cure.  On April 21, 2016, the trustee on behalf of the mortgage lender conducted a non-judicial foreclosure sale of Chesapeake Square, in which the Company’s affiliate previously held a majority ownership interest. The mortgage lender was the successful bidder at the sale and ownership transferred on April 28, 2016.

On October 8, 2015, we received a notice of default letter, dated October 5, 2015, from the special servicer to the borrower of the $52.9 million mortgage loan secured by Merritt Square Mall, located in Merritt Island, Florida.  The letter was sent because the borrower, a consolidated subsidiary of the Company, did not repay the loan in full by its September 1, 2015 maturity date.  On May 25, 2016, the trustee on behalf of the mortgage lender conducted a non-judicial foreclosure sale of Merritt Square Mall, in which the Company’s affiliate previously held a 100% ownership interest. The mortgage lender was the successful bidder at the sale and ownership transferred on June 9, 2016. The Company continued to manage the property through and including July 31, 2016.

Upon the ownership transfers of Chesapeake Square and Merritt Square Mall, the Company recognized a net gain of $34.1 million including the cancellation of outstanding mortgage debt of $115.3 million, which is included in gain on extinguishment of debt, net in the accompanying consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2016.

On June 6, 2016, we received a notice of default letter, dated June 3, 2016, from the special servicer to the borrower of the $101.5 million mortgage loan secured by Southern Hills Mall, located in Sioux City, Iowa.  The letter was sent because the borrower, a consolidated subsidiary of the Company, did not repay the loan in full by its June 1, 2016 maturity date.  The borrower has initiated discussions with the special servicer regarding this non-recourse loan and is considering various options including restructuring, extending and other options, including transitioning the property to the lender.

On June 30, 2016, we received a notice, dated that same date, that the $87.3 million mortgage loan secured by Mesa Mall, located in Grand Junction, Colorado had been transferred to the special servicer due to the payment default that occurred when the borrower, a consolidated subsidiary of the Company, did not repay the loan in full by its June 1, 2016 maturity date.  The borrower has initiated discussions with the special servicer regarding this non-recourse loan and is considering various options including restructuring, extending and other options, including transitioning the property to the lender.

At June 30, 2016, management believes the applicable borrowers under our other non-recourse mortgage loans were in compliance with all covenants where non-compliance could individually, or giving effect to applicable cross-default provisions in the aggregate, have a material adverse effect on our financial condition, results of operations or cash flows. In addition, we have identified Valle Vista Mall, located in Harlingen, Texas, as over-levered. We expect to commence discussions with the special servicer on the loan encumbering this property prior to loan maturity.

WP Glimcher Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

Fair Value of Debt

The carrying values of our variable-rate loans approximate their fair values. We estimate the fair values of fixed-rate mortgages using cash flows discounted at current borrowing rates. The book value of our fixed-rate mortgages was $1.4 billion as of June 30, 2016 and $1.6 billion as of December 31, 2015. The fair values of these financial instruments and the related discount rate assumptions as of June 30, 2016 and December 31, 2015 are summarized as follows:

	June 30, 2016	December 31, 2015
Fair value of fixed-rate mortgages	$1,515,491	$1,675,035
Weighted average discount rates assumed in calculation of fair value for fixed-rate mortgages	3.05%	3.42%

7.	Derivative Financial Instruments

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in other comprehensive income ("OCI") or other comprehensive loss (“OCL”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Net realized gains or losses resulting from derivatives that were settled in conjunction with planned fixed-rate financings or refinancings continue to be included in accumulated other comprehensive loss ("AOCL") during the term of the hedged debt transaction. Any ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company recognized $0.6 million and $2.9 million of hedge ineffectiveness as a decrease to earnings during the three and six months ended June 30, 2016, respectively, primarily resulting from a mismatch in the terms of the December 2015 Term Loan and the corresponding derivative. The December 2015 Term Loan includes a 0% LIBOR floor while the corresponding derivative does not. There was no hedge ineffectiveness in earnings during the three and six months ended June 30, 2015.

Amounts reported in AOCL relate to derivatives that will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt. Realized gains or losses on settled derivative instruments included in AOCL are recognized as an adjustment to income over the term of the hedged debt transaction. During the next twelve months, the Company estimates that an additional $7.2 million will be reclassified as an increase to interest expense.

As of June 30, 2016, the Company had 12 outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk with a notional value of $939,600.

WP Glimcher Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the consolidated balance sheets as of June 30, 2016 and December 31, 2015:

Derivatives designated as hedging instruments:		Balance Sheet Location	June 30, 2016	December 31, 2015
Interest rate products	Asset derivatives	Deferred costs and other assets	$—	$1,658
Interest rate products	Liability derivatives	Accounts payable, accrued expenses, intangibles and deferred revenues	$20,396	$152

The asset derivative instruments were reported at their fair value of zero and $1,658 in deferred costs and other assets at June 30, 2016 and December 31, 2015, respectively, with a corresponding adjustment to OCI for the unrealized gains and losses (net of noncontrolling interest allocation). The liability derivative instruments were reported at their fair value of $20,396 and $152 in accounts payable, accrued expenses, intangibles, and deferred revenues at June 30, 2016 and December 31, 2015, respectively, with a corresponding adjustment to OCL for the unrealized gains and losses (net of noncontrolling interest allocation). Over time, the unrealized gains and losses held in AOCL will be reclassified to earnings. This reclassification will correlate with the recognition of the hedged interest payments in earnings.

The tables below present the effect of the Company's derivative financial instruments on the consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2016 and 2015:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCL on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from AOCL into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCL into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended			Three Months Ended			Three Months Ended
	June 30,			June 30,			June 30,
	2016	2015		2016	2015		2016	2015
Interest rate products	$(7,491)	$4,644	Interest expense	$1,910	$(29)	Interest expense	$(570)	$—

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCL on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from AOCL into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCL into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Six Months Ended			Six Months Ended			Six Months Ended
	June 30,			June 30,			June 30,
	2016	2015		2016	2015		2016	2015
Interest rate products	$(22,888)	$4,243	Interest expense	$3,841	$(32)	Interest expense	$(2,912)	$—

Non-Designated Hedges

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks, but do not meet the strict hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of June 30, 2016, the Company has no derivatives that are not designated as cash flow hedges.

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

As of June 30, 2016, the fair value of derivatives in a net liability position, plus accrued interest but excluding any adjustment for nonperformance risk, related to these agreements was $22,224. As of June 30, 2016, the Company has not posted any collateral related to these agreements. The Company is not in default with any of these provisions. If the Company had breached any of these provisions at June 30, 2016, it would have been required to settle its obligations under the agreements at their termination value of $22,224.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2016 and December 31, 2015, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The Company values its net derivative instruments on a recurring basis using significant other observable inputs (Level 2).

The tables below presents the Company’s net assets and liabilities measured at fair value as of June 30, 2016 and December 31, 2015 aggregated by the level in the fair value hierarchy within which those measurements fall:

	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2016
Derivative instruments, net	$—	$(20,396)	$—	$(20,396)

	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2015
Derivative instruments, net	$—	$1,506	$—	$1,506

WP Glimcher Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

8.	Equity

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

On April 15, 2015, WPG Inc. redeemed all of the 4,700,000 issued and outstanding Series G Preferred Shares, resulting in WPG L.P. redeeming a like number of preferred units under terms identical to those of the Series G Preferred Shares described below. The Series G Preferred Shares were redeemed at a redemption price of $25.00 per share, plus accumulated and unpaid distributions up to, but excluding, the redemption date, in an amount equal to $0.5868 per share, for a total payment of $25.5868 per share. This redemption amount included the first quarter dividend of $0.5078 per share that was declared on February 24, 2015 to holders of record of such Series G Preferred Shares on March 31, 2015. Because the redemption of the Series G Preferred Shares was a redemption in full, trading of the Series G Preferred Shares on the NYSE ceased after the redemption date. The aggregate amount paid to effect the redemptions of the Series G Preferred Shares was approximately $120.3 million, which was funded with cash on hand.

Exchange Rights
Subject to the terms of the limited partnership agreement of WPG L.P., limited partners in WPG L.P. have, at their option, the right to exchange all or any portion of their units for shares of common stock on a one‑for‑one basis or cash, as determined by WPG Inc. Therefore, the common units held by limited partners are considered by WPG Inc. to be share equivalents and classified as noncontrolling interests within permanent equity, and classified by WPG L.P. as permanent equity. The amount of cash to be paid if the exchange right is exercised and the cash option is selected will be based on the trading price of WPG Inc.'s common stock at that time. At June 30, 2016, WPG Inc. had reserved 35,129,921 shares of common stock for possible issuance upon the exchange of units held by limited partners.

The holders of the Series I-1 Preferred Units have, at their option, the right to have their units purchased by WPG L.P. subject to the satisfaction of certain conditions. Therefore, the Series I-1 Preferred Units are classified as redeemable noncontrolling interests outside of permanent equity.

Stock Based Compensation

On May 28, 2014, the Board adopted the Washington Prime Group, L.P. 2014 Stock Incentive Plan (the "Plan"), which permits the Company to grant awards to current and prospective directors, officers, employees and consultants of the Company or any affiliate. An aggregate of 10,000,000 shares of common stock has been reserved for issuance under the Plan. In addition, the maximum number of awards to be granted to a participant in any calendar year is 500,000 shares. Awards may be in the form of stock options, stock appreciation rights, restricted stock, restricted stock units or other stock-based awards in WPG Inc., or long term incentive units ("LTIP units" or "LTIPs") or performance units ("Performance LTIP Units") in WPG L.P. The Plan terminates on May 28, 2024.

Long Term Incentive Awards

The following is a summary by type of the awards that the Company issued during the six months ended June 30, 2016.

Time Vested LTIP Awards

The Company has issued time-vested LTIP units ("Inducement LTIP Units") to certain executive officers and employees under the Plan, pursuant to LTIP Unit Award Agreements between the Company and each of the grant recipients. These awards will vest and the related fair value will be expensed over a four-year vesting period. During the six months ended June 30, 2016, the Company did not grant any Inducement LTIP Units.

WP Glimcher Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

Performance Based Awards

The Company has allocated Performance LTIP units, subject to certain market conditions, under ASC 718 to certain executive officers and employees to be earned and the related fair value expensed over the applicable performance periods. During the six months ended June 30, 2016, the Company did not grant any Performance LTIP Units.

Annual Long-Term Incentive Awards

During 2015, the Company approved the performance criteria and maximum dollar amount of the 2015 annual LTIP unit awards (the "2015 Annual Long-Term Incentive Awards"), that generally range from 30%-300% of annual base salary, for certain executive officers and employees of the Company. The number of awards is determined by converting the cash value of the award to a number of LTIP units (the "Allocated Units") based on the closing price of WPG Inc.'s common shares for the final 15 days of 2015. Recipients are eligible to receive a percentage of the Allocated Units based on the Company's performance on its strategic goals detailed in the Company's 2015 cash bonus plan and the Company's relative total shareholder return ("TSR") compared to the MSCI REIT Index. Payout for 40% of the Allocated Units is based on the Company's performance on the strategic goals and the payout on the remaining 60% is based on the Company's TSR performance. The strategic goal component was achieved in 2015; however, the TSR was below threshold performance, resulting in a 40% payout for this annual LTIP award. During the six months ended June 30, 2016, the Company awarded 323,417 LTIP units related to the 2015 Annual Long-Term Incentive Awards and vest one-third on each of January 1, 2017, 2018 and 2019.
During the six months ended June 30, 2016, the Company approved the performance criteria and maximum dollar amount of the 2016 annual awards (the "2016 Annual Long-Term Incentive Awards"), that generally range from 30%-300% of annual base salary, for certain executive officers and employees of the Company. The number of awards is determined by converting the cash value of the award to a number of restricted stock units (the "Allocated RSUs") based on the closing price of WPG Inc.'s common shares for the final 15 days of 2016. Recipients are eligible to receive a percentage of the Allocated RSUs based on the Company's performance on its strategic goals detailed in the Company's 2016 cash bonus plan and the Company's relative TSR compared to a peer group based on companies with similar assets and revenue. Payout for 50% of the Allocated RSUs is based on the Company's performance on the strategic goals and the payout on the remaining 50% is based on the Company's TSR performance. Any 2016 Allocated RSUs earned will be granted in 2017 and vest one-third on each of January 1, 2018, 2019 and 2020. The fair value of the awards related to the Company's TSR performance will be expensed over the period from May 17, 2016 (when service began) through the end of the vesting period. If earned, the fair value of the portion of the awards based upon the Company's performance of the strategic goals will be recognized as expense over the period from the 2017 grant date through the end of the vesting period.
WPG Restricted Stock Unit Awards

The Company issues restricted stock units ("RSUs") to certain executive officers, employees, and independent members of the Board. The RSUs are service-based awards and the related fair value is expensed over the applicable service periods, except in instances that result in accelerated vesting due to severance arrangements. During the six months ended June 30, 2016, the Company issued 154,570 RSUs under the Plan with a fair value of $1.6 million.

WPG Restricted Common Share Awards

As part of the Merger, unvested restricted common shares held by certain Glimcher executive employees, which had an original vesting period of five years, were converted into 1,039,785 WPG restricted common shares (the “WPG Restricted Shares”). The WPG Restricted Shares will be amortized over the remaining life of the applicable vesting period, except for the portion of the awards applicable to pre-Merger service, which was included as equity consideration issued in the Merger.
LTIP/RSU/WPG Restricted Share Award Related Compensation Expense

The Company recorded compensation expense related to all LTIP, RSU and WPG Restricted Shares of approximately $11.0 million and $2.8 million for the three months ended June 30, 2016 and 2015, respectively, and approximately $11.7 million and $5.1 million for the six months ended June 30, 2016 and 2015, respectively. In certain instances, employment agreements and stock compensation programs provide for accelerated vesting when executives are terminated without cause. The expense associated with the accelerated vesting is recorded within the consolidated statements of operations and comprehensive income as "Merger, restructuring and transaction costs."

WP Glimcher Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

The LTIP, RSU and the WPG Restricted Shares expense were recorded in the accompanying consolidated statements of operations and comprehensive income as indicated below (amounts in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Merger, restructuring and transaction costs	$9.5	$—	$9.5	$—
General and administrative	1.5	2.8	2.2	5.1
Total expense	$11.0	$2.8	$11.7	$5.1

Stock Options

During the six months ended June 30, 2016, 247,500 stock options were granted from the Plan to employees, 13,970 stock options were exercised by employees and 161,087 stock options were canceled, forfeited or expired. As of June 30, 2016, there were 1,217,624 stock options outstanding. The Company recorded compensation expense related to stock options of $47 and $21 for the three months ended June 30, 2016 and 2015, respectively, and $99 and $21 for the six months ended June 30, 2016 and 2015, respectively.

Distributions
On February 25, 2016, WPG Inc.'s Board of Directors declared the following cash distributions per share/unit:

Security Type	Distribution per Share/Unit	For the Quarter Ended	Record Date	Date Paid
Common Shares/Units	$0.2500	March 31, 2016	March 7, 2016	March 15, 2016
Series H Preferred Shares/Units	$0.4688	March 31, 2016	March 31, 2016	April 15, 2016
Series I Preferred Shares/Units	$0.4297	March 31, 2016	March 31, 2016	April 15, 2016
Series I‑1 Preferred Units	$0.4563	March 31, 2016	March 31, 2016	April 15, 2016
On May 17, 2016, WPG Inc.'s Board of Directors declared the following cash distributions per share/unit:

Security Type	Distribution per Share/Unit	For the Quarter Ended	Record Date	Date Paid
Common Shares/Units	$0.2500	June 30, 2016	June 3, 2016	June 15, 2016
Series H Preferred Shares/Units (1)	$0.4688	June 30, 2016	June 30, 2016	July 15, 2016
Series I Preferred Shares/Units (1)	$0.4297	June 30, 2016	June 30, 2016	July 15, 2016
Series I‑1 Preferred Units (1)	$0.4563	June 30, 2016	June 30, 2016	July 15, 2016

(1)	Amounts total $3.0 million and are recorded as distributions payable in the accompanying consolidated balance sheet as of June 30, 2016.

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

Concentration of Credit Risk

Our properties rely heavily upon anchor or major tenants to attract customers; however, these retailers do not constitute a material portion of our financial results. Additionally, many anchor retailers in the enclosed retail properties own their spaces further reducing their contribution to our operating results. All operations are within the United States and no customer or tenant accounts for 5% or more of our consolidated revenues.

10.    Related Party Transactions

Transactions with SPG

In connection with the separation, SPG managed the day-to-day operations of our legacy SPG enclosed retail properties through February 29, 2016 in accordance with property management agreements that expired as of May 31, 2016. Additionally, WPG and SPG entered into a transition services agreement pursuant to which SPG provided to WPG, on an interim, transitional basis after the Separation Date through May 31, 2016, the date on which it was terminated, various services including administrative support for the community centers through December 31, 2015, information technology, property management, accounts payable and other financial functions, as well as engineering support, quality assurance support and other administrative services for the enclosed retail properties through March 1, 2016. Under the transition services agreement that terminated on May 31, 2016, SPG charged WPG, based upon SPG's allocation of certain shared costs such as insurance premiums, advertising and promotional programs, leasing and development fees. Amounts charged to expense for property management and common costs, services, and other as well as insurance premiums are included in property operating costs in the consolidated statements of operations and comprehensive income. Additionally, leasing and development fees charged by SPG are capitalized by the property.

Charges for properties which are consolidated for each of the periods presented are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Property management and common costs, services and other	$2,526	$5,620	$6,741	$12,549
Insurance premiums	$—	$2,269	$—	$4,538
Advertising and promotional programs	$—	$210	$102	$429
Capitalized leasing and development fees	$1,315	$2,177	$2,483	$3,808

Charges for unconsolidated properties for each of the periods presented are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Property management costs, services and other	$—	$191	$124	$413
Insurance premiums	$—	$3	$—	$6
Advertising and promotional programs	$—	$10	$6	$20
Capitalized leasing and development fees	$—	$10	$8	$12

WP Glimcher Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

At June 30, 2016 and December 31, 2015, $2,230 and $3,455, respectively, were payable to SPG and its affiliates and are included in accounts payable, accrued expenses, intangibles, and deferred revenues in the accompanying consolidated balance sheets.
In connection with and as part of WPG's post-Merger integration efforts, WPG terminated the transition services agreement, all applicable property management agreements with SPG, and the property development agreement except for certain limited ongoing development projects, effective May 31, 2016.
Transactions with the O'Connor Joint Venture

As described in the O'Connor Joint Venture section within Note 5 - "Investment in Unconsolidated Entities, at Equity," we retained management, leasing and development responsibilities for the O'Connor Properties. Related to performing these services, we recorded management fee revenue of $1.6 million and $3.0 million for the three and six months ended June 30, 2016, respectively, and $0.8 million for the three and six months ended June 30, 2015, which are included in other income in the accompanying consolidated statements of operations and comprehensive income. Advances to the O'Connor Joint Venture totaled $1.2 million as of June 30, 2016 and December 31, 2015, which are included in investment in and advances to unconsolidated entities, at equity in the accompanying consolidated balance sheets. Management deems this balance to be collectible and anticipates repayment within one year.

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

The following table sets forth the computation of WPG Inc.'s basic and diluted earnings (loss) per common share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Earnings (Loss) Per Common Share, Basic:
Net income (loss) attributable to common shareholders - basic	$17,807	$3,901	$26,321	$(8,369)
Weighted average shares outstanding - basic	185,313,533	185,290,327	185,310,537	182,885,092
Earnings (loss) per common share, basic	$0.10	$0.02	$0.14	$(0.05)

Earnings (Loss) Per Common Share, Diluted:
Net income (loss) attributable to common shareholders - basic	$17,807	$3,901	$26,321	$(8,369)
Net income (loss) attributable to common unitholders	3,370	985	4,975	(1,358)
Net income (loss) attributable to common shareholders - diluted	$21,177	$4,886	$31,296	$(9,727)
Weighted average common shares outstanding - basic	185,313,533	185,290,327	185,310,537	182,885,092
Weighted average operating partnership units outstanding	34,304,679	34,396,029	34,304,757	34,263,688
Weighted average additional dilutive securities outstanding	856,562	565,157	757,293	—
Weighted average common shares outstanding - diluted	220,474,774	220,251,513	220,372,587	217,148,780
Earnings (loss) per common share, diluted	$0.10	$0.02	$0.14	$(0.05)

For the three and six months ended June 30, 2016 and 2015, additional potentially dilutive securities include outstanding stock options and performance based and annual LTIP unit awards. For the six months ended June 30, 2015, diluted shares exclude the impact of any such securities because their effect would be anti-dilutive. We accrue distributions when they are declared.

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

The following table sets forth the computation of WPG L.P.'s basic and diluted earnings (loss) per common unit:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Earnings (Loss) Per Common Unit, Basic and Diluted:
Net income (loss) attributable to common unitholders - basic and diluted	$21,177	$4,886	$31,296	$(9,727)
Weighted average common units outstanding - basic	219,618,212	219,686,356	219,615,294	217,148,780
Weighted average additional dilutive securities outstanding	856,562	565,157	757,293	—
Weighted average units outstanding - diluted	220,474,774	220,251,513	220,372,587	217,148,780
Earnings (loss) per common unit, basic and diluted	$0.10	$0.02	$0.14	$(0.05)

For the three and six months ended June 30, 2016 and 2015, additional potentially dilutive securities include contingently-issuable units related to WPG Inc.'s outstanding stock options and WPG L.P.'s performance based and annual LTIP unit awards. For the six months ended June 30, 2015, diluted shares exclude the impact of any such securities because their effect would be anti-dilutive. We accrue distributions when they are declared.

12.    Subsequent Events

On July 6, 2016, the Company executed interest rate swap agreements totaling $200.0 million, which effectively fixed the interest rate on a portion of the Term Loan at 2.04% through August 1, 2018. The swap transactions reduced our percentage of floating rate debt from 28.5% to 22.8% of total consolidated debt.

On July 14, 2016, the Company’s Executive Vice President, Director of Leasing and Senior Vice President of Human Resources were terminated without cause from their positions and will receive severance payments and other benefits pursuant to the terms and conditions of the respective Severance Benefits Agreements for each. In addition to these executive terminations, the Company terminated additional non-executive personnel as part of an effort to reduce overhead costs. Based upon management's assessment of the facts and circumstances that existed at June 30, 2016 and the nature of the severance benefits provided pursuant to existing arrangements with these executives, these actions resulted in aggregate charges of approximately $5.6 million, which were recorded in the three months ended June 30, 2016 and are included within merger, restructuring and transaction costs in the accompanying consolidated statements of operations and comprehensive income.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in this report.

Overview - Basis of Presentation

WP Glimcher Inc. (formerly named Washington Prime Group Inc.) (“WPG Inc.”) is an Indiana corporation that operates as a self‑administered and self‑managed real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended. REITs will generally not be liable for federal corporate income taxes as long as they continue to distribute not less than 100% of their taxable income and satisfy certain other requirements. Washington Prime Group, L.P. (“WPG L.P.”) is WPG Inc.'s majority‑owned partnership subsidiary that owns, develops and manages, through its affiliates, all of WPG Inc.'s real estate properties and other assets. WPG Inc. is the sole general partner of WPG L.P. As of June 30, 2016, our assets consisted of material interests in 117 shopping centers in the United States, consisting of community centers and enclosed retail properties.
WPG (defined below) was created to hold the community center business and smaller enclosed retail properties of Simon Property Group, Inc. (“SPG”) and its subsidiaries. On May 28, 2014 (the "Separation Date"), WPG separated from SPG through the distribution of 100% of the outstanding units of WPG L.P. to the owners of Simon Property Group, L.P. (“SPG L.P.”), SPG's operating partnership, and 100% of the outstanding shares of WPG Inc. to the SPG shareholders in a tax‑free distribution. Prior to the separation, WPG Inc. and WPG L.P. were wholly owned subsidiaries of SPG and its subsidiaries. Prior to or concurrent with the separation, SPG engaged in certain formation transactions that were designed to consolidate the ownership of its interests in 98 properties (the “SPG Businesses”) and distribute such interests to us. Pursuant to the separation agreement, SPG distributed 100% of the common shares of WPG Inc. on a pro rata basis to SPG’s shareholders as of the May 16, 2014 record date.
Unless the context otherwise requires, references to "WPG," the "Company," “we,” “us” and “our” refer to WPG Inc., WPG L.P. and entities in which WPG Inc. or WPG L.P. (or an affiliate) has a material ownership or financial interest, on a consolidated basis, after giving effect to the transfer of assets and liabilities from SPG as well as to the SPG Businesses prior to the date of the completion of the separation. Before the completion of the separation, the SPG Businesses were operated as subsidiaries of SPG, which operates as a REIT.
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
The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The consolidated balance sheets as of June 30, 2016 and December 31, 2015 include the accounts of WPG Inc. and WPG L.P., as well as their majority owned and controlled subsidiaries. The consolidated statements of operations include the consolidated accounts of the Company. All intercompany transactions have been eliminated in consolidation. In the opinion of management, the consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods presented. The Company believes that the disclosures made are adequate to prevent the information presented from being misleading.
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
The Merger

On January 15, 2015, the Company acquired Glimcher Realty Trust (“Glimcher”), pursuant to a definitive agreement and plan of merger with Glimcher and certain affiliated parties of each dated September 16, 2014 (the “Merger Agreement”), in a stock and cash transaction valued at approximately $4.2 billion, including the assumption of debt (the “Merger”). In the Merger, Glimcher common shareholders received, for each Glimcher common share, $14.02 consisting of $10.40 in cash and 0.1989 of a share of WPG Inc.’s common stock valued at $3.62 per Glimcher common share, based on the closing price of WPG Inc.’s common stock on the Merger closing date. Approximately 29.9 million shares of WPG Inc.'s common stock were issued to Glimcher shareholders in the Merger, and WPG L.P. issued to WPG Inc. a like number of common units as consideration for the common shares issued. Additionally, included in consideration were operating partnership units held by limited partners and preferred stock as noted below. In connection with the closing of the Merger, an indirect subsidiary of WPG L.P. was merged into Glimcher’s operating partnership. In the Merger, we acquired material interests in 23 shopping centers comprised of approximately 15.8 million square feet of gross leasable area and assumed additional mortgages on 14 properties with a fair value of approximately $1.4 billion. The combined company, which was renamed WP Glimcher Inc. in May 2015 upon receiving shareholder approval, is comprised of approximately 66 million square feet of gross leasable area (compared to approximately 53 million square feet for the Company prior to the Merger) and has a combined portfolio of material interests in 117 properties as of June 30, 2016.
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
The cash portion of the Merger consideration was funded by the Property Sale and draws under the Bridge Loan (see "Financing and Debt" below). During the three and six months ended June 30, 2015, the Company incurred $4.9 million and $25.7 million of costs related to the Merger, which are included in merger, restructuring and transaction costs in the consolidated statements of operations and comprehensive income.
Leadership Transition and Proposed Corporate Change of Name

2015 Activity
On June 1, 2015, the Company announced a management transition plan through which Mark S. Ordan, the then Executive Chairman of the Board, transitioned to serve as an active non-executive Chairman of the Board and provide consulting services to the Company under a transition and consulting agreement, effective as of January 1, 2016 (see "2016 Activity" below for subsequent matters related to Mr. Ordan).  Additionally, the Company reduced staff formerly located in its Bethesda, Maryland-based transition operations group led by C. Marc Richards, the Company’s then Executive Vice President and Chief Administrative Officer, who departed the Company on January 15, 2016. Other senior executives from the Bethesda office who departed the Company at the end of 2015 were Michael J. Gaffney, then Executive Vice President, Head of Capital Markets (who served as a consultant to the Company through March 31, 2016), and Farinaz S. Tehrani, then Executive Vice President, Legal and Compliance. During the second quarter of 2015, the Company incurred $4.2 million of related severance costs, which are included in the total merger, restructuring and transaction costs disclosed above. Reduced overhead expenses beginning in 2016 are anticipated to enable the Company to achieve synergies from the Merger as originally anticipated.
2016 Activity
On June 20, 2016 (the “Executive Separation Date”), the Company announced the following leadership changes effective immediately: (1) the resignation of Mr. Michael P. Glimcher as the Company’s Chief Executive Officer and Vice Chairman of the Company’s Board of Directors (the “Board”); (2) the appointment of Mr. Louis G. Conforti, a current Board member, as Interim Chief Executive Officer; (3) the resignation of Mr. Mark S. Ordan as non-executive Chairman of the Board; and (4) the resignation of Mr. Niles C. Overly from the Board. Messrs. Conforti and Ordan continue to serve on the Board. Additionally, on June 16, 2016, the Board appointed Mr. Robert P. Demchak as Executive Vice President, General Counsel, and Corporate Secretary of the Company. Also, on the Executive Separation Date, the Board appointed Mr. Robert J. Laikin, a current Board member, as non-executive Chairman of the Board and also appointed Mr. John F. Levy and Mr. John J. Dillon III as directors. The Board currently consists of five independent members: Messrs. Laikin, Dillon, Levy, Marvin L. White, and Ms. Jacqueline R. Soffer as well as Messrs. Conforti and Ordan who are not independent. On July 14, 2016, the Company’s Executive Vice President, Director of Leasing and Senior Vice President of Human Resources were terminated without cause from their positions and will receive severance payments and other benefits pursuant to the terms and conditions of the respective Severance Benefits Agreements for each. In addition to these July 14, 2016 executive terminations, the Company terminated additional non-executive personnel as part of an effort to reduce overhead costs. In connection with and as part of the aforementioned management changes, the Company took a charge in the second quarter of 2016 of $29.9 million, of which $25.8 million related to severance and restructuring-related costs, including $9.5 million of non-cash stock compensation for accelerated vesting of equity incentive awards, and $4.1 million related to fees and expenses incurred in connection with the Company's investigation of various strategic alternatives, which costs are included in merger, restructuring and transaction costs in the consolidated statements of operations and comprehensive income. Additionally, the Company will include a proposal to change its name to Washington Prime Group Inc. at its annual meeting of shareholders scheduled to be held on August 30, 2016.
Conveyance of Glimcher Domain Name and Naming Rights to Mr. Michael P. Glimcher
In connection with the resignation of Mr. Michael P. Glimcher as the Company’s Chief Executive Officer and Vice Chairman of the Board, the Company agreed, subject to shareholder approval of our proposed corporate name change from WP Glimcher Inc. to Washington Prime Group Inc., to assign to Mr. Glimcher our right, title and interest to the glimcher.com internet domain name, the Glimcher logo, and irrevocably consent to Mr. Glimcher’s use of the “Glimcher” name in any future trade name or business endeavor. Mr. Glimcher consented to the Company’s use of the “Glimcher” name and Glimcher logo with respect to our subsidiaries and properties for a period of 12 months following the Executive Separation Date.

The O'Connor Joint Venture
On June 1, 2015, we completed a joint venture transaction with O'Connor Mall Partners, L.P. ("O'Connor"), an unaffiliated third party, with respect to the ownership and operation of five of the Company’s enclosed retail properties and certain related out-parcels (the "O'Connor Joint Venture") acquired in the Merger, which were valued at approximately $1.625 billion, consisting of the following: The Mall at Johnson City located in Johnson City, Tennessee; Pearlridge Center located in Aiea, Hawaii; Polaris Fashion Place® located in Columbus, Ohio; Scottsdale Quarter® located in Scottsdale, Arizona and Town Center Plaza (which consists of Town Center Plaza and the adjacent Town Center Crossing) located in Leawood, Kansas (collectively the "O'Connor Properties"). Under the terms of the joint venture agreement, we retained a 51% interest in the O'Connor Joint Venture and sold the remaining 49% interest to O'Connor. In addition, the Company received reimbursement for 49% of costs incurred as of June 1, 2015 related to development activity at Scottsdale Quarter. The transaction generated net proceeds, after taking into consideration the assumption of debt (including the new loans on Pearlridge Center and Scottsdale Quarter) and costs associated with the transaction, of approximately $432 million (including $28.7 million for the partial reimbursement of the Scottsdale Quarter development costs), which was used to repay a portion of the Bridge Loan (defined below). Since we no longer control the operations of the O'Connor Properties, we deconsolidated the properties and recorded a gain related to this sale of $5.1 million, which is included in (loss) gain on disposition of interests in properties, net in the consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2015. We retained management and leasing responsibilities for the O'Connor Properties, though our partner's substantive participating rights over the decisions most important to the operations of the O'Connor Joint Venture preclude our control and consolidation of this venture.
Business Opportunities

We derive our revenues primarily from retail tenant leases, including fixed minimum rent leases, percentage rent leases based on tenants' sales volumes and reimbursements from tenants for certain expenses. We seek to re-lease our spaces at higher rents and increase our occupancy rates, and to enhance the performance of our properties and increase our revenues by, among other things, adding anchors or big-boxes, re-developing or renovating existing properties to increase the leasable square footage, and increasing the productivity of occupied locations through aesthetic upgrades, re-merchandising and/or changes to the retail use of the space. We seek growth in earnings, funds from operations ("FFO") and cash flows by enhancing the profitability and operation of our properties and investments.
Additionally, we feel there are opportunities to enhance our portfolio and balance sheet through active portfolio management. We believe that there are opportunities for us to acquire additional shopping centers that match our investment criteria. We invest in real estate properties to maximize total financial return which includes both operating cash flows and capital appreciation. We also seek to dispose of assets that no longer meet our strategic criteria. These dispositions will be a combination of asset sales and transitions of over-levered properties to lenders.
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

Core business fundamentals in the overall portfolio during the first six months of 2016 generally improved compared to the first six months of 2015. Ending occupancy for the core properties was 92.9% as of June 30, 2016, as compared to 92.3% as of June 30, 2015. Average base minimum rent per square foot for the core portfolio increased by 0.6% when comparing June 30, 2016 to June 30, 2015. Comparable NOI increased 3.0% for the core portfolio and 2.5% for the portfolio including the non-core properties when comparing the second quarter of 2016 to the second quarter of 2015. NOI growth resulted from $3.3 million in increased minimum rent from the lease-up of vacant spaces and from some redevelopment projects coming on-line, as well as a pick-up of $1.6 million from lower operating costs, net of the related reimbursement income, primarily from successful real estate tax appeals, partially offset by $1.1 million of additional bad debt expense primarily from bankruptcies.  The growth in our NOI was 1.5% for our community centers and 3.4% for our core enclosed retail properties.

The following table sets forth key operating statistics for our portfolio of core properties or interests in properties:

	June 30, 2016	June 30, 2015	% Change
Ending occupancy (1)	92.9%	92.3%	0.6%
Average base minimum rent per square foot (2)	$21.44	$21.32	0.6%

(1)
Ending occupancy is the percentage of gross leasable area, or GLA, which is leased as of the last day of the reporting period. We include all Company-owned space except for anchors, majors, freestanding office and outlots at our enclosed retail properties in the calculation of ending occupancy. Community center GLA included in the calculation relates to all Company-owned space other than office space. When including the non-core properties, occupancy was 92.2% and 91.5% at June 30, 2016 and 2015, respectively.

(2)	Average base minimum rent per square foot is the average base minimum rent charge in effect for the reporting period for all tenants that would qualify to be included in ending occupancy.

Current Leasing Activities

During the six months ended June 30, 2016, we signed new leases and renewal leases (excluding enclosed retail property anchors, majors and offices) across the core portfolio, comprising approximately 1,374,900 square feet. The average annual initial base minimum rent for new leases was $23.20 per square foot ("psf") and for renewed leases was $29.57 psf. For these leases, the average for tenant allowances was $43.46 psf for new leases and $7.15 psf for renewals.

Results of Operations

Activities Affecting Results

The following acquisitions and dispositions affected our results in the comparative periods:

•	On June 9, 2016, we transitioned Merritt Square Mall, located in Merritt Island, Florida, to the lender.

•	On April 28, 2016, we transitioned Chesapeake Square, located in Chesapeake, Virginia, to the lender.

•	On January 29, 2016, we completed the sale of Forest Mall, located in Fond Du Lac, Wisconsin, and Northlake Mall, located in Atlanta, Georgia, to private real estate investors.

•
On June 1, 2015, we completed the transaction forming the O'Connor Joint Venture with regard to the ownership and operation of the O'Connor Properties, resulting in the deconsolidation of five of our enclosed retail properties and certain related out-parcels acquired in the Merger. Under the terms of the joint venture agreement, we retained a 51% interest and sold a 49% interest to O'Connor, the third party partner.

•
On January 15, 2015, we acquired 23 properties in the Merger. Total revenues and net loss (excluding transaction costs and costs of corporate borrowing) from these properties (including the amounts from the O'Connor Properties for periods prior to the date of the O'Connor Joint Venture transaction) from the date of the Merger of $71.2 million and $9.1 million, respectively, for the three months ended June 30, 2015 and $140.0 million and $1.3 million, respectively, for the six months ended June 30, 2015 are included in the consolidated statements of operations and comprehensive income. The primary driver of the net loss is depreciation and amortization on the newly acquired assets recorded at fair value. Thus, the operating results of the properties are contributing positive FFO for the Company.

•	On January 13, 2015, we acquired Canyon View Marketplace, a 43,000 square foot shopping center located in Grand Junction, Colorado.

For the purposes of the following comparisons, the properties acquired in the Merger transaction, including the impact of the deconsolidation of certain properties in the O'Connor Joint Venture transaction and the transitioning to the lender of Merritt Square Mall (both causing decreases period over period), are referred to as the "Merger Properties," and the other transactions listed above are referred to as the "Property Transactions." In the following discussions of our results of operations, "comparable" refers to properties we owned and operated throughout both of the periods under comparison.

Three Months Ended June 30, 2016 vs. Three Months Ended June 30, 2015

Minimum rents decreased $20.4 million, of which the Merger Properties accounted for $18.8 million with the remaining $1.6 million decrease primarily due to the Property Transactions. Overage rents decreased $0.4 million primarily attributable to the Merger Properties. Tenant reimbursements decreased $8.0 million due to $6.8 million attributable to the Merger Properties and $1.2 million attributable to the Property Transactions and comparable properties. Other income decreased $2.9 million primarily due to a net $3.1 million decrease from the Property Transactions and comparable properties and a $0.7 million decrease attributable to the Merger Properties, partially offset by a $0.9 million increase in management, leasing and development fee income from the O'Connor Joint Venture.

Total operating expenses decreased $12.8 million, of which $28.1 million was attributable to the Merger Properties, $7.2 million was attributable to the Property Transactions and comparable properties, primarily related to decreased depreciation on fully depreciated assets, and $2.5 million was attributable to a net decrease in general and administrative expenses. These decreases were partially offset by a net $25.0 million increase in merger, restructuring and transaction costs, primarily attributable to the management transition as well as strategic alternatives explored during 2016. The restructuring charges were part of an initiative to streamline the corporate function and will result is approximately $5 million per year in corporate overhead savings beginning in the second half of 2016.

Interest expense decreased $4.3 million, of which $3.1 million was attributable to the repayment of certain mortgages in 2015, $2.0 million was attributable to the Merger Properties and $0.7 million was attributable to Bridge Loan fees written off in 2015 (net of additional interest on borrowings to finance the Merger transaction). These decreases were partially offset by $1.5 million related to default interest on properties transitioned, or to be transitioned, to lenders.

Gain on extinguishment of debt recognized in the 2016 period consisted of the $34.1 million net gain from the transitioning of Merritt Square Mall and Chesapeake Square to the lenders. There was no such gain recognized in the 2015 period.

(Loss) gain on disposition of interests in properties recognized in the 2016 period consisted of an additional $0.1 million of loss from the sale of Forest Mall and Northlake Mall and in the 2015 period consisted of the $5.1 million gain related to the O'Connor Joint Venture transaction.

For WPG Inc., net income (loss) attributable to noncontrolling interests primarily relates to the allocation of income (loss) to third parties based on their respective weighted average ownership interest in WPG L.P., which percentage remained consistent over the periods.

Preferred share dividends relate to the 8.125% Series G Cumulative Redeemable Preferred Stock (the "Series G Preferred Shares"), the 7.5% Series H Cumulative Redeemable Preferred Stock (the "Series H Preferred Shares") and the 6.875% Series I Cumulative Redeemable Preferred Stock (the "Series I Preferred Shares") issued in connection with the Merger. Preferred dividends decreased $0.5 million primarily related to the Series G Preferred Shares, which were redeemed in full on April 15, 2015.

Six Months Ended June 30, 2016 vs. Six Months Ended June 30, 2015

Minimum rents decreased $38.2 million, of which the Merger Properties accounted for $35.4 million with the remaining $2.8 million decrease primarily due to the Property Transactions. Overage rents decreased $0.2 million primarily attributable to the Merger Properties and Property Transactions, partially offset by a net increase from the comparable properties. Tenant reimbursements decreased $19.3 million due to $14.4 million attributable to the Merger Properties and $4.9 million attributable to the Property Transactions and comparable properties, including amounts related to real estate tax refunds. Other income decreased $1.7 million primarily due to a net $3.1 million decrease from the Property Transactions and comparable properties and a $1.0 million decrease attributable to the Merger Properties, partially offset by a $2.4 million increase in management, leasing and development fee income from the O'Connor Joint Venture.

Total operating expenses decreased $68.1 million, of which $51.5 million was attributable to the Merger Properties, $19.6 million was attributable to the Property Transactions and comparable properties, primarily related to decreased depreciation on fully depreciated assets and real estate tax refunds, and $1.2 million was attributable to a net decrease in general and administrative expenses. These decreases were partially offset by a net $4.2 million increase in merger, restructuring and transaction costs, primarily attributable to the management transition as well as strategic alternatives explored during 2016.

Interest expense decreased $4.1 million, of which $7.2 million was attributable to the repayment of certain mortgages in 2015 and $6.2 million was attributable to the Merger Properties. These decreases were partially offset by $6.1 million attributable to additional interest on borrowings to finance the Merger transaction (net of Bridge Loan fees written off in 2015) and $3.2 million related to default interest on properties transitioned, or to be transitioned, to lenders.

Gain on extinguishment of debt recognized in the 2016 period consisted of the $34.1 million net gain from the transitioning of Merritt Square Mall and Chesapeake Square to the lenders. There was no such gain recognized in the 2015 period.

(Loss) gain on disposition of interests in properties recognized in the 2016 period consisted of the $2.3 million loss from the sale of Forest Mall and Northlake Mall and in the 2015 period consisted of the $5.1 million gain related to the O'Connor Joint Venture transaction.

For WPG Inc., net income (loss) attributable to noncontrolling interests primarily relates to the allocation of income (loss) to third parties based on their respective weighted average ownership interest in WPG L.P., which percentage remained consistent over the periods.

Preferred share dividends relate to the Series G Preferred Shares, the Series H Preferred Shares and the Series I Preferred Shares issued in connection with the Merger. Preferred dividends decreased $2.0 million primarily related to the Series G Preferred Shares, which were redeemed in full on April 15, 2015.

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

Because we own primarily long-lived income-producing assets, our financing strategy relies on long-term fixed rate mortgage debt as well as floating rate debt (including unsecured financing such as the Revolver and our term loans). At June 30, 2016, floating rate debt (excluding loans hedged to fixed interest) comprised 28.5% of our total consolidated debt. In July 2016, we entered into swap agreements on $200.0 million of our floating rate debt that reduces our percentage of floating rate debt to 22.8% of total consolidated debt. We will continue to monitor our borrowing mix to limit market risk. We derive most of our liquidity from leases that generate positive net cash flow from operations, the total of which was $130.9 million during the six months ended June 30, 2016.

Our balance of cash and cash equivalents decreased $52.8 million during 2016 to $63.4 million as of June 30, 2016. The decrease was primarily due to the net repayment of debt and capital expenditures, partially offset by operating cash flow from the properties and proceeds from the disposition of properties. See "Cash Flows" below for more information.

On June 30, 2016, we had an aggregate available borrowing capacity of $640.9 million under the Revolver, net of outstanding borrowings of $258.8 million and $0.3 million reserved for outstanding letters of credit. The weighted average interest rate on the Revolver was 1.7% during the three and six months ended June 30, 2016.

The consolidated indebtedness of our business was approximately $3.5 billion as of June 30, 2016, or a decrease of approximately $138.2 million from December 31, 2015. The change in consolidated indebtedness from December 31, 2015 is described in greater detail under "Financing and Debt".
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

Cash Flows

Our net cash flow from operating activities totaled $130.9 million during the six months ended June 30, 2016. During this period we also:

•	funded capital expenditures of $71.0 million;

•	funded net amounts of restricted cash reserves held for future capital expenditures of $0.9 million;

•	received net proceeds from the disposition of properties of $13.4 million;

•	funded investments in unconsolidated entities of $7.5 million;

•	received distributions of capital from unconsolidated entities of $24.8 million;

•	funded a net amount of lender-required restricted cash reserves on mortgage loans of $1.9 million;

•	funded the net repayment of debt of $23.3 million; and

•	funded distributions to common and preferred shareholders and unitholders of $117.5 million.

In general, we anticipate that cash generated from operations will be sufficient to meet operating expenses, monthly debt service, recurring capital expenditures, and distributions to shareholders necessary to maintain WPG Inc.'s status as a REIT on a long-term basis. In addition, we expect to be able to generate or obtain capital for nonrecurring capital expenditures, such as acquisitions, major building renovations and expansions, as well as for scheduled principal maturities on outstanding indebtedness, from:

•	excess cash generated from operating performance and working capital reserves;

•	borrowings on our debt arrangements;

•	opportunistic asset sales;

•	additional secured or unsecured debt financing; or

•	additional equity raised in the public or private markets.

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

Financing and Debt

Mortgage Debt

Total mortgage indebtedness at June 30, 2016 and December 31, 2015 was as follows (in thousands):

	June 30, 2016	December 31, 2015
Face amount of mortgage loans	$1,663,910	$1,782,103
Fair value adjustments, net	14,607	17,683
Debt issuance costs, net	(5,602)	(6,347)
Carrying value of mortgage loans	$1,672,915	$1,793,439

A roll forward of mortgage indebtedness from December 31, 2015 to June 30, 2016 is summarized as follows (in thousands):

Balance, December 31, 2015	$1,793,439
Debt amortization payments	(7,905)
Debt borrowings, net	4,591
Debt cancelled upon lender foreclosures, net of debt issuance costs	(114,967)
Amortization of fair value and other adjustments	(3,076)
Amortization of debt issuance costs	833
Balance, June 30, 2016	$1,672,915
On June 8, 2016, the Company borrowed $65.0 million under a term loan secured by ownership interests in Weberstown Mall, located in Stockton, California (the "June 2016 Secured Term Loan"). The June 2016 Secured Term Loan bears interest at one-month LIBOR plus 1.75% and will initially mature on June 8, 2018, subject to three one-year extensions available at our option subject to compliance with the terms of the underlying loan agreement and payment of customary extension fees. The interest rate on the June 2016 Secured Term Loan may vary in the future based on the Company's credit rating. The Company used the proceeds from the June 2016 Secured Term Loan to repay the $60.0 million mortgage loan secured by Weberstown Mall and for other general corporate purposes. As of June 30, 2016, the balance was $64.6 million, net of $0.4 million of debt issuance costs, and the applicable interest rate was 2.2%.

The mortgage loans secured by Chesapeake Square and Merritt Square Mall were extinguished upon the properties transitioning to the lenders on April 28, 2016 and June 9, 2016, respectively (see below for further discussion).

Highly-levered Assets
We have identified four mortgage loans that have leverage levels in excess of our targeted leverage and have worked with, or have plans to work with, the special servicers on these non-recourse mortgages. We received notices of default on Mesa Mall in Grand Junction, Colorado and Southern Hills Mall in Sioux City, Iowa, and we are in default on River Valley Mall in Lancaster, Ohio, but have not yet received notice of such default. See "Covenants" below for further discussion on these notices of default. We have also identified Valle Vista Mall in Harlingen, Texas as over-levered and expect to commence discussions with the special servicer on this loan as well. As of June 30, 2016, the mortgages on the highly-levered properties totaled $273.6 million and we expect to improve our leverage once all, or a portion of them, are transitioned to the lenders.
Unsecured Debt

The Facility

On May 15, 2014, we closed on a senior unsecured revolving credit facility, or "Revolver," and a senior unsecured term loan, or "Term Loan" (collectively referred to as the "Facility"). The Revolver provides borrowings on a revolving basis up to $900.0 million, bears interest at one-month LIBOR plus 1.25%, and will initially mature on May 30, 2018, subject to two six-month extensions available at our option subject to compliance with the terms of the Facility and payment of a customary extension fee. The Term Loan provides borrowings in an aggregate principal amount up to $500.0 million, bears interest at one-month

LIBOR plus 1.45%, and will mature on May 30, 2017, subject to two, 12-month extensions available at our option subject to compliance with the terms of the Facility and payment of a customary extension fee. On July 6, 2016, the Company executed interest rate swap agreements totaling $200.0 million, which effectively fixed the interest rate on a portion of the Term Loan at 2.04% through August 1, 2018. The interest rate on the Facility may vary in the future based on the Company's credit rating.

At June 30, 2016, borrowings under the Facility consisted of $258.8 million outstanding under the Revolver (before debt issuance costs, net of $2.5 million) and $500.0 million outstanding under the Term Loan (before debt issuance costs). On June 30, 2016, we had an aggregate available borrowing capacity of $640.9 million under the Revolver, net of $0.3 million reserved for outstanding letters of credit. At June 30, 2016, the applicable interest rate on the Revolver was one-month LIBOR plus 1.25%, or 1.72%, and the applicable interest rate on the Term Loan was one-month LIBOR plus 1.45%, or 1.92%.

Term Loans

On December 10, 2015, the Company borrowed $340.0 million under a term loan (the "December 2015 Term Loan"), pursuant to a commitment received from bank lenders. The December 2015 Term Loan bears interest at one-month LIBOR plus 1.80% and will mature in January 2023. On December 11, 2015, the Company executed interest rate swap agreements totaling $340.0 million, which effectively fixed the interest rate on the December 2015 Term Loan at 3.51% through January 2023. The interest rate on the December 2015 Term Loan may vary in the future based on the Company's credit rating. The Company used the proceeds from the December 2015 Term Loan to repay outstanding amounts on the Revolver and for other general corporate purposes. As of June 30, 2016, the balance was $336.7 million, net of $3.3 million of debt issuance costs, net.

On June 4, 2015, the Company borrowed $500.0 million under a term loan (the "June 2015 Term Loan"), pursuant to a commitment received from bank lenders. The June 2015 Term Loan bears interest at one-month LIBOR plus 1.45% and will mature in March 2020. On June 19, 2015, the Company executed interest rate swap agreements totaling $500.0 million, with an effective date of July 6, 2015, which effectively fixed the interest rate on the June 2015 Term Loan at 2.56% through June 2018. The interest rate on the June 2015 Term Loan may vary in the future based on the Company's credit rating. The Company used the proceeds from the June 2015 Term Loan to repay the remaining outstanding balance on the Bridge Loan (defined below). As of June 30, 2016, the balance was $497.2 million, net of $2.8 million of debt issuance costs, net.

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

The Company incurred $10.4 million of Bridge Loan commitment, structuring and funding fees. Upon the full repayment of the Bridge Loan, the Company accelerated amortization of the deferred loan costs, resulting in total amortization of $6.3 million and $10.4 million included in interest expense in the consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2015, respectively.

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

As of June 30, 2016, the balance outstanding under the Exchange Notes was $247.3 million, net of $2.7 million of debt discount and issuance costs.

Covenants

Our unsecured debt agreements contain financial and other covenants. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender including adjustments to the applicable interest rate. As of June 30, 2016, management believes the Company is in compliance with all covenants of its unsecured debt.

The total balance of mortgages was approximately $1.7 billion as of June 30, 2016. At June 30, 2016, certain of our consolidated subsidiaries were the borrowers under 31 non-recourse loans, one full-recourse loan and one partial-recourse loan secured by mortgages encumbering 37 properties, including two separate pools of cross-defaulted and cross-collateralized mortgages encumbering a total of six properties. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt instruments contain financial and other non-financial covenants which are specific to the properties which serve as collateral for that debt. Our existing non-recourse mortgage loans generally prohibit our subsidiaries that are borrowers thereunder from incurring additional indebtedness, subject to certain customary and limited exceptions. In addition, certain of these instruments limit the ability of the applicable borrower's parent entity from incurring mezzanine indebtedness unless certain conditions are satisfied, including compliance with maximum loan to value ratio and minimum debt service coverage ratio tests. Further, under certain of these existing agreements, if certain cash flow levels in respect of the applicable mortgaged property (as described in the applicable agreement) are not maintained for at least two consecutive quarters, the lender could accelerate the debt and enforce its right against its collateral. If the borrower fails to comply with these covenants, the lender could accelerate the debt and enforce its right against their collateral.

On January 11, 2016, the $44.9 million mortgage loan secured by River Valley Mall matured.  The borrower, a consolidated subsidiary of the Company, did not repay the loan in full on the maturity date.  The borrower has initiated discussions with the special servicer regarding this non-recourse loan and is considering various options including restructuring, extending and other options, including transitioning the property to the lender.

On October 30, 2015, we received a notice of default letter, dated that same date, from the special servicer to the borrower concerning the $62.4 million mortgage loan that was scheduled to mature on February 1, 2017 and was secured by Chesapeake Square. The default resulted from an operating cash flow shortfall at the property in October 2015 that the borrower, a consolidated subsidiary of the Company, did not cure.  On April 21, 2016, the trustee on behalf of the mortgage lender conducted a non-judicial foreclosure sale of Chesapeake Square, in which the Company’s affiliate previously held a majority ownership interest. The mortgage lender was the successful bidder at the sale and ownership transferred on April 28, 2016.

On October 8, 2015, we received a notice of default letter, dated October 5, 2015, from the special servicer to the borrower of the $52.9 million mortgage loan secured by Merritt Square Mall.  The letter was sent because the borrower, a consolidated subsidiary of the Company, did not repay the loan in full by its September 1, 2015 maturity date.  On May 25, 2016, the trustee on behalf of the mortgage lender conducted a non-judicial foreclosure sale of Merritt Square Mall, in which the Company’s affiliate previously held a 100% ownership interest. The mortgage lender was the successful bidder at the sale and ownership transferred on June 9, 2016. The Company continued to manage the property through and including July 31, 2016.

Upon the ownership transfers of Chesapeake Square and Merritt Square Mall, the Company recognized a net gain of $34.1 million based on the cancellation of outstanding mortgage debt of $115.3 million, which is included in gain on extinguishment of debt, net in the consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2016.

On June 6, 2016, we received a notice of default letter, dated June 3, 2016, from the special servicer to the borrower of the $101.5 million mortgage loan secured by Southern Hills Mall.  The letter was sent because the borrower, a consolidated subsidiary of the Company, did not repay the loan in full by its June 1, 2016 maturity date.  The borrower has initiated discussions with the special servicer regarding this non-recourse loan and is considering various options including restructuring, extending and other options, including transitioning the property to the lender.

On June 30, 2016, we received a notice, dated that same date, that the $87.3 million mortgage loan secured by Mesa Mall had been transferred to the special servicer due to the payment default that occurred when the borrower, a consolidated subsidiary of the Company, did not repay the loan in full by its June 1, 2016 maturity date.  The borrower has initiated discussions with the special servicer regarding this non-recourse loan and is considering various options including restructuring, extending and other options, including transitioning the property to the lender.

At June 30, 2016, management believes the applicable borrowers under our other non-recourse mortgage loans were in compliance with all covenants where non-compliance could individually, or giving effect to applicable cross-default provisions in the aggregate, have a material adverse effect on our financial condition, results of operations or cash flows. In addition, we have identified Valle Vista Mall as over-levered. We expect to commence discussions with the special servicer on the loan encumbering this property prior to loan maturity.

Summary of Financing

Our consolidated debt and the effective weighted average interest rates as of June 30, 2016 and December 31, 2015, consisted of the following (dollars in thousands):

	June 30, 2016	Weighted Average Interest Rate	December 31, 2015	Weighted Average Interest Rate
Fixed-rate debt, face amount	$2,502,810	4.33%	$2,686,003	4.48%
Variable-rate debt, face amount	1,009,850	1.98%	964,850	1.91%
Total face amount of debt	3,512,660	3.65%	3,650,853	3.80%
Note discount	(54)		(60)
Fair value adjustments, net	14,607		17,683
Debt issuance costs, net	(16,837)		(19,875)
Total carrying value of debt	$3,510,376		$3,648,601

Contractual Obligations

The following table summarizes the material aspects of the Company's future obligations for consolidated entities as of June 30, 2016, for the remainder of 2016 and for subsequent years thereafter assuming the obligations remain outstanding through maturities noted below (in thousands):

	2016	2017 - 2018	2019 - 2020	Thereafter	Total
Long term debt (1)	$295,947	$198,407	$1,818,102	$1,200,204	$3,512,660
Interest payments (2)	54,232	193,740	143,145	95,317	486,434
Distributions (3)	7,135	15,964	—	—	23,099
Ground rent (4)	1,686	6,720	6,746	117,930	133,082
Purchase/tenant obligations (5)	101,331	—	—	—	101,331
Total	$460,331	$414,831	$1,967,993	$1,413,451	$4,256,606

(1)
Represents principal maturities only and therefore excludes net fair value adjustments of $14,607, debt issuance costs of $(16,837) and bond discount of $(54) as of June 30, 2016. In addition, the principal maturities reflect any available extension options within the control of the Company.

(2)	Variable rate interest payments are estimated based on the LIBOR rate at June 30, 2016.

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

The following table summarizes the material aspects of the Company's proportionate share of future obligations for unconsolidated entities as of June 30, 2016, for the remainder of 2016 and for subsequent years thereafter assuming the obligations remain outstanding through maturities noted below (in thousands):

	2016	2017 - 2018	2019 - 2020	Thereafter	Total
Long term debt (1)	$855	$3,677	$37,492	$380,613	$422,637
Interest payments	8,591	34,068	32,680	64,935	140,274
Ground rent (2)	964	3,858	4,320	123,633	132,775
Purchase/tenant obligations (3)	13,839	—	—	—	13,839
Total	$24,249	$41,603	$74,492	$569,181	$709,525

(1)
Represents principal maturities only and therefore excludes net fair value adjustments of $8,392 and debt issuance costs of $(1,222) as of June 30, 2016. In addition, the principal maturities reflect any available extension options.

(2)	Represents minimum future lease payments due through the end of the initial lease term.

(3)	Includes amounts due under executed leases and commitments to vendors for development and other matters.

Off-Balance Sheet Arrangements

Off-balance sheet arrangements consist primarily of investments in joint ventures which are common in the real estate industry. Joint ventures typically fund their cash needs through secured debt financings obtained by and in the name of the joint venture entity. The joint venture debt is secured by a first mortgage, is without recourse to the joint venture partners, and does not represent a liability of the partners, except to the extent the partners or their affiliates expressly guarantee the joint venture debt. As of June 30, 2016, there were no guarantees of joint venture related mortgage indebtedness. In addition to obligations under mortgage indebtedness, our joint ventures have obligations under ground leases and purchase/tenant obligations. Our share of obligations under joint venture debt, ground leases and purchase/tenant obligations is quantified in the unconsolidated entities table within "Contractual Obligations" above. WPG may elect to fund cash needs of a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans, although such fundings are not required contractually or otherwise.

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

On April 15, 2015, WPG Inc. redeemed all of the 4,700,000 issued and outstanding Series G Preferred Shares, resulting in WPG L.P. redeeming a like number of preferred units under terms identical to those of the Series G Preferred Shares described below. The Series G Preferred Shares were redeemed at a redemption price of $25.00 per share, plus accumulated and unpaid distributions up to, but excluding, the redemption date, in an amount equal to $0.5868 per share, for a total payment of $25.5868 per share. This redemption amount includes the first quarter dividend of $0.5078 per share that was declared on February 24, 2015 to holders of record of such Series G Preferred Shares on March 31, 2015. Because the redemption of the Series G Preferred Shares was a redemption in full, trading of the Series G Preferred Shares on the New York Stock Exchange ceased after the redemption date. The aggregate amount paid to effect the redemptions of the Series G Preferred Shares was approximately $120.3 million, which was funded with cash on hand.

Exchange Rights
Subject to the terms of the limited partnership agreement of WPG L.P., limited partners in WPG L.P. have, at their option, the right to exchange all or any portion of their units for shares of common stock on a one‑for‑one basis or cash, as determined by WPG Inc. Therefore, the common units held by limited partners are considered by WPG Inc. to be share equivalents and classified as noncontrolling interests within permanent equity, and classified by WPG L.P. as permanent equity. The amount of cash to be paid if the exchange right is exercised and the cash option is selected will be based on the trading price of WPG Inc.'s common stock at that time. At June 30, 2016, WPG Inc. had reserved 35,129,921 shares of common stock for possible issuance upon the exchange of units held by limited partners.

The holders of the Series I-1 Preferred Units have, at their option, the right to have their units purchased by WPG L.P. subject to the satisfaction of certain conditions. Therefore, the Series I-1 Preferred Units are classified as redeemable noncontrolling interests outside of permanent equity.

Stock Based Compensation

On May 28, 2014, the Board adopted the Washington Prime Group, L.P. 2014 Stock Incentive Plan (the "Plan"), which permits the Company to grant awards to current and prospective directors, officers, employees and consultants of the Company or any affiliate. An aggregate of 10,000,000 shares of common stock has been reserved for issuance under the Plan. In addition, the maximum number of awards to be granted to a participant in any calendar year is 500,000 shares. Awards may be in the form of stock options, stock appreciation rights, restricted stock, restricted stock units or other stock-based awards in WPG Inc., or long term incentive units ("LTIP units" or "LTIPs") or performance units ("Performance LTIP Units") in WPG L.P. The Plan terminates on May 28, 2024.

Long Term Incentive Awards

The following is a summary by type of the awards that the Company issued during the six months ended June 30, 2016.

Time Vested LTIP Awards

The Company has issued time-vested LTIP units ("Inducement LTIP Units") to certain executive officers and employees under the Plan, pursuant to LTIP Unit Award Agreements between the Company and each of the grant recipients. These awards will vest and the related fair value will be expensed over a four-year vesting period. During the six months ended June 30, 2016 the Company did not grant any Inducement LTIP Units.

Performance Based Awards

The Company has allocated Performance LTIP units, subject to certain market conditions, under Accounting Standards Codification 718 to certain executive officers and employees to be earned and the related fair value expensed over the applicable performance periods. During the six months ended June 30, 2016, the Company did not grant any Performance LTIP Units.

Annual Long-Term Incentive Awards

During 2015, the Company approved the performance criteria and maximum dollar amount of the 2015 annual LTIP unit awards (the "2015 Annual Long-Term Incentive Awards"), that generally range from 30%-300% of annual base salary, for certain executive officers and employees of the Company. The number of awards is determined by converting the cash value of the award to a number of LTIP units (the "Allocated Units") based on the closing price of WPG Inc.'s common shares for the final 15 days of 2015. Recipients are eligible to receive a percentage of the Allocated Units based on the Company's performance on its strategic goals detailed in the Company's 2015 cash bonus plan and the Company's relative total shareholder return ("TSR") compared to the MSCI REIT Index. Payout for 40% of the Allocated Units is based on the Company's performance on the strategic goals and the payout on the remaining 60% is based on the Company's TSR performance. The strategic goal component was achieved in 2015; however, the TSR was below threshold performance, resulting in a 40% payout for this annual LTIP award. During the six months ended June 30, 2016, the Company awarded 323,417 LTIP units related to the 2015 Annual Long-Term Incentive Awards and vest one-third on each of January 1, 2017, 2018 and 2019.
During the six months ended June 30, 2016, the Company approved the performance criteria and maximum dollar amount of the 2016 annual awards (the "2016 Annual Long-Term Incentive Awards"), that generally range from 30%-300% of annual base salary, for certain executive officers and employees of the Company. The number of awards is determined by converting the cash value of the award to a number of restricted stock units (the "Allocated RSUs") based on the closing price of WPG Inc.'s common shares for the final 15 days of 2016. Recipients are eligible to receive a percentage of the Allocated RSUs based on the Company's performance on its strategic goals detailed in the Company's 2016 cash bonus plan and the Company's relative TSR compared to a peer group based on companies with similar assets and revenue. Payout for 50% of the Allocated RSUs is based on the Company's performance on the strategic goals and the payout on the remaining 50% is based on the Company's TSR performance. Any 2016 Allocated RSUs earned will be granted in 2017 and vest one-third on each of January 1, 2018, 2019 and

2020. The fair value of the awards related to the Company's TSR performance will be expensed over the period from May 17, 2016 (when service began) through the end of the vesting period. If earned, the fair value of the portion of the awards based upon the Company's performance of the strategic goals will be recognized as expense over the period from the 2017 grant date through the end of the vesting period.
WPG Restricted Stock Unit Awards

The Company issues restricted stock units ("RSUs") to certain executive officers, employees, and independent members of the Board. The RSUs are service-based awards and the related fair value is expensed over the applicable service periods, except in instances that result in accelerated vesting due to severance arrangements. During the six months ended June 30, 2016, the Company issued 154,570 RSUs under the Plan with a fair value of $1.6 million.

WPG Restricted Common Share Awards

As part of the Merger, unvested restricted common shares held by certain Glimcher executive employees, which had an original vesting period of five years, were converted into 1,039,785 WPG restricted common shares (the “WPG Restricted Shares”). The WPG Restricted Shares will be amortized over the remaining life of the applicable vesting period, except for the portion of the awards applicable to pre-Merger service, which was included as equity consideration issued in the Merger.
LTIP/RSU/WPG Restricted Share Award Related Compensation Expense

The Company recorded compensation expense related to all LTIP, RSU and WPG Restricted Shares of approximately $11.0 million and $2.8 million for the three months ended June 30, 2016 and 2015, respectively, and approximately $11.7 million and $5.1 million for the six months ended June 30, 2016 and 2015, respectively. In certain instances, employment agreements and stock compensation programs provide for accelerated vesting when executives are terminated without cause. The expense associated with the accelerated vesting is recorded within the consolidated statements of operations and comprehensive income as "Merger, restructuring and transaction costs."
The LTIP, RSU and the WPG Restricted Shares expense were recorded in the consolidated statements of operations and comprehensive income as indicated below (amounts in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Merger, restructuring and transaction costs	$9.5	$—	$9.5	$—
General and administrative	1.5	2.8	2.2	5.1
Total expense	$11.0	$2.8	$11.7	$5.1

Stock Options

During the six months ended June 30, 2016, 247,500 stock options were granted from the Plan to employees, 13,970 stock options were exercised by employees and 161,087 stock options were canceled, forfeited or expired. As of June 30, 2016, there were 1,217,624 stock options outstanding. The Company recorded compensation expense related to stock options of $47,000 and $21,000 for the three months ended June 30, 2016 and 2015, respectively, and $99,000 and $21,000 for the six months ended June 30, 2016 and 2015, respectively.

Distributions

On February 25, 2016, WPG Inc.'s Board of Directors declared the following cash distributions per share/unit:

Security Type	Distribution per Share/Unit	For the Quarter Ended	Record Date	Date Paid
Common Shares/Units	$0.2500	March 31, 2016	March 7, 2016	March 15, 2016
Series H Preferred Shares/Units	$0.4688	March 31, 2016	March 31, 2016	April 15, 2016
Series I Preferred Shares/Units	$0.4297	March 31, 2016	March 31, 2016	April 15, 2016
Series I‑1 Preferred Units	$0.4563	March 31, 2016	March 31, 2016	April 15, 2016

On May 17, 2016, WPG Inc.'s Board of Directors declared the following cash distributions per share/unit:

Security Type	Distribution per Share/Unit	For the Quarter Ended	Record Date	Date Paid
Common Shares/Units	$0.2500	June 30, 2016	June 3, 2016	June 15, 2016
Series H Preferred Shares/Units (1)	$0.4688	June 30, 2016	June 30, 2016	July 15, 2016
Series I Preferred Shares/Units (1)	$0.4297	June 30, 2016	June 30, 2016	July 15, 2016
Series I‑1 Preferred Units (1)	$0.4563	June 30, 2016	June 30, 2016	July 15, 2016

(1)	Amounts total $3.0 million and are recorded as distributions payable in the consolidated balance sheet as of June 30, 2016.
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

On June 9, 2016 and April 28, 2016, Merritt Square Mall and Chesapeake Square were transitioned to the lenders upon foreclosure, respectively (see "Financing and Debt" above for further discussion).

On January 29, 2016, the Company completed the sale of Forest Mall and Northlake Mall to private real estate investors (the "Buyers") for an aggregate purchase price of $30.0 million. The sales price consisted of $10.0 million paid to the Company at closing and the issuance of a promissory note for $20.0 million from the Company to the Buyers with an interest rate of 6% per annum. On June 29, 2016, the Buyers repaid $4.4 million of the promissory note balance. The remaining $15.6 million note balance is due on December 31, 2016 after the exercise of a six-month extension option by the Buyers. As of June 30, 2016, the Buyers are current on their interest payments. In connection with the sale, the Company recorded a $2.3 million loss, which is included in gain on disposition of properties in the consolidated statements of operations and comprehensive income for the six months ended June 30, 2016. The proceeds from the transactions were used to reduce the balance outstanding under the Revolver.

Development Activity

New Development, Expansions and Redevelopments.  We routinely incur costs related to construction for significant redevelopment and expansion projects at our properties.  We expect our share of development costs for calendar year 2016 related to these activities to be approximately $125 to $175 million. Our estimated stabilized return on invested capital typically ranges between 8% and 11%.

In addition, we own land for the development of a new 400,000 square foot shopping center in the Houston metropolitan area, which has been named Fairfield Town Center.  The carrying value of this project is $23.1 million at June 30, 2016, which primarily relates to the cost of the underlying land and site improvements for infrastructure as well as the project costs incurred to date noted below.  We commenced construction to add approximately 30,000 square feet of small shop space adjacent to the H-E-B store in the fourth quarter of 2015 for an opening in 2016.  We have also commenced construction on another phase of the project to add an additional 150,000 square feet, which will include a theater, restaurants and additional retailers. Subsequent phases will have additions of big box retailers that will offer fashion, sporting goods, home goods and restaurants. The project is being built in phases and we are currently committed to phases with a projected cost of approximately $50.0 million before any available incentives, of which we had incurred approximately $14.8 million as of June 30, 2016.  The development is expected to be fully completed in the first half of 2017. The project's leasing momentum is strong with over 90% of the space committed including over 70% from signed leases.

During the second quarter of 2014, we commenced redevelopment activities at Jefferson Valley Mall, a 556,000 square foot shopping center located in the New York City area.  New Dick’s Sporting Goods and Ulta Cosmetic stores are expected to open at the enclosed retail property during the fourth quarter of 2016. The existing H&M store was relocated to a newly remodeled store representing their latest prototype during the first quarter of 2016. In addition to the new retailers scheduled to open at the enclosed retail property, the entrances and interior will be updated. The total cost of this project is expected to be approximately $41.0 million, of which we had incurred approximately $13.1 million as of June 30, 2016. The redevelopment is expected to be substantially completed in late 2016 and fully completed in mid 2017.

The buildings on the north and south parcels of the third phase of Scottsdale Quarter ("Phase III") are constructed.  The north parcel consists of luxury apartment units with ground floor retail.  The apartments are partially occupied and leasing momentum is strong for the ground floor retail with openings expected in late 2016 and early 2017.  The O’Connor Joint Venture, of which we own a 51% interest, has retained a 25% interest in the apartment development. Our joint venture partner in the apartment development has built and is managing the apartment complex.  The south parcel includes a 140,000 square foot building comprised of retail and office.  American Girl is the retail anchor for the building and Design Within Reach occupies the majority of the remaining retail space in the building.  Office tenants began moving into the south parcel building in 2015 and office leasing on the building is nearly complete.  The middle parcel will be the final component of Phase III and will be comprised of either residential or lodging as well as retail space, which is planned for completion in 2019.  Phase III will add density at Scottsdale Quarter with a mix of office and either a residential or lodging component, but the cornerstone of the development will remain retail.  The total investment in Phase III (including our joint venture partner's share) is expected to be approximately $105.0 million to $125.0 million, of which we had incurred approximately $85.3 million as of June 30, 2016.

The redevelopment at Town Center Plaza in Leawood, Kansas will result in the addition of a new Arhaus store as well as a 40,000 square foot, two-story Restoration Hardware store.  The new Arhaus store opened during the second quarter of 2015. Restoration Hardware is expected to open in the summer of 2016. The investment in this redevelopment is expected to be approximately $20.0 million, of which we had incurred approximately $15.8 million as of June 30, 2016.

A redevelopment at Longview Mall in Longview, Texas is underway with an expected completion during the fourth quarter of 2016. In late 2015, we upgraded an underperforming retailer outparcel with a new BJ’s Restaurant & Brewhouse. A new Dick’s Sporting Goods will open in the fall of 2016 as well as additional national in-line tenants. With the renovation of the enclosed retail property, many of our retailers have committed to remodel their stores and sign long-term renewals at higher rents. The investment in this redevelopment is expected to be approximately $15.0 million, of which we had incurred approximately $4.0 million as of June 30, 2016.
Beyond Fairfield Town Center, we do not expect to hold material land for development. Land currently held for future development is substantially limited to the land parcels at our current centers which we may utilize for expansion of the existing centers or sales of outlots.

Capital Expenditures.

The following table summarizes total capital expenditures on a cash basis for the six months ended June 30, 2016 (in thousands):

New developments	$12,292
Redevelopments and expansions	27,682
Tenant allowances	10,014
Operational capital expenditures	4,735
Total (1)	$54,723

(1) Excludes capitalized interest, wages and real estate taxes, as well as expenditures for certain equipment and fixtures, commissions and project costs, which are included in capital expenditures, net on the consolidated statement of cash flows.

Forward-Looking Statements

Certain statements made in this section or elsewhere in this report may be deemed "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained, and it is possible that our actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks and uncertainties. Such factors include, but are not limited to: changes in asset quality and credit risk; ability to sustain revenue and earnings growth; changes in political, economic or market conditions generally and the real estate and capital markets specifically; the impact of increased competition; the availability of capital and financing; tenant or joint venture partner(s) bankruptcies; the failure to increase enclosed retail store occupancy and same-store operating income; risks associated with the acquisition, development, expansion, leasing and management of properties; changes in market rental rates; trends in the retail industry; relationships with anchor tenants; risks relating to joint venture properties; costs of common area maintenance; competitive market forces; the level and volatility of interest rates; the rate of revenue increases as compared to expense increases; the financial stability of tenants within the retail industry; the restrictions in current financing arrangements or the failure to comply with such arrangements; the liquidity of real estate investments; the impact of changes to tax legislation and our tax positions; failure to qualify as a real estate investment trust; the failure to refinance debt at favorable terms and conditions; loss of key personnel; material changes in the dividend rates on securities or the ability to pay dividends on common shares or other securities; possible restrictions on the ability to operate or dispose of any partially-owned properties; the failure to achieve earnings/funds from operations targets or estimates; the failure to achieve projected returns or yields on development and investment properties (including joint ventures); expected gains on debt extinguishment; changes in generally accepted accounting principles or interpretations thereof; terrorist activities and international hostilities; the unfavorable resolution of legal proceedings; the impact of future acquisitions and divestitures; assets that may be subject to impairment charges; and significant costs related to environmental issues. We discussed these and other risks and uncertainties under Part I, "Item 1A. Risk Factors" in the combined Annual Report on Form 10-K for WPG Inc. and WPG L.P. for the year ended December 31, 2015, as amended. We undertake no duty or obligation to update or revise these forward-looking statements, whether as a result of new information, future developments, or otherwise.

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

The following schedule reconciles total FFO to net income (loss) for the three and six months ended June 30, 2016 and 2015 (in thousands, except share/unit amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss)	$24,737	$8,944	$38,418	$(644)
Less: Preferred dividends and distributions on preferred operating partnership units	(3,568)	(4,055)	(7,136)	(9,083)
Adjustments to Arrive at FFO:
Real estate depreciation and amortization, including joint venture impact	76,900	95,518	156,312	187,200
Loss (gain) on disposition of interests in properties, net	88	(5,147)	2,297	(5,147)
Net loss (income) attributable to noncontrolling interest holders in properties	8	(3)	14	—
Noncontrolling interests portion of depreciation and amortization	(40)	(41)	(79)	(74)
FFO of the Operating Partnership (1)	98,125	95,216	189,826	172,252
FFO allocable to limited partners	15,268	14,870	29,550	27,116
FFO allocable to common shareholders/unitholders	$82,857	$80,346	$160,276	$145,136

Diluted earnings (loss) per share/unit	$0.10	$0.02	$0.14	$(0.05)
Adjustments to arrive at FFO per share/unit:
Depreciation and amortization from consolidated properties and our share of real estate depreciation and amortization from unconsolidated properties	0.35	0.43	0.71	0.86
Loss on sale of interests in properties	0.00	(0.02)	0.01	(0.02)
Diluted FFO per share/unit	$0.45	$0.43	$0.86	$0.79

Weighted average shares outstanding - basic	185,313,533	185,290,327	185,310,537	182,885,092
Weighted average limited partnership units outstanding	34,304,679	34,396,029	34,304,757	34,263,688
Weighted average additional dilutive securities outstanding (2)	856,562	565,157	757,293	513,306
Weighted average shares/units outstanding - diluted	220,474,774	220,251,513	220,372,587	217,662,086

(1)
FFO of the operating partnership increased by $17.6 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. Contributing to this increase was the $25.7 million reduction in costs associated with the Merger and the $34.1 million increase related to the gain on the extinguishment of debt, net associated with Chesapeake Square and Merritt Square Mall. Additionally, during the six months ended June 30, 2015, we accelerated certain loan costs associated with the Bridge Loan. Offsetting these increases, we incurred $29.9 million in corporate restructuring costs during the six months ended June 30, 2016 that were not incurred during the same period in 2015. Also, we received less FFO related to the Merger Properties primarily attributable to the partial sale of properties into the O'Connor Joint Venture.

(2)
The weighted average additional dilutive securities for the six months ended June 30, 2015 are excluded for purposes of calculating diluted earnings (loss) per share/unit because their effect would have been anti-dilutive.

We deem NOI and comparable NOI to be important measures for investors and management to use in assessing our operating performance, as these measures enable us to present the core operating results from our portfolio, excluding certain non-cash, corporate-level and nonrecurring items. Specifically, we exclude from operating income the following items in our calculations of comparable NOI:

•	straight-line rents and fair value rent amortization, which became more material post-Merger;

•	management fee allocation to promote comparability across periods; and

•	termination income and out-parcel sales, which are deemed to be outside of normal operating results.
Furthermore, we adjust for the following items in our calculation of comparable NOI:

•	adding NOI from Glimcher properties prior to the Merger to provide comparability across periods presented; and

•	removing NOI from non-core properties to present only the more meaningful results of core properties.
The following schedule reconciles comparable NOI to operating income and presents comparable NOI percent change for the three and six months ended June 30, 2016 and 2015 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Operating income	$25,835	$44,806	$81,213	$72,561

Depreciation and amortization	69,232	91,453	140,635	183,637
General and administrative	9,432	11,889	20,236	21,478
Merger, restructuring and transaction costs	29,914	4,903	29,914	25,713
Fee income	(1,765)	(876)	(3,213)	(972)
Management fee allocation	3,159	4,722	6,769	8,630
Adjustment to include Glimcher NOI from prior to merger (2)	—	—	—	4,186
Pro-rata share of unconsolidated joint ventures in comp NOI	11,425	(2,568)	22,591	(8,067)
Property allocated corporate expense	3,427	1,732	6,773	3,102
Non-comparable properties and other (1)	100	(322)	(239)	(1,821)
NOI from sold properties	(1,572)	(3,678)	(1,867)	(4,986)
Termination income and outparcel sales	(86)	(1,158)	(1,066)	(1,791)
Straight-line rents as an adjustment to minimum rents	(146)	(1,725)	100	(3,320)
Ground lease adjustments for straight-line and fair market value	(5)	449	(10)	1,120
Fair market value adjustment to base rents	(2,119)	(6,364)	(4,002)	(11,003)
Less: NOI from non-core properties (3)	(3,991)	(4,539)	(8,800)	(9,524)

Comparable NOI - core portfolio	$142,840	$138,724	$289,034	$278,943
Comparable NOI percentage change - core portfolio	3.0%		3.6%

Comparable NOI - total portfolio (including non-core)	$146,831	$143,263	$297,834	$288,467
Comparable NOI percentage change - total portfolio	2.5%		3.2%

(1)
Represents an adjustment to remove the NOI amounts from properties not owned and operated in all periods presented. The assets acquired as part of the Merger are included in comparable NOI, as described in note 2 below.

(2)
Represents an adjustment to add the historical NOI amounts from the 23 properties acquired in the Merger for periods prior to the January 15, 2015 Merger date. This adjustment is included to provide comparability across the periods presented.

(3)	NOI from five non-core properties that were held in each period presented.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates, primarily LIBOR. We seek to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs by closely monitoring our variable rate debt and converting such debt to fixed rates when we deem such conversion advantageous. From time to time, we may enter into interest rate swap agreements or other interest rate hedging contracts. While these agreements are intended to lessen the impact of rising interest rates, they also expose us to the risks that the other parties to the agreements will not perform, we could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly effective cash flow hedges under GAAP guidance. As of June 30, 2016, $1,001.3 million (net of $8.6 million in debt issuance costs) of our aggregate indebtedness (28.5% of total indebtedness) was subject to variable interest rates, excluding amounts outstanding under variable rate loans that have been hedged to fixed interest rates.

If LIBOR rates of interest on our variable rate debt fluctuated, our future earnings and cash flows would be impacted, depending upon the current LIBOR rates and the existence of any derivative contracts current in effect.  Based upon our variable rate debt balance as of June 30, 2016, a 50 basis point increase in LIBOR rates would result in a decrease in earnings and cash flow of $5.0 million annually and a 50 basis point decrease in LIBOR rates (or to 0% for LIBOR rates that are below 0.50%) would result in an increase in earnings and cash flow of $4.2 million annually.  This assumes that the amount outstanding under our variable rate debt remains at $1,001.3 million, the balance as of June 30, 2016.

Item 4.	Controls and Procedures

Controls and Procedures of WP Glimcher Inc.

Evaluation of Disclosure Controls and Procedures. WPG Inc. maintains disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) that are designed to provide reasonable assurance that information required to be disclosed in the reports that WPG Inc. files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Interim Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Because of inherent limitations, disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of disclosure controls and procedures are met.

Management of WPG Inc., with the participation of our Interim Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of WPG Inc.'s disclosure controls and procedures. Based on that evaluation, our Interim Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the disclosure controls and procedures of WPG Inc. were effective.

Changes in Internal Control Over Financial Reporting.  There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Controls and Procedures of Washington Prime Group, L.P.

Evaluation of Disclosure Controls and Procedures. WPG L.P. maintains disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed in the reports that WPG L.P. files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including the Interim Chief Executive Officer and Chief Financial Officer of WPG Inc., WPG L.P.'s general partner, as appropriate to allow timely decisions regarding required disclosures. Because of inherent limitations, disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of disclosure controls and procedures are met.

Management of WPG L.P., with the participation of the Interim Chief Executive Officer and Chief Financial Officer of WPG Inc., WPG L.P.'s general partner, evaluated the effectiveness of the design and operation of WPG L.P.'s disclosure controls and procedures. Based on that evaluation, the Interim Chief Executive Officer and Chief Financial Officer of WPG Inc., WPG L.P.'s general partner, concluded that, as of the end of the period covered by this report, WPG L.P.'s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting.  There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 4, 2016	By:	/s/ Mark E. Yale
Mark E. Yale Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 4, 2016	By:	/s/ Melissa A. Indest
Melissa A. Indest Chief Accounting Officer and Senior Vice President, Finance (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Descriptions
10.65+	Separation Agreement and General Release by and between WP Glimcher Inc. and Michael P. Glimcher, dated as of June 20, 2016 (incorporated by reference to Form 8-K filed with the SEC on June 24, 2016)
10.66+	Resignation and General Release by and between WP Glimcher Inc. and Niles C. Overly, dated as of June 20, 2016 (incorporated by reference to Form 8-K filed with the SEC on June 24, 2016)
10.67+	Agreement by and between WP Glimcher Inc. and Louis G. Conforti, dated as of June 20, 2016 (incorporated by reference to Form 8-K filed with the SEC on June 24, 2016)
10.68*+	Amendment No. 1 to Transition and Consulting Agreement, dated June 20, 2016, between WP Glimcher Inc. and Mark S. Ordan
10.69*
Senior Secured Term Loan Agreement, dated as of June 8, 2016, by and among Washington Prime Group, L.P., WTM Glimcher, LLC, The Huntington National Bank, PNC Bank, National Association, U.S. Bank National Association, and several lenders from time to time (relates to mortgage loan for Weberstown Mall)

10.70*	Term Loan Promissory Note, dated June 8, 2016 (The Huntington National Bank) (relates to mortgage loan for Weberstown Mall)
10.71*	Term Loan Promissory Note, dated June 8, 2016 (U.S. Bank National Association) (relates to mortgage loan for Weberstown Mall)
10.72*	Term Loan Promissory Note, dated June 8, 2016 (PNC Bank, National Association) (relates to mortgage loan for Weberstown Mall)
10.73*
Environmental Indemnity Agreement, dated June 8, 2016, by Washington Prime Group, L.P. and WTM Glimcher, LLC to and for benefit of The Huntington National Bank and other lenders under Senior Secured Term Loan Agreement (relates to mortgage loan for Weberstown Mall)

10.74*
Collateral Assignment of Membership Interest Agreement, dated June 8, 2016, by Weberstown Mall, LLC to The Huntington National Bank and other lenders under Senior Secured Term Loan Agreement (relates to mortgage loan for Weberstown Mall)

31.1*
Certification by the Interim Chief Executive Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for WP Glimcher Inc.

31.2*
Certification by the Chief Financial Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for WP Glimcher Inc.

31.3*
Certification by the Interim Chief Executive Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Washington Prime Group, L.P.

31.4*
Certification by the Chief Financial Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Washington Prime Group, L.P.

32.1*
Certification by the Interim Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for WP Glimcher Inc.

32.2*
Certification by the Interim Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Washington Prime Group, L.P.

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