Form 10-Q
period 2016-09-30
WASHINGTON PRIME GROUP INC.; Washington Prime Group, L.P.
filed 2016-11-03
CIK 1594686, 1610911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

Washington Prime Group Inc.
Washington Prime Group, L.P.
(Exact name of Registrant as specified in its charter)

Indiana (Both Registrants)
(State of incorporation or organization)

001-36252 (Washington Prime Group Inc.) 333-205859 (Washington Prime Group, L.P.) (Commission File No.)	180 East Broad Street Columbus, Ohio 43215 (Address of principal executive offices)
46-4323686 (Washington Prime Group Inc.) 46-4674640 (Washington Prime Group, L.P.) (I.R.S. Employer Identification No.)	(614) 621-9000 (Registrant's telephone number, including area code)

WP Glimcher Inc.
(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Washington Prime Group Inc. Yes ☒ No ☐	Washington Prime Group, L.P. Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Washington Prime Group Inc. Yes ☒ No ☐	Washington Prime Group, L.P. Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Washington Prime Group Inc. (Check One):	Large accelerated filer ☒ Accelerated filer ☐
Non-accelerated filer ☐ Smaller reporting company ☐ (Do not check if a smaller reporting company)

Washington Prime Group, L.P. (Check One):	Large accelerated filer ☐ Accelerated filer ☐
Non-accelerated filer ☒ Smaller reporting company ☐ (Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Washington Prime Group Inc. Yes ☐ No ☒	Washington Prime Group, L.P. Yes ☐ No ☒
As of November 2, 2016, Washington Prime Group Inc. had 185,427,161 shares of common stock outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarter ended September 30, 2016 of Washington Prime Group Inc. (formerly WP Glimcher Inc. - see Note 1 "Organization") and Washington Prime Group, L.P. Unless stated otherwise or the context requires otherwise, references to "WPG Inc." mean Washington Prime Group Inc., an Indiana corporation, and references to "WPG L.P." mean Washington Prime Group, L.P., an Indiana limited partnership, and its consolidated subsidiaries, in cases where it is important to distinguish between WPG Inc. and WPG L.P. We use the terms "WPG," the "Company,” “we,” "us," and “our” to refer to WPG Inc., WPG L.P., and entities in which WPG Inc. or WPG L.P. (or an affiliate) has a material interest on a consolidated basis, unless the context indicates otherwise.

WPG Inc. operates as a self-managed and self-administered real estate investment trust (“REIT”). WPG Inc. owns properties and conducts operations through WPG L.P., of which WPG Inc. is the sole general partner and of which it held approximately 84.1% of the partnership interests (“OP units”) at September 30, 2016. The remaining OP units are owned by various limited partners. As the sole general partner of WPG L.P., WPG Inc. has the exclusive and complete responsibility for WPG L.P.’s day-to-day management and control. Management operates WPG Inc. and WPG L.P. as one enterprise. The management of WPG Inc. consists of the same persons who direct the management of WPG L.P. As general partner with control of WPG L.P., WPG Inc. consolidates WPG L.P. for financial reporting purposes, and WPG Inc. does not have significant assets other than its investment in WPG L.P. Therefore, the assets and liabilities of WPG Inc. and WPG L.P. are substantially the same on their respective consolidated financial statements and the disclosures of WPG Inc. and WPG L.P. also are substantially similar.
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

WASHINGTON PRIME GROUP INC. AND WASHINGTON PRIME GROUP, L.P.
FORM 10-Q

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements

Washington Prime Group Inc.
Unaudited Consolidated Balance Sheets
(dollars in thousands, except share and par value amounts)

	September 30, 2016	December 31, 2015
ASSETS:
Investment properties at cost	$6,564,668	$6,656,200
Less: accumulated depreciation	2,285,220	2,225,750
	4,279,448	4,430,450
Cash and cash equivalents	57,791	116,253
Tenant receivables and accrued revenue, net	89,390	91,603
Real estate assets held-for-sale	—	30,000
Investment in and advances to unconsolidated entities, at equity	459,966	488,071
Deferred costs and other assets	293,968	303,232
Total assets	$5,180,563	$5,459,609
LIABILITIES:
Mortgage notes payable	$1,668,051	$1,793,439
Notes payable	247,456	246,728
Unsecured term loans	1,334,205	1,332,812
Revolving credit facility	293,841	275,622
Accounts payable, accrued expenses, intangibles, and deferred revenues	340,621	379,112
Distributions payable	2,992	2,992
Cash distributions and losses in partnerships and joint ventures, at equity	15,421	15,399
Total liabilities	3,902,587	4,046,104
Redeemable noncontrolling interests	5,213	6,132
EQUITY:
Stockholders' Equity:
Series H Cumulative Redeemable Preferred Stock, $0.0001 par value, 4,000,000 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	104,251	104,251
Series I Cumulative Redeemable Preferred Stock, $0.0001 par value, 3,800,000 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	98,325	98,325
Common stock, $0.0001 par value, 300,000,000 shares authorized, 185,425,662 and 185,304,555 issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	19	19
Capital in excess of par value	1,236,024	1,225,926
Accumulated deficit	(325,643)	(214,243)
Accumulated other comprehensive (loss) income	(11,354)	1,716
Total stockholders' equity	1,101,622	1,215,994
Noncontrolling interests	171,141	191,379
Total equity	1,272,763	1,407,373
Total liabilities, redeemable noncontrolling interests and equity	$5,180,563	$5,459,609

The accompanying notes are an integral part of these statements.

Washington Prime Group Inc.
Unaudited Consolidated Statements of Operations and Comprehensive Income
(dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
REVENUE:
Minimum rent	$142,811	$144,313	$427,173	$466,914
Overage rent	2,419	2,583	7,787	8,138
Tenant reimbursements	60,006	62,195	177,372	198,877
Other income	4,686	7,648	13,359	18,056
Total revenues	209,922	216,739	625,691	691,985
EXPENSES:
Property operating	41,295	45,970	124,754	148,219
Depreciation and amortization	71,287	77,008	211,922	260,645
Real estate taxes	26,296	26,157	77,184	84,419
Advertising and promotion	2,638	2,621	7,467	7,942
Provision for credit losses	306	238	2,801	1,819
General and administrative	8,139	12,850	28,375	34,328
Merger, restructuring and transaction costs	(307)	2,448	29,607	28,161
Ground rent	1,142	1,314	3,242	5,758
Impairment loss	20,701	9,859	20,701	9,859
Total operating expenses	171,497	178,465	506,053	581,150
OPERATING INCOME	38,425	38,274	119,638	110,835
Interest expense, net	(32,168)	(29,895)	(103,982)	(105,787)
Gain on extinguishment of debt, net	—	—	34,078	—
Income and other taxes	(322)	(87)	(1,415)	(1,060)
Loss from unconsolidated entities	(933)	(164)	(2,602)	(1,651)
INCOME BEFORE GAIN (LOSS) ON DISPOSITION OF INTERESTS IN PROPERTIES, NET	5,002	8,128	45,717	2,337
Gain (loss) on disposition of interests in properties, net	181	—	(2,116)	5,147
NET INCOME	5,183	8,128	43,601	7,484
Net income (loss) attributable to noncontrolling interests	313	563	5,394	(685)
NET INCOME ATTRIBUTABLE TO THE COMPANY	4,870	7,565	38,207	8,169
Less: Preferred share dividends	(3,508)	(3,508)	(10,524)	(12,481)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$1,362	$4,057	$27,683	$(4,312)

EARNINGS (LOSS) PER COMMON SHARE, BASIC AND DILUTED	$0.01	$0.02	$0.15	$(0.02)

COMPREHENSIVE INCOME:
Net income	$5,183	$8,128	$43,601	$7,484
Unrealized income (loss) on interest rate derivative instruments	3,500	(7,691)	(15,547)	(3,480)
Comprehensive income	8,683	437	28,054	4,004
Comprehensive income (loss) attributable to noncontrolling interests	872	(660)	2,917	(1,237)
Comprehensive income attributable to common shareholders	$7,811	$1,097	$25,137	$5,241

The accompanying notes are an integral part of these statements.

Washington Prime Group Inc.
Unaudited Consolidated Statements of Cash Flows
(dollars in thousands)

	For the Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$43,601	$7,484
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including fair value rent, fair value debt, deferred financing costs and equity-based compensation	216,924	256,258
Gain on extinguishment of debt, net	(34,078)	—
Loss (gain) on disposition of interests in properties, net	2,116	(5,147)
Impairment loss	20,701	9,859
Provision for credit losses	2,801	1,819
Loss from unconsolidated entities	2,602	1,651
Distributions of income from unconsolidated entities	241	107
Changes in assets and liabilities:
Tenant receivables and accrued revenue, net	(574)	(7,566)
Deferred costs and other assets	(21,402)	(22,625)
Accounts payable, accrued expenses, deferred revenues and other liabilities	(32,980)	(4,269)
Net cash provided by operating activities	199,952	237,571
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	—	(963,143)
Capital expenditures, net	(126,605)	(116,077)
Restricted cash reserves for future capital expenditures, net	(4,997)	(4,117)
Net proceeds from disposition of properties	16,314	431,823
Investments in unconsolidated entities	(10,419)	(10,662)
Distributions of capital from unconsolidated entities	35,558	551
Net cash used in investing activities	(90,149)	(661,625)
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to noncontrolling interest holders in properties	—	(8)
Redemption of limited partner units/preferred shares	(5)	(117,384)
Change in lender-required restricted cash reserves on mortgage loans	(1,865)	(1,765)
Net proceeds from issuance of common shares, including common stock plans	512	1,899
Purchase of redeemable noncontrolling interest	(339)	—
Distributions on common and preferred shares/units	(176,234)	(169,494)
Proceeds from issuance of debt, net of transaction costs	166,801	2,486,659
Repayments of debt	(157,135)	(1,763,294)
Net cash (used in) provided by financing activities	(168,265)	436,613
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(58,462)	12,559
CASH AND CASH EQUIVALENTS, beginning of period	116,253	108,768
CASH AND CASH EQUIVALENTS, end of period	$57,791	$121,327

The accompanying notes are an integral part of these statements.

Washington Prime Group Inc.
Unaudited Consolidated Statement of Equity
(dollars in thousands, except per share/unit amounts)

	Preferred Series H	Preferred Series I	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Non- Controlling Interests	Total Equity	Redeemable Non-Controlling Interests
Balance December 31, 2015	$104,251	$98,325	$19	$1,225,926	$(214,243)	$1,716	$1,215,994	$191,379	$1,407,373	$6,132
Exercise of stock options	—	—	—	512	—	—	512	—	512	—
Redemption of limited partner units	—	—	—	—	—	—	—	(5)	(5)	—
Other	—	—	—	187	—	—	187	—	187	(901)
Equity-based compensation	—	—	—	12,858	—	—	12,858	—	12,858	—
Adjustments to noncontrolling interests	—	—	—	(3,459)	—	—	(3,459)	3,459	—	—
Distributions on common shares/units ($0.75 per common share/unit)	—	—	—	—	(139,083)	—	(139,083)	(26,447)	(165,530)	—
Distributions declared on preferred shares	—	—	—	—	(10,524)	—	(10,524)	—	(10,524)	—
Other comprehensive loss	—	—	—	—	—	(13,070)	(13,070)	(2,477)	(15,547)	—
Net income (loss), excluding $180 of distributions to preferred unitholders	—	—	—	—	38,207	—	38,207	5,232	43,439	(18)
Balance September 30, 2016	$104,251	$98,325	$19	$1,236,024	$(325,643)	$(11,354)	$1,101,622	$171,141	$1,272,763	$5,213

The accompanying notes are an integral part of this statement.

Washington Prime Group, L.P.
Unaudited Consolidated Balance Sheets
(dollars in thousands, except unit amounts)

	September 30, 2016	December 31, 2015
ASSETS:
Investment properties at cost	$6,564,668	$6,656,200
Less: accumulated depreciation	2,285,220	2,225,750
	4,279,448	4,430,450
Cash and cash equivalents	57,791	116,253
Tenant receivables and accrued revenue, net	89,390	91,603
Real estate assets held-for-sale	—	30,000
Investment in and advances to unconsolidated entities, at equity	459,966	488,071
Deferred costs and other assets	293,968	303,232
Total assets	$5,180,563	$5,459,609
LIABILITIES:
Mortgage notes payable	$1,668,051	$1,793,439
Notes payable	247,456	246,728
Unsecured term loans	1,334,205	1,332,812
Revolving credit facility	293,841	275,622
Accounts payable, accrued expenses, intangibles, and deferred revenues	340,621	379,112
Distributions payable	2,992	2,992
Cash distributions and losses in partnerships and joint ventures, at equity	15,421	15,399
Total liabilities	3,902,587	4,046,104
Redeemable noncontrolling interests	5,213	6,132
EQUITY:
Partners' Equity:
General partner
Preferred equity, 7,800,000 units issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	202,576	202,576
Common equity, 185,425,662 and 185,304,555 units issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	899,046	1,013,418
Total general partners' equity	1,101,622	1,215,994
Limited partners, 35,127,735 and 34,807,051 units issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	170,059	190,297
Total partners' equity	1,271,681	1,406,291
Noncontrolling interests	1,082	1,082
Total equity	1,272,763	1,407,373
Total liabilities, redeemable noncontrolling interests and equity	$5,180,563	$5,459,609

The accompanying notes are an integral part of these statements.

Washington Prime Group, L.P.
Unaudited Consolidated Statements of Operations and Comprehensive Income
(dollars in thousands, except per unit amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
REVENUE:
Minimum rent	$142,811	$144,313	$427,173	$466,914
Overage rent	2,419	2,583	7,787	8,138
Tenant reimbursements	60,006	62,195	177,372	198,877
Other income	4,686	7,648	13,359	18,056
Total revenues	209,922	216,739	625,691	691,985
EXPENSES:
Property operating	41,295	45,970	124,754	148,219
Depreciation and amortization	71,287	77,008	211,922	260,645
Real estate taxes	26,296	26,157	77,184	84,419
Advertising and promotion	2,638	2,621	7,467	7,942
Provision for credit losses	306	238	2,801	1,819
General and administrative	8,139	12,850	28,375	34,328
Merger, restructuring and transaction costs	(307)	2,448	29,607	28,161
Ground rent	1,142	1,314	3,242	5,758
Impairment loss	20,701	9,859	20,701	9,859
Total operating expenses	171,497	178,465	506,053	581,150
OPERATING INCOME	38,425	38,274	119,638	110,835
Interest expense, net	(32,168)	(29,895)	(103,982)	(105,787)
Gain on extinguishment of debt, net	—	—	34,078	—
Income and other taxes	(322)	(87)	(1,415)	(1,060)
Loss from unconsolidated entities	(933)	(164)	(2,602)	(1,651)
INCOME BEFORE GAIN (LOSS) ON DISPOSITION OF INTERESTS IN PROPERTIES, NET	5,002	8,128	45,717	2,337
Gain (loss) on disposition of interests in properties, net	181	—	(2,116)	5,147
NET INCOME	5,183	8,128	43,601	7,484
Net loss attributable to noncontrolling interests	(4)	(18)	(18)	(18)
NET INCOME ATTRIBUTABLE TO UNITHOLDERS	5,187	8,146	43,619	7,502
Less: Preferred unit distributions	(3,568)	(3,508)	(10,704)	(12,481)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON UNITHOLDERS	$1,619	$4,638	$32,915	$(4,979)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON UNITHOLDERS:
General partner	$1,362	$4,057	$27,683	$(4,312)
Limited partners	257	581	5,232	(667)
Net income (loss) attributable to common unitholders	$1,619	$4,638	$32,915	$(4,979)

EARNINGS (LOSS) PER COMMON UNIT, BASIC AND DILUTED	$0.01	$0.02	$0.15	$(0.02)

COMPREHENSIVE INCOME:
Net income	$5,183	$8,128	$43,601	$7,484
Unrealized income (loss) on interest rate derivative instruments	3,500	(7,691)	(15,547)	(3,480)
Comprehensive income	8,683	437	28,054	4,004
Comprehensive loss attributable to noncontrolling interests	(4)	(18)	(18)	(18)
Comprehensive income attributable to unitholders	$8,687	$455	$28,072	$4,022

The accompanying notes are an integral part of these statements.

Washington Prime Group, L.P.
Unaudited Consolidated Statements of Cash Flows
(dollars in thousands)

	For the Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$43,601	$7,484
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including fair value rent, fair value debt, deferred financing costs and equity-based compensation	216,924	256,258
Gain on extinguishment of debt, net	(34,078)	—
Loss (gain) on disposition of interests in properties, net	2,116	(5,147)
Impairment loss	20,701	9,859
Provision for credit losses	2,801	1,819
Loss from unconsolidated entities	2,602	1,651
Distributions of income from unconsolidated entities	241	107
Changes in assets and liabilities:
Tenant receivables and accrued revenue, net	(574)	(7,566)
Deferred costs and other assets	(21,402)	(22,625)
Accounts payable, accrued expenses, deferred revenues and other liabilities	(32,980)	(4,269)
Net cash provided by operating activities	199,952	237,571
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	—	(963,143)
Capital expenditures, net	(126,605)	(116,077)
Restricted cash reserves for future capital expenditures, net	(4,997)	(4,117)
Net proceeds from disposition of properties	16,314	431,823
Investments in unconsolidated entities	(10,419)	(10,662)
Distributions of capital from unconsolidated entities	35,558	551
Net cash used in investing activities	(90,149)	(661,625)
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to unitholders, net	(176,234)	(169,494)
Distributions to noncontrolling interest holders in properties	—	(8)
Redemption of limited partner/preferred units	(5)	(117,384)
Change in lender-required restricted cash reserves on mortgage loans	(1,865)	(1,765)
Net proceeds from issuance of common units, including equity-based compensation plans	512	1,899
Purchase of redeemable noncontrolling interest	(339)	—
Proceeds from issuance of debt, net of transaction costs	166,801	2,486,659
Repayments of debt	(157,135)	(1,763,294)
Net cash (used in) provided by financing activities	(168,265)	436,613
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(58,462)	12,559
CASH AND CASH EQUIVALENTS, beginning of period	116,253	108,768
CASH AND CASH EQUIVALENTS, end of period	$57,791	$121,327

The accompanying notes are an integral part of these statements.

Washington Prime Group, L.P.
Unaudited Consolidated Statement of Equity
(dollars in thousands, except per unit amounts)

	General Partner
	Preferred	Common	Total	Limited Partners	Total Partners' Equity	Non- Controlling Interests	Total Equity	Redeemable Non-Controlling Interests
Balance December 31, 2015	$202,576	$1,013,418	$1,215,994	$190,297	$1,406,291	$1,082	$1,407,373	$6,132
Exercise of stock options	—	512	512	—	512	—	512	—
Redemption of limited partner units	—	—	—	(5)	(5)	—	(5)	—
Other	—	187	187	—	187	—	187	(901)
Equity-based compensation	—	12,858	12,858	—	12,858	—	12,858	—
Adjustments to limited partners' interests	—	(3,459)	(3,459)	3,459	—	—	—	—
Distributions on common units ($0.75 per common unit)	—	(139,083)	(139,083)	(26,447)	(165,530)	—	(165,530)	—
Distributions declared on preferred units	(10,524)	—	(10,524)	—	(10,524)	—	(10,524)	(180)
Other comprehensive loss	—	(13,070)	(13,070)	(2,477)	(15,547)	—	(15,547)	—
Net income	10,524	27,683	38,207	5,232	43,439	—	43,439	162
Balance September 30, 2016	$202,576	$899,046	$1,101,622	$170,059	$1,271,681	$1,082	$1,272,763	$5,213

The accompanying notes are an integral part of this statement.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

1.	Organization

Washington Prime Group Inc. (formerly named WP Glimcher Inc.) (“WPG Inc.”) is an Indiana corporation that operates as a self‑administered and self‑managed real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended. REITs will generally not be liable for federal corporate income taxes as long as they continue to distribute not less than 100% of their taxable income and satisfy certain other requirements. Washington Prime Group, L.P. (“WPG L.P.”) is WPG Inc.'s majority‑owned limited partnership subsidiary that owns, develops and manages, through its affiliates, all of WPG Inc.'s real estate properties and other assets. WPG Inc. is the sole general partner of WPG L.P. As of September 30, 2016, our assets consisted of material interests in 116 shopping centers in the United States, consisting of community centers and enclosed retail properties, comprised of approximately 65 million square feet of gross leasable area.

Unless the context otherwise requires, references to "WPG," the "Company," “we,” “us” or “our” refer to WPG Inc., WPG L.P. and entities in which WPG Inc. or WPG L.P. (or an affiliate) has a material ownership or financial interest, on a consolidated basis.

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

The Merger

On January 15, 2015, the Company acquired Glimcher Realty Trust (“Glimcher”), pursuant to a definitive agreement and plan of merger with Glimcher and certain affiliated parties of each dated September 16, 2014 (the “Merger Agreement”), in a stock and cash transaction valued at approximately $4.2 billion, including the assumption of debt (the “Merger”). Prior to the Merger, Glimcher was a Maryland REIT engaged in the ownership, management, acquisition and development of retail properties, including mixed‑use, open‑air and enclosed regional retail properties as well as outlet centers. As of December 31, 2014, Glimcher owned material interests in and managed 25 properties with total gross leasable area of approximately 17.2 million square feet, including the two properties sold to Simon Property Group ("SPG") concurrent with the Merger as noted below. Prior to the Merger, Glimcher’s common shares were listed on the New York Stock Exchange ("NYSE") under the symbol “GRT.”

In the Merger, Glimcher common shareholders received, for each Glimcher common share, $14.02 consisting of $10.40 in cash and 0.1989 of a share of WPG Inc.’s common stock valued at $3.62 per Glimcher common share, based on the closing price of WPG Inc.’s common stock on the Merger closing date. Approximately 29.9 million shares of WPG Inc.'s common stock were issued to Glimcher shareholders in the Merger, and WPG L.P. issued to WPG Inc. a like number of common units as consideration for the common shares issued. Additionally, included in consideration were operating partnership units held by limited partners and preferred stock as noted below. In connection with the closing of the Merger, an indirect subsidiary of WPG L.P. was merged into Glimcher’s operating partnership. In the Merger, we acquired material interests in 23 shopping centers comprised of approximately 15.8 million square feet of gross leasable area and assumed additional mortgages on 14 properties with a fair value of approximately $1.4 billion. Prior to the Merger, the Company was comprised of approximately 53 million square feet of gross leasable area. The combined company was renamed WP Glimcher Inc. in May 2015 upon receiving common shareholder approval.

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

Washington Prime Group Inc. and Washington Prime Group, L.P.
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

The cash portion of the Merger consideration was funded by the Property Sale and draws under the Bridge Loan (see Note 6 - "Indebtedness"). During the three and nine months ended September 30, 2015, the Company incurred $2.4 million and $28.2 million of costs related to the Merger, respectively, which are included in merger, restructuring and transaction costs in the accompanying consolidated statements of operations and comprehensive income.

On June 1, 2015, the Company completed a joint venture transaction with a third party with respect to the ownership and operation of five of the enclosed retail properties and certain related out-parcels acquired in the Merger (see Note 5 - "Investment in Unconsolidated Entities, at Equity").

Leadership Transition and Corporate Name Change

2015 Activity

On June 1, 2015, the Company announced a management transition plan through which Mark S. Ordan, the then Executive Chairman of the WPG Inc. Board of Directors (the "Board"), transitioned to serve as an active non-executive Chairman of the Board and provide consulting services to the Company under a transition and consulting agreement, effective as of January 1, 2016 (see "2016 Activity" below for subsequent matters related to Mr. Ordan).  Additionally, the Company reduced staff formerly located in its Bethesda, Maryland-based transition operations group led by C. Marc Richards, the Company’s then Executive Vice President and Chief Administrative Officer, who departed the Company on January 15, 2016. Other senior executives from the Bethesda office who departed the Company at the end of 2015 were Michael J. Gaffney, then Executive Vice President, Head of Capital Markets (who served as a consultant to the Company through March 31, 2016), and Farinaz S. Tehrani, then Executive Vice President, Legal and Compliance. During the three and nine months ended September 30, 2015, the Company incurred $1.7 million and $5.9 million of related severance costs, which are included in the total merger, restructuring and transaction costs disclosed above.

2016 Activity

On June 20, 2016 (the “Executive Separation Date”), the Company announced the following leadership changes effective immediately: (1) the resignation of Mr. Michael P. Glimcher as the Company’s Chief Executive Officer and Vice Chairman of the Board; (2) the appointment of Mr. Louis G. Conforti, a current Board member, as Interim Chief Executive Officer; (3) the resignation of Mr. Mark S. Ordan as non-executive Chairman of the Board; and (4) the resignation of Mr. Niles C. Overly from the Board. Additionally, on June 16, 2016, the Board appointed Mr. Robert P. Demchak as Executive Vice President, General Counsel, and Corporate Secretary of the Company. Also, on the Executive Separation Date, the Board appointed Mr. Robert J. Laikin, a current Board member, as non-executive Chairman of the Board and also appointed Mr. John F. Levy and Mr. John J. Dillon III as directors. On August 30, 2016, the Board appointed Ms. Sheryl G. von Blucher as an independent director upon the retirement of Mr. Marvin L. White. The Board currently consists of five independent members: Messrs. Laikin, Dillon, Levy, and Mmes. von Blucher and Jacqueline R. Soffer as well as Messrs. Conforti and Ordan who are not independent. On July 14, 2016, the Company’s Executive Vice President, Director of Leasing and Senior Vice President of Human Resources were terminated without cause from their positions and received severance payments and other benefits pursuant to the terms and conditions of their respective Severance Benefits Agreements. In addition to these July 14, 2016 executive terminations, the Company terminated additional non-executive personnel as part of an effort to reduce overhead costs. On October 6, 2016, the Company announced that Mr. Conforti would serve as the Company's Chief Executive Officer for a term ending December 31, 2019, subject to early termination clauses and automatic renewals pursuant to the employment agreement.

In connection with and as part of the aforementioned management changes, the Company took a charge of $29.6 million during the nine months ended September 30, 2016, of which $25.5 million related to severance and restructuring-related costs, including $9.5 million of non-cash stock compensation for accelerated vesting of equity incentive awards, and $4.1 million related to fees and expenses incurred in connection with the Company's investigation of various strategic alternatives, which costs are included in merger, restructuring and transaction costs in the accompanying consolidated statements of operations and comprehensive income. During the annual meeting of shareholders on August 30, 2016, the common shareholders approved a proposal to change WPG Inc.'s name back to Washington Prime Group Inc.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

Conveyance of Glimcher Domain Name and Naming Rights to Mr. Michael P. Glimcher

In connection with the resignation of Mr. Michael P. Glimcher as the Company’s Chief Executive Officer and Vice Chairman of the Board, the Company agreed, effective upon shareholder approval obtained on August 30, 2016 to the corporate name change from WP Glimcher Inc. to Washington Prime Group Inc., to assign to Mr. Glimcher our right, title and interest to the glimcher.com internet domain name, the Glimcher logo, and irrevocably consent to Mr. Glimcher’s use of the “Glimcher” name in any future trade name or business endeavor. Mr. Glimcher consented to the Company’s use of the “Glimcher” name and Glimcher logo with respect to our subsidiaries and properties for a period of 12 months following the Executive Separation Date.

2.    Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The consolidated balance sheets as of September 30, 2016 and December 31, 2015 include the accounts of WPG Inc. and WPG L.P., as well as their majority owned and controlled subsidiaries. The accompanying consolidated statements of operations include the consolidated accounts of the Company. All intercompany transactions have been eliminated in consolidation. Due to the seasonal nature of certain operational activities, the results for the interim period ended September 30, 2016 are not necessarily indicative of the results to be expected for the full year.

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

Except as discussed above related to the classification of WPG L.P. as a VIE, there have been no changes during the nine months ended September 30, 2016 to any of our previous conclusions about whether an entity qualifies as a VIE or whether we are the primary beneficiary of any previously identified VIE. In connection with the Merger, the Company acquired an interest in a VIE in which we are deemed to be the primary beneficiary. Accordingly, we have consolidated the VIE, which consists solely of undeveloped land. During the nine months ended September 30, 2016, we did not provide financial or other support to a previously identified VIE that we were not previously contractually obligated to provide.

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

As of September 30, 2016, our assets consisted of material interests in 116 shopping centers. The consolidated financial statements as of that date reflect the consolidation of 104 wholly owned properties and six additional properties that are less than wholly owned, but which we control or for which we are the primary beneficiary. We account for our interests in the remaining six properties, or the joint venture properties, using the equity method of accounting, as we have determined that we have significant influence over their operations. We manage the day-to-day operations of the joint venture properties, but do not control the operations as we have determined that our partner or partners have substantive participating rights with respect to the assets and operations of these joint venture properties.

We allocate net operating results of WPG L.P. to third parties and to WPG Inc. based on the partners' respective weighted average ownership interests in WPG L.P. Net operating results of WPG L.P. attributable to third parties are reflected in net income attributable to noncontrolling interests. WPG Inc.'s weighted average ownership interest in WPG L.P. was 84.1% for the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016 and December 31, 2015, WPG Inc.'s ownership interest in WPG L.P. was 84.1% and 84.2%, respectively. We adjust the noncontrolling limited partners' interests at the end of each period to reflect their interest in WPG L.P.

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

The asset or liability's fair value within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Under Topic 820, fair value measurements are determined based on the assumptions that market participants would use in pricing the asset or liability in an orderly transaction at the measurement date and under current market conditions.

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

Washington Prime Group Inc. and Washington Prime Group, L.P.
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

In April 2015, the FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs." This standard amended existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of as a deferred charge. It was effective for annual reporting periods beginning after December 15, 2015, but early adoption was permitted. This new guidance reduced total assets and total long-term debt on our consolidated balance sheets by amounts ($15.7 million and $19.9 million as of September 30, 2016 and December 31, 2015, respectively) previously classified as deferred debt issuance costs (see Note 6 - "Indebtedness" for amounts), but this standard did not have any other effect on our consolidated financial statements.

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

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230)." ASU No. 2016-15 is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. It is effective for fiscal years beginning after December 17, 2016, including interim periods within those fiscal years with early adoption permitted. The new standard requires a retrospective transition approach. We are currently evaluating the impact the adoption of this standard will have on our consolidated financial statements, but we do not expect a material impact on our consolidated financial statements.

Reclassifications

Reclassifications of certain amounts in the 2015 consolidated financial statements have been made in order to conform with the 2016 presentation.

Washington Prime Group Inc. and Washington Prime Group, L.P.
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

The consolidated balance sheet at September 30, 2016 contains certain intangible assets associated with the Merger (excluding the amounts related to the O'Connor Properties, which were transferred to unconsolidated entities upon deconsolidation on June 1, 2015, per Note 5 - "Investment in Unconsolidated Entities, at Equity" and other dispositions). Intangibles of $80.7 million, which relate primarily to above-market leases and in-place lease values, are included in deferred costs and other assets at September 30, 2016. Intangibles of $84.5 million, which are primarily related to below-market leases, are included in accounts payable, accrued expense, intangibles, and deferred revenue at September 30, 2016.

2016 Dispositions

On August 19, 2016, the Company completed the sale of Knoxville Center, located in Knoxville, Tennessee, to a private real estate investor (the "Buyer") for a purchase price of $10.1 million. The sales price consisted of $3.9 million paid to the Company at closing and the issuance of a promissory note for $6.2 million from the Buyer to the Company with an interest rate of 5.5% per annum. The note balance is due on February 28, 2017, with one six-month extension available to the Buyer. As of September 30, 2016, the Buyer was current on their interest payments. The net proceeds from the transactions were used to reduce the balance outstanding under the Revolver, as defined (see Note 6 - "Indebtedness").

On January 29, 2016, the Company completed the sale of Forest Mall, located in Fond Du Lac, Wisconsin, and Northlake Mall, located in Atlanta, Georgia, to private real estate investors (the "Buyers") for an aggregate purchase price of $30.0 million, which was classified as real estate held for sale on the accompanying consolidated balance sheet as of December 31, 2015. The sales price consisted of $10.0 million paid to the Company at closing and the issuance of a promissory note for $20.0 million from the Buyers to the Company with an interest rate of 6% per annum. On June 29, 2016, the Buyers repaid $4.4 million of the promissory note balance. The remaining $15.6 million note balance is due on December 31, 2016 after the exercise of a six-month extension option by the Buyers. As of September 30, 2016, the Buyers were current on their interest payments. The net proceeds from the transactions were used to reduce the balance outstanding under the Revolver, as defined (see Note 6 - "Indebtedness").

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

In connection with the sales noted above, the Company recorded a $0.2 million gain and a $2.1 million loss, which are included in gain (loss) on disposition of interests in properties, net in the accompanying consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2016, respectively.

On June 9, 2016 and April 28, 2016, Merritt Square Mall and Chesapeake Square were transitioned to the lenders upon foreclosure, respectively (see Note 6 - "Indebtedness" for further discussion).

Intangible Assets and Liabilities Associated with Acquisitions

The table below identifies the types of intangible assets and liabilities, their location on the consolidated balance sheets, their weighted average amortization period, and their book value, which is net of accumulated amortization, as of September 30, 2016 and December 31, 2015:

			Balance as of
Intangible Asset/Liability	Location on the Consolidated Balance Sheets	Weighted Average Remaining Amortization (in years)	September 30, 2016	December 31, 2015
Above-market leases - Company is lessor	Deferred costs and other assets	7.2	$37,970	$47,285
Below-market leases - Company is lessor	Accounts payable, accrued expenses, intangibles and deferred revenues	13.5	$110,968	$131,854
Above-market lease - Company is lessee	Accounts payable, accrued expenses, intangibles and deferred revenues	30.7	$2,402	$2,461
In-place leases	Deferred costs and other assets	9.7	$78,218	$99,836

Impairment

During the third quarter of 2016, we made continued progress on plans to dispose of our four remaining noncore properties. On September 30, 2016, the Company entered into purchase agreements to sell Gulf View Square, located in Port Richey, Florida; River Oaks Center, located in Chicago, Illinois; and Virginia Center Commons, located in Glen Allen, Virginia. On October 21, 2016, the Company entered into a purchase agreement to sell Richmond Town Square, located in Cleveland, Ohio (see Note 12 - "Subsequent Events"). The agreements are subject to customary closing and diligence requirements. Given uncertainties that the dispositions are probable within one year due to the aforementioned closing and diligence requirements, these properties remain classified as held for use as of September 30, 2016. The purchase offers represent the best available evidence of fair value for each of these properties. In connection with the preparation of our financial statements included in this Form 10-Q, we compared the fair value measurement of each noncore property to its relative carrying value, which resulted in the recording of an impairment charge of approximately $20.7 million in the accompanying consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2016.

During the third quarter of 2015, a major anchor tenant of Chesapeake Square, located in Chesapeake, Virginia, informed us of their intention to close their store at the property. This impending closure was deemed a triggering event and, therefore, we evaluated this property in conjunction with our quarterly impairment review and preparation of our financial statements for the quarter ended September 30, 2015. The Company used Level 3 inputs within the fair value hierarchy to determine the estimated fair value of this property. In using these inputs, we applied market capitalization rates for similar properties to our estimated future cash flows of the property, taking into consideration the above mentioned impending closure. We compared the fair value measurement to the related carrying value, which resulted in the recording of an impairment charge of approximately $9.9 million in the accompanying consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2015.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

Condensed Pro Forma Financial Information (Unaudited)

The results of operations of acquired properties are included in the consolidated statements of operations beginning on their respective acquisition dates. The following unaudited condensed pro forma financial information is presented as if the Merger and the Property Sale described in Note 1 - "Organization," which were completed on January 15, 2015, had been consummated on January 1, 2015. The unaudited condensed pro forma financial information assumes the O'Connor Joint Venture transaction completed on June 1, 2015 (see Note 5 - "Investment in Unconsolidated Entities, at Equity") also occurred as of January 1, 2015. Additionally, adjustments have been made to reflect the following transactions as if they occurred on January 1, 2015: the issuance of the Notes Payable on March 24, 2015 (see Note 6 - "Indebtedness"), the redemption of all 4,700,000 outstanding 8.125% Series G Cumulative Redeemable Preferred Stock on April 15, 2015, the refinancings of property mortgages on May 21, 2015 (see Note 6 - "Indebtedness"), the receipt of funds from the June 2015 Term Loan on June 4, 2015 (see Note 6 - "Indebtedness") and the receipt of funds from the December 2015 Term Loan on December 10, 2015 (see Note 6 - "Indebtedness"). Finally, no pro forma adjustments have been made for the January 29, 2016 sale of Forest Mall and Northlake Mall, the April 28, 2016 foreclosure of Chesapeake Square, the June 9, 2016 foreclosure of Merritt Square Mall, or the August 19, 2016 sale of Knoxville Center because they would not have a significant impact. The unaudited condensed pro forma financial information is for comparative purposes only and not necessarily indicative of what actual results of operations of the Company would have been had the Merger and other transactions noted above been consummated on January 1, 2015, nor does it purport to represent the results of operations for future periods.

WPG Inc. Condensed Pro Forma Financial Information (Unaudited)

The table below contains information related to the unaudited condensed pro forma financial information of WPG Inc. for the three and nine months ended September 30, 2015 is as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2015	2015
Total revenues	$216,739	$644,572
Net income attributable to the Company	$6,811	$22,600
Net income attributable to common shareholders	$3,303	$11,960
Earnings per common share-basic and diluted	$0.02	$0.06
Weighted average shares outstanding-basic (in thousands)	185,419	185,310
Weighted average shares outstanding-diluted (in thousands)	220,275	220,235
WPG L.P. Condensed Pro Forma Financial Information (Unaudited)
The table below contains information related to the unaudited condensed pro forma financial information of WPG L.P. for the three and nine months ended September 30, 2015 is as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2015	2015
Total revenues	$216,739	$644,572
Net income attributable to unitholders	$7,438	$24,765
Net income attributable to common unitholders	$3,870	$13,955
Earnings per common unit-basic and diluted	$0.02	$0.06
Weighted average units outstanding-basic (in thousands)	219,815	219,702
Weighted average units outstanding-diluted (in thousands)	220,275	220,235

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

5.    Investment in Unconsolidated Entities, at Equity
The Company's investment activity in unconsolidated real estate entities during the nine months ended September 30, 2016 and September 30, 2015 consisted of investments in the following material joint ventures:

•	The O'Connor Joint Venture
On June 1, 2015, we completed a joint venture transaction with O'Connor Mall Partners, L.P. ("O'Connor"), an unaffiliated third party, with respect to the ownership and operation of five of the Company’s enclosed retail properties and certain related out-parcels (the "O'Connor Joint Venture") acquired in the Merger, which were valued at approximately $1.625 billion. We retained a 51% interest in the O'Connor Joint Venture. The transaction generated net proceeds, after taking into consideration the assumption of debt (including the new loans on Pearlridge Center and Scottsdale Quarter) and costs associated with the transaction, of approximately $432 million (including $28.7 million for the partial reimbursement of the Scottsdale Quarter development costs), which was used to repay a portion of the Bridge Loan (see Note 6 - "Indebtedness"). We deconsolidated the properties and recorded a gain in connection with this sale of $5.1 million, which is included in gain (loss) on disposition of interests in properties, net in the accompanying consolidated statements of operations and comprehensive income for the nine months ended September 30, 2015. We retained management, leasing, and development responsibilities for the O'Connor Properties.
During the three and nine months ended September 30, 2016, the O'Connor Joint Venture sold its 25% indirect ownership interest in Crescent-SDQ III Venture, LLC to unaffiliated third parties. The Company received a cash distribution from the joint venture at closing of $4.4 million and recorded $0.3 million as our share of the joint venture's gain, based on our pro-rata ownership interest in the O'Connor Joint Venture, which is recorded in loss from unconsolidated entities on the consolidated statements of operations and comprehensive income.

•	The Seminole Joint Venture
This investment consists of a 45% interest held by the Company in Seminole Towne Center, an approximate 1.1 million square foot enclosed regional retail property located in the Orlando, Florida area. The Company's effective financial interest in this property (after preferences) is estimated to be approximately 22% for 2016. We retain management and leasing responsibilities for the Seminole Joint Venture.
Individual agreements specify which services the Company is to provide to each joint venture. The Company, through its affiliates, may provide management, development, construction, leasing and legal services for a fee to each of the joint ventures described above. Related to performing these services, we recorded management fees of $1.7 million and $4.9 million for the three and nine months ended September 30, 2016, respectively, and $1.3 million and $2.3 million for the three and nine months ended September 30, 2015, respectively, which are included in other income in the accompanying consolidated statements of operations and comprehensive income. Advances to the O'Connor Joint Venture totaled $3.6 million and $1.2 million as of September 30, 2016 and December 31, 2015, respectively, which are included in investment in and advances to unconsolidated entities, at equity in the accompanying consolidated balance sheets. Management deems this balance to be collectible and anticipates repayment within one year.
The results for the O'Connor Joint Venture are included below for the three and nine months ended September 30, 2016 and for the period from June 1, 2015 through September 30, 2015. The results for Seminole Towne Center are included below for all periods presented. The results of an indirect 12.5% ownership interest in certain real estate are included for the three and nine months ended September 30, 2016 and for the period from January 15, 2015 through September 30, 2015.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

The following table presents the combined statements of operations for the unconsolidated joint venture properties for the periods indicated above during which the Company accounted for these investments as unconsolidated entities for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Total revenues	$47,530	$46,394	$141,336	$76,348
Operating expenses	19,730	18,678	58,292	32,523
Depreciation and amortization	20,401	18,335	60,125	29,416
Operating income	7,399	9,381	22,919	14,409
Gain on sale of interests in unconsolidated entities	1,014	—	1,014	—
Interest expense, taxes, and other, net	(8,423)	(7,554)	(24,588)	(11,981)
Net (loss) income from the Company's unconsolidated real estate entities	(10)	1,827	(655)	2,428
Our share of loss from the Company's unconsolidated real estate entities	$(933)	$(164)	$(2,602)	$(1,651)

6.	Indebtedness

Mortgage Debt

Total mortgage indebtedness at September 30, 2016 and December 31, 2015 was as follows:

	September 30, 2016	December 31, 2015
Face amount of mortgage loans	$1,659,681	$1,782,103
Fair value adjustments, net	13,633	17,683
Debt issuance cost, net	(5,263)	(6,347)
Carrying value of mortgage loans	$1,668,051	$1,793,439

A roll forward of mortgage indebtedness from December 31, 2015 to September 30, 2016 is summarized as follows:

Balance at December 31, 2015	$1,793,439
Debt amortization payments	(12,135)
Debt borrowings, net	4,591
Debt cancelled upon lender foreclosures, net of debt issuance costs	(114,967)
Amortization of fair value and other adjustments	(4,050)
Amortization of debt issuance costs	1,173
Balance at September 30, 2016	$1,668,051
On June 8, 2016, the Company borrowed $65.0 million under a term loan secured by ownership interests in Weberstown Mall, located in Stockton, California (the "June 2016 Secured Term Loan"). The June 2016 Secured Term Loan bears interest at one-month LIBOR plus 1.75% and will initially mature on June 8, 2018, subject to three one-year extensions available at our option subject to compliance with the terms of the underlying loan agreement and payment of customary extension fees. The interest rate on the June 2016 Secured Term Loan may vary in the future based on the Company's credit rating. The Company used the proceeds from the June 2016 Secured Term Loan to repay the $60.0 million mortgage loan secured by Weberstown Mall and for other general corporate purposes. As of September 30, 2016, the balance was $64.6 million, net of $0.4 million of debt issuance costs, and the applicable interest rate was 2.3%.

The mortgage loans secured by Chesapeake Square and Merritt Square Mall were extinguished upon the properties transitioning to the lenders on April 28, 2016 and June 9, 2016, respectively (see below for further discussion).

Washington Prime Group Inc. and Washington Prime Group, L.P.
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

At September 30, 2016, borrowings under the Facility consisted of $296.0 million outstanding under the Revolver (before debt issuance costs, net of $2.2 million) and $500.0 million outstanding under the Term Loan. On September 30, 2016, we had an aggregate available borrowing capacity of $603.7 million under the Revolver, net of $0.3 million reserved for outstanding letters of credit. At September 30, 2016, the applicable interest rate on the Revolver was one-month LIBOR plus 1.25%, or 1.78%, and the applicable interest rate on the unhedged portion of the Term Loan was one-month LIBOR plus 1.45%, or 1.98%.

Term Loans

On December 10, 2015, the Company borrowed $340.0 million under a term loan (the "December 2015 Term Loan"), pursuant to a commitment received from bank lenders. The December 2015 Term Loan bears interest at one-month LIBOR plus 1.80% and will mature in January 2023. On December 11, 2015, the Company executed interest rate swap agreements totaling $340.0 million, which effectively fixed the interest rate on the December 2015 Term Loan at 3.51% through January 2023. The interest rate on the December 2015 Term Loan may vary in the future based on the Company's credit rating. The Company used the proceeds from the December 2015 Term Loan to repay outstanding amounts on the Revolver and for other general corporate purposes. As of September 30, 2016, the balance was $336.8 million, net of $3.2 million of debt issuance costs.

On June 4, 2015, the Company borrowed $500.0 million under a term loan (the "June 2015 Term Loan"), pursuant to a commitment received from bank lenders. The June 2015 Term Loan bears interest at one-month LIBOR plus 1.45% and will mature in March 2020. On June 19, 2015, the Company executed interest rate swap agreements totaling $500.0 million, with an effective date of July 6, 2015, which effectively fixed the interest rate on the June 2015 Term Loan at 2.56% through June 2018. The interest rate on the June 2015 Term Loan may vary in the future based on the Company's credit rating. The Company used the proceeds from the June 2015 Term Loan to repay the remaining outstanding balance on the Bridge Loan (defined below). As of September 30, 2016, the balance was $497.4 million, net of $2.6 million of debt issuance costs.

Bridge Loan

On September 16, 2014, in connection with the execution of the Merger Agreement, WPG entered into a debt commitment letter, which was amended and restated on September 23, 2014 pursuant to which parties agreed to provide up to $1.25 billion in a senior unsecured bridge loan facility (the “Bridge Loan”). The Bridge Loan had a maturity date of January 14, 2016, the date that was 364 days following the closing date of the Merger.

On January 15, 2015, the Company borrowed $1.19 billion under the Bridge Loan in connection with the closing of the Merger, which balance was repaid in full during 2015.

The Company incurred $10.4 million of Bridge Loan commitment, structuring and funding fees. Upon the full repayment of the Bridge Loan, the Company accelerated amortization of the deferred loan costs, resulting in total amortization of $10.4 million included in interest expense, net in the accompanying consolidated statements of operations and comprehensive income for the nine months ended September 30, 2015.

Washington Prime Group Inc. and Washington Prime Group, L.P.
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

As of September 30, 2016, the balance outstanding under the Exchange Notes was $247.5 million, net of $2.5 million of debt discount and issuance costs.

Covenants

Our unsecured debt agreements contain financial and other covenants. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender including adjustments to the applicable interest rate. As of September 30, 2016, management believes the Company is in compliance with all covenants of its unsecured debt.

The total balance of mortgages was approximately $1.7 billion as of September 30, 2016. At September 30, 2016, certain of our consolidated subsidiaries were the borrowers under 31 non-recourse loans, one full-recourse loan and one partial-recourse loan secured by mortgages encumbering 37 properties, including two separate pools of cross-defaulted and cross-collateralized mortgages encumbering a total of six properties. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt instruments contain financial and other non-financial covenants which are specific to the properties which serve as collateral for that debt. Our existing non-recourse mortgage loans generally prohibit our subsidiaries that are borrowers thereunder from incurring additional indebtedness, subject to certain customary and limited exceptions. In addition, certain of these instruments limit the ability of the applicable borrower's parent entity from incurring mezzanine indebtedness unless certain conditions are satisfied, including compliance with maximum loan to value ratio and minimum debt service coverage ratio tests. Further, under certain of these existing agreements, if certain cash flow levels in respect of the applicable mortgaged property (as described in the applicable agreement) are not maintained for at least two consecutive quarters, the lender could accelerate the debt and enforce its right against its collateral. If the borrower fails to comply with these covenants, the lender could accelerate the debt and enforce its right against their collateral.

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

On June 6, 2016, we received a notice of default letter, dated June 3, 2016, from the special servicer to the borrower of the $101.5 million mortgage loan secured by Southern Hills Mall, located in Sioux City, Iowa.  The letter was sent because the borrower, a consolidated subsidiary of the Company, did not repay the loan in full by its June 1, 2016 maturity date.  The borrower has initiated discussions with the special servicer regarding this non-recourse loan.

On January 11, 2016, the $44.9 million mortgage loan secured by River Valley Mall, located in Lancaster, Ohio, matured.  The borrower, a consolidated subsidiary of the Company, did not repay the loan in full on the maturity date. On August 8, 2016, we received a notice of default letter, dated August 4, 2016, from the special servicer to the borrower.  The borrower has initiated discussions with the special servicer regarding this non-recourse loan and is considering various options including restructuring, extending and other options, including transitioning the property to the lender.

Washington Prime Group Inc. and Washington Prime Group, L.P.
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

On October 8, 2015, we received a notice of default letter, dated October 5, 2015, from the special servicer to the borrower of the $52.9 million mortgage loan secured by Merritt Square Mall, located in Merritt Island, Florida.  The letter was sent because the borrower, a consolidated subsidiary of the Company, did not repay the loan in full by its September 1, 2015 maturity date.  On May 25, 2016, the trustee on behalf of the mortgage lender conducted a non-judicial foreclosure sale of Merritt Square Mall, in which the Company’s affiliate previously held a 100% ownership interest. The mortgage lender was the successful bidder at the sale and ownership transferred on June 9, 2016. The Company managed the property through and including July 31, 2016.

Upon the ownership transfers of Chesapeake Square and Merritt Square Mall, the Company recognized a net gain of $34.1 million including the cancellation of outstanding mortgage debt of $115.3 million, which is included in gain on extinguishment of debt, net in the accompanying consolidated statements of operations and comprehensive income for the nine months ended September 30, 2016.

At September 30, 2016, management believes the applicable borrowers under our other non-recourse mortgage loans were in compliance with all covenants where non-compliance could individually, or giving effect to applicable cross-default provisions in the aggregate, have a material adverse effect on our financial condition, results of operations or cash flows. In addition to the properties mentioned above, we have identified Valle Vista Mall, located in Harlingen, Texas, as over-levered. We expect to commence discussions with the special servicer on the loan encumbering this property prior to loan maturity. The Company has assessed each of these properties for impairment indicators and have concluded no impairment charges are warranted as of September 30, 2016.

Fair Value of Debt

The carrying values of our variable-rate loans approximate their fair values. We estimate the fair values of fixed-rate mortgages using cash flows discounted at current borrowing rates. The book value of our fixed-rate mortgages was $1.4 billion as of September 30, 2016 and $1.6 billion as of December 31, 2015. The fair values of these financial instruments and the related discount rate assumptions as of September 30, 2016 and December 31, 2015 are summarized as follows:

	September 30, 2016	December 31, 2015
Fair value of fixed-rate mortgages	$1,495,712	$1,675,035
Weighted average discount rates assumed in calculation of fair value for fixed-rate mortgages	3.22%	3.42%

7.	Derivative Financial Instruments

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

Washington Prime Group Inc. and Washington Prime Group, L.P.
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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in other comprehensive income ("OCI") or other comprehensive loss (“OCL”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Net realized gains or losses resulting from derivatives that were settled in conjunction with planned fixed-rate financings or refinancings continue to be included in accumulated other comprehensive loss ("AOCL") during the term of the hedged debt transaction. Any ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company recognized $1.7 million of hedge ineffectiveness as an increase to earnings and $1.2 million of hedge ineffectiveness as a decrease to earnings during the three and nine months ended September 30, 2016, respectively, primarily resulting from a mismatch in the terms of the December 2015 Term Loan and the corresponding derivative. The December 2015 Term Loan includes a 0% LIBOR floor while the corresponding derivative does not. The Company recognized $193 of hedge ineffectiveness as an increase to earnings during the three and nine months ended September 30, 2015.

Amounts reported in AOCL relate to derivatives that will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt. Realized gains or losses on settled derivative instruments included in AOCL are recognized as an adjustment to income over the term of the hedged debt transaction. During the next twelve months, the Company estimates that an additional $5.4 million will be reclassified as an increase to interest expense.

As of September 30, 2016, the Company had 15 outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk with a notional value of $1,139,600.

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the consolidated balance sheets as of September 30, 2016 and December 31, 2015:

Derivatives designated as hedging instruments:		Balance Sheet Location	September 30, 2016	December 31, 2015
Interest rate products	Asset derivatives	Deferred costs and other assets	$626	$1,658
Interest rate products	Liability derivatives	Accounts payable, accrued expenses, intangibles and deferred revenues	$15,797	$152

The asset derivative instruments were reported at their fair value of $626 and $1,658 in deferred costs and other assets at September 30, 2016 and December 31, 2015, respectively, with a corresponding adjustment to OCI for the unrealized gains and losses (net of noncontrolling interest allocation). The liability derivative instruments were reported at their fair value of $15,797 and $152 in accounts payable, accrued expenses, intangibles, and deferred revenues at September 30, 2016 and December 31, 2015, respectively, with a corresponding adjustment to OCL for the unrealized gains and losses (net of noncontrolling interest allocation). Over time, the unrealized gains and losses held in AOCL will be reclassified to earnings. This reclassification will correlate with the recognition of the hedged interest payments in earnings.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

The tables below present the effect of the Company's derivative financial instruments on the consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2016 and 2015:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCL on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from AOCL into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCL into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended			Three Months Ended			Three Months Ended
	September 30,			September 30,			September 30,
	2016	2015		2016	2015		2016	2015
Interest rate products	$1,651	$(8,771)	Interest expense	$1,849	$1,080	Interest expense	$1,692	$193

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCL on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from AOCL into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCL into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Nine Months Ended			Nine Months Ended			Nine Months Ended
	September 30,			September 30,			September 30,
	2016	2015		2016	2015		2016	2015
Interest rate products	$(21,237)	$(4,528)	Interest expense	$5,690	$1,048	Interest expense	$(1,220)	$193

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

As of September 30, 2016, the fair value of derivatives in a net liability position, plus accrued interest but excluding any adjustment for nonperformance risk, related to these agreements was $16,633. As of September 30, 2016, the Company has not posted any collateral related to these agreements. The Company is not in default with any of these provisions. If the Company had breached any of these provisions at September 30, 2016, it would have been required to settle its obligations under the agreements at their termination value of $16,633.

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

Washington Prime Group Inc. and Washington Prime Group, L.P.
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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2016 and December 31, 2015, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The tables below presents the Company’s net assets and liabilities measured at fair value as of September 30, 2016 and December 31, 2015 aggregated by the level in the fair value hierarchy within which those measurements fall:

	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2016
Derivative instruments, net	$—	$(15,171)	$—	$(15,171)

	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2015
Derivative instruments, net	$—	$1,506	$—	$1,506

8.	Equity

Exchange Rights
Subject to the terms of the limited partnership agreement of WPG L.P., limited partners in WPG L.P. have, at their option, the right to exchange all or any portion of their units for shares of WPG Inc. common stock on a one‑for‑one basis or cash, as determined by WPG Inc. Therefore, the common units held by limited partners are considered by WPG Inc. to be share equivalents and classified as noncontrolling interests within permanent equity, and classified by WPG L.P. as permanent equity. The amount of cash to be paid if the exchange right is exercised and the cash option is selected will be based on the market value of WPG Inc.'s common stock as determined pursuant to the terms of the WPG L.P. Partnership Agreement. At September 30, 2016, WPG Inc. had reserved 35,127,735 shares of common stock for possible issuance upon the exchange of units held by limited partners.

The holders of the Series I-1 Preferred Units have, at their option, the right to have their units purchased by WPG L.P. subject to the satisfaction of certain conditions. Therefore, the Series I-1 Preferred Units are classified as redeemable noncontrolling interests outside of permanent equity.

Stock Based Compensation

On May 28, 2014, the Board adopted the Washington Prime Group, L.P. 2014 Stock Incentive Plan (the "Plan"), which permits the Company to grant awards to current and prospective directors, officers, employees and consultants of the Company or any affiliate. An aggregate of 10,000,000 shares of common stock has been reserved for issuance under the Plan. In addition, the maximum number of awards to be granted to a participant in any calendar year is 500,000 shares/units. Awards may be in the form of stock options, stock appreciation rights, restricted stock, restricted stock units or other stock-based awards in WPG Inc., long term incentive units ("LTIP units" or "LTIPs") or performance units ("Performance LTIP Units") in WPG L.P. The Plan terminates on May 28, 2024.

The following is a summary by type of the awards that the Company issued during the nine months ended September 30, 2016 under the Plan.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

Annual Long-Term Incentive Awards

During 2015, the Company approved the performance criteria and maximum dollar amount of the 2015 annual LTIP unit awards (the "2015 Annual Long-Term Incentive Awards"), that generally range from 30%-100% of annual base salary, for certain executive officers and employees of the Company. The number of awards is determined by converting the cash value of the award to a number of LTIP units (the "Allocated Units") based on the closing price of WPG Inc.'s common shares for the final 15 days of 2015. Eventual recipients were eligible to receive a percentage of the Allocated Units based on the Company's performance on its strategic goals detailed in the Company's 2015 cash bonus plan and the Company's relative total shareholder return ("TSR") compared to the MSCI REIT Index. Payout for 40% of the Allocated Units was based on the Company's performance on the strategic goals and the payout on the remaining 60% was based on the Company's TSR performance. The strategic goal component was achieved in 2015; however, the TSR was below threshold performance, resulting in a 40% payout for this annual LTIP award. During the nine months ended September 30, 2016, the Company awarded 323,417 LTIP units related to the 2015 Annual Long-Term Incentive Awards, of which 108,118 vest in one-third installments on each of January 1, 2017, 2018 and 2019. The 94,106 LTIP units awarded to our former Executive Chairman fully vested on the grant date and the 121,193 LTIP units awarded to certain former executive officers fully vested on the applicable severance date pursuant to the underlying severance arrangements.

During the nine months ended September 30, 2016, the Company approved the performance criteria and maximum dollar amount of the 2016 annual awards (the "2016 Annual Long-Term Incentive Awards"), that generally range from 30%-300% of annual base salary, for certain executive officers and employees of the Company. The number of awards is determined by converting the cash value of the award to a number of restricted stock units (the "Allocated RSUs") based on the closing price of WPG Inc.'s common shares for the final 15 days of 2016. Recipients are eligible to receive a percentage of the Allocated RSUs based on the Company's performance on its strategic goals detailed in the Company's 2016 cash bonus plan and the Company's relative TSR compared to a peer group based on companies with similar assets and revenue. Payout for 50% of the Allocated RSUs is based on the Company's performance on the strategic goals and the payout on the remaining 50% is based on the Company's TSR performance. Any 2016 Allocated RSUs earned will be granted in 2017 and vest one-third on each of January 1, 2018, 2019 and 2020. The fair value of the awards related to the Company's TSR performance will be expensed over the period from May 17, 2016 (when service began) through the end of the vesting period. If earned, the fair value of the portion of the awards based upon the Company's performance of the strategic goals will be recognized as expense over the period from the 2017 grant date through the end of the vesting period.

WPG Restricted Stock Unit Awards

The Company issues restricted stock units ("RSUs") to certain executive officers, employees, and independent members of the Board. The RSUs are service-based awards and the related fair value is expensed over the applicable service periods, except in instances that result in accelerated vesting due to severance arrangements. During the nine months ended September 30, 2016, the Company issued 228,297 RSUs under the Plan with a fair value of $2.6 million.

Share Award Related Compensation Expense

During the three and nine months ended September 30, 2016 and 2015, the Company recorded share award related compensation expense in the accompanying consolidated statements of operations and comprehensive income as indicated below (amounts in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Merger, restructuring and transaction costs	$—	$1.9	$9.5	$2.0
General and administrative	1.0	2.3	3.2	7.3
Total expense	$1.0	$4.2	$12.7	$9.3

In certain instances, employment agreements and stock compensation programs provide for accelerated vesting when executives are terminated without cause. The expense associated with the accelerated vesting is recorded within the consolidated statements of operations and comprehensive income as merger, restructuring and transaction costs.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

Stock Options

During the nine months ended September 30, 2016, 247,500 stock options were granted from the Plan to employees, 13,970 stock options were exercised by employees and 179,640 stock options were canceled, forfeited or expired. As of September 30, 2016, there were 1,199,071 stock options outstanding. The Company recorded compensation expense related to stock options of $45 and $48 for the three months ended September 30, 2016 and 2015, respectively, and $144 and $69 for the nine months ended September 30, 2016 and 2015, respectively.

Distributions

During the three and nine months ended September 30, 2016, the Board declared common share/unit dividends of $0.25 and $0.75 per common share/unit, respectively. During the three and nine months ended September 30, 2015, the Board declared common share/unit dividends of $0.25 and $0.61 per common share/unit, respectively.

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

Loss Contingency

The purchase and sale agreement related to the O’Connor Joint Venture contains certain lease-up provisions.  The majority of the deals are fully executed; however, a small number of leases are not yet executed pursuant to these provisions.  The Company is currently negotiating with tenants for these spaces and believes that it is likely that the spaces will be leased.  However, if the Company is not able to execute leases with these tenants (or replacement tenants) within a specified timeframe, O’Connor could seek an adjustment payment effectively reducing the amount paid for their acquisition of joint venture interest.  The Company estimates the potential losses associated with these deals to not exceed $3 million. The Company believes that the loss is not probable at this time and has not accrued for this loss contingency in the accompanying financial statements.

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

10.    Related Party Transactions

Transactions with SPG

SPG managed the day-to-day operations of our legacy SPG enclosed retail properties through February 29, 2016 in accordance with property management agreements that expired as of May 31, 2016. Additionally, WPG and SPG entered into a transition services agreement pursuant to which SPG provided to WPG, on an interim, transitional basis after May 28, 2014 through May 31, 2016, the date on which it was terminated, various services including administrative support for the community centers through December 31, 2015, information technology, property management, accounts payable and other financial functions, as well as engineering support, quality assurance support and other administrative services for the enclosed retail properties through March 1, 2016. Under the transition services agreement that terminated on May 31, 2016, SPG charged WPG, based upon SPG's allocation of certain shared costs such as insurance premiums, advertising and promotional programs, leasing and development fees. Amounts charged to expense for property management and common costs, services, and other as well as insurance premiums are included in property operating expenses in the consolidated statements of operations and comprehensive income. Additionally, leasing and development fees charged by SPG are capitalized by the property.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

Charges for properties which are consolidated for each of the periods presented are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Property management and common costs, services and other	$344	$5,435	$7,085	$17,984
Insurance premiums	$—	$2,269	$—	$6,807
Advertising and promotional programs	$—	$191	$102	$620
Capitalized leasing and development fees	$683	$2,723	$3,166	$6,531

Charges for unconsolidated properties for each of the periods presented are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Property management costs, services and other	$72	$209	$196	$622
Insurance premiums	$—	$3	$—	$9
Advertising and promotional programs	$—	$12	$6	$32
Capitalized leasing and development fees	$15	$6	$23	$18

At September 30, 2016 and December 31, 2015, $1,266 and $3,455, respectively, were payable to SPG and its affiliates and are included in accounts payable, accrued expenses, intangibles, and deferred revenues in the accompanying consolidated balance sheets.
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

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

The following table sets forth the computation of WPG Inc.'s basic and diluted earnings (loss) per common share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Earnings (Loss) Per Common Share, Basic:
Net income (loss) attributable to common shareholders - basic	$1,362	$4,057	$27,683	$(4,312)
Weighted average shares outstanding - basic	185,633,393	185,419,463	185,519,649	183,778,568
Earnings (loss) per common share, basic	$0.01	$0.02	$0.15	$(0.02)

Earnings (Loss) Per Common Share, Diluted:
Net income (loss) attributable to common shareholders - basic	$1,362	$4,057	$27,683	$(4,312)
Net income (loss) attributable to common unitholders	257	581	5,232	(667)
Net income (loss) attributable to common shareholders - diluted	$1,619	$4,638	$32,915	$(4,979)
Weighted average common shares outstanding - basic	185,633,393	185,419,463	185,519,649	183,778,568
Weighted average operating partnership units outstanding	34,304,444	34,396,029	34,304,652	34,308,286
Weighted average additional dilutive securities outstanding	896,199	504,643	789,756	—
Weighted average common shares outstanding - diluted	220,834,036	220,320,135	220,614,057	218,086,854
Earnings (loss) per common share, diluted	$0.01	$0.02	$0.15	$(0.02)

For the three and nine months ended September 30, 2016 and 2015, additional potentially dilutive securities include outstanding stock options and annual LTIP unit awards. For the nine months ended September 30, 2015, diluted shares exclude the impact of any such securities because their effect would be anti-dilutive. We accrue distributions when they are declared.

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

The following table sets forth the computation of WPG L.P.'s basic and diluted earnings (loss) per common unit:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Earnings (Loss) Per Common Unit, Basic and Diluted:
Net income (loss) attributable to common unitholders - basic and diluted	$1,619	$4,638	$32,915	$(4,979)
Weighted average common units outstanding - basic	219,937,837	219,815,492	219,824,301	218,086,854
Weighted average additional dilutive securities outstanding	896,199	504,643	789,756	—
Weighted average units outstanding - diluted	220,834,036	220,320,135	220,614,057	218,086,854
Earnings (loss) per common unit, basic and diluted	$0.01	$0.02	$0.15	$(0.02)

For the three and nine months ended September 30, 2016 and 2015, additional potentially dilutive securities include contingently-issuable units related to WPG Inc.'s outstanding stock options and WPG L.P.'s annual LTIP unit awards. For the nine months ended September 30, 2015, diluted shares exclude the impact of any such securities because their effect would be anti-dilutive. We accrue distributions when they are declared.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

12.    Subsequent Events

On October 1, 2016, the Company exercised the second of two options to extend the maturity date of the mortgage loan on WestShore Plaza, located in Tampa, Florida, for one year. The extended maturity date is October 1, 2017.

On October 21, 2016, the Company entered into a purchase agreement to sell Richmond Town Square, located in Cleveland, Ohio. The sale is subject to customary closing requirements, and the proceeds will be used to reduce the Company's debt.

On November 2, 2016, the Company entered into a definitive agreement providing for a joint venture with O'Connor with respect to the ownership and operation of seven of the Company's retail properties, which are valued at approximately $600 million. The Company has an existing joint venture with O'Connor for five of the Company's enclosed retail properties and certain related outparcels (see Note 5 - "Investment in Unconsolidated Entities, at equity"). Under the terms of the agreement, the Company will retain a 51% interest and sell 49% to O'Connor for net proceeds of approximately $350 million, which will be used to reduce the Company's debt, as well as for general corporate purposes. The Company will retain management and leasing responsibilities of the properties. The agreement is subject to customary closing and diligence requirements. Subject to the satisfaction or waiver of certain closing conditions and diligence requirements, the transaction is anticipated to close in the first quarter of 2017.

On November 2, 2016 the Board declared common share/unit dividends of $0.25 per common share/unit. The dividend is payable on December 15, 2016 to shareholders/unitholders of record on December 2, 2016.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in this report.

Overview - Basis of Presentation

Washington Prime Group™ Inc. (formerly named WP Glimcher Inc.) (“WPG Inc.”) is an Indiana corporation that operates as a self‑administered and self‑managed real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended. REITs will generally not be liable for federal corporate income taxes as long as they continue to distribute not less than 100% of their taxable income and satisfy certain other requirements. Washington Prime Group, L.P. (“WPG L.P.”) is WPG Inc.'s majority‑owned limited partnership subsidiary that owns, develops and manages, through its affiliates, all of WPG Inc.'s real estate properties and other assets. WPG Inc. is the sole general partner of WPG L.P. As of September 30, 2016, our assets consisted of material interests in 116 shopping centers in the United States, consisting of community centers and enclosed retail properties, comprised of approximately 65 million square feet of gross leasable area.
Unless the context otherwise requires, references to "WPG," the "Company," “we,” “us” and “our” refer to WPG Inc., WPG L.P. and entities in which WPG Inc. or WPG L.P. (or an affiliate) has a material ownership or financial interest, on a consolidated basis.

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The consolidated balance sheets as of September 30, 2016 and December 31, 2015 include the accounts of WPG Inc. and WPG L.P., as well as their majority owned and controlled subsidiaries. The consolidated statements of operations include the consolidated accounts of the Company. All intercompany transactions have been eliminated in consolidation. In the opinion of management, the consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods presented. The Company believes that the disclosures made are adequate to prevent the information presented from being misleading. The Company has filed a trademark application with the United States Trademark and Patent Office for the name "Washington Prime Group."

The Merger

On January 15, 2015, the Company acquired Glimcher Realty Trust (“Glimcher”), pursuant to a definitive agreement and plan of merger with Glimcher and certain affiliated parties of each dated September 16, 2014 (the “Merger Agreement”), in a stock and cash transaction valued at approximately $4.2 billion, including the assumption of debt (the “Merger”). In the Merger, Glimcher common shareholders received, for each Glimcher common share, $14.02 consisting of $10.40 in cash and 0.1989 of a share of WPG Inc.’s common stock valued at $3.62 per Glimcher common share, based on the closing price of WPG Inc.’s common stock on the Merger closing date. Approximately 29.9 million shares of WPG Inc.'s common stock were issued to Glimcher shareholders in the Merger, and WPG L.P. issued to WPG Inc. a like number of common units as consideration for the common shares issued. Additionally, included in consideration were operating partnership units held by limited partners and preferred stock as noted below. In connection with the closing of the Merger, an indirect subsidiary of WPG L.P. was merged into Glimcher’s operating partnership. In the Merger, we acquired material interests in 23 shopping centers comprised of approximately 15.8 million square feet of gross leasable area and assumed additional mortgages on 14 properties with a fair value of approximately $1.4 billion. Prior to the Merger, the Company was comprised of approximately 53 million square feet of gross leasable area. The combined company was renamed WP Glimcher Inc. in May 2015 upon receiving shareholder approval.

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

Concurrent with the closing of the Merger, Glimcher completed a transaction with Simon Property Group ("SPG") under which affiliates of SPG acquired Jersey Gardens in Elizabeth, New Jersey, and University Park Village in Fort Worth, Texas, properties previously owned by affiliates of Glimcher, for an aggregate purchase price of $1.09 billion, including SPG’s assumption of approximately $405.0 million of associated mortgage indebtedness (the “Property Sale”).

The cash portion of the Merger consideration was funded by the Property Sale and draws under the Bridge Loan (see "Financing and Debt" below). During the three and nine months ended September 30, 2015, the Company incurred $2.4 million and $28.2 million of costs related to the Merger, which are included in merger, restructuring and transaction costs in the consolidated statements of operations and comprehensive income.

The O'Connor Joint Venture

On June 1, 2015, we completed a joint venture transaction with O'Connor Mall Partners, L.P. ("O'Connor"), an unaffiliated third party, with respect to the ownership and operation of five of the Company’s enclosed retail properties and certain related out-parcels (the "O'Connor Joint Venture") acquired in the Merger, which were valued at approximately $1.625 billion. We retained a 51% interest in the O'Connor Joint Venture. The transaction generated net proceeds, after taking into consideration the assumption of debt (including the new loans on Pearlridge Center and Scottsdale Quarter) and costs associated with the transaction, of approximately $432 million (including $28.7 million for the partial reimbursement of the Scottsdale Quarter development costs), which was used to repay a portion of the Bridge Loan (defined below). We deconsolidated the properties and recorded a gain in connection with this sale of $5.1 million, which is included in gain (loss) on disposition of interests in properties, net in the consolidated statements of operations and comprehensive income for the nine months ended September 30, 2015. We retained management and leasing responsibilities for the O'Connor Properties.

During the three and nine months ended September 30, 2016, the O'Connor Joint Venture sold its 25% indirect ownership interest in Crescent-SDQ III Venture, LLC to unaffiliated third parties. The Company received a cash distribution from the joint venture at closing of $4.4 million and recorded $0.3 million as our share of the joint venture's gain, based on our pro-rata ownership interest in the O'Connor Joint Venture, which is recorded in loss from unconsolidated entities on the consolidated statements of operations and comprehensive income.
On November 2, 2016, the Company entered into a definitive agreement providing for a joint venture with O'Connor with respect to the ownership and operation of seven of the Company's retail properties, which are valued at approximately $600 million. The Company has an existing joint venture with O'Connor for five of the Company's enclosed retail properties and certain related outparcels, as noted above. Under the terms of the agreement, the Company will retain a 51% interest and sell 49% to O'Connor for net proceeds of approximately $350 million, which will be used to reduce the Company's debt, as well as for general corporate purposes. The Company will retain management and leasing responsibilities of the properties. The agreement is subject to customary closing and diligence requirements. Subject to the satisfaction or waiver of certain closing conditions and diligence requirements, the transaction is anticipated to close in the first quarter of 2017.

Impairment

During the third quarter 2016, we made continued progress on plans to dispose of our four remaining noncore properties. On September 30, 2016, the Company entered into purchase agreements to sell Gulf View Square, located in Port Richey, Florida; River Oaks Center, located in Chicago, Illinois; and Virginia Center Commons, located in Glen Allen, Virginia. On October 21, 2016, the Company entered into a purchase agreement to sell Richmond Town Square, located in Cleveland, Ohio. The agreements are subject to customary closing and diligence requirements. Given uncertainties that the dispositions are probable within one year due to the aforementioned closing and diligence requirements, these properties remain classified as held for use as of September 30, 2016. We compared the fair value of each noncore property to its relative carrying value, which resulted in the recording of an impairment charge of approximately $20.7 million in the consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2016. Collectively, the Company anticipates potential sales proceeds from these transactions of approximately $60 million, which will be used to reduce the Company's debt.

During the third quarter of 2015, a major anchor tenant of Chesapeake Square, located in Chesapeake, Virginia, informed us of their intention to close their store at the property. This impending closure was deemed a triggering event and, therefore, we evaluated this property in conjunction with our quarterly impairment review and preparation of our financial statements for the quarter ended September 30, 2015. We compared the fair value to the related carrying value, which resulted in the recording of an impairment charge of approximately $9.9 million in the consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2015.

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
Additionally, we feel there are opportunities to enhance our portfolio and balance sheet through active portfolio management. We believe that there are opportunities for us to acquire additional shopping centers that match our investment criteria. We invest in real estate properties to maximize total financial return which includes both operating cash flows and capital appreciation. We also seek to dispose of or contribute to a joint venture assets that no longer meet our strategic criteria. These dispositions will be a combination of asset sales and transitions of over-levered properties to lenders.
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

Portfolio Data

The portfolio data discussed in this overview includes key operating statistics for the Company (including the properties acquired in the Merger for both periods) including ending occupancy, average base minimum rent per square foot and comparable NOI. These reporting metrics exclude the impact of four noncore properties and are thus deemed to be from our "core portfolio" or "core properties."

Core business fundamentals in the overall portfolio during the first nine months of 2016 generally improved compared to the first nine months of 2015. Ending occupancy for the core properties was 92.6% and 92.7% as of September 30, 2016 and September 30, 2015, respectively. Average base minimum rent per square foot for the core portfolio increased by 0.3% when comparing September 30, 2016 to September 30, 2015. Comparable NOI increased 0.6% for the core portfolio and 0.5% for the portfolio including the noncore properties when comparing the third quarter of 2016 to the third quarter of 2015. NOI growth resulted from $1.1 million in increased minimum rent from the lease-up of vacant spaces and from some redevelopment projects coming on-line, as well as a pick-up of $0.9 million from lower operating costs, net of the related reimbursement income. The 2.6% growth in our core NOI was 4.4% for our community centers and 2.0% for our core enclosed retail properties, for the nine months ended September 30, 2016.

The following table sets forth key operating statistics for our portfolio of core properties or interests in properties:

	September 30, 2016	September 30, 2015	% Change
Ending occupancy (1)	92.6%	92.7%	(0.1)%
Average base minimum rent per square foot (2)	$21.46	$21.39	0.3%

(1)
Ending occupancy is the percentage of gross leasable area, or GLA, which is leased as of the last day of the reporting period. We include all Company-owned space except for anchors, majors, freestanding office and outlots at our enclosed retail properties in the calculation of ending occupancy. Community center GLA included in the calculation relates to all Company-owned space other than office space. When including the noncore properties, occupancy was 92.1% and 91.9% at September 30, 2016 and 2015, respectively.

(2)	Average base minimum rent per square foot is the average base minimum rent charge in effect for the reporting period for all tenants that would qualify to be included in ending occupancy.

Current Leasing Activities

During the nine months ended September 30, 2016, we signed new leases and renewal leases (excluding enclosed retail property anchors, majors and offices) across the core portfolio, comprising approximately 2,031,400 square feet. The average annual initial base minimum rent for new leases was $22.86 per square foot ("psf") and for renewed leases was $26.88 psf. For these leases, the average for tenant allowances was $36.88 psf for new leases and $5.74 psf for renewals.

Results of Operations

Activities Affecting Results

The following acquisitions and dispositions affected our results in the comparative periods:

•	On August 19, 2016, we completed the sale of Knoxville Center, located in Knoxville, Tennessee, to a private real estate investor.

•	On June 9, 2016, we transitioned Merritt Square Mall, located in Merritt Island, Florida, to the lender.

•	On April 28, 2016, we transitioned Chesapeake Square, located in Chesapeake, Virginia, to the lender.

•	On January 29, 2016, we completed the sale of Forest Mall, located in Fond Du Lac, Wisconsin, and Northlake Mall, located in Atlanta, Georgia, to private real estate investors.

•	On June 1, 2015, we completed the transaction forming the O'Connor Joint Venture.

•	On January 15, 2015, we acquired 23 properties in the Merger.

For the purposes of the following comparisons, the properties acquired in the Merger transaction, including the impact of the deconsolidation of certain properties in the O'Connor Joint Venture transaction and the transitioning to the lender of Merritt Square Mall (both causing decreases period over period), are referred to as the "Merger Properties," and the other transactions listed above are referred to as the "Property Transactions." In the following discussions of our results of operations, "comparable" refers to the remaining properties we owned and operated throughout both of the periods under comparison.

Three Months Ended September 30, 2016 vs. Three Months Ended September 30, 2015

Minimum rents decreased $1.5 million primarily due to a $3.5 million decrease from the Property Transactions offset by a $1.4 million net increase attributable to the Merger Properties and a $0.6 million increase to the comparable properties. Tenant reimbursements decreased $2.2 million due to a $1.5 million decrease attributable to the Property Transactions, a net $1.8 million decrease attributable to the Merger Properties offset by a $1.1 million increase attributable to the comparable properties. Other income decreased $3.0 million primarily due to a $2.3 million decrease from the comparable properties primarily due to lease settlements that occurred in 2015 and a $1.6 million decrease attributable to sponsorship income at the comparable properties, partially offset by a $0.9 million increase in management, leasing and development fee income from the O'Connor Joint Venture.

Total operating expenses decreased $7.0 million, of which $4.8 million was attributable to the Merger Properties, $5.5 million was attributable to the Property Transactions and comparable properties, primarily related to decreased depreciation on fully depreciated assets, $4.7 million was attributable to a net decrease in general and administrative expenses, and $2.8 million was attributable to a net decrease in merger, restructuring and transaction costs, primarily attributable to the management transition that occurred during the third quarter 2015. These decreases were partially offset by a $10.8 million increase in impairment losses recorded in 2016.

Interest expense, net, increased $2.3 million, of which $4.1 million was attributable to additional interest on borrowings to finance the Merger transaction and $0.3 million was attributable to properties transitioned, or to be transitioned to lenders. These increases were partially offset by a decrease of $1.7 million attributed to swap ineffectiveness and a $0.4 million decrease related to the Merger Properties and comparable properties.

For WPG Inc., net income (loss) attributable to noncontrolling interests primarily relates to the allocation of income (loss) to third parties based on their respective weighted average ownership interest in WPG L.P., which percentage remained consistent over the periods.

Nine Months Ended September 30, 2016 vs. Nine Months Ended September 30, 2015

Minimum rents decreased $39.7 million, of which the Merger Properties accounted for $34.0 million with the remaining $5.7 million decrease primarily due to the Property Transactions and comparable properties. Overage rents decreased $0.4 million primarily attributable to the Merger Properties and Property Transactions, partially offset by a net increase from the comparable properties. Tenant reimbursements decreased $21.5 million due to $16.1 million attributable to the Merger Properties and $5.4 million attributable to the Property Transactions and comparable properties, including amounts related to real estate tax refunds. Other income decreased $4.7 million primarily due to a $3.2 million decrease from the comparable properties primarily due to lease settlements that occurred in 2015 and a $4.1 million decrease attributable to sponsorship income at the comparable properties, partially offset by a $2.6 million increase in management, leasing and development fee income from the O'Connor Joint Venture.

Total operating expenses decreased $75.1 million, of which $56.0 million was attributable to the Merger Properties, $25.3 million was attributable to the Property Transactions and comparable properties, primarily related to decreased depreciation on fully depreciated assets and real estate tax refunds, and $6.0 million was attributable to a net decrease in general and administrative expenses. These decreases were partially offset by a $1.4 million increase in merger, restructuring and transaction costs, primarily attributable to the management transition as well as strategic alternatives explored during 2016, and a $10.8 million increase in impairment losses recorded in 2016.

Interest expense, net, decreased $1.8 million, of which $3.0 million was attributable to the repayment of certain mortgages in 2015 and $6.2 million was attributable to the Merger Properties. These decreases were partially offset by $5.5 million attributable to additional interest on borrowings to finance the Merger transaction (net of Bridge Loan fees written off in 2015) and $1.9 million related to default interest on properties transitioned, or to be transitioned, to lenders.

Gain on extinguishment of debt recognized in the 2016 period consisted of the $34.1 million net gain from the transitioning of Merritt Square Mall and Chesapeake Square to the lenders. There was no such gain recognized in the 2015 period.

Gain (loss) on disposition of interests in properties recognized in the 2016 period consisted of the $2.1 million loss from the sales of Knoxville Center, Forest Mall, and Northlake Mall and in the 2015 period consisted of the $5.1 million gain related to the O'Connor Joint Venture transaction.

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

Because we own primarily long-lived income-producing assets, our financing strategy relies on long-term fixed rate mortgage debt as well as floating rate debt (including unsecured financing such as the Revolver and our term loans). At September 30, 2016, floating rate debt (excluding loans hedged to fixed interest) comprised 23.7% of our total consolidated debt. We will continue to monitor our borrowing mix to limit market risk. We derive most of our liquidity from leases that generate positive net cash flow from operations, the total of which was $200.0 million during the nine months ended September 30, 2016.

Our balance of cash and cash equivalents decreased $58.5 million during 2016 to $57.8 million as of September 30, 2016. The decrease was primarily due to the net repayment of debt and capital expenditures, partially offset by operating cash flow from the properties and proceeds from the disposition of properties. See "Cash Flows" below for more information.

On September 30, 2016, we had an aggregate available borrowing capacity of $603.7 million under the Revolver, net of outstanding borrowings of $296.0 million and $0.3 million reserved for outstanding letters of credit. The weighted average interest rate on the Revolver was 1.8% and 1.7% during the three and nine months ended September 30, 2016, respectively.

The consolidated indebtedness of our business was approximately $3.5 billion as of September 30, 2016, or a decrease of approximately $105.0 million from December 31, 2015. The change in consolidated indebtedness from December 31, 2015 is described in greater detail under "Financing and Debt".
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

Cash Flows

Our net cash flow from operating activities totaled $200.0 million during the nine months ended September 30, 2016. During this period we also:

•	funded capital expenditures of $126.6 million;

•	funded net amounts of restricted cash reserves held for future capital expenditures of $5.0 million;

•	received net proceeds from the disposition of properties of $16.3 million;

•	funded investments in unconsolidated entities of $10.4 million;

•	received distributions of capital from unconsolidated entities of $35.6 million;

•	funded a net amount of lender-required restricted cash reserves on mortgage loans of $1.9 million;

•	received net proceeds from our debt financing, refinancing, and repayment activities of $9.7 million; and

•	funded distributions to common and preferred shareholders and unitholders of $176.2 million.

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

Financing and Debt

Mortgage Debt

Total mortgage indebtedness at September 30, 2016 and December 31, 2015 was as follows (in thousands):

	September 30, 2016	December 31, 2015
Face amount of mortgage loans	$1,659,681	$1,782,103
Fair value adjustments, net	13,633	17,683
Debt issuance cost, net	(5,263)	(6,347)
Carrying value of mortgage loans	$1,668,051	$1,793,439

A roll forward of mortgage indebtedness from December 31, 2015 to September 30, 2016 is summarized as follows (in thousands):

Balance at December 31, 2015	$1,793,439
Debt amortization payments	(12,135)
Debt borrowings, net	4,591
Debt cancelled upon lender foreclosures, net of debt issuance costs	(114,967)
Amortization of fair value and other adjustments	(4,050)
Amortization of debt issuance costs	1,173
Balance at September 30, 2016	$1,668,051
On October 1, 2016, the Company exercised the second of two options to extend the maturity date of the mortgage loan on WestShore Plaza, located in Tampa, Florida, for one year. The extended maturity date is October 1, 2017.

On June 8, 2016, the Company borrowed $65.0 million under a term loan secured by ownership interests in Weberstown Mall, located in Stockton, California (the "June 2016 Secured Term Loan"). The June 2016 Secured Term Loan bears interest at one-month LIBOR plus 1.75% and will initially mature on June 8, 2018, subject to three one-year extensions available at our option subject to compliance with the terms of the underlying loan agreement and payment of customary extension fees. The interest rate on the June 2016 Secured Term Loan may vary in the future based on the Company's credit rating. The Company used the proceeds from the June 2016 Secured Term Loan to repay the $60.0 million mortgage loan secured by Weberstown Mall and for other general corporate purposes. As of September 30, 2016, the balance was $64.6 million, net of $0.4 million of debt issuance costs, and the applicable interest rate was 2.3%.

The mortgage loans secured by Chesapeake Square and Merritt Square Mall were extinguished upon the properties transitioning to the lenders on April 28, 2016 and June 9, 2016, respectively (see below for further discussion).

Highly-levered Assets
We have identified four mortgage loans that have leverage levels in excess of our targeted leverage and have worked with, or have plans to work with, the special servicers on these non-recourse mortgages. We received notices of default on Mesa Mall in Grand Junction, Colorado and Southern Hills Mall in Sioux City, Iowa, and we are in default on River Valley Mall in Lancaster, Ohio, but have not yet received notice of such default. See "Covenants" below for further discussion on these notices of default. We have also identified Valle Vista Mall in Harlingen, Texas as over-levered and expect to commence discussions with the special servicer on this loan as well. As of September 30, 2016, the mortgages on the highly-levered properties totaled $273.6 million and we expect to improve our leverage once all, or a portion of them, are transitioned to the lenders, with minimal impact to net cash flows.

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

At September 30, 2016, borrowings under the Facility consisted of $296.0 million outstanding under the Revolver (before debt issuance costs, net of $2.2 million) and $500.0 million outstanding under the Term Loan (before debt issuance costs). On September 30, 2016, we had an aggregate available borrowing capacity of $603.7 million under the Revolver, net of $0.3 million reserved for outstanding letters of credit. At September 30, 2016, the applicable interest rate on the Revolver was one-month LIBOR plus 1.25%, or 1.78%, and the applicable interest rate on the unhedged portion of the Term Loan was one-month LIBOR plus 1.45%, or 1.98%.

Term Loans

On December 10, 2015, the Company borrowed $340.0 million under a term loan (the "December 2015 Term Loan"), pursuant to a commitment received from bank lenders. The December 2015 Term Loan bears interest at one-month LIBOR plus 1.80% and will mature in January 2023. On December 11, 2015, the Company executed interest rate swap agreements totaling $340.0 million, which effectively fixed the interest rate on the December 2015 Term Loan at 3.51% through January 2023. The interest rate on the December 2015 Term Loan may vary in the future based on the Company's credit rating. The Company used the proceeds from the December 2015 Term Loan to repay outstanding amounts on the Revolver and for other general corporate purposes. As of September 30, 2016, the balance was $336.8 million, net of $3.2 million of debt issuance costs.

On June 4, 2015, the Company borrowed $500.0 million under a term loan (the "June 2015 Term Loan"), pursuant to a commitment received from bank lenders. The June 2015 Term Loan bears interest at one-month LIBOR plus 1.45% and will mature in March 2020. On June 19, 2015, the Company executed interest rate swap agreements totaling $500.0 million, with an effective date of July 6, 2015, which effectively fixed the interest rate on the June 2015 Term Loan at 2.56% through June 2018. The interest rate on the June 2015 Term Loan may vary in the future based on the Company's credit rating. The Company used the proceeds from the June 2015 Term Loan to repay the remaining outstanding balance on the Bridge Loan (defined below). As of September 30, 2016, the balance was $497.4 million, net of $2.6 million of debt issuance costs.

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

The Company incurred $10.4 million of Bridge Loan commitment, structuring and funding fees. Upon the full repayment of the Bridge Loan, the Company accelerated amortization of the deferred loan costs, resulting in total amortization of $10.4 million included in interest expense, net in the consolidated statements of operations and comprehensive income for the nine months ended September 30, 2015.

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

As of September 30, 2016, the balance outstanding under the Exchange Notes was $247.5 million, net of $2.5 million of debt discount and issuance costs.

Covenants

Our unsecured debt agreements contain financial and other covenants. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender including adjustments to the applicable interest rate. As of September 30, 2016, management believes the Company is in compliance with all covenants of its unsecured debt.

The total balance of mortgages was approximately $1.7 billion as of September 30, 2016. At September 30, 2016, certain of our consolidated subsidiaries were the borrowers under 31 non-recourse loans, one full-recourse loan and one partial-recourse loan secured by mortgages encumbering 37 properties, including two separate pools of cross-defaulted and cross-collateralized mortgages encumbering a total of six properties. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt instruments contain financial and other non-financial covenants which are specific to the properties which serve as collateral for that debt. Our existing non-recourse mortgage loans generally prohibit our subsidiaries that are borrowers thereunder from incurring additional indebtedness, subject to certain customary and limited exceptions. In addition, certain of these instruments limit the ability of the applicable borrower's parent entity from incurring mezzanine indebtedness unless certain conditions are satisfied, including compliance with maximum loan to value ratio and minimum debt service coverage ratio tests. Further, under certain of these existing agreements, if certain cash flow levels in respect of the applicable mortgaged property (as described in the applicable agreement) are not maintained for at least two consecutive quarters, the lender could accelerate the debt and enforce its right against its collateral. If the borrower fails to comply with these covenants, the lender could accelerate the debt and enforce its right against their collateral.

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

On June 6, 2016, we received a notice of default letter, dated June 3, 2016, from the special servicer to the borrower of the $101.5 million mortgage loan secured by Southern Hills Mall.  The letter was sent because the borrower, a consolidated subsidiary of the Company, did not repay the loan in full by its June 1, 2016 maturity date.  On October 27, 2016, we received notification that a receiver has been appointed to manage and lease the property.

On January 11, 2016, the $44.9 million mortgage loan secured by River Valley Mall matured.  The borrower, a consolidated subsidiary of the Company, did not repay the loan in full on the maturity date. On August 8, 2016, we received a notice of default letter, dated August 4, 2016, from the special servicer to the borrower. The borrower has initiated discussions with the special servicer regarding this non-recourse loan and is considering various options including restructuring, extending and other options, including transitioning the property to the lender.

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

On October 8, 2015, we received a notice of default letter, dated October 5, 2015, from the special servicer to the borrower of the $52.9 million mortgage loan secured by Merritt Square Mall.  The letter was sent because the borrower, a consolidated subsidiary of the Company, did not repay the loan in full by its September 1, 2015 maturity date.  On May 25, 2016, the trustee on behalf of the mortgage lender conducted a non-judicial foreclosure sale of Merritt Square Mall, in which the Company’s affiliate previously held a 100% ownership interest. The mortgage lender was the successful bidder at the sale and ownership transferred on June 9, 2016. The Company managed the property through and including July 31, 2016.

Upon the ownership transfers of Chesapeake Square and Merritt Square Mall, the Company recognized a net gain of $34.1 million based on the cancellation of outstanding mortgage debt of $115.3 million, which is included in gain on extinguishment of debt, net in the consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2016.

At September 30, 2016, management believes the applicable borrowers under our other non-recourse mortgage loans were in compliance with all covenants where non-compliance could individually, or giving effect to applicable cross-default provisions in the aggregate, have a material adverse effect on our financial condition, results of operations or cash flows. In addition to the properties mentioned above, we have identified Valle Vista Mall as over-levered. We expect to commence discussions with the special servicer on the loan encumbering this property prior to loan maturity. The Company has assessed each of these properties for impairment indicators and have concluded no impairment charges are warranted as of September 30, 2016.

Summary of Financing

Our consolidated debt and the effective weighted average interest rates as of September 30, 2016 and December 31, 2015, consisted of the following (dollars in thousands):

	September 30, 2016	Weighted Average Interest Rate	December 31, 2015	Weighted Average Interest Rate
Fixed-rate debt, face amount	$2,698,581	4.44%	$2,686,003	4.48%
Variable-rate debt, face amount	847,100	2.04%	964,850	1.91%
Total face amount of debt	3,545,681	3.86%	3,650,853	3.80%
Note discount	(50)		(60)
Fair value adjustments, net	13,633		17,683
Debt issuance costs, net	(15,711)		(19,875)
Total carrying value of debt	$3,543,553		$3,648,601

Contractual Obligations

The following table summarizes the material aspects of the Company's future obligations for consolidated entities as of September 30, 2016, for the remainder of 2016 and for subsequent years thereafter assuming the obligations remain outstanding through maturities noted below (in thousands):

	2016	2017 - 2018	2019 - 2020	Thereafter	Total
Long term debt (1)	$237,946	$198,409	$1,943,602	$1,165,724	$3,545,681
Interest payments (2)	34,253	208,786	149,595	95,585	488,219
Distributions (3)	3,567	15,964	—	—	19,531
Ground rent (4)	843	6,720	6,746	117,930	132,239
Purchase/tenant obligations (5)	106,981	—	—	—	106,981
Total	$383,590	$429,879	$2,099,943	$1,379,239	$4,292,651

(1)
Represents principal maturities only and therefore excludes net fair value adjustments of $13,633, debt issuance costs of $(15,711) and bond discount of $(50) as of September 30, 2016. In addition, the principal maturities reflect any available extension options within the control of the Company.

(2)	Variable rate interest payments are estimated based on the LIBOR rate at September 30, 2016.

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

The following table summarizes the material aspects of the Company's proportionate share of future obligations for unconsolidated entities as of September 30, 2016, for the remainder of 2016 and for subsequent years thereafter assuming the obligations remain outstanding through maturities noted below (in thousands):

	2016	2017 - 2018	2019 - 2020	Thereafter	Total
Long term debt (1)	$434	$3,677	$31,923	$380,619	$416,653
Interest payments	4,279	34,068	32,680	64,935	135,962
Ground rent (2)	482	3,858	4,320	123,633	132,293
Purchase/tenant obligations (3)	10,207	—	—	—	10,207
Total	$15,402	$41,603	$68,923	$569,187	$695,115

(1)
Represents principal maturities only and therefore excludes net fair value adjustments of $8,055 and debt issuance costs of $(1,185) as of September 30, 2016. In addition, the principal maturities reflect any available extension options.

(2)	Represents minimum future lease payments due through the end of the initial lease term.

(3)	Includes amounts due under executed leases and commitments to vendors for development and other matters.

Off-Balance Sheet Arrangements

Off-balance sheet arrangements consist primarily of investments in joint ventures which are common in the real estate industry. Joint ventures typically fund their cash needs through secured debt financings obtained by and in the name of the joint venture entity. The joint venture debt is secured by a first mortgage, is without recourse to the joint venture partners, and does not represent a liability of the partners, except to the extent the partners or their affiliates expressly guarantee the joint venture debt. As of September 30, 2016, there were no guarantees of joint venture related mortgage indebtedness. In addition to obligations under mortgage indebtedness, our joint ventures have obligations under ground leases and purchase/tenant obligations. Our share of obligations under joint venture debt, ground leases and purchase/tenant obligations is quantified in the unconsolidated entities table within "Contractual Obligations" above. WPG may elect to fund cash needs of a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans, although such fundings are not required contractually or otherwise.

Equity Activity

Exchange Rights
Subject to the terms of the limited partnership agreement of WPG L.P., limited partners in WPG L.P. have, at their option, the right to exchange all or any portion of their units for shares of WPG Inc. common stock on a one‑for‑one basis or cash, as determined by WPG Inc. Therefore, the common units held by limited partners are considered by WPG Inc. to be share equivalents and classified as noncontrolling interests within permanent equity, and classified by WPG L.P. as permanent equity. The amount of cash to be paid if the exchange right is exercised and the cash option is selected will be based on the market value of WPG Inc.'s common stock as determined pursuant to the terms of the WPG L.P. Partnership Agreement. At September 30, 2016, WPG Inc. had reserved 35,127,735 shares of common stock for possible issuance upon the exchange of units held by limited partners.

The holders of the Series I-1 Preferred Units have, at their option, the right to have their units purchased by WPG L.P. subject to the satisfaction of certain conditions. Therefore, the Series I-1 Preferred Units are classified as redeemable noncontrolling interests outside of permanent equity.

Stock Based Compensation

On May 28, 2014, the Board adopted the Washington Prime Group, L.P. 2014 Stock Incentive Plan (the "Plan"), which permits the Company to grant awards to current and prospective directors, officers, employees and consultants of the Company or any affiliate. An aggregate of 10,000,000 shares of common stock has been reserved for issuance under the Plan. In addition, the maximum number of awards to be granted to a participant in any calendar year is 500,000 shares/units. Awards may be in the form of stock options, stock appreciation rights, restricted stock, restricted stock units or other stock-based awards in WPG Inc., long term incentive units ("LTIP units" or "LTIPs") or performance units ("Performance LTIP Units") in WPG L.P. The Plan terminates on May 28, 2024.

The following is a summary by type of the awards that the Company issued during the nine months ended September 30, 2016 under the Plan.

Annual Long-Term Incentive Awards

During 2015, the Company approved the performance criteria and maximum dollar amount of the 2015 annual LTIP unit awards (the "2015 Annual Long-Term Incentive Awards"), that generally range from 30%-100% of annual base salary, for certain executive officers and employees of the Company. The number of awards is determined by converting the cash value of the award to a number of LTIP units (the "Allocated Units") based on the closing price of WPG Inc.'s common shares for the final 15 days of 2015. Eventual recipients were eligible to receive a percentage of the Allocated Units based on the Company's performance on its strategic goals detailed in the Company's 2015 cash bonus plan and the Company's relative total shareholder return ("TSR") compared to the MSCI REIT Index. Payout for 40% of the Allocated Units was based on the Company's performance on the strategic goals and the payout on the remaining 60% was based on the Company's TSR performance. The strategic goal component was achieved in 2015; however, the TSR was below threshold performance, resulting in a 40% payout for this annual LTIP award. During the nine months ended September 30, 2016, the Company awarded 323,417 LTIP units related to the 2015 Annual Long-Term Incentive Awards, of which 108,118 vest in one-third installments on each of January 1, 2017, 2018 and 2019. The 94,106 LTIP units awarded to our former Executive Chairman fully vested on the grant date and the 121,193 LTIP units awarded to certain former executive officers fully vested on the applicable severance date pursuant to the underlying severance arrangements.

During the nine months ended September 30, 2016, the Company approved the performance criteria and maximum dollar amount of the 2016 annual awards (the "2016 Annual Long-Term Incentive Awards"), that generally range from 30%-300% of annual base salary, for certain executive officers and employees of the Company. The number of awards is determined by converting the cash value of the award to a number of restricted stock units (the "Allocated RSUs") based on the closing price of WPG Inc.'s common shares for the final 15 days of 2016. Recipients are eligible to receive a percentage of the Allocated RSUs based on the Company's performance on its strategic goals detailed in the Company's 2016 cash bonus plan and the Company's relative TSR compared to a peer group based on companies with similar assets and revenue. Payout for 50% of the Allocated RSUs is based on the Company's performance on the strategic goals and the payout on the remaining 50% is based on the Company's TSR performance. Any 2016 Allocated RSUs earned will be granted in 2017 and vest one-third on each of January 1, 2018, 2019 and 2020. The fair value of the awards related to the Company's TSR performance will be expensed over the period from May 17,

2016 (when service began) through the end of the vesting period. If earned, the fair value of the portion of the awards based upon the Company's performance of the strategic goals will be recognized as expense over the period from the 2017 grant date through the end of the vesting period.

WPG Restricted Stock Unit Awards

The Company issues restricted stock units ("RSUs") to certain executive officers, employees, and independent members of the Board. The RSUs are service-based awards and the related fair value is expensed over the applicable service periods, except in instances that result in accelerated vesting due to severance arrangements. During the nine months ended September 30, 2016, the Company issued 228,297 RSUs under the Plan with a fair value of $2.6 million.

Share Award Related Compensation Expense

During the three and nine months ended September 30, 2016 and 2015, the Company recorded share award related compensation expense in the consolidated statements of operations and comprehensive income as indicated below (amounts in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Merger, restructuring and transaction costs	$—	$1.9	$9.5	$2.0
General and administrative	1.0	2.3	3.2	7.3
Total expense	$1.0	$4.2	$12.7	$9.3

In certain instances, employment agreements and stock compensation programs provide for accelerated vesting when executives are terminated without cause. The expense associated with the accelerated vesting is recorded within the consolidated statements of operations and comprehensive income as merger, restructuring and transaction costs.

Stock Options

During the nine months ended September 30, 2016, 247,500 stock options were granted from the Plan to employees, 13,970 stock options were exercised by employees and 179,640 stock options were canceled, forfeited or expired. As of September 30, 2016, there were 1,199,071 stock options outstanding. The Company recorded compensation expense related to stock options of $45,000 and $48,000 for the three months ended September 30, 2016 and 2015, respectively, and $144,000 and $69,000 for the nine months ended September 30, 2016 and 2015, respectively.

Distributions

During the three and nine months ended September 30, 2016, the Board declared common share/unit dividends of $0.25 and $0.75 per common share/unit, respectively. During the three and nine months ended September 30, 2015, the Board declared common share/unit dividends of $0.25 and $0.61 per common share/unit, respectively.

On November 2, 2016 the Board declared common share/unit dividends of $0.25 per common share/unit. The dividend is payable on December 15, 2016 to shareholders/unitholders of record on December 2, 2016.

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

On August 19, 2016, the Company completed the sale of Knoxville Center, located in Knoxville, Tennessee, to a private real estate investor (the "Buyer") for a purchase price of $10.1 million. The sales price consisted of $3.9 million paid to the Company at closing and the issuance of a promissory note for $6.2 million from the Buyer to the Company with an interest rate of 5.5% per annum. The note balance is due on February 28, 2017, with one six-month extension available to the Buyer. As of September 30, 2016, the Buyer was current on their interest payments. The net proceeds from the transactions were used to reduce the balance outstanding under the Revolver.

On January 29, 2016, the Company completed the sale of Forest Mall and Northlake Mall to private real estate investors (the "Buyers") for an aggregate purchase price of $30.0 million. The sales price consisted of $10.0 million paid to the Company at closing and the issuance of a promissory note for $20.0 million from the Buyers to the Company with an interest rate of 6% per annum. On June 29, 2016, the Buyers repaid $4.4 million of the promissory note balance. The remaining $15.6 million note balance is due on December 31, 2016 after the exercise of a six-month extension option by the Buyers. As of September 30, 2016, the Buyers were current on their interest payments. The proceeds from the transactions were used to reduce the balance outstanding under the Revolver.

In connection with the sales noted above, the Company recorded a $0.2 million gain and a $2.1 million loss, which are included in gain (loss) on disposition of interests in properties, net in the consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2016, respectively.

On June 9, 2016 and April 28, 2016, Merritt Square Mall and Chesapeake Square were transitioned to the lenders upon foreclosure, respectively (see "Financing and Debt" above for further discussion).

Development Activity

New Development, Expansions and Redevelopments.  We routinely incur costs related to construction for significant redevelopment and expansion projects at our properties.  We expect our share of development costs for calendar year 2016 related to these activities to be approximately $120 to $150 million. Our estimated stabilized return on invested capital typically ranges between 8% and 11%.

In addition, we own land for the development of a new 400,000 square foot shopping center in the Houston metropolitan area, which has been named Fairfield Town Center.  We commenced construction to add approximately 30,000 square feet of small shop space adjacent to the H-E-B store in the fourth quarter of 2015 for an opening in 2016.  We have also commenced construction on another phase of the project to add an additional 150,000 square feet, which will include a theater, restaurants and additional retailers. Subsequent phases will have additions of big box retailers that will offer fashion, sporting goods, home goods and restaurants. The project is being built in phases and we are currently committed to phases with a projected cost of approximately $50.0 million before any available incentives, of which we had incurred approximately $33.6 million as of September 30, 2016.  The development is expected to be fully completed in the first half of 2017. The project's leasing momentum is strong with over 90% of the space committed including over 70% from signed leases.

During the second quarter of 2014, we commenced redevelopment activities at Jefferson Valley Mall, a 556,000 square foot shopping center located in the New York City area. Dick’s Sporting Goods opened in October 2016 and Ulta Cosmetics is expected to open in November 2016. The existing H&M store was relocated to a newly remodeled store representing their latest prototype during the first quarter of 2016. In addition to the new retailers scheduled to open at the enclosed retail property, the entrance update has been completed and the interior will be updated. The total cost of this project is expected to be approximately $41.0 million, of which we had incurred approximately $26.8 million as of September 30, 2016. The redevelopment is expected to be substantially completed in late 2016 and fully completed in mid 2017.

The buildings on the north and south parcels of the third phase of Scottsdale Quarter ("Phase III") are constructed.  The north parcel consists of luxury apartment units with ground floor retail.  The O’Connor Joint Venture, of which we own a 51% interest, sold its 25% interest in the apartment development during the third quarter of 2016. The south parcel includes a 140,000 square foot building comprised of retail and office.  American Girl is the retail anchor for the building and Design Within Reach occupies the majority of the remaining retail space in the building.  Office tenants began moving into the south parcel building in 2015 and office leasing on the building is nearly complete.  The middle parcel will be the final component of Phase III and will be comprised of either residential or lodging as well as retail space, which is planned for completion in 2019.  Phase III will add density at Scottsdale Quarter with a mix of office and either a residential or lodging component, but the cornerstone of the development will remain retail.  The total investment in Phase III (including our joint venture partner's share) is expected to be approximately $105.0 million to $125.0 million, of which we had incurred approximately $84.7 million as of September 30, 2016.

A redevelopment at Longview Mall in Longview, Texas is underway with an expected completion during the fourth quarter of 2016. A new Dick’s Sporting Goods opened during the third quarter of 2016 along with additional national in-line tenants. With the renovation of the enclosed retail property, many of our retailers have committed to remodel their stores and sign long-term renewals at higher rents. The investment in this redevelopment is expected to be approximately $15.0 million, of which we had incurred approximately $8.9 million as of September 30, 2016.

A redevelopment at New Towne Mall in New Philadelphia, Ohio is underway which resulted in the addition of a new Dick's Sporting Goods that opened on October 25, 2016 in a building formerly occupied by Sears. Additionally, an Ulta Cosmetics is expected to open during the second quarter of 2017. The investment in this redevelopment is expected to be approximately $8.5 million, of which we had incurred approximately $3.5 million as of September 30, 2016.

Beyond Fairfield Town Center, we do not expect to hold material land for development. Land currently held for future development is substantially limited to the land parcels at our current centers which we may utilize for expansion of the existing centers or sales of outlots.

Capital Expenditures

The following table summarizes total consolidated capital expenditures on a cash basis for the nine months ended September 30, 2016 (in thousands):

New developments	$22,818
Redevelopments and expansions	55,912
Tenant allowances	19,179
Operational capital expenditures	11,559
Total (1)	$109,468

(1) Excludes capitalized interest, wages and real estate taxes, as well as expenditures for certain equipment and fixtures, commissions and project costs, which are included in capital expenditures, net on the consolidated statement of cash flows.

Forward-Looking Statements

Certain statements made in this section or elsewhere in this report may be deemed "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained, and it is possible that our actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks and uncertainties. Such factors include, but are not limited to: changes in asset quality and credit risk; ability to sustain revenue and earnings growth; changes in political, economic or market conditions generally and the real estate and capital markets specifically; the impact of increased competition; the availability of capital and financing; tenant or joint venture partner(s) bankruptcies; the failure to increase enclosed retail store occupancy and same-store operating income; risks associated with acquisitions, dispositions, development, expansion, leasing and management of properties; changes in market rental rates; trends in the retail industry; relationships with anchor tenants; risks relating to joint venture properties; costs of common area maintenance; competitive market forces; the level and volatility of interest rates; the rate of revenue increases as compared to expense increases; the financial stability of tenants within the retail industry; the restrictions in current financing arrangements or the failure to comply with such arrangements; the liquidity of real estate investments; the impact of changes to tax legislation and our tax positions; failure to qualify as a real estate investment trust; the failure to refinance debt at favorable terms and conditions; loss of key personnel; material changes in the dividend rates on securities or the ability to pay dividends on common shares or other securities; possible restrictions on the ability to operate or dispose of any partially-owned properties; the failure to achieve earnings/funds from operations targets or estimates; the failure to achieve projected returns or yields on development and investment properties (including joint ventures); expected gains on debt extinguishment; changes in generally accepted accounting principles or interpretations thereof; terrorist activities and international hostilities; the unfavorable resolution of legal or regulatory proceedings; the impact of future acquisitions and divestitures; assets that may be subject to impairment charges; and significant costs related to environmental issues. We discussed these and other risks and uncertainties under Part I, "Item 1A. Risk Factors" in the combined Annual Report on Form 10-K for WPG Inc. and WPG L.P. for the year ended December 31, 2015, as amended. We undertake no duty or obligation to update or revise these forward-looking statements, whether as a result of new information, future developments, or otherwise.

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

The following schedule reconciles total FFO to net income for the three and nine months ended September 30, 2016 and 2015 (in thousands, except share/unit amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$5,183	$8,128	$43,601	$7,484
Less: Preferred dividends and distributions on preferred operating partnership units	(3,568)	(3,568)	(10,704)	(12,650)
Adjustments to Arrive at FFO:
Real estate depreciation and amortization, including joint venture impact	78,533	84,141	234,845	271,342
Impairment loss, including loss (gain) on the sale of interests in properties and other	20,720	9,859	23,017	4,712
Net loss attributable to noncontrolling interest holders in properties	4	18	18	18
Noncontrolling interests portion of depreciation and amortization	(37)	(40)	(116)	(114)
FFO of the Operating Partnership (1)	100,835	98,538	290,661	270,792
FFO allocable to limited partners	15,664	15,392	45,197	42,512
FFO allocable to common shareholders/unitholders	$85,171	$83,146	$245,464	$228,280

Diluted earnings (loss) per share/unit	$0.01	$0.02	$0.15	$(0.02)
Adjustments to arrive at FFO per share/unit:
Depreciation and amortization from consolidated properties and our share of real estate depreciation and amortization from unconsolidated properties	0.36	0.38	1.07	1.24
Impairment loss, including loss (gain) on the sale of interests in properties and other	0.09	0.05	0.10	0.02
Diluted FFO per share/unit	$0.46	$0.45	$1.32	$1.24

Weighted average shares outstanding - basic	185,633,393	185,419,463	185,519,649	183,778,568
Weighted average limited partnership units outstanding	34,304,444	34,396,029	34,304,652	34,308,286
Weighted average additional dilutive securities outstanding (2)	896,199	504,643	789,756	525,663
Weighted average shares/units outstanding - diluted	220,834,036	220,320,135	220,614,057	218,612,517

(1)
FFO of the operating partnership increased by $19.9 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. Contributing to this increase was the $28.1 million reduction in costs associated with the Merger and the $34.1 million increase related to the gain on the extinguishment of debt, net associated with Chesapeake Square and Merritt Square Mall. Additionally, during the nine months ended September 30, 2015, we accelerated certain loan costs associated with the Bridge Loan. Offsetting these increases, we incurred $29.6 million in corporate restructuring costs during the nine months ended September 30, 2016 that were not incurred during the same period in 2015. Also, we received less FFO related to the Merger Properties primarily attributable to the partial sale of properties into the O'Connor Joint Venture.

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

We deem NOI and comparable NOI to be important measures for investors and management to use in assessing our operating performance, as these measures enable us to present the core operating results from our portfolio, excluding certain non-cash, corporate-level and nonrecurring items. Specifically, we exclude from operating income the following items in our calculations of comparable NOI:

•	straight-line rents and fair value rent amortization, which became more material post-Merger;

•	management fee allocation to promote comparability across periods; and

•	termination income and out-parcel sales, which are deemed to be outside of normal operating results.
Furthermore, we adjust for the following items in our calculation of comparable NOI:

•	adding NOI from Glimcher properties prior to the Merger to provide comparability across periods presented; and

•	removing NOI from noncore properties to present only the more meaningful results of core properties.
The following schedule reconciles comparable NOI to operating income and presents comparable NOI percent change for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Operating income	$38,425	$38,274	$119,638	$110,835

Depreciation and amortization	71,287	77,008	211,922	260,645
General and administrative	8,139	12,850	28,375	34,328
Merger, restructuring and transaction costs	(307)	2,448	29,607	28,161
Impairment loss	20,701	9,859	20,701	9,859
Fee income	(1,696)	(1,334)	(4,909)	(2,306)
Management fee allocation	417	3,861	7,186	12,490
Adjustment to include Glimcher NOI from prior to merger (2)	—	—	—	4,186
Pro-rata share of unconsolidated joint ventures in comp NOI	11,393	11,343	33,984	(418)
Property allocated corporate expense	3,159	1,879	9,947	4,924
Non-comparable properties and other (1)	(199)	242	(481)	3,626
NOI from sold properties	(22)	(4,597)	(1,861)	(11,033)
Termination income and outparcel sales	(243)	(2,584)	(1,310)	(4,376)
Straight-line rents	(818)	(1,156)	(717)	(4,476)
Ground lease adjustments for straight-line and fair market value	(2)	(13)	(12)	1,106
Fair market value adjustment to base rents	(4,026)	(2,647)	(8,028)	(13,650)
Less: NOI from noncore properties (3)	(4,084)	(4,124)	(12,884)	(13,647)

Comparable NOI - core portfolio	$142,124	$141,309	$431,158	$420,254
Comparable NOI percentage change - core portfolio	0.6%		2.6%

Comparable NOI - total portfolio (including noncore)	$146,208	$145,433	$444,042	$433,901
Comparable NOI percentage change - total portfolio	0.5%		2.3%

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

(3)	NOI from four noncore properties that were held in each period presented.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates, primarily LIBOR. We seek to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs by closely monitoring our variable rate debt and converting such debt to fixed rates when we deem such conversion advantageous. From time to time, we may enter into interest rate swap agreements or other interest rate hedging contracts. While these agreements are intended to lessen the impact of rising interest rates, they also expose us to the risks that the other parties to the agreements will not perform, we could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly effective cash flow hedges under GAAP guidance. As of September 30, 2016, $839.1 million (net of $8.0 million in debt issuance costs) of our aggregate indebtedness (23.7% of total indebtedness) was subject to variable interest rates, excluding amounts outstanding under variable rate loans that have been hedged to fixed interest rates.

If LIBOR rates of interest on our variable rate debt fluctuated, our future earnings and cash flows would be impacted, depending upon the current LIBOR rates and the existence of any derivative contracts current in effect.  Based upon our variable rate debt balance as of September 30, 2016, a 50 basis point increase in LIBOR rates would result in a decrease in earnings and cash flow of $4.3 million annually and a 50 basis point decrease in LIBOR rates would result in an increase in earnings and cash flow of $3.8 million annually.  This assumes that the amount outstanding under our variable rate debt remains at $839.1 million, the balance as of September 30, 2016.

Item 4.	Controls and Procedures

Controls and Procedures of Washington Prime Group Inc.

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

Changes in Internal Control Over Financial Reporting.  There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting.  There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Not applicable.

Item 5.    Other Information

Not applicable.

Item 6.    Exhibits

Exhibit Number	Exhibit Descriptions
3.1	Amended and Restated Bylaws of WP Glimcher Inc. (n/k/a Washington Prime Group Inc.), effective August 19, 2016 (incorporated by reference to Form 8-K filed with the SEC on August 19, 2016)
3.2
Articles of Amendment to the Amended and Restated Articles of Incorporation of Washington Prime Group Inc. relating to corporate name change (incorporated by reference to Form 8-K filed with the SEC on September 2, 2016)

3.3	Amended and Restated Bylaws of Washington Prime Group Inc., effective August 30, 2016 (incorporated by reference to Form 8-K filed with the SEC on September 2, 2016)
10.74+	Employment Agreement, dated October 6, 2016, by and between Washington Prime Group Inc. and Louis G. Conforti (incorporated by reference to Form 8-K filed with the SEC on October 11, 2016)
10.75+
Employee Restricted Stock Unit Award Agreement, dated October 6, 2016, among Washington Prime Group Inc., Washington Prime Group, L.P. and Louis G. Conforti (incorporated by reference to Form 8-K filed with the SEC on October 11, 2016)

31.1*
Certification by the Chief Executive Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Washington Prime Group Inc.

31.2*
Certification by the Chief Financial Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Washington Prime Group Inc.

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

32.1*
Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Washington Prime Group Inc.

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

Washington Prime Group Inc.
Washington Prime Group, L.P.
by: Washington Prime Group Inc., its sole general partner

Date:	November 3, 2016	By:	/s/ Mark E. Yale
Mark E. Yale Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	November 3, 2016	By:	/s/ Melissa A. Indest
Melissa A. Indest Chief Accounting Officer and Senior Vice President, Finance (Principal Accounting Officer)