Form 10-K
period 2016-12-31
WASHINGTON PRIME GROUP INC.; Washington Prime Group, L.P.
filed 2017-02-24
CIK 1594686, 1610911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

Washington Prime Group Inc.
Washington Prime Group, L.P.
(Exact name of Registrant as specified in its charter)

Indiana (Both Registrants)
(State or other jurisdiction of incorporation or organization)

001-36252 (Washington Prime Group Inc.) 333-205859 (Washington Prime Group, L.P.) (Commission File No.)	180 East Broad Street Columbus, Ohio 43215 (Address of principal executive offices)
46-4323686 (Washington Prime Group Inc.) 46-4674640 (Washington Prime Group, L.P.) (I.R.S. Employer Identification No.)	(614) 621-9000 (Registrants' telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Washington Prime Group Inc.:

Title of each class	Name of each exchange on which registered
Common Stock, $0.0001 par value (185,427,411 shares outstanding as of February 22, 2017)	New York Stock Exchange
7.5% Series H Cumulative Redeemable Preferred Stock, par value $0.0001 per share	New York Stock Exchange
6.875% Series I Cumulative Redeemable Preferred Stock, par value $0.0001 per share	New York Stock Exchange

Washington Prime Group, L.P.: None

Securities registered pursuant to Section 12(g) of the Act:
Washington Prime Group Inc.: None
Washington Prime Group, L.P.: Units of limited partnership interest (35,127,735 units outstanding as of February 22, 2017)

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
Washington Prime Group Inc. Yes ☒ No ☐        Washington Prime Group, L.P. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Washington Prime Group Inc.    ☐             Washington Prime Group, L.P. ☐

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
Washington Prime Group Inc. Yes  ☐ No ☒        Washington Prime Group, L.P. Yes  ☐ No ☒

The aggregate market value of shares of common stock held by non-affiliates of Washington Prime Group Inc. was approximately $2,069 million based on the closing sale price on the New York Stock Exchange for such stock on June 30, 2016.

Documents Incorporated By Reference
Portions of Washington Prime Group Inc.'s Proxy Statement in connection with its 2017 Annual Meeting of Stockholders are incorporated by reference in Part III.

EXPLANATORY NOTE
This report combines the annual reports on Form 10-K for the fiscal year ended December 31, 2016 of Washington Prime Group Inc. (formerly WP Glimcher Inc. - see Note 1 "Organization") and Washington Prime Group, L.P. Unless stated otherwise or the context requires otherwise, references to "WPG Inc." mean Washington Prime Group Inc., an Indiana corporation, and references to "WPG L.P." mean Washington Prime Group, L.P., an Indiana limited partnership, and its consolidated subsidiaries, in cases where it is important to distinguish between WPG Inc. and WPG L.P. We use the terms "WPG," the "Company," “we,” "us," and “our,” to refer to WPG Inc., WPG L.P., and entities in which WPG Inc. or WPG L.P. (or an affiliate) has a material interest on a consolidated and combined basis, unless the context indicates otherwise.
WPG Inc. operates as a self-managed and self-administered real estate investment trust (“REIT”). WPG Inc. owns properties and conducts operations through WPG L.P., of which WPG Inc. is the sole general partner and of which it held approximately 84.1% of the partnership interests (“OP units”) at December 31, 2016. The remaining OP units are owned by various limited partners. As the sole general partner of WPG L.P., WPG Inc. has the exclusive and complete responsibility for WPG L.P.’s day-to-day management and control. Management operates WPG Inc. and WPG L.P. as one enterprise. The management of WPG Inc. consists of the same persons who direct the management of WPG L.P. As general partner with control of WPG L.P., WPG Inc. consolidates WPG L.P. for financial reporting purposes, and WPG Inc. does not have significant assets other than its investment in WPG L.P. Therefore, the assets and liabilities of WPG Inc. and WPG L.P. are substantially the same on their respective consolidated and combined financial statements and the disclosures of WPG Inc. and WPG L.P. also are substantially similar.
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

WASHINGTON PRIME GROUP INC. AND WASHINGTON PRIME GROUP, L.P.
Annual Report on Form 10-K
December 31, 2016

Part I
Item 1.    Business
Unless the context otherwise requires, references to "WPG," "the Company," "we," "us," and "our" refer to WPG Inc., WPG L.P. and entities in which WPG Inc. or WPG L.P. (or an affiliate) has a material ownership or financial interest, on a consolidated basis.
General
Washington Prime Group™ Inc. (formerly named WP Glimcher Inc.) ("WPG Inc.") is an Indiana corporation that operates as a self-administered and self-managed real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended (the "Code"). REITs will generally not be liable for federal corporate income taxes as long as they continue to distribute not less than 100% of their taxable income and satisfy certain other requirements. Washington Prime Group, L.P. ("WPG L.P.") is WPG Inc.'s majority-owned partnership subsidiary that owns, develops, and manages, through its affiliates, all of WPG Inc.'s real estate properties and other assets. WPG Inc. is the sole general partner of WPG L.P. On May 28, 2014, WPG separated from Simon Property Group Inc. ("SPG") through the distribution of 100% of the outstanding units of WPG L.P. to the owners of Simon Property Group L.P. and 100% of the outstanding shares of WPG to the SPG common shareholders in a tax-free distribution. Prior to the separation, WPG Inc. and WPG L.P. were wholly owned subsidiaries of SPG and its subsidiaries ("SPG Businesses"). At the time of the separation, our assets consisted of interests in 98 shopping centers (the "WPG Legacy Properties"). On January 15, 2015, the Company acquired Glimcher Realty Trust ("GRT"), pursuant to a definitive agreement and plan of merger with GRT and certain affiliated parties of each dated September 16, 2014 (the "Merger Agreement"), in a stock and cash transaction valued at approximately $4.2 billion, including the assumption of debt (the "Merger"). Additionally, included in the consideration were operating partnership units held by limited partners and preferred stock. In the Merger, we acquired material interests in 23 shopping centers (the "Merger Properties") comprised of approximately 15.8 million square feet of gross leasable area and assumed additional mortgages on 14 properties with a fair value of approximately $1.4 billion. Prior to our separation from SPG, WPG Inc. entered into agreements with SPG under which SPG provided various services to WPG Inc. relating primarily to the legacy SPG Businesses and WPG Legacy Properties, including accounting, asset management, development, human resources, information technology, leasing, legal, marketing, public reporting and tax. The charges for the services were based on an hourly or per transaction fee arrangement and pass-through of out-of-pocket costs. These underlying agreements expired effective May 31, 2016.
We own, develop and manage enclosed retail properties and community centers. As of December 31, 2016, our assets consisted of material interests in 114 shopping centers in the United States, comprised of approximately 63 million square feet of gross leasable area.
Transactions
For a description of our operational strategies and developments in our business during 2016, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Form 10-K.
Segments
Our primary business is the ownership, development and management of retail real estate within the United States. We have aggregated our operations, including enclosed retail properties and community centers, into one reportable segment because they have similar economic characteristics and we provide similar products and services to similar types of tenants and, in many cases, the same tenants. For the year ended December 31, 2016, Signet Jewelers, Ltd. (based on common parent ownership of tenants including, but not limited to, Body by Pagoda, Jared's, Kay Jewelers, Piercing Pagoda, Rogers Jewelers, Zales Jewelers) accounted for approximately 3.2% of base minimum rents. Further, Signet Jewelers, Ltd., L Brands, Inc. (based on common parent ownership of tenants including Bath & Body Works, La Senza, Pink, Victoria's Secret, and White Barn Candle) and Footlocker, Inc. (based on common parent ownership including Champs Sports, Foot Action USA, Footlocker, Kids Footlocker, Lady Footlocker, and World Footlocker), in aggregate, comprised approximately 8.2% of base minimum rents. See Item 2. "Properties" for further information on tenant mix.

Other Policies
The following is a discussion of our investment policies, financing policies, conflicts of interest policies and policies with respect to certain other activities. One or more of these policies may be amended or rescinded from time to time without a stockholder vote.
Investment Policies
We are in the business of owning, managing and operating enclosed retail centers and community centers across the United States and while we emphasize these real estate investments, we may also invest in equity or debt securities of other entities engaged in real estate activities or securities of other issuers. However, any of these investments would be subject to the percentage ownership limitations and gross income tests necessary for REIT qualification of WPG Inc. under federal tax laws as well as our own internal policies concerning conflicts of interest and related party transactions. These REIT limitations mean that we cannot make an investment that would cause our real estate assets to be less than 75% of our total assets. We must also derive at least 75% of our gross income directly or indirectly from investments relating to real property or mortgages on real property, including "rents from real property," dividends from other REITs and, in certain circumstances, interest from certain types of temporary investments. In addition, we must also derive at least 95% of our gross income from such real property investments, and from dividends, interest and gains from the sale or dispositions of stock or securities or from other combinations of the foregoing.
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
Financing Policies
Because WPG Inc.'s REIT qualification requires it to distribute at least 90% of its taxable income, we regularly access the capital markets to raise the funds necessary to finance operations, acquisitions, strategic investments, development and redevelopment opportunities, and to refinance maturing debt. We must comply with customary covenants contained in our financing agreements that limit our ratio of debt to total assets or market value, as defined in such agreements. For example, WPG L.P.'s current line of credit and term loans contain covenants that restrict the total amount of debt of WPG L.P. to 60% of total assets, as defined under the related agreements, and secured debt to 40% of total assets, with slight easing of restrictions during the four trailing quarters following a portfolio acquisition. In addition, these agreements contain other covenants requiring compliance with financial ratios. Furthermore, the amount of debt that we may incur is limited as a practical matter by our desire to maintain acceptable ratings for our equity securities and debt securities of WPG L.P. We strive to maintain investment grade ratings at all times, but we cannot assure you that we will be able to do so in the future.
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
We expect most future borrowings would be made through WPG L.P. or its subsidiaries. Borrowings may be in the form of bank borrowings, publicly and privately placed debt instruments, or purchase money obligations to the sellers of properties. Any such indebtedness may be secured or unsecured. Any such indebtedness may also have full or limited recourse to the borrower or be cross-collateralized with other debt, or may be fully or partially guaranteed by WPG L.P. Although we may borrow to fund the payment of dividends, we currently have no expectation that we will regularly do so. See "Financing and Debt" within Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Form 10-K for a discussion of our debt arrangements as of December 31, 2016.
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
Under WPG Inc.’s Governance Principles, directors must disclose to the rest of the Board of Directors any potential conflict of interest they may have with respect to any matter under discussion and, if appropriate, recuse themselves from Board of Director discussions of, and/or refrain from voting on, such matter. Directors shall not have a duty to communicate or present any corporate opportunity to WPG Inc. and WPG Inc. renounces any interest or expectancy in such opportunity and waives any claim against a director arising from the fact that he or she does not present the opportunity to WPG Inc. or pursues or facilitates the pursuit of the opportunity by others; provided, however, that the foregoing shall not apply in a case in which a director is presented with a corporate opportunity in writing expressly in his or her capacity as a director or officer of WPG Inc.
In addition, we have a Code of Business Conduct and Ethics, which applies to all of our officers, directors, and employees. At least a majority of the members of WPG Inc.'s Board of Directors, Governance and Nominating Committee, Audit Committee and Compensation Committee must qualify as independent under the listing standards for New York Stock Exchange listed companies. Any transaction between us and any officer, WPG Inc. director, or 5% shareholder of WPG Inc. must be approved pursuant to our related party transaction policy.
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
Competition
Our direct competitors include other publicly-traded retail development and operating companies, retail real estate companies, commercial property developers and other owners of retail real estate that engage in similar businesses. Within our property portfolio, we compete for retail tenants and the nature and extent of the competition we face varies from property to property. With respect to specific alternative retail property types, we have faced increased competition over the last several years from both lifestyle centers and power centers, in addition to other community centers and enclosed retail properties.

We believe the principal factors that retailers consider in making their leasing decisions include, but are not limited to, the following:

•	Consumer demographics;

•	Quality, design and location of properties;

•	Total number and geographic distribution of properties;

•	Diversity of retailers and anchor tenants;

•	Management and operational expertise; and

•	Rental rates.
In addition, because our revenue potential is linked to the success of our retailers, we indirectly share exposure to the same competitive factors that our retail tenants experience in their respective markets when trying to attract individual shoppers. These dynamics include general competition from other retail properties, including outlet properties and other discount shopping properties, as well as competition with discount shopping clubs, catalog companies, direct mail, home shopping networks, and telemarketing. The changes in consumer shopping behavior to increase purchases on-line from their computers and mobile devices provide retailers with distribution options other than brick and mortar retail stores and has resulted in competitive alternatives that could have a material adverse effect on our ability to lease space and on the level of rents we can obtain.
Seasonality
The shopping center business is, to some extent, seasonal in nature with tenants typically achieving the highest levels of sales during our fiscal fourth quarter due to the holiday season, which generally results in higher percentage rent income in the fourth quarter. Additionally, enclosed shopping centers achieve a substantial portion of their specialty (temporary retailer) rents during the holiday season. Thus, occupancy levels and revenue production are generally the highest in the fourth quarter of each year. Results of operations realized in any one quarter may not be indicative of the results likely to be experienced over the course of our fiscal year.
Environmental Matters
See Item 1A. "Risk Factors" for information concerning the potential effects of environmental regulations on our operations.
Intellectual Property
WPG L.P., by and through its affiliates, holds service marks registered with the United States Patent and Trademark Office, including the terms The Outlet Collection® (expiration date October 2023), as well as the names of certain of our properties such as Scottsdale Quarter® (expiration date November 2019) and Polaris Fashion Place® (expiration date July 2022), and other marketing terms, phrases, and materials it uses to promote its business, services, and properties. Additionally, WPG L.P. has filed a trademark application with the United States Patent and Trademark Office for the name "Washington Prime Group."
Employees
At December 31, 2016, we had approximately 940 employees, of which approximately 230 were part-time.
Headquarters
Our corporate headquarters are located at 180 East Broad Street, Columbus, Ohio 43215, and our telephone number is (614) 621-9000. We have an additional corporate office located at 111 Monument Circle, Indianapolis, Indiana 46204.
Available Information
WPG Inc. and WPG L.P. file this Annual Report on Form 10-K and other periodic reports and statements electronically with the Securities Exchange Commission ("SEC"). The SEC maintains an Internet site that contains reports, statements and proxy and information statements, and other information provided by issuers at www.sec.gov. WPG Inc.'s and WPG L.P.'s reports and statements, including amendments, are also available free of charge on its website, www.washingtonprime.com, as soon as reasonably practicable after such documents are filed with the SEC. The information contained on our website is not incorporated by reference into this report and such information should not be considered a part of this report. You may also read and copy any materials we file with the SEC at the SEC's public reference room at 100 F Street, N.E., Washington, DC 20549. You may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330.

Item 1A.    Risk Factors
The following risk factors, among others, could materially affect our business, financial condition, operating results or cash flows. These risk factors may describe situations beyond our control and you should carefully consider them. Additional risks and uncertainties not presently known to us or that are currently not believed to be material could also affect our actual results. We may update these risk factors in our future periodic reports, other filings, and public announcements.
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
Additionally, the computation of cost reimbursements from tenants for CAM, insurance and real estate taxes is complex and involves numerous judgments, including interpretation of lease terms and other tenant lease provisions, including those in leases that we assume in connection with property acquisitions. Unforeseen or underestimated expenses might cause us to collect less than our actual expenses. The amounts we calculate and bill could also be disputed by tenants or become the subject of a tenant audit or even litigation. There can be no assurance that we will collect all or substantially all of this amount.
Some of our properties depend on anchor stores or major tenants to attract shoppers and could be materially adversely affected by the loss of, or a store closure by, one or more of these anchor stores or major tenants.
Our community centers and enclosed retail properties are typically anchored by department stores and other large nationally or regionally recognized tenants. The value of some of our properties could be materially adversely affected if these department stores or major tenants fail to comply with their contractual obligations, seek concessions in order to continue operations, or cease their operations.

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
Additionally, department store or major tenant closures might result in decreased customer traffic, which could lead to decreased sales at our properties and adversely impact our ability to successfully execute our leasing strategy and objectives. If the sales of stores operating in our properties decline significantly due to the closing of anchor stores or other national retailers, adverse economic conditions, or other reasons, tenants might be unable to pay their minimum rents or expense recovery charges, which would likely negatively impact our financial results. In the event of any default by a tenant, whether a department store, national or regional retailer or otherwise, we might not be able to fully recover, and/or experience delays and costs in enforcing our rights as landlord to recover, amounts due to us under the terms of our agreements with such parties.
We face risks associated with the acquisition, development, re-development and expansion of properties, including risks of higher than projected costs, inability to obtain financing, inability to obtain required consents or approvals and inability to attract tenants at anticipated rates.
In the event we seek to acquire and develop new properties and expand and redevelop existing properties, we might not be successful in identifying or pursuing acquisition, development or re-development/expansion opportunities. Additionally, newly acquired properties (including those related to the Merger), developed, re-developed or expanded properties might not perform as well as expected. Other related risks we face include, without limitation, the following:

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

•
In some cases, we might need the consent of third parties, such as anchor tenants, mortgage lenders and joint venture partners to conduct acquisition, development, re-development or expansion activities, and those consents may be withheld, take an unexpected amount of time to be obtained, or be subject to the satisfaction of certain conditions.

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
Clauses in leases with certain tenants of our development or redevelopment properties frequently include inducements, such as reduced rent and tenant allowance payments, which can reduce our rents and Funds From Operations ("FFO"). As a result, these development or redevelopment properties are more likely to achieve lower returns during their stabilization periods than our previous development or redevelopment properties.
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
Our properties compete with other retail properties and other forms of retail, such as catalogs and e-commerce websites. Competition could also come from community centers, outlet centers, lifestyle centers, and enclosed retail properties, and both existing and future development projects. The presence of competitive alternatives might adversely impact the success of our existing properties, our ability to lease space and the rental rates we can obtain. We also compete with other retail property developers to acquire prime development sites. Additionally, we compete with other retail property companies for tenants and qualified management. If we are unable to successfully compete, our business, results of operations and financial condition could be materially adversely affected.
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
Our management team includes experienced members formerly employed by SPG who worked on SPG’s mall platform and community center management team and who have a detailed understanding of our community center properties, experienced members of GRT’s former management team, and certain other key individuals. A large part of our success depends on the leadership and performance of our executive management team. If we unexpectedly lose the services of these individuals, we might not be able to successfully manage our business or achieve our business objectives. Additionally, we continue to actively recruit management and other professional talent within the real estate and retail industries necessary to manage our properties to optimal performance. If we are not able to successfully recruit such personnel or cannot do so readily, this may adversely impact our ability to manage our business, achieve our financial goals, or meet our strategic and operational objectives.
We have limited control with respect to some properties that are partially owned or managed by third parties, which could adversely affect our ability to sell or refinance or otherwise take actions concerning these properties that would be in the best interests of WPG Inc.'s shareholders.
We may continue to co-invest with third parties through partnerships, joint ventures, or other entities, including without limitation by acquiring controlling or non-controlling interests in, or sharing responsibility for, managing the affairs of a property, partnership, joint venture or other entity. We do not have sole decision-making authority regarding the six properties that we currently hold through joint ventures with third parties at December 31, 2016.

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
Such investments also have the potential risk of creating impasses on decisions, such as a sale or financing, because neither we nor our partner or co-venturer would have full control over the partnership or joint venture. Disputes between us and partners or co-venturers might result in litigation or arbitration that could increase our expenses and prevent our officers and/or directors from focusing their time and efforts on our business. Consequently, actions by, or disputes with, partners or co-venturers might result in subjecting properties owned by the partnership or joint venture to additional risk. Additionally, we risk the possibility of being liable for the actions of our third-party partners or co-venturers.
Our revenues are dependent on the level of revenues realized by our tenants, and a decline in their revenues could materially adversely affect our business, results of operations and financial condition.
We are subject to various risks that affect the retail environment generally, including levels of consumer spending, seasonality, changes in economic conditions, unemployment rates, an increase in the use of the Internet by retailers and consumers, and natural disasters. Additionally, levels of consumer spending could be adversely affected by, for example, increases in consumer savings rates, increases in tax rates, reduced levels of income growth, interest rate increases, and other declines in consumer net worth and a strengthening of the U.S. dollar as compared to non-U.S. currencies.
As a result of these and other economic and market-based factors, our tenants might be unable to pay their existing minimum rents or expense recovery charges due. Because substantially all of our income is derived from rentals of commercial real property, our income and cash flow would be adversely affected if a significant number of tenants are unable to meet their obligations or their revenues decline, especially if they were tenants with a significant number of locations within our portfolio. Additionally, a decrease in retail demand could make it difficult for us to renew or re-lease our properties at lease rates equal to or above historical rates.
Store closures and/or bankruptcy filings by tenants could occur during the course of our operations. We continually seek to re-lease vacant spaces resulting from tenant terminations. Large scale store closings or the bankruptcy of a tenant, particularly an anchor tenant, might make it more difficult to lease the remainder of a particular property or properties. Furthermore, certain of our tenants, including anchor tenants, hold the right under their lease(s) to terminate their lease(s) or reduce their rental rate if certain occupancy conditions are not met, if certain anchor tenants close, if certain sales levels (sales kick-out provisions) or profit margins are not achieved, or if an exclusive use provision is violated, which all could be triggered in the event of one or more tenant bankruptcies. Future tenant bankruptcies, especially by anchor tenants, could adversely affect our properties or impact our ability to successfully execute our re-leasing strategy, as well as adversely impacting our ability to achieve the operational and strategic objectives.
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
An environment of rising interest rates could lead holders of our common shares to seek higher yields through other investments, which could adversely affect the market price of our common shares. One of the factors that may influence the price of our common shares in public markets is the annual distribution rate we pay as compared with the yields on alternative investments. Additionally, increases in market interest rates could result in increased borrowing costs for us, which may adversely affect our cash flow and the amounts available for distributions to our shareholders.
We have significant indebtedness, which could adversely affect our business, including decreasing our business flexibility and increasing our interest expense.
The consolidated indebtedness of our business as of December 31, 2016 was approximately $3.5 billion. We have and will continue to incur various costs and expenses associated with our transactions and executing our operational and fiscal strategy. Our increased levels of indebtedness could also reduce access to capital and increase borrowing costs generally, thereby reducing funds available for working capital, capital expenditures, tenant improvements, acquisitions and other general corporate purposes and may create competitive disadvantages for us relative to other companies with lower debt levels. If we do not achieve our operational and growth goals or if the financial performance of the Company does not meet current expectations, then our ability to service our indebtedness may be adversely impacted. Lastly, if interest rates increase, the cost of capital and expenses of debt service requirements relating to our variable rate debt, which constitutes 24.3% of our consolidated indebtedness as of December 31, 2016, would increase which could adversely affect our cash flows.
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
If we fail to make required payments in respect of our debt, (i) we will be in default thereunder and, as a result, the related debt holders and lenders, and potentially other debt holders and lenders, could declare all outstanding principal and interest to be due and payable, (ii) the lenders under the Facility could terminate their commitments to loan money to us, (iii) our secured lenders could foreclose against the assets securing the related debt, (iv) could result in cross defaults on other financing obligations or defaults in other transactional arrangements we have; and (v) we could be forced into bankruptcy or liquidation.
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
The agreements that govern our indebtedness contain various covenants that impose restrictions on us and certain of our subsidiaries that might affect our or their ability to operate.
We have a variety of unsecured debt, including the Facility and New Term Loans, the WPG L.P. notes, and secured property-level debt. The agreements that govern such indebtedness contain various affirmative and negative covenants that could, subject to certain significant exceptions, restrict the ability of us and certain of our subsidiaries to, among other things, have liens on property, incur additional indebtedness, make loans, advances or other investments, make non-ordinary course asset sales, and/or merge or consolidate with any other entity or sell or convey certain assets to any one person or entity. Additionally, some of the agreements that govern the debt financing contain financial covenants that require us to maintain certain financial ratios. Our ability and the ability of our subsidiaries to comply with these provisions might be affected by events beyond our control. Failure to comply with these covenants could result in an event of default, which, if not cured or waived, could accelerate our repayment obligations.
If we cannot obtain additional capital, our growth might be limited.
In order to qualify and maintain our qualification as a REIT each year, we are required to distribute at least 90% of our REIT taxable income, excluding net capital gains, to our shareholders. As a result, our retained earnings available to fund acquisitions, development, or other capital expenditures are nominal, and we rely upon the availability of additional debt or equity capital to fund these activities. Our long-term ability to grow through acquisitions, development, or strategic partnerships which is an important component of our strategy, will be limited if we cannot obtain additional debt financing or equity capital. Market conditions might make it difficult to obtain debt financing or raise equity capital, and we cannot be certain that we will be able to obtain additional debt or equity financing or that we will be able to obtain such capital on favorable terms.
Adverse changes in any credit rating might affect our borrowing capacity and borrowing terms.
Our outstanding debt is periodically rated by nationally recognized credit rating agencies. Our credit ratings impact the cost and availability of future borrowings and, accordingly, our cost of capital. Our ratings reflect each rating organization's opinion of our financial strength, operating performance and ability to meet debt obligations. We currently have investment grade credit ratings. Although we currently hold this rating, we have in the past been subject to downgrades. There can be no assurance that we will achieve a particular rating or maintain a particular rating in the future.
We may enter into hedging interest rate protection arrangements that might not effectively limit our interest rate risk.
We may seek to selectively manage any exposure that we might have to interest rate risk through interest rate protection agreements geared toward effectively fixing or capping a portion of our variable-rate debt. Additionally, we may refinance fixed-rate debt at times when we believe rates and terms are appropriate. Any such efforts to manage these exposures might not be successful.
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
Lastly, in connection with certain mortgages on our properties, our affiliate, Washington Prime Property, L.P., singly, or together with WPG L.P. and certain other affiliates, have executed environmental indemnification agreements to indemnify the respective lenders for those loans against losses or costs to remediate damage to the mortgaged property caused by the presence or release of hazardous materials.
We are subject to various regulatory requirements, and any changes in such requirements could have a material adverse effect on our business, results of operations and financial condition.
The laws, regulations and policies governing our business, or the regulatory or enforcement environment at the national level or in any of the states in which we operate, might change at any time and could have a material adverse effect on our business. For example, the Patient Protection and Affordable Care Act of 2010, as it is phased-in over time, might significantly impact our cost of providing employees with health care insurance. Similarly, its repeal could result in unanticipated administrative costs, disruptions and business inefficiencies that could adversely impact our business and fiscal results. We are unable to predict how this, or any other future legislative or regulatory proposals or programs, will be administered or implemented, or whether any additional or similar changes to statutes or regulations, including the interpretation or implementation thereof, will occur in the future. Additionally, changes in tax laws might have a significant impact on our operating results. For more information regarding the impact of changing tax laws on our operating results, please refer to the risk factors section titled "Risks Related to Our Status as a REIT."
Also, we may be required to expend significant sums of money to comply with the Americans with Disabilities Act of 1990, as amended (“ADA”), and other federal, state, and local laws in order for our properties and facilities to meet requirements related to access and use by physically challenged persons. Additionally, unanticipated costs and expenses may be incurred in connection with defending lawsuits relating to ADA compliance not covered by our liability insurance.
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
We maintain insurance coverage with financially-sound insurers for property, third-party liability, terrorism, workers compensation, and rental loss insurance on all of our properties. However, certain catastrophic perils are subject to large deductibles that may cause an adverse impact on our operating results. Additionally, there are some types of losses, including lease and other contract claims, that generally are not insured. If an uninsured loss or a loss in excess of insured limits occurs, or a loss for which there is a large deductible occurs, we could lose all or a portion of the capital we have invested in a property, as well as the anticipated future revenue it could generate.
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
We face possible risks associated with climate change.
We cannot determine with certainty whether global warming or cooling is occurring and, if so, at what rate. To the extent climate change causes changes in weather patterns, our properties in certain markets and regions could experience increases in storm intensity and rising sea-levels. Over time, these conditions could result in volatile or decreased demand for retail space at certain of our properties or, in extreme cases, our inability to operate the properties at all. Climate change may also have indirect effects on our business by increasing the cost of (or making unavailable) insurance on favorable terms and increasing the cost of energy and snow removal at our properties. Moreover, compliance with new laws or regulations related to climate change, including compliance with "green" building codes, may require us to make improvements to our existing properties or increase taxes and fees assessed on us or our properties. At this time, there can be no assurance that climate change will not have a material adverse effect on us.
Some of our properties are subject to potential natural or other disasters.
A number of our properties are located in Florida, California, Texas, and Hawaii or in other areas with a higher risk of natural disasters such as earthquakes, tornadoes, hurricanes, or tsunamis. The occurrence of natural disasters can adversely impact operations, redevelopment, or development at our centers and projects, increase investment costs to repair or replace damaged properties, increase future property insurance costs, and negatively impact the tenant demand for lease space. Additionally, some of our properties are located in coastal regions, and would therefore be affected by any future increases in sea levels. If insurance is unavailable to us or is unavailable on acceptable terms, or our insurance is not adequate to cover losses from these events, our financial condition and results of operations could be adversely affected.
Our due diligence review of acquisition opportunities or other transactions might not identify all pertinent risks, which could materially affect our business, financial condition, liquidity and results of operations.
Although we intend to conduct due diligence with respect to each acquisition opportunity or other transaction that we pursue, it is possible that our due diligence processes will not or did not uncover all relevant facts, particularly with respect to any assets we acquire from unaffiliated third parties. In some cases, we might be given limited access to information about the investment and will rely on information provided by the target of the investment. Additionally, if opportunities are scarce, the process for selecting bidders is competitive, or the time frame in which we are required to complete diligence is short, our ability to conduct a due diligence investigation might be limited, and we would be required to make investment decisions based upon a less thorough diligence process than would otherwise be the case. Accordingly, investments and other transactions that initially appear to be viable may prove to not be so over time, due to the limitations of the due diligence process or other factors.
Management and administrative services provided by unaffiliated persons or entities to one or more of the WPG Legacy Properties between May 28, 2014 and March 31, 2016 (the “Service Period”) may have been provided in such a manner that requires personnel of WPG (or any affiliate) to address issues, problems, or disputes that arose during the Service Period and were not addressed resulting in our expenditure of time, capital and resources to address such matters to a degree that could materially affect our business, financial condition, liquidity or results of operations.
We depended on unaffiliated persons or entities to provide certain services in connection with their operation and management of the WPG Legacy Properties during the Service Period. These services included, but were not limited to, promoting the respective property through advertisements, leasing the WPG Legacy Properties, billing tenants for rent and all other charges, paying the salaries of persons responsible for management of the WPG Legacy Properties, making such infrastructure repairs as approved in the fiscal budget for the WPG Legacy Properties, maintenance and payment of any taxes or fees. In the event there were isolated or perhaps even systemic instances of the aforementioned services being provided in a manner inconsistent with WPG’s current business practices, philosophy or standards due to the inattention, underperformance, mismanagement, or deficit service, WPG personnel would, upon assuming management and operational control of the WPG Legacy Properties, which we did by March 31, 2016, have to address one or more issues, problems, or disputes that arose during the Service Period and were not addressed resulting in our expenditure of time, capital and resources to resolve such matters to a degree that could materially affect our business, financial condition, liquidity and results of operations as well as the optimal operation of one or more of the WPG Legacy Properties.
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

•
Decisions on whether, when and in what amounts to make any future distributions will remain at all times entirely at the discretion of WPG Inc.'s Board of Directors, which reserves the right to change dividend practices at any time and for any reason;

•	We may desire to retain cash to maintain or improve our credit ratings or to address costs related to implementing our growth strategy or executing on our operational strategy; and

•
The ability of our subsidiaries to make distributions to us may be subject to restrictions imposed by law, regulation or the terms of any current or future indebtedness that these subsidiaries may incur.

Our shareholders/unitholders have no contractual or other legal right to distributions that have not been declared.
Risks associated with implementation of new information systems may interfere with our operations or ability to maintain adequate records.
We are continuing to implement new information systems as part of our growing business and problems with the design as well as the security or implementation of these new systems could interfere with our operations or ability to maintain adequate and secure records.
The occurrence of cyber incidents, a deficiency in our cyber security, or a data breach could negatively impact our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships, all of which could negatively impact our financial results.
A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity, or availability of our information resources. More specifically, a cyber-incident is an intentional attack or an unintentional event that can include gaining unauthorized access to systems to disrupt operations, corrupting data, or stealing confidential information. We rely upon information technology networks and systems, some of which are managed by third-parties, to process, transmit, and store electronic information, some of which may be confidential and/or proprietary, and to manage or support a variety of business processes and activities. As our reliance on technology has increased, so have the risks posed to our systems, both internal and those we have outsourced. Primary risks that could directly result from the occurrence of a cyber-incident include, but are not limited to, operational interruption, damage to our relationship with our tenants and other business partners, and private data exposure (including personally identifiable information, or proprietary and confidential information, of ours and our employees, as well as third parties). Any such incidents could result in legal claims or proceedings, liability or regulatory penalties under laws protecting the privacy of personal information, and reduce the benefits of our advanced technologies. We carry cyber liability insurance; however a loss could exceed the limits of the policy. We have implemented processes, procedures and controls to help mitigate these risks, but these measures, our increased awareness of a risk of a cyber-incident, and our insurance coverage, do not guarantee that our financial results will not be negatively impacted by such an incident.

Failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and WPG Inc.'s share price.
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the Dodd-Frank Act and are required to prepare our financial statements according to the rules and regulations required by the Securities and Exchange Commission (the "SEC"). Additionally, the Exchange Act requires that we file annual, quarterly and current reports. Our failure to prepare and disclose this information in a timely manner or to otherwise comply with applicable law could subject us to penalties under federal securities laws, expose us to lawsuits and restrict our ability to access financing.
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
Risks Related to the Separation from SPG
Potential indemnification liabilities to SPG pursuant to the Separation Agreement could materially adversely affect our operations.
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
Some WPG Inc. executive officers and members of senior management are persons who have been employees of SPG or one of its affiliates. Because of their former positions with SPG, some WPG Inc. executive officers and members of senior management own SPG common stock or other equity awards. Since the separation, some WPG Inc. executive officers and members of senior management continue to have a financial interest in SPG common stock. Continued ownership of SPG common stock could create, or appear to create, potential conflicts of interest.
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
The historical information about us in this Form 10-K prior to May 28, 2014 is derived from the historical accounting records of SPG and refers to our business as operated by and integrated with SPG. Some of our historical financial information included in this annual report is derived from the consolidated financial statements and accounting records of SPG. Accordingly, the historical and financial information does not necessarily reflect the financial condition, results of operations or cash flows that we would have achieved as a separate, publicly traded company during the periods presented or those that we will achieve in the future. Factors which could cause our results to differ from those reflected in such historical financial information and which may adversely impact our ability to receive similar results in the future include, but are not limited to, the following:

•
Prior to the separation, a portion of our current business had been operated by SPG as part of its broader corporate organization, rather than as an independent, stand-alone company. SPG or one of its affiliates performed various corporate functions for us, such as accounting, property management, information technology, legal, and finance. Following the separation, SPG provided some of these functions to us. Our historical financial results for periods prior to the separation from SPG reflect allocations of corporate expenses from SPG for such functions and are likely to be less than the expenses we would have incurred had we operated as a separate, publicly traded company. We have and will continue to make significant investments to replicate or outsource from other providers certain facilities, systems, infrastructure, and personnel to which we no longer have access after our separation from SPG. Developing our ability to operate without access to SPG's current operational and administrative infrastructure has been challenging;

•
During the time our business was integrated with the other businesses of SPG, we were able to use SPG's size and purchasing power in procuring various goods and services and shared economies of scope and scale in costs, employees, vendor relationships and customer relationships. For example, we were historically able to take advantage of SPG's purchasing power in technology and services, including information technology, marketing, insurance, treasury services, property support and the procurement of goods. We entered into certain transition and other separation-related agreements with SPG, however these agreements have either expired or been terminated and we may not continue to fully capture the benefits we enjoyed as a result of being integrated with SPG and might result in us paying higher charges than in the past for these services. As a separate, independent company, we may be unable to on a consistent, sustainable and long-term basis obtain goods and services at the prices and terms obtained prior to the separation, which could decrease our overall profitability. As a separate, independent company, we may also not be as successful on a consistent, sustainable and long-term basis in negotiating favorable tax treatments and credits with governmental entities. Likewise, it may be more difficult for us to attract and retain desired tenants on a consistent, sustainable and long-term basis. This could have an adverse effect on our business, results of operations and financial condition following the completion of the separation;

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
Dividends paid by REITs do not qualify for the reduced tax rates available for some dividends.
Dividends paid by certain non-REIT corporations to their shareholders that are individuals, trusts and estates are generally taxed at reduced tax rates. Dividends payable by REITs, however, generally are not eligible for the reduced rates. The more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the shares of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including WPG Inc.'s common shares.
Qualifying as a REIT involves highly technical and complex provisions of the Code.
Qualifying as a REIT involves the application of highly technical and complex provisions of the Code for which only limited judicial and administrative authorities exist. Even a technical or inadvertent violation could jeopardize WPG Inc.'s REIT qualification. WPG Inc.'s qualification as a REIT will depend on WPG Inc.'s satisfaction of certain asset, income, organizational, distribution, shareholder ownership and other requirements on a continuing basis. Compliance with these requirements must be carefully monitored on a continuing basis, and there can be no assurance that WPG Inc.'s personnel responsible for doing so will be able to successfully monitor WPG Inc.'s compliance, despite clauses in the property management agreements requiring such monitoring. Additionally, WPG Inc.'s ability to satisfy the requirements to qualify to be taxed as a REIT might depend, in part, on the actions of third parties over which we have either no control or only limited influence.
Monitoring REIT qualification for both WPG Inc. as well as the separate individual REITs within joint venture arrangements adds compliance complexity.
REIT compliance is required to be tested for WPG Inc. as well as any subsidiary REIT within our structure. Each REIT’s compliance is tested and determined separately. Therefore the subsidiary REITs have a lower materiality threshold. If one of the subsidiary REITs failed to be REIT compliant it may impact the REIT status of WPG, Inc.
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
Legislative or regulatory action could adversely affect stockholders.
Future changes to tax laws may adversely affect the taxation of the REIT, its subsidiaries or its stockholders. These changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets. These potential changes could generally result in REITs having fewer tax advantages, and may lead REITs to determine that it would be more advantageous to elect to be taxed, for federal income tax purposes, as a corporation.

Not all states automatically conform to changes in the Internal Revenue Code. Some states use the legislative process to decide whether it is in their best interests to conform or not to various provisions of the Code. This could increase the complexity of our compliance efforts, increase compliance costs, and may subject us to additional taxes and audit risk.
WPG Inc.'s REIT distribution requirements could adversely affect our liquidity and our ability to execute our business plan.
In order for WPG Inc. to qualify to be taxed as a REIT, and assuming that certain other requirements are also satisfied, it generally must distribute at least 90% of its REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains, to its shareholders each year, so that U.S. federal corporate income tax does not apply to earnings that it distributes. To the extent that WPG Inc. satisfies this distribution requirement and qualifies for taxation as a REIT, but distributes less than 100% of its REIT taxable income, determined without regard to the dividends paid deduction and including any net capital gains, it will be subject to U.S. federal corporate income tax on its undistributed net taxable income. Additionally, WPG Inc. will be subject to a 4% nondeductible excise tax if the actual amount that it distributes to its shareholders in a calendar year is less than a minimum amount specified under U.S. federal income tax laws. WPG Inc. intends to make distributions to its shareholders to comply with the REIT requirements of the Code.
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
Even if WPG Inc. remains qualified for taxation as a REIT, it could be subject to certain U.S. federal, state and local taxes on its income and assets, including taxes on any undistributed income and state or local income, property and transfer taxes. For example, in order to meet the REIT qualification requirements, WPG Inc. may hold some of its assets or conduct certain of its activities through one or more taxable REIT subsidiaries ("TRSs") or other subsidiary corporations that will be subject to federal, state and local corporate-level income taxes as regular C corporations. Additionally, WPG Inc. might incur a 100% excise tax on transactions with a TRS if they are not conducted on an arm's-length basis. Any of these taxes would decrease cash available for distribution to WPG Inc.'s shareholders.
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
Additionally, in general, no more than 5% of the value of WPG Inc.'s total assets (other than government securities, qualified real estate assets and securities issued by a TRS) can consist of the securities of any one issuer, and no more than 25% (20% as of January 1, 2018) of the value of our total assets can be represented by securities of one or more TRSs. If WPG Inc. fails to comply with these requirements at the end of any calendar quarter, it must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing its REIT qualification and suffering adverse tax consequences. As a result, we might be required to liquidate or forego otherwise attractive investments. These actions could have the effect of reducing WPG Inc.'s income and amounts available for distribution to its shareholders.
In addition to the asset tests set forth above, to qualify to be taxed as a REIT, WPG Inc. must continually satisfy tests concerning, among other things, the sources of its income, the amounts it distributes to its shareholders and the ownership of its shares. We might be unable to pursue investments that would be otherwise advantageous to us in order to satisfy the source-of-

income or asset-diversification requirements of WPG Inc. for qualifying as a REIT. Thus, compliance with WPG Inc.'s REIT requirements may hinder our ability to make certain attractive investments.
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
As a result of these rules, we might be required to limit our use of advantageous hedging techniques or implement those hedges through a total return swap. This could increase the cost of our hedging activities because the total return swap may be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. Additionally, losses in the total return swap will generally not provide any tax benefit, except that such losses could theoretically be carried back or forward against WPG Inc.'s past or future taxable income in the total return swap.
The share ownership limit imposed by the Code for REITs, and WPG Inc.'s amended and restated articles of incorporation, may inhibit market activity in WPG Inc.'s shares and restrict our business combination opportunities.
In order for WPG Inc. to maintain its qualification as a REIT under the Code, not more than 50% in value of its outstanding shares may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) at any time during the last half of each taxable year after its first taxable year. WPG Inc.'s amended and restated articles of incorporation, with certain exceptions, authorize its Board of Directors to take the actions that are necessary and desirable to preserve its qualification as a REIT. Unless exempted by WPG Inc.'s Board of Directors, no person may own more than 8%, or 18% in the case of certain family members and other related persons of Mr. David Simon, the current Chairman and CEO of SPG and former member of our Board of Directors, of any class of WPG Inc.'s capital stock or any combination thereof, determined by the number of shares outstanding, voting power or value (as determined by WPG Inc.'s Board of Directors), whichever produces the smallest holding of capital stock under the three methods, computed with regard to all outstanding shares of capital stock and, to the extent provided by the Code, all shares of WPG Inc.'s capital stock issuable under outstanding options and exchange rights that have not been exercised. WPG Inc.'s Board of Directors may grant an exemption in its sole discretion, subject to such conditions, representations and undertakings as it may determine in its sole discretion. These ownership limits could delay or prevent a transaction or a change in control that might involve a premium price for WPG Inc.'s common shares or otherwise be in the best interest of WPG Inc.'s shareholders.
Risks Related to Our Common and Preferred Shares/Units
We cannot guarantee the timing, amount, or payment of distributions on our common shares/units.
Although we expect to pay regular cash distributions, the timing, declaration, amount and payment of future distributions to shareholders will fall within the discretion of our Board of Directors. Our Board of Directors' decisions regarding the payment of distributions will depend on many factors, such as our financial condition, earnings, capital requirements, debt service obligations, limitations under our financing arrangements, industry practice, legal requirements, regulatory constraints, and other factors that it deems relevant. Our ability to pay distributions will depend on our ongoing ability to generate cash from operations and access capital markets. We cannot guarantee that we will pay a distribution in the future or continue to pay any distribution if we commence paying distributions. For more information, please refer to the risk factor titled "We cannot assure you that we will be able to continue paying distributions at the current rate."

The market value or trading price of our preferred and Common Shares could decrease based upon uncertainty in the marketplace and market perception.
The market price of our common and preferred shares may fluctuate widely as a result of a number of factors, many of which are outside our control or influence. Additionally, the stock market is subject to fluctuations in share prices and trading volumes that affect the market prices of the shares of many companies. These broad market fluctuations have adversely affected and may continue to adversely affect the market price of our common and preferred shares. Among the factors that could adversely affect the market price of our common and preferred shares are:

•	actual or anticipated quarterly fluctuations in our operating results and financial condition;

•
changes in our FFO, revenue, or earnings estimates or publication of research reports and recommendations by financial analysts or actions taken by rating agencies with respect to our securities or those of other REITs;

•	negative speculation or information in the media or investment community;

•	any changes in our distribution or dividend policy;

•	any sale or disposal of properties within our portfolio;

•	any future issuances of equity securities;

•	increases in leverage, mortgage debt financing, or outstanding borrowings;

•	strategic actions by our Company or our competitors, such as acquisitions, joint ventures, or restructurings;

•	general market conditions and, in particular, developments related to market conditions for the real estate industry;

•	proposed or adopted regulatory or legislative changes or developments; or

•	anticipated or pending investigations, proceedings, or litigation that involves or affect us.
WPG Inc.'s cash available for distribution to shareholders might be insufficient to pay distributions at any particular levels or in amounts sufficient in order for WPG Inc. to maintain its REIT qualification, which could require us to borrow funds in order to make such distributions.
As a REIT, WPG Inc. is required to distribute at least 90% of its REIT taxable income each year, excluding net capital gains, to its shareholders. WPG Inc. intends to make regular quarterly distributions whereby it expects to distribute at least 100% of its REIT taxable income to its shareholders out of assets legally available thereof. Based on the amount of its REIT taxable income for the year ended December 31, 2016, WPG Inc.'s annual dividend of $1.00 per share satisfied this requirement. However, WPG Inc.'s ability to make distributions could be adversely affected by various factors, many of which are not within its control. For example, in the event of downturns in its financial condition or operating results, economic conditions or otherwise, WPG Inc. might be unable to declare or pay distributions to its shareholders to the extent required to maintain its REIT qualification. WPG Inc. might be required either to fund distributions from borrowings under the Revolver or to reduce its distributions. If we borrow to fund WPG Inc.'s distributions, our interest costs could increase, thereby reducing our earnings and cash available for distribution from what they otherwise would have been.
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
In addition, WPG Inc.'s amended and restated articles of incorporation authorize WPG Inc. to issue, without the approval of its shareholders, one or more additional classes or series of preferred shares having such designation, powers, preferences and relative, participating, optional and other special rights, including preferences over our common shares respecting dividends and distributions, as WPG Inc.'s Board of Directors generally may determine. The terms of one or more such classes or series of preferred shares could dilute the voting power or reduce the value of WPG Inc.'s common shares. For example, WPG Inc. could grant the holders of preferred shares the right to elect some number of WPG Inc. directors in all events or on the occurrence of specified events, or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences we could assign to holders of preferred shares could affect the residual value of the common shares.
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
Several of the agreements that we entered into with SPG in connection with the separation require SPG's consent to any assignment by us of our rights and obligations under the agreements, but these agreements generally expire within two years of May 28, 2014, except for certain agreements that will continue for longer terms. The consent and termination rights set forth in these agreements might discourage, delay or prevent a change of control that you may consider favorable.
In addition, an acquisition or further issuance of WPG Inc.'s common shares could trigger the application of Section 355(e) of the Code. Under the tax related agreement(s) we had with SPG following the separation, we would be required to indemnify SPG for any resulting taxes and related amounts, and this indemnity obligation might discourage, delay or prevent a change of control that you may consider favorable.

WPG Inc.'s substantial shareholders may exert influence over our company that may be adverse to our best interests and those of WPG Inc.'s other shareholders.
Following the separation and distribution, we expect that a substantial portion of WPG Inc.'s outstanding common shares will be held by a relatively small group of shareholders. This concentration of ownership may make some transactions more difficult or impossible without the support of some or all of these shareholders. For example, the concentration of ownership held by the substantial shareholders, even if they are not acting in a coordinated manner, could allow them to influence our policies and strategy and could delay, defer or prevent a change of control or impede a merger, takeover or other business combination that may otherwise be favorable to us and our other shareholders. Additionally, the interests of any of WPG Inc.'s substantial shareholders, or any of their respective affiliates, could conflict with or differ from the interests of WPG Inc.'s other shareholders or the other substantial shareholders. A substantial shareholder or affiliate thereof may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us.
Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
As of December 31, 2016, our portfolio of properties consisted of material interests in 114 properties totaling approximately 63 million square feet of gross leasable area. We also own parcels of land which can be used for either the development of new shopping centers or the expansion of existing properties. While most of these properties are wholly owned by us, several are less than wholly owned through joint ventures and other arrangements with third parties, which is common in the real estate industry. As of December 31, 2016, our properties had an ending occupancy rate of 93.5% (based on the measures described in note (2) to the table that follows).
Our properties are leased to a variety of tenants across the retail spectrum including anchor stores, big-box tenants, national inline tenants, sit-down restaurants, movie theatres, and regional and local retailers. As of December 31, 2016, selected anchors and tenants include Macy's, Inc., Dillard's, Inc., J.C. Penney Co., Inc., Sears Holdings Corporation, Target Corporation, The Bon-Ton Stores, Inc., Kohl's Corporation, Dick's Sporting Goods, Best Buy Co., Inc., Bed Bath & Beyond Inc. and TJX Companies, Inc. With respect to all tenants in our portfolio, no single tenant was responsible for more than 3.2% of our total base minimum rental revenues for the year ended December 31, 2016. Further, no single property accounted for more than 4.2%, of our total base minimum rental revenues for the year ended December 31, 2016. Finally, as of December 31, 2016, no more than 12.7% of our total gross annual base minimum rental revenues was derived from leases that expire in any single calendar year. Capitalized terms not defined in this Item 2 shall have the definition ascribed to these terms in Item 1 of this Form 10-K.
The following table summarizes certain data for our portfolio of properties as of December 31, 2016:
Property Information
As of December 31, 2016

Property Name	State	City (Major Metropolitan Area)	Ownership Interest (Expiration if Lease)	Financial Interest (1)	Year Acquired or Built	Occupancy (%)(2)	Total Center SF	Anchors
Enclosed Retail Properties
Anderson Mall	SC	Anderson	Fee	100.0%	Built 1972	78.6%	670,031	Belk, Books-A-Million, Dillard's, JCPenney, Sears
Arbor Hills	MI	Ann Arbor	Fee	95.3%	Acquired 2015	96.3%	87,395	N/A
Arboretum, The	TX	Austin	Fee	100.0%	Acquired 1998	87.5%	199,510	Barnes & Noble, Cheesecake Factory, Pottery Barn
Ashland Town Center	KY	Ashland	Fee	100.0%	Acquired 2015	99.4%	433,769	Belk, Belk Home Store, JCPenney, T.J. Maxx
Bowie Town Center	MD	Bowie (Wash, D.C.)	Fee	100.0%	Built 2001	97.4%	571,832	Barnes & Noble, Best Buy, L.A. Fitness, Macy's, Off Broadway Shoes, Sears(14)

Property Name	State	City (Major Metropolitan Area)	Ownership Interest (Expiration if Lease)	Financial Interest (1)	Year Acquired or Built	Occupancy (%)(2)	Total Center SF	Anchors
Boynton Beach Mall	FL	Boynton Beach (Miami)	Fee	100.0%	Acquired 1996	91.2%	1,101,994	Cinemark Theatres, Dillard's, JCPenney, Macy's, Sears, You Fit Health Clubs
Brunswick Square	NJ	East Brunswick (New York)	Fee	100.0%	Acquired 1996	98.0%	759,537	Barnes & Noble, JCPenney, Macy's, Starplex Luxury Cinema
Charlottesville Fashion Square	VA	Charlottesville	Ground Lease (2076)	100.0%	Acquired 1997	87.0%	578,093	Belk(8), JCPenney, Sears
Chautauqua Mall	NY	Lakewood	Fee	100.0%	Acquired 1996	93.0%	427,826	Bon Ton, JCPenney, Office Max, Sears
Chesapeake Square Theater	VA	Chesapeake (VA Beach)	Fee	100.0%	Acquired 1996	100.0%	42,248	Cinemark Theatres
Clay Terrace	IN	Carmel (Indianapolis)	Fee	100.0%	Acquired 2014	89.5%	576,294	Dick's Sporting Goods, DSW, Pier 1, St. Vincent's Sports Performance, Whole Foods
Colonial Park Mall	PA	Harrisburg	Fee	100.0%	Acquired 2015	90.6%	738,966	Bon-Ton, Boscov's, Sears
Cottonwood Mall	NM	Albuquerque	Fee	100.0%	Built 1996	95.6%	1,051,318	Conn's Electronic & Appliance, Dillard's, JCPenney, Macy's (9), Regal Cinema, Sears
Dayton Mall	OH	Dayton	Fee	100.0%	Acquired 2015	99.7%	1,442,979	Dick's Sporting Goods, DSW, Elder-Beerman, H.H. Gregg, JCPenney, Macy's, Sears(14)
Edison Mall	FL	Fort Myers	Fee	100.0%	Acquired 1997	90.5%	1,055,036	Books-A-Million, Dillard's, JCPenney, Macy's(8), Sears(14)
Grand Central Mall	WV	Parkersburg	Fee	100.0%	Acquired 2015	88.7%	848,240	Belk, Dunham's Sports, Elder-Beerman, JCPenney, Regal Cinemas, Sears
Great Lakes Mall	OH	Mentor (Cleveland)	Fee	100.0%	Acquired 1996	92.3%	1,287,748	Atlas Cinema Stadium 16, Barnes & Noble, Dick's Sporting Goods, Dillard's(8), JCPenney, Macy's, Sears(14)
Gulf View Square (3)	FL	Port Richey (Tampa)	Fee	100.0%	Acquired 1996	92.1%	756,098	Best Buy, Dillard's, Macy's, Sears, T.J. Maxx, World of Décor
Indian Mound Mall	OH	Newark	Fee	100.0%	Acquired 2015	91.2%	556,574	AMC Theaters, Dick's Sporting Goods, Elder-Beerman, JCPenney, Sears
Irving Mall	TX	Irving (Dallas)	Fee	100.0%	Built 1971	99.1%	1,052,170	AMC Theatres, Dillard's, Burlington Coat Factory, Fitness Connection, La Vida Fashion and Home Décor, Macy's, Sears(14), Shoppers World
Jefferson Valley Mall	NY	Yorktown Heights (New York)	Fee	100.0%	Built 1983	82.7%	570,795	Dick's Sporting Goods, Macy's, Sears(14)
Lima Mall	OH	Lima	Fee	100.0%	Acquired 1996	97.6%	742,867	JCPenney, Macy's, MC Sporting Goods, Sears
Lincolnwood Town Center	IL	Lincolnwood (Chicago)	Fee	100.0%	Built 1990	97.5%	422,994	Kohl's, Carson's
Lindale Mall	IA	Cedar Rapids	Fee	100.0%	Acquired 1998	98.8%	728,321	Sears(14), Von Maur, Younkers

Property Name	State	City (Major Metropolitan Area)	Ownership Interest (Expiration if Lease)	Financial Interest (1)	Year Acquired or Built	Occupancy (%)(2)	Total Center SF	Anchors
Longview Mall	TX	Longview	Fee	100.0%	Built 1978	95.6%	641,559	Bealls, Dick's Sporting Goods, Dillard's, JCPenney, L'Patricia, Sears
Malibu Lumber Yard	CA	Malibu	Ground Lease (2047)	100.0%	Acquired 2015	75.4%	31,495	N/A
Mall at Fairfield Commons, The	OH	Beavercreek	Fee	100.0%	Acquired 2015	97.4%	1,028,695	Dick's Sporting Goods, Elder-Beerman, JCPenney, Macy's, Sears
Mall at Johnson City, The	TN	Johnson City	Fee	51.0%	Acquired 2015	99.4%	568,310	Belk for Her, Belk Home Store, Dick's Sporting Goods, JCPenney, Sears
Maplewood Mall	MN	St. Paul (Minneapolis)	Fee	100.0%	Acquired 2002	85.3%	906,096	Barnes & Noble, JCPenney, Kohl's, Macy's, Sears(14)
Markland Mall	IN	Kokomo	Ground Lease (2041)	100.0%	Built 1968	90.7%	417,978	Carson's, MC Sporting Goods, Sears(9), Target
Melbourne Square	FL	Melbourne	Fee	100.0%	Acquired 1996	88.1%	723,765	Dick's Sporting Goods, Dillard's(8), JCPenney, L.A. Fitness, Macy's
Mesa Mall(12)	CO	Grand Junction	Fee	100.0%	Acquired 1998	94.8%	873,467	Cabela's, Herberger's, JCPenney, Jo-Ann Fabrics, Sears, Target
Morgantown Mall	WV	Morgantown	Fee	100.0%	Acquired 2015	93.0%	556,036	Belk, Carmike Cinemas, Elder-Beerman, JCPenney, Sears
Muncie Mall	IN	Muncie	Fee	100.0%	Built 1970	94.3%	641,804	Carson's, JCPenney, Macy's, Sears
New Towne Mall	OH	New Philadelphia	Fee	100.0%	Acquired 2015	94.6%	494,640	Elder-Beerman, JCPenney, Jo-Ann Fabrics, Kohl's, Marshalls, Dick's Sporting Goods, Super Fitness Center
Northtown Mall	MN	Blaine	Fee	100.0%	Acquired 2015	95.5%	606,751	Becker Furniture, Best Buy, Burlington Coat Factory, Herberger's, Hobby Lobby, L.A. Fitness
Northwoods Mall	IL	Peoria	Fee	100.0%	Built 1983	96.1%	692,260	JCPenney, Macy's (5)(15), Sears
Oak Court Mall	TN	Memphis	Fee	100.0%	Acquired 1997	97.1%	846,570	Dillard's(8), Macy's
Oklahoma City Properties(11)	OK	Oklahoma City	Fee	99.0%	Acquired 2015	87.7%	281,389	Trader Joe's, Whole Foods
Orange Park Mall	FL	Orange Park (Jacksonville)	Fee	100.0%	Acquired 1994	98.7%	959,282	AMC Theatres, Belk, Dick's Sporting Goods, Dillard's, JCPenney, Sears
Outlet Collection® | Seattle, The	WA	Auburn (Seattle)	Fee	100.0%	Acquired 2015	97.0%	921,055	Bed Bath & Beyond, Burlington Coat Factory, L.A. Fitness, Marshall's, Nordstrom Rack, Sam's Club
Paddock Mall	FL	Ocala	Fee	100.0%	Acquired 1996	92.3%	548,709	Belk, JCPenney, Macy's, Sears(14)
Pearlridge Center	HI	Aiea	Fee and Ground Lease (2058)	51.0%	Acquired 2015	93.0%	1,137,492	INspiration, Longs Drug Store, Macy's, Pearlridge Mall Theaters, Sears

Property Name	State	City (Major Metropolitan Area)	Ownership Interest (Expiration if Lease)	Financial Interest (1)		Year Acquired or Built	Occupancy (%)(2)	Total Center SF	Anchors
Polaris Fashion Place®	OH	Columbus	Fee	51.0%		Acquired 2015	98.1%	1,571,322	Barnes & Noble, Dick's Sporting Goods, JCPenney, Macy's, Saks Fifth Avenue, Sears, Von Maur
Port Charlotte Town Center	FL	Port Charlotte	Fee	100.0%	(10)	Acquired 1996	87.7%	770,895	Bealls, Dillard's, DSW, JCPenney, Macy's, Regal Cinema, Sears
River Oaks Center (3)	IL	Calumet City (Chicago)	Fee	100.0%		Acquired 1997	88.8%	1,124,947	JCPenney, Macy's, Sears(7)
Rolling Oaks Mall	TX	San Antonio	Fee	100.0%		Built 1988	94.9%	881,382	Dillard's, JCPenney, Macy's, Sears
Rushmore Mall	SD	Rapid City	Fee	100.0%		Acquired 1998	83.1%	827,422	At Home, Carmike Cinemas, Herberger's, Hobby Lobby, JCPenney, Sears, Toys 'R Us
Scottsdale Quarter®	AZ	Scottsdale	Fee	51.0%		Acquired 2015	91.8%	713,626	H&M, iPic Theaters, Restoration Hardware, Starwood Hotels
Seminole Towne Center	FL	Sanford (Orlando)	Fee	22.4%		Built 1995	97.8%	1,110,030	Burlington Coat Factory, Dick's Sporting Goods, Dillard's, JCPenney, Macy's, Sears, United Artists Theatre
Southern Hills Mall(13)	IA	Sioux City	Fee	100.0%		Acquired 1998	—%	—	Barnes & Noble, Carmike Cinemas, Hy-Vee, JCPenney, Scheel's All Sports, Sears, Younkers
Southern Park Mall	OH	Youngstown	Fee	100.0%		Acquired 1996	81.9%	1,206,429	Cinemark Theatres, Dillard's, JCPenney, Macy's, Sears
Sunland Park Mall	TX	El Paso	Fee	100.0%		Built 1988	94.6%	927,703	Cinemark, Dillard's(8), Forever 21, Macy's(9), Sears
Town Center at Aurora	CO	Aurora (Denver)	Fee	100.0%		Acquired 1998	89.9%	1,081,035	Century Theatres, Dillard's, JCPenney, Macy's, Sears
Town Center Crossing & Plaza	KS	Leawood	Fee	51.0%		Acquired 2015	94.1%	672,373	Barnes & Noble, Crate & Barrel, Macy's
Towne West Square	KS	Wichita	Fee	100.0%		Built 1980	83.6%	943,715	Dick's Sporting Goods, Dillard's(8), JCPenney, The Movie Machine(5)
Valle Vista Mall	TX	Harlingen	Fee	100.0%		Built 1983	80.9%	650,623	Big Lots, Dillard's, Forever 21, JCPenney, Sears
Virginia Center Commons (3)	VA	Glen Allen	Fee	100.0%		Acquired 1996	60.5%	774,619	American Family Fitness, Burlington Coat Factory, JCPenney, Sears
Waterford Lakes Town Center	FL	Orlando	Fee	100.0%		Built 1999	99.6%	966,074	Ashley Furniture Home Store, Barnes & Noble, Bed Bath & Beyond, Best Buy, Jo-Ann Fabrics, L.A. Fitness, Office Max, Regal Cinemas, Ross Dress for Less, Target, T.J. Maxx
Weberstown Mall	CA	Stockton	Fee	100.0%		Acquired 2015	98.5%	858,550	Barnes & Noble, Dillard's, JCPenney, Sears
West Ridge Mall	KS	Topeka	Fee	100.0%		Built 1988	83.6%	996,014	Burlington Coat Factory, Dillard's, Furniture Mall of Kansas, JCPenney, Sears

Property Name	State	City (Major Metropolitan Area)	Ownership Interest (Expiration if Lease)	Financial Interest (1)		Year Acquired or Built	Occupancy (%)(2)	Total Center SF	Anchors
Westminster Mall	CA	Westminster (Los Angeles)	Fee	100.0%		Acquired 1998	88.8%	1,215,005	Chuze Fitness, DSW, JCPenney, Macy's, Sears(14), Target
WestShore Plaza	FL	Tampa	Fee	100.0%		Acquired 2015	96.7%	1,076,400	AMC Theatres, Dick's Sporting Goods, JCPenney, Macy's, Sears
Total Enclosed Retail Properties Portfolio Square Footage (4)								47,948,152

Community Centers
Bloomingdale Court	IL	Bloomingdale (Chicago)	Fee	100.0%		Built 1987	99.5%	696,641	Best Buy, Dick's Sporting Goods, H.H. Gregg, Jo-Ann Fabrics, Office Max, Picture Show, Ross Dress for Less, T.J. Maxx N More, Walmart Supercenter
Bowie Town Center Strip	MD	Bowie (Wash, D.C.)	Fee	100.0%		Built 2001	100.0%	106,589	Safeway
Canyon View Marketplace	CO	Grand Junction	Fee	100.0%		Acquired 2015	95.6%	43,053	Kohl's
Charles Towne Square	SC	Charleston	Fee	100.0%		Built 1976	100.0%	71,794	Regal Cinema
Chesapeake Center	VA	Chesapeake (Virginia Beach)	Fee	100.0%		Acquired 1996	100.0%	305,853	Dollar Tree, Michaels, PetsMart, Value City Furniture
Concord Mills Marketplace	NC	Concord (Charlotte)	Fee	100.0%		Acquired 2007	100.0%	262,020	BJ's Wholesale Club, At Home, REC Warehouse
Countryside Plaza	IL	Countryside (Chicago)	Fee	100.0%		Built 1977	100.0%	403,756	Best Buy, Dollar Tree, Home Depot, Jo-Ann Fabrics, Office Depot, PetsMart, The Tile Shop, Value City Furniture
Dare Centre	NC	Kill Devil Hills	Ground Lease (2058)	100.0%		Acquired 2004	100.0%	168,673	Belk, Food Lion
DeKalb Plaza	PA	King of Prussia (Philadelphia)	Fee	100.0%		Acquired 2003	100.0%	101,911	ACME Grocery, Bob's Discount Furniture
Empire East	SD	Sioux Falls	Fee	100.0%		Acquired 1998	100.0%	301,438	Bed Bath & Beyond, Kohl's, Target
Fairfax Court	VA	Fairfax (Wash, D.C.)	Fee	100.0%		Acquired 2014	100.0%	249,488	Burlington Coat Factory, Offenbacher's, Pier 1, XSport Fitness
Fairfield Town Center	TX	Houston	Fee	100.0%		Built 2014	100.0%	228,642	HEB, Marshalls, Party City
Forest Plaza	IL	Rockford	Fee	100.0%		Built 1985	100.0%	434,839	Babies 'R Us/Toys 'R Us, Bed Bath & Beyond, Big Lots, Kohl's, Marshalls, Michaels, Office Max, Petco, Shoe Carnival
Gaitway Plaza	FL	Ocala	Fee	99.0%	(10)	Acquired 2014	100.0%	208,039	Bed Bath & Beyond, Michael's, Office Depot, Ross Dress for Less, T.J. Maxx
Gateway Centers	TX	Austin	Fee	100.0%		Acquired 2004	97.1%	512,339	Best Buy, Crate & Barrel, Nordstrom Rack, Off 5th Saks 5th Ave, Regal Cinema, REI, Whole Foods, The Container Store, The Tile Shop
Greenwood Plus	IN	Greenwood (Indianapolis)	Fee	100.0%		Built 1979	100.0%	155,319	Best Buy, Kohl's
Henderson Square	PA	King of Prussia (Philadelphia)	Fee	100.0%		Acquired 2003	100.0%	107,371	Avalon Carpet & Tile Shop, Giant

Property Name	State	City (Major Metropolitan Area)	Ownership Interest (Expiration if Lease)	Financial Interest (1)	Year Acquired or Built	Occupancy (%)(2)	Total Center SF	Anchors
Keystone Shoppes	IN	Indianapolis	Fee	100.0%	Acquired 1997	100.0%	29,126	N/A
Lake Plaza	IL	Waukegan (Chicago)	Fee	100.0%	Built 1986	94.8%	215,568	Dollar Tree, Home Owners Bargain Outlet
Lake View Plaza	IL	Orland Park (Chicago)	Fee	100.0%	Built 1986	98.5%	367,369	Arhaus, Best Buy, Bob's Discount Furniture, Golf Galaxy, Jo-Ann Fabrics, Party City(6), Petco, Tuesday Morning, Value City Furniture
Lakeline Plaza	TX	Cedar Park (Austin)	Fee	100.0%	Built 1998	100.0%	386,854	Bed Bath & Beyond(7), Best Buy, Office Max, PetsMart, Dress for Less, T.J. Maxx
Lima Center	OH	Lima	Fee	100.0%	Acquired 1996	98.8%	233,878	Hobby Lobby, Jo-Ann Fabrics, Kohl's, T.J. Maxx
Lincoln Crossing	IL	O'Fallon (St. Louis)	Fee	100.0%	Built 1990	97.6%	303,526	Academy Sports, PetsMart, Walmart
MacGregor Village	NC	Cary	Fee	100.0%	Acquired 2004	64.8%	146,774	Apex Soccer
Mall of Georgia Crossing	GA	Buford (Atlanta)	Fee	100.0%	Built 1999	98.7%	440,774	American Signature Furniture, Best Buy, Nordstrom Rack, Staples, Target, T.J. Maxx 'n More
Markland Plaza	IN	Kokomo	Fee	100.0%	Built 1974	93.7%	90,527	Bed Bath & Beyond, Best Buy
Martinsville Plaza	VA	Martinsville	Ground Lease (2046)	100.0%	Built 1967	99.3%	102,105	Food Lion, Rose's
Matteson Plaza	IL	Matteson (Chicago)	Fee	100.0%	Built 1988	56.2%	273,836	Shoppers World
Morgantown Commons	WV	Morgantown	Fee	100.0%	Acquired 2015	99.3%	230,843	Gabriel Brothers, Kmart(5)
Muncie Towne Plaza	IN	Muncie	Fee	100.0%	Built 1998	100.0%	171,621	AMC Theatres, Kohl's, MC Sporting Goods, T.J. Maxx
North Ridge Shopping Center	NC	Raleigh	Fee	100.0%	Acquired 2004	95.5%	169,796	Ace Hardware, Harris-Teeter Grocery
Northwood Plaza	IN	Fort Wayne	Fee	100.0%	Built 1974	81.4%	204,956	Target
Palms Crossing	TX	McAllen	Fee	100.0%	Built 2007	86.1%	405,925	Babies 'R Us, Barnes & Noble, Bealls, Best Buy, DSW, Hobby Lobby
Plaza at Buckland Hills, The	CT	Manchester	Fee	100.0%	Acquired 2014	100.0%	327,785	Big Lots, Eastern Mountain Sports, Jo-Ann Fabrics, Michael's, PetsMart, Toys 'R Us

Property Name	State	City (Major Metropolitan Area)	Ownership Interest (Expiration if Lease)	Financial Interest (1)		Year Acquired or Built	Occupancy (%)(2)	Total Center SF	Anchors
Richardson Square	TX	Richardson (Dallas)	Fee	100.0%		Acquired 1996	100.0%	516,100	Lowe's Home Improvement, Ross Dress for Less, Sears, Super Target
Rockaway Commons	NJ	Rockaway (New York)	Fee	100.0%		Acquired 1998	97.9%	239,050	Best Buy, DSW, Nordstrom Rack
Rockaway Town Plaza	NJ	Rockaway (New York)	Fee	100.0%		Built 2004	100.0%	374,430	Buy Buy Baby, Christmas Tree Shops, Dick's Sporting Goods, Michael's, PetsMart, Target
Royal Eagle Plaza	FL	Coral Springs (Miami)	Fee	100.0%		Acquired 2014	100.0%	202,952	Hobby Lobby, Lucky's Market
Shops at Arbor Walk, The	TX	Austin	Ground Lease (2056)	100.0%		Built 2006	98.9%	458,469	DSW, Home Depot, Jo-Ann Fabrics, Marshalls, Sam Moon Trading Co., Spec's Wine, Spirits and Fine Foods
Shops at North East Mall, The	TX	Hurst (Dallas)	Fee	100.0%		Built 1999	100.0%	365,039	Barnes & Noble, Bed Bath & Beyond, Best Buy, DSW, Michaels, PetsMart, T.J. Maxx
St. Charles Towne Plaza	MD	Waldorf (Wash, D.C.)	Fee	100.0%		Built 1987	86.8%	391,653	Ashley Furniture, Big Lots, Citi Trends, Dollar Tree, K & G Menswear, Shoppers Food Warehouse, Value City Furniture
Tippecanoe Plaza	IN	Lafayette	Fee	100.0%		Built 1974	100.0%	90,522	Barnes & Noble, Best Buy
University Center	IN	Mishawaka	Fee	100.0%		Acquired 1996	89.6%	150,441	Best Buy, Michael's, Ross Dress for Less
University Town Plaza	FL	Pensacola	Fee	100.0%		Redeveloped 2013	99.1%	565,538	Academy Sports, Burlington Coat Factory, JCPenney, Sears(14), Toys 'R Us/Babies 'R Us
Village Park Plaza	IN	Carmel (Indianapolis)	Fee	100.0%		Acquired 2014	100.0%	575,548	Bed Bath & Beyond, Hobby Lobby, Kohl's, Marsh Supermarket, Regal Cinemas, Walmart Supercenter
Washington Plaza	IN	Indianapolis	Fee	100.0%		Acquired 1996	79.4%	50,107	Jo-Ann Fabrics
West Ridge Plaza	KS	Topeka	Fee	100.0%		Built 1988	100.0%	253,086	Target, T.J. Maxx, Toys 'R Us
West Town Corners	FL	Altamonte Springs (Orlando)	Fee	100.0%	(10)	Acquired 2014	77.3%	382,423	American Signature Furniture, PetsMart, Walmart, Winn-Dixie Marketplace

Property Name	State	City (Major Metropolitan Area)	Ownership Interest (Expiration if Lease)	Financial Interest (1)		Year Acquired or Built	Occupancy (%)(2)	Total Center SF	Anchors
Westland Park Plaza	FL	Orange Park (Jacksonville)	Fee	100.0%	(10)	Acquired 2014	87.9%	163,259	Beall's, Burlington Coat Factory, Guitar Center, L.A. Fitness
White Oaks Plaza	IL	Springfield	Fee	100.0%		Built 1986	97.3%	404,879	Babies 'R Us/Toys 'R Us, County Market, Kohl's, Office Max, T.J. Maxx, Ulta
Whitehall Mall	PA	Whitehall	Fee	100.0%		Acquired 2014	97.1%	613,731	Bed Bath & Beyond, Buy Buy Baby, Gold's Gym, Kohl's, Michael's(5), Raymour & Flanigan Furniture, Sears
Wolf Ranch	TX	Georgetown (Austin)	Fee	100.0%		Built 2005	98.9%	632,253	Best Buy, DSW, Gold's Gym, Kohl's, Michael's, Office Depot, PetsMart, Ross Dress for Less, Target, T.J. Maxx
Total Community Center Portfolio Square Footage(4)								14,888,508
Total Portfolio Square Footage(4)								62,836,660

_______________________________________________________________________________

(1)	Direct and indirect interests in some joint venture properties are subject to preferences on distributions and/or capital allocation in favor of other partners.

(2)
Enclosed Retail Properties—Executed leases for all Company-owned gross leasable area ("GLA") in enclosed retail property stores, excluding majors and anchors. Community centers—Executed leases for all Company-owned retail GLA (or total center GLA).

(3)	Noncore property. We sold Virginia Center Commons on January 10, 2017 and we sold Gulf View Square and River Oaks Center on February 21, 2017, respectively.

(4)	Includes office space in the centers, including the following centers with more than 20,000 square feet of office space:
Clay Terrace—80,033 sq. ft.; Oak Court Mall—124,971 sq. ft.; Oklahoma City Properties—23,745 sq. ft.;
Royal Eagle Plaza—25,207 sq. ft.; Pearlridge Center—130,983 sq. ft.; Scottsdale Quarter—301,115 sq. ft.; Town West Square—32,362 sq. ft.

(5)	Indicates vacant anchor space(s).

(6)	Indicates anchor or major that is currently under development.

(7)	Indicates anchor is vacant but not owned by us.

(8)	Tenant has multiple locations at this center.

(9)	Indicates anchor has announced its intent to close this location in 2017.

(10)	We receive substantially all the economic benefit of the property due to a preference or advance.

(11)	Includes the following properties: Classen Curve, Nichols Hills Plaza and The Triangle @ Classen Curve.

(12)	Borrower is in default and thus in discussions with loan servicer regarding the nonrecourse mortgage loan on this property.

(13)
Borrower is in default. On October 27, 2016, we received notification that a receiver had been appointed to manage and lease the property. As we no longer manage or lease the property and we receive no economics from the property after the date the property was placed into receivership, it is excluded from our GLA and occupancy numbers presented.

(14)	Sears store owned by Seritage Growth Properties.

(15)	The Company purchased this anchor space from Macy's in January 2017.

Lease Expirations(1)
The following table summarizes lease expiration data for our properties as of December 31, 2016:

Year	Number of Leases Expiring	Square Feet	Average Base Minimum Rent Per Square Foot	Percentage of Gross Annual Rental Revenues(2)
Inline Stores and Freestanding
Month To Month Leases	207	505,612	$30.17	2.2%
2017	790	2,267,110	$26.85	9.0%
2018	852	2,539,881	$26.97	10.1%
2019	723	2,511,414	$26.29	10.2%
2020	583	2,193,408	$25.48	8.6%
2021	539	1,971,339	$24.07	7.4%
2022	336	1,415,050	$25.33	5.5%
2023	302	1,372,329	$25.45	5.5%
2024	238	1,024,136	$27.49	4.1%
2025	222	976,761	$26.76	4.1%
2026	225	1,121,144	$26.10	4.5%
2027 and Thereafter	137	1,076,227	$21.02	3.0%
Specialty Leasing Agreements w/ terms in excess of 11 months	770	1,849,969	$14.44	4.2%
Anchors
Month To Month Leases	1	28,470	$4.50	0.0%
2017	15	1,871,267	$3.29	0.4%
2018	46	2,587,673	$7.53	2.6%
2019	44	3,131,037	$6.12	2.2%
2020	63	3,326,713	$7.35	3.9%
2021	57	3,860,266	$7.42	3.5%
2022	46	2,925,067	$5.68	2.4%
2023	35	2,320,919	$8.43	1.8%
2024	17	1,041,481	$6.90	0.8%
2025	20	1,535,203	$14.32	1.1%
2026	11	400,847	$11.02	0.7%
2027 and Thereafter	131	16,132,099	$7.10	2.2%
_______________________________________________________________________________

(1)	Does not consider the impact of renewal options that may be contained in leases.

(2)	Gross annual rental revenues represents 2016 consolidated and joint venture combined base rental revenue for the portfolio.

Mortgage Financing on Properties
The following table sets forth certain information regarding the mortgages and unsecured indebtedness encumbering our properties and the properties held in our joint venture arrangements, and our unsecured corporate debt as of December 31, 2016:
Summary of Mortgage and Other Indebtedness
As of December 31, 2016
(In thousands)

Property Name	Maturity Date	Interest Rate	Principal Balance	Our Share of Principal Balance		F = Fixed V = Variable Floating
Consolidated Indebtedness:
Secured Indebtedness
Anderson Mall	12/1/2022	4.61%	$18,981	$18,981		F
Arbor Hills	1/1/2026	4.27%	25,498	24,287	(1)(2)	F
Ashland Town Center	7/6/2021	4.90%	38,440	38,440		F
Brunswick Square	3/1/2024	4.80%	73,791	73,791		F
Canyon View Marketplace	11/6/2023	5.47%	5,390	5,390		F
Charlottesville Fashion Square	4/1/2024	4.54%	47,878	47,878		F
Concord Mills Marketplace	11/1/2023	4.82%	16,000	16,000		F
Cottonwood Mall	4/6/2024	4.82%	100,772	100,772		F
Dayton Mall	9/1/2022	4.57%	82,000	82,000		F
Forest Plaza	10/10/2019	7.50%	16,544	16,544		F
Grand Central Mall	7/6/2020	6.05%	41,149	41,149		F
Henderson Square	1/1/2018	3.17%	12,155	12,155		F
Lakeline Plaza	10/10/2019	7.50%	15,499	15,499		F
Lincolnwood Town Center	4/1/2021	4.26%	50,633	50,633		F
Mall of Georgia Crossing	10/6/2022	4.28%	23,197	23,197		F
Mesa Mall	6/1/2016	5.79%	87,250	87,250	(3)	F
Muncie Mall	4/1/2021	4.19%	35,326	35,326		F
Muncie Towne Plaza	10/10/2019	7.50%	6,443	6,443		F
North Ridge Shopping Center	12/1/2022	3.41%	12,264	12,264		F
Oak Court Mall	4/1/2021	4.76%	38,371	38,371		F
Outlet Collection® | Seattle, The	1/14/2020	2.27%	86,500	86,500	(5)	V
Palms Crossing	8/1/2021	5.49%	35,461	35,461	(2)	F
Port Charlotte Town Center	11/1/2020	5.30%	44,021	44,021	(1)	F
Rushmore Mall	2/1/2019	5.79%	94,000	94,000		F
Shops at Arbor Walk, The	8/1/2021	5.49%	40,078	40,078	(2)	F
Southern Hills Mall	6/1/2016	9.79%	101,500	101,500	(3)	F
Town Center at Aurora	4/1/2021	4.19%	54,250	54,250		F
Towne West Square	6/1/2021	5.61%	47,051	47,051		F
Valle Vista Mall	5/10/2017	5.35%	40,000	40,000		F
Weberstown Mall	6/8/2021	2.52%	65,000	65,000	(5)	V
West Ridge Mall	3/6/2024	4.84%	41,413	41,413		F

Property Name	Maturity Date	Interest Rate	Principal Balance	Our Share of Principal Balance		F = Fixed V = Variable Floating
West Ridge Plaza	3/6/2024	4.84%	10,353	10,353		F
Westminster Mall	4/1/2024	4.65%	81,468	81,468		F
WestShore Plaza	10/1/2017	2.82%	99,600	99,600		V
White Oaks Plaza	10/10/2019	7.50%	12,887	12,887		F
Whitehall Mall	11/1/2018	7.00%	9,266	9,266		F
Unsecured Indebtedness
Credit Facility	5/30/2019	2.02%	308,000	308,000	(5)	V
2014 Term Loan	5/30/2019	2.22%	300,000	300,000	(5)	V
2014 Term Loan (5)	5/30/2019	2.04%	200,000	200,000	(5)	F
Notes Payable	4/1/2020	3.85%	250,000	250,000		F
June 2015 Term Loan	3/2/2020	2.56%	500,000	500,000	(4)	F
December 2015 Term Loan	1/10/2023	3.51%	340,000	340,000	(4)	F
Total Indebtedness at Face Value	3.7 yrs.	3.75%	3,508,429	3,507,218
Premium on Fixed-Rate Indebtedness			12,661	12,661		F
Bond Discounts			(47)	(47)		V
Debt Issuance Costs, net			(14,639)	(14,639)
Total Consolidated Indebtedness	3.7 yrs.	3.75%	3,506,404	3,505,193
Unconsolidated Secured Indebtedness:
Mall at Johnson City, The	5/6/2020	6.76%	$50,770	$25,893		F
Pearlridge Center	6/1/2025	3.53%	225,000	114,750		F
Polaris Fashion Place®
Loan One	3/1/2025	3.90%	225,000	114,750		F
Loan Two	3/1/2025	4.46%	15,500	7,905		F
Scottsdale Quarter®	6/1/2025	3.53%	165,000	84,150		F
Seminole Towne Center	5/6/2021	5.97%	55,592	12,442	(1)	F
Town Center Crossing & Plaza
Loan One	2/1/2027	4.25%	35,204	17,954		F
Loan Two	2/1/2027	5.00%	70,944	36,181		F
Other joint venture mortgage debt			21,205	2,177		F
Total Indebtedness at Face Value	8.0 yrs.	4.09%	864,215	416,202
Premium on Fixed-Rate Indebtedness			15,133	7,718		F
Debt Issuance Costs, net			(3,537)	(1,710)
Total Unconsolidated Indebtedness	8.0 yrs.	4.09%	875,811	422,210
Total Mortgage and Other Indebtedness	4.1 yrs.	3.78%	$4,382,215	$3,927,403
_______________________________________________________________________________

(1)	Our share does not reflect our legal ownership percentage due to capital preferences.

(2)	On November 2, 2016, affiliates of the Company entered into a definitive agreement providing for an additional joint venture with O'Connor Mall Partners, L.P. for which the property is included.

(3)	Borrower is in default and thus in discussions with loan servicer regarding this nonrecourse mortgage loan.

(4)	Interest rate fixed via swap agreements as of December 31, 2016.

(5)	Maturity date assumes full exercise of extension options.

(6)	On July 6, 2016, the Company executed interest rate swap agreements totaling $200.0 million, which effectively fixed the interest rate on this portion of the 2014 Term Loan.
Note: Substantially all of the above mortgage and property related debt is nonrecourse to us.

The following table lists the 72 unencumbered properties in our portfolio as of December 31, 2016:
Unencumbered Properties
As of December 31, 2016

Financial Interest
Enclosed Retail Properties:
Arboretum, The(1)	100.0%
Bowie Town Center	100.0%
Boynton Beach Mall	100.0%
Chautauqua Mall	100.0%
Clay Terrace	100.0%
Colonial Park Mall	100.0%
Edison Mall	100.0%
Great Lakes Mall	100.0%
Gulf View Square(2)	100.0%
Indian Mound Mall	100.0%
Irving Mall	100.0%
Jefferson Valley Mall	100.0%
Lima Mall	100.0%
Lindale Mall	100.0%
Longview Mall	100.0%
Malibu Lumber Yard(1)	100.0%
Mall at Fairfield Commons, The	100.0%
Maplewood Mall	100.0%
Markland Mall	100.0%
Melbourne Square	100.0%
Morgantown Mall	100.0%
New Towne Mall	100.0%
Northtown Mall	100.0%
Northwoods Mall	100.0%
Oklahoma City Properties(1)(3)(4)	99.0%
Orange Park Mall	100.0%
Paddock Mall	100.0%
River Oaks Center(2)	100.0%
Rolling Oaks Mall	100.0%
Southern Park Mall	100.0%
Sunland Park Mall	100.0%
Virginia Center Commons(2)	100.0%
Waterford Lakes Town Center	100.0%

Financial Interest
Community Centers:
Bloomingdale Court	100.0%
Bowie Town Center Strip	100.0%
Charles Towne Square	100.0%
Chesapeake Center	100.0%
Countryside Plaza	100.0%
Dare Centre	100.0%
DeKalb Plaza	100.0%
Empire East	100.0%
Fairfax Court	100.0%
Fairfield Town Center	100.0%
Gaitway Plaza(3)	99.0%
Gateway Centers(1)	100.0%
Greenwood Plus	100.0%
Keystone Shoppes	100.0%
Lake Plaza	100.0%
Lake View Plaza	100.0%
Lima Center	100.0%
Lincoln Crossing	100.0%
MacGregor Village	100.0%
Markland Plaza	100.0%
Martinsville Plaza	100.0%
Matteson Plaza	100.0%
Morgantown Commons	100.0%
Northwood Plaza	100.0%
Plaza at Buckland Hills, The	100.0%
Richardson Square	100.0%
Rockaway Commons	100.0%
Rockaway Town Plaza	100.0%
Royal Eagle Plaza	100.0%
Shops at North East Mall, The	100.0%
St. Charles Towne Plaza	100.0%
Tippecanoe Plaza	100.0%
University Center	100.0%
University Town Plaza	100.0%
Village Park Plaza	100.0%
Washington Plaza	100.0%
West Town Corners(3)	100.0%
Westland Park Plaza(3)	100.0%
Wolf Ranch	100.0%
_______________________________________________________________________________

(1)	On November 2, 2016, affiliates of the Company entered into a definitive agreement providing for an additional joint venture with O'Connor Mall Partners, L.P. for which the property is included.

(2)	Property is held-for-sale as of December 31, 2016.

(3)	We receive substantially all the economic benefit of the property due to a capital preference.

(4)	Includes the following properties: Classen Curve, Nichols Hills Plaza, and The Triangle @ Classen Curve.

Item 3.    Legal Proceedings
We are involved from time-to-time in various legal proceedings that arise in the ordinary course of our business, including, but not limited to, commercial disputes, environmental matters, and litigation in connection with transactions including acquisitions and divestitures. We believe that such litigation, claims and administrative proceedings will not have a material adverse impact on our financial position or our results of operations. We record a liability when a loss is considered probable and the amount of our exposure can be reasonably estimated.
Item 4.    Mine Safety Disclosures
Not applicable.
Part II
Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
WPG Inc.
Market Information
WPG Inc.'s common shares are traded on the NYSE under the symbol "WPG." The following table sets forth, for the periods indicated, the high and low sales prices per common share and the dividends declared per common share:

	Price Per Common Share
			Dividend Declared Per Common Share
	High	Low
2016
First Quarter	$11.00	$7.41	$0.25
Second Quarter	$12.17	$9.23	$0.25
Third Quarter	$14.15	$10.94	$0.25
Fourth Quarter	$12.37	$9.44	$0.25

	Price Per Common Share
			Dividend Declared Per Common Share
	High	Low
2015
First Quarter	$18.21	$16.04	$0.25
Second Quarter	$16.72	$12.98	$0.25
Third Quarter	$14.29	$11.35	$0.25
Fourth Quarter	$12.63	$9.85	$0.25
The closing price for WPG Inc.'s common shares, as reported by the NYSE at December 31, 2016, was $10.41 per share.
Stockholder Information
As of February 22, 2017, there were 1,460 holders of record of WPG Inc.'s common shares.
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
Common share/unit distributions paid during 2016 and 2015 aggregated $1.00 per share/unit, respectively.

WPG Inc. 7.5% Series H Cumulative Redeemable Preferred Stock ("Series H Preferred Shares") and 6.875% Series I Cumulative Redeemable Preferred Stock ("Series I Preferred Shares") that were issued on January 15, 2015 in connection with the Merger each pay cumulative dividends, and therefore WPG Inc. is obligated to pay the dividends for these shares in each fiscal period in which the shares remain outstanding. Further, WPG L.P. issued Series I-1 Preferred Units which pay cumulative distributions, and therefore we are obligated to pay the distributions for these units in each fiscal period in which the units remain outstanding. The aggregate preferred obligation is approximately $14.3 million per year.
WPG L.P.
Market Information
There is no established public trading market for WPG L.P.'s units, including the preferred units, the transfers of which are restricted by the terms of WPG L.P.'s limited partnership agreement. The following table sets forth, for the periods indicated, WPG L.P.'s distributions declared per common unit:

	Distribution Declared Per Common Unit
	2016	2015
1st Quarter	$0.25	$0.25
2nd Quarter	$0.25	$0.25
3rd Quarter	$0.25	$0.25
4th Quarter	$0.25	$0.25
Unitholder Information
As of February 22, 2017, there were 268 holders of record of WPG L.P.'s common units.
Distribution Information
Included in WPG Inc.'s "Distribution Information" discussion above.
Operating Partnership Units and Recent Sales of Unregistered Securities
WPG L.P. issued 31,575,487 common units of limited partnership interest to third parties related to the separation from SPG on May 28, 2014.
On June 20, 2014, in connection with a property acquisition, WPG L.P. issued 1,173,678 common units of limited partnership interest to a third party. The issuance of the common units was effected in reliance upon an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the "Securities Act"). We relied on the exemption based on representations given by the aforementioned third party.
On January 15, 2015, in connection with the Merger, WPG L.P. issued 1,621,695 common units of limited partnership interest and 130,592 WPG L.P. Series I-1 Preferred Units to third parties.
Additionally, long-term incentive units ("LTIP") of limited partnership interest have been previously issued to executives of the Company from our equity incentive compensation plan in connection with our equity compensation awards. See Note 9 - "Equity" in the Notes to Consolidated and Combined Financial Statements. Holders of common units of limited partnership interest receive distributions per unit in the same manner as distributions on a per common share basis to WPG Inc.'s common shareholders of beneficial interest.
Common shares to be issued upon redemption of common units of limited partnership interest would be issued in reliance on an exemption from registration pursuant to Section 4(a)(2) of the Securities Act.
Issuances Under Equity Compensation Plans (WPG Inc. and WPG L.P.)
For information regarding the securities authorized for issuance under our equity compensation plans, see Item 12 of this report.

Item 6.    Selected Financial Data
The following tables set forth selected financial data for WPG Inc. and WPG L.P. The consolidated and combined statements of operations include the consolidated accounts of the Company and the combined accounts of SPG Businesses. Accordingly, the results presented for the year ended December 31, 2014 reflect the aggregate operations and changes in cash flows and equity on a carve-out basis of the SPG Businesses for the period from January 1, 2014 through May 27, 2014 and on a consolidated basis of the Company subsequent to May 27, 2014 following our separation from SPG. The financial statements for the periods prior to the separation are prepared on a carve-out basis from the consolidated financial statements of SPG using the historical results of operations and bases of the assets and liabilities of the transferred businesses and including allocations from SPG.
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

	Year Ended December 31,
	2016	2015	2014	2013	2012
Operating Data:
Total revenue	$843,475	$921,356	$660,978	$626,289	$623,927
Depreciation and amortization	(281,150)	(332,469)	(197,890)	(182,828)	(189,187)
Spin-off, merger and transaction costs	(29,607)	(31,653)	(47,746)	—	—
Other operating expenses	(325,846)	(375,520)	(238,205)	(216,441)	(220,369)
Impairment loss	(21,879)	(147,979)	—	—	—
Operating income	184,993	33,735	177,137	227,020	214,371
Interest expense, net	(136,225)	(139,923)	(82,428)	(55,058)	(58,844)
Income and other taxes	(2,232)	(849)	(1,215)	(196)	(165)
(Loss) income from unconsolidated entities	(1,745)	(1,247)	973	1,416	1,028
Gain on extinguishment of debt, net	34,612	—	—	—	—
(Loss) gain upon acquisition of controlling interests and on sale of interests in properties, net	(1,987)	4,162	110,988	14,152	—
Net income (loss)	$77,416	$(104,122)	$205,455	$187,334	$156,390
WPG Inc.:
Net income (loss)	$77,416	$(104,122)	$205,455	$187,334	$156,390
Net (income) loss attributable to noncontrolling interests	(10,285)	18,825	(35,426)	(31,853)	(26,659)
Preferred share dividends	(14,032)	(15,989)	—	—	—
Net income (loss) attributable to common shareholders	$53,099	$(101,286)	$170,029	$155,481	$129,731
Earnings (loss) per common share, basic and diluted	$0.29	$(0.55)	$1.10	$1.00	$0.84
WPG L.P.:
Net income (loss)	$77,416	$(104,122)	$205,455	$187,334	$156,390
Net income attributable to noncontrolling interests	(11)	(286)	—	(213)	(259)
Preferred unit distributions	(14,272)	(16,218)	—	—	—
Net income (loss) attributable to common unitholders	$63,133	$(120,626)	$205,455	$187,121	$156,131
Earnings (loss) per common unit, basic and diluted	$0.29	$(0.55)	$1.10	$1.00	$0.84
Cash Flow Data:
Operating activities	$289,798	$310,763	$277,640	$336,434	$350,703
Investing activities	$(125,942)	$(705,482)	$(234,432)	$(92,608)	$(71,551)
Financing activities	$(220,756)	$402,204	$39,703	$(248,955)	$(270,777)
Other Financial Data:
FFO(1)	$398,091	$375,271	$295,051	$359,107	$348,327
Distributions per common share/unit(2)	$1.00	$1.00	$0.50	N/A	N/A

	As of December 31,
	2016	2015 (3)	2014	2013	2012
Balance Sheet Data:
Cash and cash equivalents	$59,353	$116,253	$108,768	$25,857	$30,986
Total assets	$5,107,466	$5,459,609	$3,528,003	$3,002,658	$3,093,961
Mortgages and other debt	$3,506,404	$3,648,601	$2,348,864	$918,614	$926,159
Redeemable noncontrolling interests	$10,660	$6,132	$—	$—	$—
Total equity	$1,262,811	$1,407,373	$958,041	$1,884,525	$1,954,856

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

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the consolidated and combined financial statements and notes thereto that are included in this Annual Report on Form 10-K. Capitalized terms not defined in this Item 7 shall have the definitions ascribed to those terms in Items 1-6 of this Annual Report on Form 10-K.
Overview—Basis of Presentation
WPG Inc. is an Indiana corporation that operates as a self‑administered and self‑managed REIT, under the Code. REITs will generally not be liable for federal corporate income taxes as long as they continue to distribute not less than 100% of their taxable income and satisfy certain other requirements. WPG L.P. is WPG Inc.'s majority‑owned limited partnership subsidiary that owns, develops and manages, through its affiliates, all of WPG Inc.'s real estate properties and other assets. WPG Inc. is the sole general partner of WPG L.P. On May 28, 2014, WPG separated from SPG through the distribution of 100% of the outstanding units of WPG L.P. to the owners of SPG L.P. and 100% of the outstanding shares of WPG Inc. to the SPG common shareholders in a tax-free distribution. Prior to the separation, WPG Inc. and WPG L.P. were wholly owned subsidiaries of the SPG Businesses. As of December 31, 2016, our assets consisted of material interests in 114 shopping centers in the United States, consisting of community centers and enclosed retail properties, comprised of approximately 63 million square feet of GLA.
The consolidated and combined financial statements are prepared in accordance with GAAP. The consolidated balance sheets as of December 31, 2016 and December 31, 2015 include the accounts of WPG Inc. and WPG L.P., as well as their wholly-owned subsidiaries. The consolidated and combined statements of operations include the consolidated accounts of the Company and the combined accounts of the SPG Businesses. Accordingly, the results presented for the year ended December 31, 2014 reflect the aggregate operations and changes in cash flows and equity on a carve-out basis of the SPG Businesses for the period from January 1, 2014 through May 27, 2014 and on a consolidated basis of the Company subsequent to May 27, 2014. All intercompany transactions have been eliminated in consolidation and combination. WPG L.P. has filed a trademark application with the United States Trademark and Patent Office for the name "Washington Prime Group."
The combined financial statements prior to the separation include the allocation of certain assets and liabilities that had historically been held at the SPG corporate level but which are specifically identifiable or allocable to the SPG Businesses. Cash and cash equivalents, short-term investments and restricted funds held by SPG were not allocated to the SPG Businesses unless the cash or investments were held by an entity that was transferred to WPG. Long-term unsecured debt and short-term borrowings were not allocated to the SPG Businesses as none of the debt recorded by SPG is directly attributable to or guaranteed by the SPG Businesses. All intercompany transactions and accounts have been eliminated. The total net effect of the settlement of these intercompany transactions is reflected in the consolidated and combined statements of cash flow as a financing activity.
The combined historical financial statements prior to the separation do not necessarily include all of the expenses that would have been incurred had we been operating as a separate, stand-alone entity and may not necessarily reflect our results of operations, financial position and cash flows had we been a stand-alone company during the periods presented prior to the separation. Our combined historical financial statements include charges related to certain SPG corporate functions, including senior management, property management, legal, leasing, development, marketing, human resources, finance, public reporting, tax and information technology costs. These expenses have been charged based on direct usage or benefit where identifiable, with the remainder charged on a pro rata basis of revenues, headcount, square footage, number of transactions or other measures. We consider the expense allocation methodology and results to be reasonable for all periods presented. However, the charges may not be indicative of the actual expenses that would have been incurred had WPG operated as an independent, publicly traded company for the periods presented prior to the separation.
Prior to the separation, WPG Inc. entered into agreements with SPG under which SPG provided various services to us relating primarily to the legacy SPG Businesses, including accounting, asset management, development, human resources, information technology, leasing, legal, marketing, public reporting and tax. The charges for the services were based on an hourly or per transaction fee arrangement and pass-through of out-of-pocket costs. The underlying agreements expired effective May 31, 2016.
In connection with the separation, we incurred $38.9 million of expenses, including investment banking, legal, accounting, tax and other professional fees, which are included in spin-off costs for the year ended December 31, 2014 in the consolidated and combined statements of operations and comprehensive income (loss).

The Merger
On January 15, 2015, the Company acquired GRT as part of the Merger. In the Merger, GRT's common shareholders received, for each GRT common share, $14.02 consisting of $10.40 in cash and 0.1989 of a share of the WPG Inc.'s common stock valued at $3.62 per GRT common share, based on the closing price of the WPG Inc.'s common stock on the Merger closing date. Approximately 29.9 million shares of WPG Inc.'s common stock were issued to GRT shareholders in the Merger, and WPG L.P. issued to WPG Inc. a like number of common units as consideration for the common shares issued. Additionally, included in the consideration were operating partnership units held by limited partners and preferred stock as noted below. In connection with the closing of the Merger, an indirect subsidiary of WPG L.P. was merged into GRT's operating partnership. In the Merger, we acquired material interests in the Merger Properties comprised of approximately 15.8 million square feet of GLA and assumed additional mortgages on 14 properties with a fair value of approximately $1.4 billion. The combined company was renamed WP Glimcher Inc. in May 2015 upon receiving shareholder approval.
In the Merger, the preferred stock of GRT was converted into preferred stock of WPG Inc., and WPG L.P. issued to WPG Inc. preferred units as consideration for the preferred shares issued. Additionally, each outstanding unit of GRT's operating partnership held by limited partners was converted into 0.7431 of a unit of WPG L.P. Further, each outstanding stock option in respect of GRT common stock was converted into a WPG Inc. option, and certain other GRT equity awards were assumed by WPG Inc. and converted into equity awards in respect of WPG Inc.'s common shares.
Concurrent with the closing of the Merger, GRT completed a transaction with SPG under which affiliates of SPG acquired Jersey Gardens in Elizabeth, New Jersey, and University Park Village in Fort Worth, Texas, properties previously owned by affiliates of GRT, for an aggregate purchase price of $1.09 billion, including SPG's assumption of approximately $405.0 million of associated mortgage indebtedness (the "Property Sale").
The cash portion of the Merger consideration was funded by the Property Sale and draws under the Bridge Loan (see "Financing and Debt" below). During the years ended December 31, 2015 and 2014, the Company incurred $31.7 million and $8.8 million of costs related to the Merger, respectively, which are included in merger, restructuring and transaction costs in the consolidated and combined statements of operations and comprehensive income (loss).
Leadership Transition and Corporate Name Change
2015 Activity
On June 1, 2015, the Company announced a management transition plan through which Mr. Mark S. Ordan, the then Executive Chairman of the WPG Inc. Board of Directors (the "Board"), transitioned to serve as an active non-executive Chairman of the Board and provide consulting services to the Company under a Transition and Consulting Agreement, effective as of January 1, 2016 (see "2016 Activity" below for subsequent matters related to Mr. Ordan). Additionally, the Company reduced staff formerly located in its Bethesda, Maryland-based transition operations group led by Mr. C. Marc Richards, the Company’s then Executive Vice President and Chief Administrative Officer, who departed the Company on January 15, 2016. Other senior executives from the Bethesda office who departed the Company at the end of 2015 were Mr. Michael J. Gaffney, then Executive Vice President, Head of Capital Markets (who served as a consultant to the Company through March 31, 2016), and Ms. Farinaz S. Tehrani, then Executive Vice President, Legal and Compliance. During the year ended December 31, 2015, the Company incurred $8.6 million of related severance costs, consisting of $4.6 million in cash severance and approximately $4.0 million in non-cash stock compensation charges, which are included in the total merger, restructuring and transactions costs disclosed above.
2016 Activity
On June 20, 2016 (the “Executive Separation Date”), the Company announced the following leadership changes effective as of the Executive Separation Date: (1) the resignation of Mr. Michael P. Glimcher as the Company’s Chief Executive Officer and Vice Chairman of the Board; (2) the appointment of Mr. Louis G. Conforti, a current Board member, as Interim Chief Executive Officer; (3) the resignation of Mr. Mark S. Ordan as non-executive Chairman of the Board; and (4) the resignation of Mr. Niles C. Overly from the Board. Additionally, on June 16, 2016, the Board appointed Mr. Robert P. Demchak as Executive Vice President, General Counsel, and Corporate Secretary of the Company. Also, on the Executive Separation Date, the Board appointed Mr. Robert J. Laikin, a current Board member, as non-executive Chairman of the Board and also appointed Mr. John F. Levy and Mr. John J. Dillon III as independent directors. On August 30, 2016, the Board appointed Ms. Sheryl G. von Blucher as an independent director upon the retirement of Mr. Marvin L. White. The Board currently consists of five independent members: Messrs. Laikin, Dillon, Levy, and Mmes. von Blucher and Jacqueline R. Soffer as well as Messrs. Conforti and Ordan who are not independent. On July 14, 2016, the Company’s Executive Vice President, Director of Leasing and Senior Vice President of Human Resources were terminated without cause from their positions and received severance payments and other benefits pursuant to the terms and conditions of their respective Severance Benefits Agreements. In addition to these July 14, 2016 executive terminations, the Company terminated additional non-executive personnel as part of an effort to reduce overhead costs. On October 6, 2016, the

Company announced that Mr. Conforti would serve as the Company's Chief Executive Officer for a term ending December 31, 2019, subject to early termination clauses and automatic renewals pursuant to his employment agreement.
In connection with and as part of the aforementioned management changes, the Company recorded aggregate charges of $29.6 million during the year ended December 31, 2016, of which $25.5 million related to severance and restructuring-related costs, including $9.5 million of non-cash stock compensation for accelerated vesting of equity incentive awards, and $4.1 million related to fees and expenses incurred in connection with the Company's investigation of various strategic alternatives, which costs are included in merger, restructuring and transaction costs in the consolidated and combined statements of operations and comprehensive income (loss). During WPG Inc.'s annual meeting of shareholders on August 30, 2016, the common shareholders approved a proposal to change WPG Inc.'s name back to Washington Prime Group Inc.
Conveyance of Glimcher Domain Name and Rights to Mr. Michael P. Glimcher
In connection with the resignation of Mr. Michael P. Glimcher as the Company’s Chief Executive Officer and Vice Chairman of the Board, the Company agreed to assign to Mr. Glimcher our right, title and interest to the glimcher.com internet domain name, the Glimcher logo, and irrevocably consent to Mr. Glimcher’s use of the “Glimcher” name in any future trade name or business endeavor. This agreement was effective on August 30, 2016, the date we received shareholder approval of the corporate name change from WP Glimcher Inc. to Washington Prime Group Inc. Mr. Glimcher consented to the Company’s use of the “Glimcher” name and Glimcher logo with respect to our subsidiaries and properties for a period of 12 months following the Executive Separation Date.
The O'Connor Joint Venture
On June 1, 2015, we completed a joint venture transaction with O'Connor Mall Partners, L.P. ("O'Connor"), an unaffiliated third party, with respect to the ownership and operation of five of the Company’s enclosed retail properties and certain related out-parcels (the "O'Connor Joint Venture") acquired in the Merger, which were valued at approximately $1.625 billion. We retained a 51% non-controlling interest in the O'Connor Joint Venture. The transaction generated net proceeds, after taking into consideration the assumption of debt (including the new loans on Pearlridge Center and Scottsdale Quarter) and costs associated with the transaction, of approximately $432 million (including $28.7 million for the partial reimbursement of the Scottsdale Quarter development costs), which was used to repay a portion of the Bridge Loan (for definition, see "Financing and Debt" below). We deconsolidated the properties in the O'Connor Joint Venture (the "O'Connor Properties") and recorded a gain related to this sale of $4.2 million, which is included in gain upon acquisition of controlling interests and on sale of interests in properties for the year ended December 31, 2015 within the consolidated and combined statements of operations and comprehensive income (loss). We retained day-to-day management and leasing responsibilities for the O'Connor Properties.
During the year ended December 31, 2016, the O'Connor Joint Venture sold its 25% indirect ownership interest in Crescent-SDQ III Venture, LLC to unaffiliated third parties. The Company received a cash distribution from the joint venture at closing of $4.4 million and recorded $0.3 million as our share of the joint venture's gain, based on our pro-rata ownership interest in the O'Connor Joint Venture, which is recorded in (loss) income from unconsolidated entities on the consolidated and combined statements of operations and comprehensive income (loss).
On November 2, 2016, affiliates of the Company entered into a definitive agreement providing for an additional joint venture with O'Connor with respect to the ownership and operation of seven of the Company's retail properties, which were valued at approximately $608 million, consisting of the following: The Arboretum, located in Austin, Texas; Arbor Hills, located in Ann Arbor, Michigan; Classen Curve and The Triangle at Classen Curve, each located in Oklahoma City, Oklahoma and Nichols Hills Plaza, located in Nichols Hills, Oklahoma (the "Oklahoma City Properties," collectively); Gateway Center, located in Austin, Texas; Malibu Lumber Yard, located in Malibu, California; Palms Crossing I and II, located in McAllen, Texas and The Shops at Arbor Walk, located in Austin, Texas. Under the terms of the agreement, the Company will retain a non-controlling 51% interest and sell 49% to O'Connor for net proceeds of approximately $350 million, including the placement of new mortgage debt, which will be used to reduce the Company's debt, as well as for general corporate purposes. The Company will retain management and leasing responsibilities of the properties. On November 18, 2016, O'Connor completed its due diligence and the escrow deposit of $18.7 million became non-refundable. Subject to the satisfaction or waiver of certain closing conditions, the transaction is anticipated to close in the second quarter of 2017.

Impairment
During the year ended December 31, 2016, the Company made continued progress to dispose of its remaining noncore properties. On November 10, 2016, the Company sold Richmond Town Square, located in Cleveland, Ohio. Additionally, we sold Virginia Center Commons, located in Glen Allen, Virginia on January 10, 2017 and we sold Gulf View Square, located in Port Richey, Florida and River Oaks Center, located in Chicago, Illinois on February 21, 2017, respectively (see "Acquisitions and Dispositions" below) and have classified these enclosed retail properties as held-for-sale as of December 31, 2016. We compared the fair value of each noncore property to its relative carrying value, which resulted in the recording of an impairment charge of approximately $21.9 million within the consolidated and combined statements of operations and comprehensive income (loss) for the year ended December 31, 2016. The impairment charge was attributed to the recent continued declines in the fair value of the properties and executed agreements entered into in 2016 to sell these properties at prices below the carrying value.
During the year ended December 31, 2015, we took an impairment charge of approximately $138 million primarily related to certain noncore properties, in addition to Forest Mall, located in Fond Du Lac, Wisconsin and Northlake Mall, located in Atlanta, Georgia, which were both sold on January 29, 2016, and Knoxville Center, located in Knoxville, Tennessee, which was sold on August 19, 2016. The impairment charge was due to the change in facts and circumstances when we decided to hold the assets for a shorter period which resulted in the carrying value not being recoverable from the projected cash flows.
During the third quarter of 2015, a major anchor tenant of Chesapeake Square, located in Chesapeake, Virginia, informed us of their intention to close their store at the property. The impending closure was deemed a triggering event and, therefore, we evaluated this property in conjunction with our quarterly impairment review and preparation of our financial statements for the quarter ended September 30, 2015. We compared the fair value to the related carrying value, which resulted in the recording of an impairment charge of approximately $9.9 million in the consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2015. Furthermore, we transferred ownership of this property to the mortgage lender on April 28, 2016 (see "Financing and Debt - Covenants" below).
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
Portfolio Data
The portfolio data discussed in this overview includes key operating statistics for the Company (including the Merger Properties for all periods) including ending occupancy, average base minimum rent per square foot and comparable NOI for the properties owned at December 31, 2016. These reporting metrics exclude the impact of three noncore properties and are thus deemed to be from our "core portfolio" or "core properties." Southern Hills Mall is also excluded from the metrics as the management and leasing of the property was transferred during the fourth quarter of 2016.
Core business fundamentals in the overall portfolio during 2016 were generally stable compared to 2015. Ending occupancy for the core properties was 94.0% as of December 31, 2016, as compared to 93.5% as of December 31, 2015. Average base minimum rent per square foot for the core portfolio increased by 0.2% when comparing December 31, 2016 to December 31, 2015. Comparable NOI increased 2.1% for the core portfolio and increased 1.8% for the portfolio including the noncore properties when comparing calendar year 2016 to 2015.

The following table sets forth key operating statistics for the combined portfolio of core properties or interests in properties (including the Merger Properties in each period reported):

	December 31, 2016	% Change	December 31, 2015	% Change	December 31, 2014
Ending occupancy (1)	94.0%	0.5%	93.5%	(0.3)%	93.8%
Average base minimum rent per square foot (2)	$21.67	0.2%	$21.63	1.4%	$21.33

(1)
Ending occupancy is the percentage of GLA which is leased as of the last day of the reporting period. We include all Company-owned space except for anchors, majors, freestanding office and outlots at our enclosed retail properties in the calculation of ending occupancy. Community center GLA included in the calculation relates to all Company-owned space other than office space. When including the three noncore properties, occupancy at December 31, 2016 was 93.5%.

(2)	Average base minimum rent per square foot is the average base minimum rent charge in effect for the reporting period for all tenants that would qualify to be included in ending occupancy.
Current Leasing Activities
During the year ended December 31, 2016, we signed new leases and renewal leases with terms in excess of a year (excluding enclosed retail property anchors, majors, offices, and in-line spaces in excess of 10,000 square feet) across the portfolio, comprising approximately 2,637,500 square feet. The average annual initial base minimum rent for new leases was $23.54 per square foot ("psf") and for renewed leases was $28.91 psf. For these leases, the average for tenant allowances was $35.28 psf for new leases and $4.86 psf for renewals. During the year ended December 31, 2015, we signed new leases and renewal leases with terms in excess of a year (excluding enclosed retail property anchors, majors, offices, and in-line spaces in excess of 10,000 square feet) across the portfolio, comprising approximately 2,371,900 square feet. The average annual initial base minimum rent for new leases was $24.08 psf and for renewed leases was $29.12 psf. For these leases, the average for tenant allowances was $31.52 psf for new leases and $6.48 psf for renewals.
Portfolio Summary
We have provided some of our key operating metrics for our core enclosed retail property portfolio in different tiers. The purpose of the disclosure is to provide some distinction between the characteristics of the enclosed retail properties. Tier 1 enclosed retail properties generally have higher occupancy, sales productivity and growth profiles, while Tier 2 enclosed retail properties are viable enclosed retail properties with lower productivity and modest growth profiles. The table below provides some of our key metrics for the enclosed retail property tiers as well as some key metrics for our community center portfolio:

	Property Count	Leased Occupancy %[1]		Store Sales Per Square Foot for 12 Months Ended[1]		Store Occupancy Cost %[1]		% of Total Comp NOI for 12 Months Ended[1]
		12/31/16	12/31/15	12/31/16	12/31/15	12/31/16	12/31/15	12/31/16
Community Centers	52	95.9%	96.0%					23.7%

Tier 1 Enclosed retail properties	37	93.6%	93.5%	$399	$398	12.2%	12.3%	53.7%
Tier 2- Enclosed retail properties	21	91.1%	89.0%	302	303	13.8%	13.8%	22.6%
Core Enclosed Retail Properties Subtotal	58	92.7%	91.9%	$368	$366	12.6%	12.7%	76.3%

Total Core Properties	110	94.0%	93.5%					100.0%
1Metrics only include properties owned as of December 31, 2016. Southern Hills Mall is excluded as it is managed by a third party, although still owned by the Company.

Enclosed Retail Property Tiers
The following table categorizes the enclosed retail properties into the respective tiers as of December 31, 2016:

Tier 1	Tier 2	Noncore(1)
Arbor Hills	Anderson Mall	Gulf View Square
Arboretum, The	Boynton Beach Mall	River Oaks Center
Ashland Town Center	Charlottesville Fashion Square	Virginia Center Commons
Bowie Town Center	Chautauqua Mall
Brunswick Square	Colonial Park Mall
Clay Terrace	Cottonwood Mall
Dayton Mall	Indian Mound Mall
Edison Mall	Irving Mall
Grand Central Mall	Lincolnwood Town Center
Great Lakes Mall	Maplewood Mall
Jefferson Valley Mall	Mesa Mall
Lima Mall	New Towne Mall
Lindale Mall	Northtown Mall
Longview Mall	Oak Court Mall
Malibu Lumber Yard	Rolling Oaks Mall
Mall at Fairfield Commons, The	Rushmore Mall
Mall at Johnson City, The	Seminole Towne Center
Markland Mall	Sunland Park Mall
Melbourne Square	Towne West Square
Morgantown Mall	Valle Vista Mall
Muncie Mall	West Ridge Mall
Northwoods Mall
Oklahoma City Properties
Orange Park Mall
Paddock Mall
Pearlridge Center
Polaris Fashion Place
Port Charlotte Town Center
Scottsdale Quarter
Southern Park Mall
The Outlet Collection | Seattle
Town Center at Aurora
Town Center Crossing & Plaza
Waterford Lakes Town Center
Weberstown Mall
Westminster Mall
WestShore Plaza

(1)	Virginia Center Commons was sold on January 10, 2017 and Gulf View Square and River Oaks were sold on February 21, 2017 (see section - "Acquisitions and Dispositions").

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

New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." ASU No. 2014-09 revises GAAP by offering a single comprehensive revenue recognition standard instead of numerous revenue requirements for particular industries or transactions, which sometimes resulted in different accounting for economically similar transactions. An entity has the option to apply the provisions of ASU No. 2014-09 either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying this standard recognized at the date of initial application. On July 9, 2015, the FASB announced it would defer the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date. The FASB also decided to permit early adoption of the standard, but not before the original effective date of December 15, 2016. This new standard will be effective for the Company on January 1, 2018 and at that point certain of our revenue streams will be impacted. The impacted revenue streams primarily consist of fees earned from management, development, and leasing services provided to joint ventures in which we own an interest, sales of real estate, and other ancillary income earned from our properties. In 2016, these revenues were less than 1% of consolidated revenue. We expect that fee income earned from our joint ventures for the above-mentioned services will generally be recognized in a manner consistent with our current measurement and patterns of recognition. As a result, we do not expect the adoption of this standard to have a significant impact on our consolidated results of operations upon adoption in 2018. We expect to adopt the standard using the modified retrospective approach, which requires a cumulative effect adjustment as of the date of adoption.
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)." ASU No. 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. It is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. From a lessee perspective, the Company currently has seven ground leases that, under the new guidance, will result in the recognition of a lease liability and corresponding right-of-use asset. From a lessor perspective, the new guidance remains mostly similar to current rules, though contract consideration will now be allocated between lease and non-lease components. Non-lease components allocations will be recognized under ASU 2014-09, and we expect that this will result in a different pattern of recognition for certain non-lease components, including for fixed common-area ("CAM") revenues. In addition, ASU 2016-02 limits the capitalization of leasing costs to initial direct costs, which will likely result in a reduction to our capitalized leasing costs and an increase to general and administrative expense, though the amount of such changes is highly dependent upon the leasing compensation structures in place at the time of adoption. We are currently evaluating the impact the adoption of this standard will have on our consolidated financial statements.
In February 2015, the FASB issued ASU No. 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis" which changed the way reporting enterprises must evaluate the consolidation of limited partnerships, variable interests and similar entities. Among other things, the changes eliminated the presumption in the voting model that a general partner controls a limited partnership. However, a general partner may consolidate a limited partnership under the variable interest model, depending on the facts and circumstances. It was effective for annual reporting periods beginning after December 15, 2015, but early adoption was permitted. WPG Inc. reevaluated whether to consolidate WPG L.P., now considered a VIE, under the new guidance. Based on the facts and circumstances, WPG Inc. concluded that it may continue to consolidate WPG L.P. under the variable interest model as the primary beneficiary of the limited partnership. Ultimately, the new guidance did not impact any of our previous conclusions regarding consolidation.
In April 2015, the FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs." This standard amended existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of as a deferred charge. It was effective for annual reporting periods beginning after December 15, 2015, but early adoption was permitted. This new guidance reduced total assets and total long-term debt on our consolidated balance sheets by amounts ($14.6 million and $19.9 million as of December 31, 2016 and December 31, 2015, respectively) previously classified as deferred debt issuance costs, but did not have any other effect on our consolidated financial statements.

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
In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230)." ASU No. 2016-15 is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. It is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years with early adoption permitted. In addition, in November 2016, the Emerging Issues Task Force ("EITF") of the FASB issued EITF Issue 16-A "Restricted Cash," requiring that a statement of cash flows explain the change during the period in total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash would be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance is also effective for fiscal years beginning after December 15, 2017, including interim periods and also requires a retrospective transition approach. These new standards require a retrospective transition approach. The Company has $29.2 million and $38.9 million of restricted cash on its consolidated balance sheets as of December 31, 2016 and 2015, respectively, whose cash flow statement classification will change to align with the new guidance upon adoption of these updates. We are currently evaluating our plans regarding the adoption date of these new standards.
In January 2017, the FASB issued ASU 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business," that provides guidance to assist entities with evaluating when a set of transferred assets and activities (set) is a business. The new guidance requires an acquirer to determine if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of assets; if so, the set of transferred assets and activities is not a business. The guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years with early adoption permitted. The new guidance will be applied on a prospective basis for transactions that occur within the period of adoption. Upon adoption of this standard, the Company anticipates that more property acquisitions will be accounted for under asset acquisition accounting rather than business combination accounting, which will result in the capitalization of transactions costs rather than expensing of said costs under the current guidance. We will early adopt this standard prospectively as of January 1, 2017, as permitted under the standard.
Results of Operations
The following acquisitions, dispositions and developments affected our results in the comparative periods:

•	On December 29, 2016, we transitioned River Valley Mall, located in Lancaster, Ohio, to the lender.

•	On November 10, 2016, we sold Richmond Town Square, located in Cleveland, Ohio.

•	On August 19, 2016, we sold Knoxville Center, located in Knoxville, Tennessee.

•	On June 9, 2016, we transitioned Merritt Square Mall, located in Merritt Island, Florida, to the lender.

•	On April 28, 2016, we transitioned Chesapeake Square, located in Chesapeake, Virginia, to the lender.

•	On January 29, 2016, we sold Forest Mall, located in Fond Du Lac, Wisconsin and Northlake Mall, located in Atlanta, Georgia.

•	On June 1, 2015, we completed the transaction forming the O'Connor Joint Venture.

•	On January 15, 2015, we acquired 23 properties in the Merger.

•	On January 13, 2015, we acquired Canyon View Marketplace, a 43,000 square foot shopping center located in Grand Junction, Colorado.

•
On December 1, 2014, we acquired our partner's 50 percent interest in Whitehall Mall, a 613,000 square foot shopping center located in Whitehall, Pennsylvania. This property was previously accounted for under the equity method, but is now consolidated as it is wholly-owned post-acquisition.

•	On July 17, 2014, we sold Highland Lakes Center, located in Orlando, Florida.

•	On June 23, 2014, we sold New Castle Plaza, located in New Castle, Indiana.

•
On June 20, 2014, we acquired our partner's 50 percent interest in Clay Terrace, a 577,000 square foot lifestyle center located in Carmel, Indiana. This property was previously accounted for under the equity method, but is now consolidated as it is wholly-owned post-acquisition.

•
On June 18, 2014, we acquired our partner's interest in a portfolio of seven open-air shopping centers, consisting of four centers located in Florida, and one each in Indiana, Connecticut and Virginia. These properties were previously accounted for under the equity method, but are now consolidated.

In addition to the above, the following dispositions of interests in joint venture properties affected our income from unconsolidated entities in the comparative periods:

•
On February 28, 2014, SPG disposed of its interest in one unconsolidated shopping center held within a portfolio of interests in properties, the remainder of which is included within the WPG Legacy Properties.

For the purposes of the following comparisons, the properties acquired in the Merger transaction, including the impact of the deconsolidation of certain properties in the O'Connor Joint Venture transaction and the transitioning to the lenders of River Valley Mall and Merritt Square Mall (both causing decreases period over period), are referred to as the "Merger Properties" and the other transactions listed above are referred to as the "Property Transactions." In the following discussions of our results of operations, "comparable" refers to the remaining properties we owned and operated throughout both years in the year-to-year comparisons.
Year Ended December 31, 2016 vs. Year Ended December 31, 2015
Minimum rents decreased $50.3 million, primarily due to a $37.6 million decrease related to the Merger Properties and $12.8 million decrease related to the Property Transactions offset by a $0.1 million increase attributable to the comparable properties. Overage rents decreased $1.2 million primarily attributable to the Merger Properties. Tenant reimbursements decreased $23.3 million due to a $5.5 million decrease attributable to the Property Transactions and a net $18.0 million decrease attributable to the Merger Properties offset by a $0.2 million increase attributable to the comparable properties. Other income decreased $3.1 million, primarily due to a $3.6 million decrease from the comparable properties primarily due to lease settlements that occurred in 2015 and a $2.3 million decrease attributable to sponsorship income at the comparable properties, partially offset by a $2.8 million increase in management, leasing and development fee income from the O'Connor Joint Venture.
Total operating expenses decreased $229.1 million, of which $61.7 million was attributable to the Merger Properties, $20.5 million was attributable to the Property Transactions and $8.0 million was attributable to the comparable properties, primarily related to decreased depreciation on fully depreciated assets, $10.8 million was attributable to a net decrease in general and administrative expenses, $2.0 million was attributable to a net decrease in merger, restructuring and transaction costs, primarily attributable to the management transition that occurred during the year ended 2015, and $126.1 million was attributable to a net decrease in impairment losses recorded during the year ended 2016.
Interest expense, net, decreased $3.7 million, due to a $5.8 million decrease attributable to the repayment of certain mortgages in 2015 and a $5.8 million decrease attributable to the Merger Properties, which were partially offset by a $6.8 million increase attributable to additional interest on borrowings to finance the Merger transaction (net of Bridge Loan fees written off in 2015) and a $1.1 million increase related to default interest on properties transitioned or to be transitioned to lenders.
Gain on extinguishment of debt recognized in the 2016 period consisted of $34.6 million net gain from the transitioning of River Valley Mall, Merritt Square Mall, and Chesapeake Square to the lenders. There was no such gain in the 2015 period.
(Loss) gain on disposition of interests in properties recognized in the 2016 period consisted of the $2.0 million loss from the sales of Richmond Town Square, Knoxville Center, Forest Mall, and Northlake Mall and in the 2015 period consisted of the $4.2 million gain related to the O'Connor Joint Venture transaction.
Preferred share dividends relate to the 8.125% Series G Cumulative Redeemable Preferred Stock (the "Series G Preferred Shares"), the 7.5% Series H Cumulative Redeemable Preferred Stock (the "Series H Preferred Shares"), and the 6.875% Series I Cumulative Redeemable Preferred Stock (the "Series I Preferred Shares") issued in conjunction with the Merger. Preferred dividends decreased $2.0 million primarily related to the Series G Preferred Shares, which were redeemed in full on April 15, 2015.

For WPG Inc., net income (loss) attributable to noncontrolling interests primarily relates to the allocation of income (loss) to third parties based on their respective weighted average ownership interest in WPG L.P., which percentage remained consistent over the periods.
Year Ended December 31, 2015 vs. Year Ended December 31, 2014
Minimum rents increased $179.5 million, of which the Merger Properties accounted for $163.5 million and the Property Transactions accounted for $19.2 million. Comparable rents decreased $3.2 million, or 0.7%, primarily attributable to a slight decrease in base minimum rents. Overage rents increased $4.7 million primarily attributable to the Merger Properties. Tenant reimbursements increased $64.9 million due to $62.3 million attributable to the Merger Properties and $5.7 million attributable to the Property Transactions, partially offset by a $3.1 million decrease from comparable properties. Other income increased $11.3 million due to $5.0 million attributable to the Merger Properties, $3.6 million of management, leasing and development fee income from the O'Connor Joint Venture, $0.1 million attributable to the Property Transactions and a net $2.6 million increase from comparable properties primarily attributable to lease settlements.
Total operating expenses increased $403.8 million, of which $35.7 million was attributable to general and administrative expenses associated with WPG Inc. operating as a separate, publicly-traded company, $22.8 million was attributable to transaction costs associated with the Merger and $148.0 million related to impairment losses recorded in the 2015 period. Of the remaining $197.3 million increase, $218.7 million was attributable to the Merger Properties and $18.1 million was attributable to the Property Transactions. These amounts are partially offset by the $38.9 million of spin-off costs incurred during the 2014 period related to our separation from SPG and a net $0.6 million decrease attributable to the comparable properties.
Interest expense increased $57.5 million, of which $28.2 million was attributable to net borrowings to finance the Merger transaction and $27.1 million was attributable to the additional property mortgages assumed in the Merger. Of the remaining $2.2 million increase, $4.2 million was attributable to mortgages placed on seven previously unencumbered properties during 2014, $7.1 million was attributable to borrowings on the Facility, $0.7 million was attributable to borrowings on the December 2015 Term Loan (defined below) and $0.1 million was attributable to the Property Transactions. These increases were partially offset by an $8.5 million decrease attributable to the repayment and refinancing of certain mortgages in 2014 and 2015 and a $1.4 million decrease primarily attributable to lower interest on the amortizing loan balances of the comparable properties.
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
Liquidity and Capital Resources
Our primary uses of cash include payment of operating expenses, working capital, debt repayment, including principal and interest, reinvestment in properties, development and redevelopment of properties, tenant allowance and share/unit dividends. Our primary sources of cash are operating cash flow and borrowings under our debt arrangements, including our senior unsecured revolving credit facility, or "Revolver," and three senior unsecured term loans, as further discussed below.
Because we own primarily long-lived income-producing assets, our financing strategy relies on long-term fixed rate mortgage debt as well as floating rate debt (including unsecured financing such as the Revolver and our term loans). At December 31, 2016, floating rate debt (excluding loans hedged to fixed interest) comprised 24.3% of our total consolidated debt. We will continue to monitor our borrowing mix to limit market risk. We derive most of our liquidity from leases that generate positive net cash flow from operations, the total of which was $289.8 million during the year ended December 31, 2016.
Our balance of cash and cash equivalents decreased $56.9 million during 2016 to $59.4 million as of December 31, 2016. The decrease was primarily due to the net repayment of debt and capital expenditures, partially offset by operating cash flow from properties and proceeds from disposition of properties. See "Cash Flows" below for more information.

On December 31, 2016, we had an aggregate available borrowing capacity of $591.7 million under the Revolver, net of outstanding borrowings of $308.0 million and $0.3 million reserved for outstanding letters of credit. The weighted average interest rate on the Revolver was 1.8% for the year ended December 31, 2016.
The consolidated indebtedness of our business was approximately $3.5 billion as of December 31, 2016, or a decrease of approximately $142.2 million from December 31, 2015. The change in consolidated indebtedness from December 31, 2015 is described in greater detail under "Financing and Debt."
Outlook
Our business model and WPG Inc.'s status as a REIT requires us to regularly access the debt markets to raise funds for acquisition, development and redevelopment activity, and to refinance maturing debt. We may also, from time to time, access the equity capital markets to accomplish our business objectives. We believe we have sufficient cash on hand, availability under the Revolver and cash flow from operations to address our debt maturities, distributions and capital needs through 2017.
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
Cash Flows
Our net cash flow from operating activities totaled $289.8 million during 2016. During 2016, we also:

•	funded capital expenditures of $173.6 million,

•	funded net amounts of restricted cash reserves held for future capital expenditures of $2.0 million,

•	received net proceeds from the disposition of properties of $22.7 million,

•	funded investments in unconsolidated entities of $11.6 million,

•	received distributions of capital from unconsolidated entities of $38.6 million,

•	funded a net amount of lender-required restricted cash reserves on mortgage loans of $3.0 million,

•	received net proceeds from our debt financing, refinancing and repayment activities of $17.2 million; and

•	funded distributions to common and preferred shareholders and unitholders of $235.1 million.
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
We expect to generate positive cash flow from operations in 2017, and we consider these projected cash flows in our sources and uses of cash. These cash flows are principally derived from rents paid by our retail tenants. A significant deterioration in projected cash flows from operations could cause us to increase our reliance on available funds from our debt arrangements, curtail planned capital expenditures, or seek other additional sources of financing as discussed above.

Financing and Debt
Mortgage Debt
Total mortgage indebtedness at December 31, 2016 and 2015 was as follows (in thousands):

	December 31, 2016	December 31, 2015
Face amount of mortgage loans	$1,610,429	$1,782,103
Fair value adjustments, net	12,661	17,683
Debt issuance cost, net	(5,010)	(6,347)
Carrying value of mortgage loans	$1,618,080	$1,793,439

A roll forward of mortgage indebtedness from December 31, 2015 to December 31, 2016 is summarized as follows (in thousands):

Balance at December 31, 2015	$1,793,439
Debt amortization payments	(16,526)
Debt borrowings, net	4,530
Debt cancelled upon lender foreclosures, net of debt issuance costs of $0.3 million	(159,828)
Amortization of fair value and other adjustments	(5,022)
Amortization of debt issuance costs	1,487
Balance at December 31, 2016	$1,618,080
On October 1, 2016, the Company exercised the second of two options to extend the maturity date of the principal amount of the mortgage loan on WestShore Plaza, located in Tampa, Florida, for one year. The extended maturity date is October 1, 2017.
On June 8, 2016, the Company borrowed $65.0 million under a term loan secured by ownership interests in Weberstown Mall, located in Stockton, California (the "June 2016 Secured Loan"). The June 2016 Secured Loan bears interest at one-month LIBOR plus 1.75% and will initially mature on June 8, 2018, subject to three one-year extensions available at our option subject to compliance with the terms of the underlying loan agreement and payment of customary extension fees. The interest rate on the June 2016 Secured Loan may vary in the future based on the Company's credit rating. The Company used the proceeds from the June 2016 Secured Loan to repay the $60.0 million mortgage loan secured by Weberstown Mall and for other general corporate purposes. As of December 31, 2016, the balance was $64.6 million, net of $0.4 million of debt issuance costs, and the applicable interest rate was 2.5%.
The aggregate principal amount of mortgage loans secured by Chesapeake Square, Merritt Square Mall, and River Valley Mall were extinguished upon the properties transitioning to the lenders on April 28, 2016, June 9, 2016, and December 29, 2016, respectively (see below for further discussion).
Highly-levered Assets
We have identified three mortgage loans that have leverage levels in excess of our targeted leverage and have worked with, or have plans to work with, the special servicers on these non-recourse mortgages. We received notices of default for the mortgage notes relating to Mesa Mall in Grand Junction, Colorado, and Southern Hills Mall in Sioux City, Iowa. See "Covenants" below for further discussion on these notices of default. We have also identified Valle Vista Mall in Harlingen, Texas as over-levered and expect to commence discussions with the special servicer on this loan as well. As of December 31, 2016, the mortgages on the highly-levered properties totaled $228.8 million and we expect to improve our leverage once all, or a portion of them, are transitioned to the lenders, with minimal impact to net cash flows.

Unsecured Debt
The Facility
On May 15, 2014, we closed on the Revolver, and a senior unsecured term loan, or "Term Loan" (collectively referred to as the "Facility"). The Revolver provides borrowings on a revolving basis up to $900 million, bears interest at one-month LIBOR plus 1.25%, and will initially mature on May 30, 2018, subject to two, six-month extensions available at our option subject to compliance with the terms of the Facility and payment of a customary extension fee. The Term Loan provides borrowings in an aggregate principal amount up to $500 million, bears interest at one-month LIBOR plus 1.45%, and will initially mature on May 30, 2017, subject to two, 12-month extensions available at our option subject to compliance with the terms of the Facility and payment of a customary extension fee. Our intent is to exercise the first extension. On July 6, 2016, the Company executed interest rate swap agreements totaling $200.0 million, which effectively fixed the interest rate on a portion of the Term Loan at 2.04% through August 1, 2018. The interest rate on the Facility may vary in the future based on the Company's credit rating.
At December 31, 2016, borrowings under the Facility consisted of $308.0 million outstanding under the Revolver (before debt issuance costs, net of $1.8 million) and $500.0 million outstanding under the Term Loan. On December 31, 2016, we had an aggregate available borrowing capacity of $591.7 million under the Facility, net of $0.3 million reserved for outstanding letters of credit. At December 31, 2016, the applicable interest rate on the Revolver was one-month LIBOR plus 1.25%, or 2.02%, and the applicable interest rate on the unhedged portion of the Term Loan was one-month LIBOR plus 1.45%, or 2.22%.
Term Loans
On December 10, 2015, the Company borrowed $340.0 million under an additional new term loan (the "December 2015 Term Loan"), pursuant to a commitment received from bank lenders. The December 2015 Term Loan bears interest at one-month LIBOR plus 1.80% and will mature in January 2023. On December 11, 2015, the Company executed interest rate swap agreements totaling $340.0 million which effectively fixed the interest rate on the December 2015 Term Loan at 3.51% through January 2023. The interest rate on the December 2015 Term Loan may vary in the future based on the Company's credit rating. The Company used the proceeds from the December 2015 Term Loan to repay outstanding amounts on the Revolver and for other general corporate purposes. As of December 31, 2016, the balance was $336.9 million, net of $3.1 million of debt issuance costs.
On June 4, 2015, the Company borrowed $500.0 million under a new term loan (the "June 2015 Term Loan"), pursuant to a commitment received from bank lenders. The June 2015 Term Loan bears interest at one-month LIBOR plus 1.45% and will mature in March 2020. On June 19, 2015, the Company executed interest rate swap agreements totaling $500.0 million, with an effective date of July 6, 2015, which effectively fixed the interest rate on the June 2015 Term Loan at 2.56% through June 2018. The interest rate on the June 2015 Term Loan may vary in the future based on the Company's credit rating. The Company used the proceeds from the June 2015 Term Loan to repay the remaining outstanding balance on the Bridge Loan (defined below). As of December 31, 2016, the balance was $497.6 million, net of $2.4 million of debt issuance costs.
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
The Company incurred $10.4 million of Bridge Loan commitment, structuring and funding fees. Upon full repayment of the Bridge Loan, the Company accelerated amortization of the deferred loan costs, resulting in total amortization of $10.4 million included in interest expense in the consolidated and combined statements of operations and comprehensive income (loss) for the year ended December 31, 2015.
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
As of December 31, 2016, the balance outstanding under the Exchange Notes was $247.6 million, net of $2.4 million of debt discount and issuance costs.
Covenants
Our unsecured debt agreements contain financial and other covenants. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by one or more of the respective lenders including adjustments to the applicable interest rate. As of December 31, 2016, management believes the Company is in compliance with all covenants of its unsecured debt.
The total balance of mortgages was approximately $1.6 billion as of December 31, 2016. At December 31, 2016, certain of our consolidated subsidiaries were the borrowers under 30 non-recourse loans, one full-recourse loan and one partial-recourse loan secured by mortgages encumbering 36 properties, including two separate pools of cross-defaulted and cross-collateralized mortgages encumbering a total of six properties. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt instruments contain financial and other non-financial covenants which are specific to the properties which serve as collateral for that debt. Our existing non-recourse mortgage loans generally prohibit our subsidiaries that are borrowers thereunder from incurring additional indebtedness, subject to certain customary and limited exceptions. In addition, certain of these instruments limit the ability of the applicable borrower's parent entity from incurring mezzanine indebtedness unless certain conditions are satisfied, including compliance with maximum loan to value ratio and minimum debt service coverage ratio tests. Further, under certain of these existing agreements, if certain cash flow levels in respect of the applicable mortgaged property (as described in the applicable agreement) are not maintained for at least two consecutive quarters, the lender could accelerate the debt and enforce its right against its collateral. If the borrower fails to comply with these covenants, the lenders could accelerate the debt and enforce its right against their collateral.
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
On August 8, 2016, we received a notice of default letter, dated August 4, 2016, from the special servicer to the borrower concerning the $44.9 million mortgage loan secured by River Valley Mall. The letter was sent because the borrower, a consolidated subsidiary of the Company, did not repay the loan in full by its January 11, 2016 maturity date. On December 29, 2016, we transferred title of the property to the mortgage lender pursuant to the terms of a deed-in-lieu of foreclosure agreement entered into by the Company's affiliate and the mortgage lender.
On October 8, 2015, we received a notice of default letter, dated October 5, 2015, from the special servicer to the borrower of the $52.9 million mortgage loan secured by Merritt Square Mall.  The letter was sent because the borrower, a consolidated subsidiary of the Company, did not repay the loan in full by its September 1, 2015 maturity date. On May 25, 2016, the trustee on behalf of the mortgage lender conducted a non-judicial foreclosure sale of Merritt Square Mall, in which the Company's affiliate previously held a 100% ownership interest. The mortgage lender was the successful bidder at the sale and ownership transferred on June 9, 2016. The Company managed the property through and including July 31, 2016.
On October 30, 2015, we received a notice of default letter, dated that same date, from the special servicer to the borrower concerning the $62.4 million mortgage loan that matures on February 1, 2017 and was secured by Chesapeake Square.  The default resulted from an operating cash flow shortfall at the property in October 2015 that the borrower, a consolidated subsidiary of the Company, did not cure. On April 21, 2016, the trustee on behalf of the mortgage lender conducted a non-judicial foreclosure of Chesapeake Square, in which the Company's affiliate previously held majority ownership interest. The mortgage lender was the successful bidder at the sale and ownership transferred on April 28, 2016.

Upon the ownership transfers of River Valley Mall, Merritt Square Mall, and Chesapeake Square, the Company recognized a net gain of $34.6 million based on the cancellation of outstanding mortgage debt of $160.1 million, which is included in gain on extinguishment of debt, net in the consolidated and combined statements of operations and comprehensive income (loss) for the year ended December 31, 2016.
At December 31, 2016, management believes the applicable borrowers under our other non-recourse mortgage loans were in compliance with all covenants where non-compliance could individually, or giving effect to applicable cross-default provisions in the aggregate, have a material adverse effect on our financial condition, results of operations or cash flows. As mentioned earlier, in addition to the properties mentioned above, we have identified Valle Vista Mall as over-levered. We expect to commence discussions with the special servicer on the loan encumbering this property prior to loan maturity. The Company has assessed each of these properties for impairment indicators and has concluded no impairment charges are warranted as of December 31, 2016.
Summary of Financing
Our consolidated debt and the effective weighted average interest rates as of December 31, 2016 and 2015 consisted of the following (dollars in thousands):

	December 31, 2016	Weighted Average Interest Rate	December 31, 2015	Weighted Average Interest Rate
Fixed-rate debt, face amount	$2,649,329	4.23%	$2,686,003	4.48%
Variable-rate debt, face amount	859,100	2.25%	964,850	1.91%
Total face amount of debt	3,508,429	3.75%	3,650,853	3.80%
Note discount	(47)		(60)
Fair value adjustments, net	12,661		17,683
Debt issuance costs, net	(14,639)		(19,875)
Total carrying value of debt	$3,506,404		$3,648,601

Contractual Obligations
The following table summarizes the material aspects of the Company's future obligations for consolidated entities as of December 31, 2016, assuming the obligations remain outstanding through maturities noted below (in thousands):

	2017	2018 - 2019	2020 - 2021	Thereafter	Total
Long-term debt (1)	$346,050	$1,007,341	$1,120,064	$1,034,974	$3,508,429
Interest payments (2)	112,783	202,925	104,651	58,368	478,727
Distributions (3)	12,936	3,028	—	—	15,964
Ground rent (4)	3,516	7,084	7,080	119,556	137,236
Purchase/tenant obligations (5)	60,403	—	—	—	60,403
Total	$535,688	$1,220,378	$1,231,795	$1,212,898	$4,200,759

(1)
Represents principal maturities only and therefore excludes net fair value adjustments of $12,661, debt issuance costs of $(14,639) and bond discount of $(47) as of December 31, 2016. In addition, the principal maturities reflect any available extension options within the control of the Company.

(2)	Variable rate interest payments are estimated based on the LIBOR rate at December 31, 2016.

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

The following table summarizes the material aspects of the Company's proportionate share of future obligations for unconsolidated entities as of December 31, 2016, assuming the obligations remain outstanding through initial maturities (in thousands):

	2017	2018 - 2019	2020 - 2021	Thereafter	Total
Long-term debt (1)	$1,766	$3,831	$42,809	$367,796	$416,202
Interest payments	16,907	33,514	30,329	50,410	131,160
Ground rent (2)	1,929	4,089	4,320	121,473	131,811
Purchase/tenant obligations (3)	6,702	—	—	—	6,702
Total	$27,304	$41,434	$77,458	$539,679	$685,875

(1)
Represents principal maturities only and therefore excludes net fair value adjustments of $7,718 and debt issuance costs of $(1,710) as of December 31, 2016. In addition, the principal maturities reflect any available extension options.

(2)	Represents minimum future lease payments due through the end of the initial lease term.

(3)	Includes amounts due under executed leases and commitments to vendors for development and other matters.
Off-Balance Sheet Arrangements
Off-balance sheet arrangements consist primarily of investments in joint ventures which are common in the real estate industry. Joint ventures typically fund their cash needs through secured debt financings obtained by and in the name of the joint venture entity. The joint venture debt is secured by a first mortgage, is without recourse to the joint venture partners, and does not represent a liability of the partners, except to the extent the partners or their affiliates expressly guarantee the joint venture debt. As of December 31, 2016, there were no guarantees of joint venture related mortgage indebtedness. In addition to obligations under mortgage indebtedness, our joint ventures have obligations under ground leases and purchase/tenant obligations. Our share of obligations under joint venture debt, ground leases and purchase/tenant obligations is quantified in the unconsolidated entities table within "Contractual Obligations" above. WPG may elect to fund cash needs of a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans, although such fundings are not required contractually or otherwise.
Equity Activity
The Separation
Prior to our May 28, 2014 separation from SPG, the financial statements were carved-out from SPG's books and records; thus, pre-separation ownership was solely that of SPG and noncontrolling interests based on their respective ownership interests in SPG L.P. on the date of separation (see "Overview—Basis of Presentation" for more information). Upon becoming a separate company on May 28, 2014, WPG Inc.'s ownership is now classified under the typical stockholders' equity classifications of common stock, capital in excess of par value and retained earnings, while WPG L.P.'s ownership has always been reflected under typical partnership classifications. Related to the separation, 155,162,597 shares of WPG Inc. common stock were issued to common shareholders of SPG, with a like number of common units issued by WPG L.P. to WPG Inc. as consideration for the common shares issued, and 31,575,487 WPG L.P. common units were issued to limited partners of SPG L.P.
The Merger
Related to the Merger completed on January 15, 2015, WPG Inc. issued 29,942,877 common shares, 4,700,000 Series G Preferred Shares, 4,000,000 Series H Preferred Shares and 3,800,000 Series I Preferred Shares, and WPG L.P. issued to WPG Inc. a like number of common and preferred units as consideration for the common and preferred shares issued. Additionally, WPG L.P. issued to limited partners 1,621,695 common units and 130,592 WPG L.P. Series I‑1 Preferred Units. The preferred shares and units were issued as consideration for similarly-named preferred interests of GRT that were outstanding at the Merger date.
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
Exchange Rights
Subject to the terms of the limited partnership agreement of WPG L.P., limited partners in WPG L.P. have, at their option, the right to exchange all or any portion of their units for shares of WPG Inc. common stock on a one‑for‑one basis or cash, as determined by WPG Inc. Therefore, the common units held by limited partners are considered by WPG Inc. to be share equivalents and classified as noncontrolling interests within permanent equity, and classified by WPG L.P. as permanent equity. The amount of cash to be paid if the exchange right is exercised and the cash option is selected will be based on the market value of WPG Inc.'s common stock as determined pursuant to the terms of the WPG L.P. Partnership Agreement. At December 31, 2016, WPG Inc. had reserved 35,127,735 shares of common stock for possible issuance upon the exchange of units held by limited partners.
The holders of the Series I-1 Preferred Units have, at their option, the right to have their units purchased by WPG L.P. subject to the satisfaction of certain conditions. Therefore, these preferred units are classified as redeemable noncontrolling interests outside of permanent equity.
Share Based Compensation
On May 28, 2014, the Board adopted the Washington Prime Group, L.P. 2014 Stock Incentive Plan (the "Plan"), which permits the Company to grant awards to current and prospective directors, officers, employees and consultants of the Company or an affiliate. An aggregate of 10,000,000 shares of common shares has been reserved for issuance under the Plan. In addition, the maximum number of awards to be granted to a participant in any calendar year is 500,000 shares/units. Awards may be in the form of stock options, stock appreciation rights, restricted stock, restricted stock units or other stock-based awards in WPG Inc., LTIPs or performance units ("Performance LTIP Units") in WPG, L.P. The Plan terminates on May 28, 2024.
Long Term Incentive Awards
Time Vested LTIP Awards
The Company has issued time-vested LTIP units ("Inducement LTIP Units") to certain executive officers and employees under the Plan, pursuant to LTIP Unit Award Agreements between the Company and each of the grant recipients. These awards will vest and the related fair value will be expensed over a four-year vesting period. During the year ended December 31, 2016, the Company did not grant any Inducement LTIP Units.
During the years ended December 31, 2015 and 2014, the Company awarded 203,215 and 283,610 Inducement LTIP Units, respectively, to certain executive officers and employees of the Company under the Plan, pursuant to LTIP Unit Award Agreements between the Company and each of the grant recipients.
The fair value of the Inducement LTIP Units of $8.4 million is being recognized as expense over the applicable vesting period. As of December 31, 2016, the estimated future compensation expense for Inducement LTIP Units was $1.0 million. The weighted average period over which the compensation expense will be recorded for the Inducement LTIP Units is approximately 2.0 years.
Performance Based Awards
2015 Awards
During 2015, the Company authorized the award of LTIP units subject to certain market conditions under Accounting Standards Codification 718 ("Performance LTIP Units") to certain executive officers and employees of the Company in the maximum total amount of 304,818 units, to be earned and related fair value expensed over the applicable performance periods, except in certain instances that result in accelerated vesting due to severance arrangements.
The Performance LTIP Units that were allocated during the year ended December 31, 2015 are market based awards with a service condition. Recipients may earn between 0% - 100% of the award based on the Company's achievement of total shareholder return ("TSR") goals. The Performance LTIP Units issued during 2015 relate to the following performance periods: from the beginning of the service period to (i) December 31, 2016 ("2015-First Special PP"), (ii) December 31, 2017 ("2015-Second Special PP"), and (iii) December 31, 2018 ("2015-Third Special PP"). There was no award for the 2015-First Special PP since our TSR was below the threshold level during 2016.

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
The Performance LTIP Units that were issued during the year ended December 31, 2014 are market based awards with a service condition. Recipients may earn between 0% - 100% of the award based on the Company's achievement of TSR goals. The Performance LTIP Units issued during 2014 relate to the following performance periods: from the beginning of the service period to (i) December 31, 2015 ("2014-First Special PP"), (ii) December 31, 2016 ("2014-Second Special PP"), and (iii) December 31, 2017 ("2014-Third Special PP"). There was no award for the 2014-First Special PP or 2014-Second Special PP since our TSR was below the threshold level during 2015 and 2016, respectively.
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
Vesting
The Performance LTIP awards that are earned, if any, will then be subject to a service-based vesting period. The vesting date would be January 15, 2018 for the 2015-Second Special PP. Awards earned under the 2015-Third Special PP would vest immediately upon the conclusion of the performance period and would require no subsequent service.
Awards earned under the 2014-Third Special PP would vest immediately upon the conclusion of the performance period and would require no subsequent service.
Annual Long-Term Incentive Awards
During 2016, the Company approved the performance criteria and maximum dollar amount of the 2016 annual awards (the "2016 Annual Long-Term Incentive Awards"), that generally range from 30%-100% of actual base salary earnings unless otherwise determined by contract, for certain executive officers and employees of the Company. The number of awards is determined by converting the cash value of the award to a number of restricted stock units (the "Allocated RSUs") based on the average closing price of WPG Inc.'s common shares for the final 15 days of 2016. Recipients are eligible to receive a percentage of the Allocated RSUs based on the Company's performance on its strategic goals detailed in the Company's 2016 cash bonus plan and the Company's relative TSR compared to a peer group based on companies with similar assets, operations, and revenue. Payout for 50% of the Allocated RSUs is based on the Company's performance on the strategic goals and the payout on the remaining 50% is based on the Company's TSR performance. Any 2016 Allocated RSUs earned will be granted in 2017 and vest one-third on each of January 1, 2018, 2019 and 2020. The fair value of the awards related to the Company's TSR performance will be expensed over the period from May 17, 2016 (when service began and award was approved by the Compensation Committee) through the end of the vesting period. If earned, the fair value of the portion of the awards based upon the Company's performance of the strategic goals will be recognized as expense over the period from the 2017 grant date through the end of the vesting period. Both the strategic goal component as well as the TSR performance were achieved at target, resulting in a 100% payout.
During 2015, the Company approved the performance criteria and maximum dollar amount of the 2015 annual LTIP unit awards (the "2015 Annual Long-Term Incentive Awards"), that generally range from 30%-300% of actual base salary earnings, for certain executive officers and employees of the Company. The number of awards is determined by converting the cash value of the award to a number of LTIP units (the "Allocated Units") based on the average closing price of WPG Inc.'s common shares for the final 15 days of 2015. Eventual recipients were eligible to receive a percentage of the Allocated Units based on the Company's performance on its strategic goals detailed in the Company's 2015 cash bonus plan and the Company's relative TSR compared to the MSCI REIT Index. Payout for 40% of the Allocated Units was based on the Company's performance on the strategic goals and the payout on the remaining 60% was based on the Company's TSR performance. The strategic goal component was achieved in 2015; however, the TSR was below threshold performance, resulting in only a 40% payout for this annual LTIP award. During the year ended December 31, 2016, the Company awarded 323,417 LTIP units related to the 2015 Annual Long-Term Incentive Awards, of which 108,118 vest in one-third installments on each of January 1, 2017, 2018 and 2019. The 94,106 LTIP units awarded to our former Executive Chairman fully vested on the grant date and the 121,193 LTIP units awarded to certain former executive officers fully vested on the applicable severance date pursuant to the underlying severance arrangements.

WPG Restricted Share Awards
As part of the Merger, unvested restricted shares held by certain GRT executive employees, which had an original vesting period of five years, were converted into 1,039,785 WPG restricted common shares (the “WPG Restricted Shares”). The WPG Restricted Shares will be amortized over the remaining life of the applicable vesting period, except for the portion of the awards applicable to pre-Merger service, which was included as equity consideration issued in the Merger.
The amount of compensation expense related to unvested restricted shares that we expect to recognize in future periods is $0.8 million over a weighted average period of 1.6 years. During the year ended December 31, 2016, the aggregate intrinsic value of shares that vested was $9.6 million. As of December 31, 2016, 150,579 WPG Restricted Shares were outstanding.
WPG Restricted Stock Unit Awards
The Company issues restricted stock units ("RSUs") to certain executive officers, employees, and non-employee directors of the Board of Directors (see "Board of Directors Compensation" for discussion regarding RSUs issued to non-employee directors). The RSUs are service-based awards and the related fair value is expensed over the applicable service periods, except in instances that result in accelerated vesting due to severance arrangements. During the year ended December 31, 2016, the Company issued 409,031 RSUs under the Plan with a fair value of $4.8 million, of which 284,483 RSUs with a fair value of $3.3 million relates to Mr. Louis G. Conforti's appointment as the Company's CEO in October 2016. As of December 31, 2016, 437,273 unvested RSUs were outstanding. The amount of compensation related to the unvested RSUs that we expect to recognize in future periods is $5.2 million.
Board of Directors Compensation
During 2016, we modified certain components of our director compensation program. From January 1, 2016 to June 20, 2016 (the “Period”), our non-employee members of the Board received as compensation for their services an $80,000 stipend paid in cash and $120,000 in equity awards in the form of RSU grants (the “Director Retainer Package”). Also, a current director, pursuant to a transition and consulting agreement, dated May 31, 2015, as amended, received a stipend of $350,000 per year, the Director Retainer Package, another stipend of $100,000 per year (the “Chairman Fee”) for serving as the non-executive Chairman of the Board during the Period, and was granted 5,332 RSUs, which vested on May 28, 2016. During the Period, the then non-employee directors were each granted 12,060 RSUs with an aggregate grant date fair value of $720,000, which is being recognized as an expense over the vesting period ending on May 28, 2017.
On June 20, 2016, the Board modified Board compensation and approved an increase in the cash component of the Director Retainer Package from $80,000 to $110,000 with no changes to the equity portion of the package. Additional RSU grants of 11,331 were made on June 20, 2016 to each of the two new directors that joined the Board on that date. These grants had an aggregate grant date fair value of $240,000 which is being recognized as expense over the vesting period ending May 28, 2017. Another RSU grant of 8,727 was issued to another new director elected to the Board on August 30, 2016. This grant had an aggregate grant date fair value of $120,000 which is also being recognized as expense over the vesting period ending May 28, 2017. In connection with the election of the two new directors on June 20, 2016, the non-executive Chairman resigned from the position of non-executive Chairman and payment of the Chairman Fee to him for serving in that position was discontinued. In connection with the resignation, the Board elected a current director to serve as Chairman of the Board, and the Governance and Nominating Committee approved an annual stipend of $350,000 for the new Chairman to serve in that capacity in addition to the Director Retainer Package.
In August 2016, an additional director retired from the Board and the Compensation Committee approved the acceleration of the vesting date of certain RSUs that were awarded in May 2016 from May 17, 2017 to August 30, 2016. In connection with the resignation of an additional director on June 20, 2016, the Compensation Committee also accelerated the vesting date of the RSUs that were received in May 2016 as part of the Director Retainer Package from May 17, 2017 to June 20, 2016. Additionally, Mr. Conforti became our Interim CEO on June 20, 2016 and at that time became ineligible to receive the Director Retainer Package as an employee director. Mr. Conforti forfeited the RSUs he received in May 2016 after being appointed Interim CEO. Lastly, the Board formed a special ad hoc committee of five disinterested directors at the beginning of 2016 to review, assess, and evaluate certain strategic alternatives for the Company. The Committee was instituted from January 2016 until August 2016. To compensate the special committee members for the additional time and work they assumed in serving on the committee during the course of 2016, special cash stipends were approved by the Nominating and Governance Committee for each of the special committee members. Two of the directors, including Mr. Conforti, received $500,000 each and three of the directors received $50,000 each.
On May 21, 2015, the Board approved annual compensation for the period of May 28, 2015 through May 27, 2016 for the non-employee members of the Board. Each non-employee director's annual compensation totaled $200,000 based on a combination of cash and RSUs granted under the Plan. During 2015, the five non-employee directors were each granted RSUs for 8,403 shares with an aggregate grant date fair value of $600,000, which was recognized as expense over the vesting period ending on May 28, 2016.

Stock Options
Options granted under the Company's Plan generally vest over a three year period, with options exercisable at a rate of 33.3% per annum beginning with the first anniversary on the date of the grant. These options were valued using the Black-Scholes pricing model and the expenses associated with these options are amortized over the requisite vesting period.
During the year ended December 31, 2016, 247,500 stock options were granted from the Plan to employees, 53,080 stock options were exercised by employees and 362,025 stock options were canceled, forfeited or expired. As of December 31, 2016, there were 977,576 stock options outstanding.
Share Award Related Compensation Expense
During the years ended December 31, 2016, 2015 and 2014, the Company recorded share award related compensation expense pertaining to the award and option plans noted above within the consolidated and combined statements of operations and comprehensive income (loss) as indicated below (amounts in millions):

	For the Year Ended December 31,
	2016	2015	2014
Merger, restructuring and transaction costs	$9.5	$4.0	$—
General and administrative	4.6	10.1	1.8
Total expense	$14.1	$14.1	$1.8
Distributions
During the years ended December 31, 2016 and 2015, the Board declared common share/unit dividends of $1.00 per common share/unit, respectively.
On February 21, 2017, the Board declared common share/unit dividends of $0.25 per common share. The dividend is payable on March 15, 2017 to shareholders/unitholders of record on March 8, 2017.
Redeemable Noncontrolling Interests for WPG Inc.
The non-controlling interests in both the Arbor Hills joint venture and the Oklahoma City Properties joint venture are redeemable at the option of the holders under certain circumstances according to the terms of the respective joint venture agreements. These noncontrolling interests are presented as redeemable noncontrolling interests outside of permanent equity on the Company's consolidated balance sheets for the years ended December 31, 2016 and 2015. The Company adjusts the carrying amount of the redeemable noncontrolling interests to their maximum redemption value at the end of each reporting period, after allocating their pro-rata amount of net income (loss) and any contributions received, or distributions to, the redeemable noncontrolling interests. Changes in the redemption value of the redeemable noncontrolling interests are recorded within shareholder’s equity. Future reductions in the carrying amounts are limited to the original recorded fair value of the redeemable noncontrolling interests. The Company estimates the maximum redemption amounts based upon the terms of the applicable joint venture agreement, using Level 3 inputs such as: expected market capitalization rates, discount rates, and estimated future cash flows. As part of the Company's fourth quarter 2016 evaluation, the Company recorded an adjustment of $5.5 million to redeemable noncontrolling interest in order to reflect the redeemable noncontrolling interest at maximum redemption value, which we believe approximates the fair value for such interests.
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
On January 15, 2015, we acquired the Merger Properties (see details under "Overview - Basis of Presentation - The Merger" above).

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
On February 21, 2017, we completed the sale of Gulf View Square and River Oaks Center to private real estate investors for an aggregate purchase price of $42 million. The Company used the net proceeds to reduce the balance of corporate debt.
On January 10, 2017, we completed the sale of Virginia Center Commons to a private real estate investor for a purchase price of $9 million. The Company used the net proceeds to reduce the balance of corporate debt.
On November 10, 2016, we completed the sale of Richmond Town Square to a private real estate investor for a purchase price of $7.3 million. The Company used the net proceeds to reduce the balance of corporate debt.
On November 2, 2016, we entered into a definitive agreement providing for an additional joint venture with O'Connor with respect to the ownership and operation of seven of the Company's retail properties (see details under "Overview - Basis of Presentation - The O'Connor Joint Venture"). The Company expects to close on this transaction during the second quarter of 2017.
On August 19, 2016, the Company completed the sale of Knoxville Center to a private real estate investor (the "Buyer") for a purchase price of $10.1 million. The sales price consisted of $3.9 million paid to the Company at closing and the issuance of a promissory note for $6.2 million from the Buyer to the Company with an interest rate of 5.5% per annum. The note balance is due on February 28, 2017, with one six-month extension available to the Buyer. As of December 31, 2016, the Buyer was current on their interest payments. The net proceeds from the transactions were used to reduce the balance outstanding under the Revolver.
On January 29, 2016, we completed the sale of Forest Mall and Northlake Mall to private real estate investors (the "Buyers") for an aggregate purchase price of $30 million, which was classified as real estate held for sale on the accompanying consolidated balance sheet as of December 31, 2015. The sales price consisted of $10 million paid to us at closing and the issuance of a promissory note for $20 million from us to the Buyers with an interest rate of 6% per annum. On June 29, 2016, the Buyers repaid $4.4 million of the promissory note balance and exercised a six-month extension option. The remaining $15.6 million note balance was repaid in full on January 4, 2017. The proceeds from the transaction were used to reduce the balance outstanding under the Facility.
In connection with the 2016 sales, the Company recorded a $2.0 million net loss, which is included in (loss) gain on disposition of interest in properties, net in the consolidated and combined statements of operations and comprehensive income (loss) for the year ended December 31, 2016.
On December 29, 2016, June 9, 2016 and April 28, 2016, River Valley Mall, Merritt Square Mall and Chesapeake Square were transitioned to the lenders, respectively (see "Financing and Debt" above for further discussion). Upon the ownership transfers, we reduced our debt by $160.1 million.
On June 1, 2015, we completed the transaction forming the O'Connor Joint Venture with regard to the ownership and operation of the O'Connor Properties, consisting of five of our enclosed retail properties and certain related out-parcels acquired in the Merger. Under the terms of the joint venture agreement, we retained a 51% interest and sold a 49% interest to the third party partner (see details under "Overview - Basis of Presentation - The O'Connor Joint Venture").
Development Activity
New Development, Expansions and Redevelopments.    We routinely incur costs related to construction for significant redevelopment and expansion projects at our properties. We expect our share of development costs for calendar year 2017 related to these activities to be approximately $125 to $150 million. Our estimated stabilized return on invested capital typically ranges between 8% and 11%.
During the fourth quarter we held our grand opening of our new approximately 400,000 square foot shopping center in the Houston metropolitan area, Fairfield Town Center. The investment to date on this project is $41.8 million. The total project budget for the phases that have been constructed thus far is $50 million before any available incentives with an expected yield of 7 - 9%. The project features retailers such as H-E-B, Academy Sports, Marshall's, Party City, Old Navy, and Ulta Cosmetics. In addition, a number or dining options are at the center such as Chipotle, PeiWei, Whataburger, and Zoe's Kitchen. The project's leasing momentum is strong with over 95% of the space leased and approximately 85% open at year end with the remainder of the space expected to open by the middle of 2017. We anticipate development of additional phases of the project due to the strong tenant demand. Subsequent phases will have additions of big box retailers that will offer fashion, sporting goods, home goods and restaurants.

During the second quarter of 2014, we commenced redevelopment activities at Jefferson Valley Mall, a 556,000 square foot shopping center located in the New York City area. In 2016, a new Dick’s Sporting Goods and Ulta Cosmetic opened and the existing H&M store was relocated to a newly remodeled store and we completed the renovation of entrances, the interior update, work on a berm- which greatly enhanced the visibility of the retail property- and a new exterior signage package. Also as part of the renovation, Victoria's Secret, Bath & Body Works, Pink and White Barn Candle all expanded and renovated their stores. In addition, new retailers Charming Charlie's and Stone Rose Steakhouse are scheduled to open in 2017. The total cost of this project is expected to be approximately $41.0 million, of which we had incurred approximately $33.5 million as of December 31, 2016. The redevelopment is substantially complete and will be finished in 2017 with the remainder of the new store openings and the completion of the food court renovations.
The buildings on the north and south parcels of the third phase of Scottsdale Quarter ("Phase III") are constructed.  The north parcel consists of luxury apartment units with ground floor retail. The O’Connor Joint Venture, of which we own a 51% interest, sold its 25% interest in the apartment development during the third quarter of 2016. The south parcel includes a 140,000 square foot building comprised of retail and office.  American Girl is the retail anchor for the building and Design Within Reach occupies the majority of the remaining retail space in the building.  Office tenants began moving into the south parcel building in 2015 and office leasing on the building is nearly complete.  The middle parcel will be the final component of Phase III and will be comprised of a residential component with 250-300 for-rent units as well as 30,000-35,000 square feet of ground floor retail and is planned for completion in 2019. Phase III adds density at Scottsdale Quarter with a mix of office and residential components, but the cornerstone of the development remains retail.  The total investment in Phase III (including our joint venture partner's share) is expected to be approximately $117.0 million to $137.0 million, of which we had incurred approximately $85.2 million as of December 31, 2016.
Our redevelopment at Westminster Mall, in Westminster, California is underway with the addition of Luxe Buffet and Sky Zone in 2016, and John’s Incredible Pizza scheduled to open in 2017. The redevelopment of this center is expected to be approximately $7 million with a return of 13-15%. With the enclosed retail property located in Southern California with great visibility from I-405, we are evaluating opportunities to add density to the site.
At New Towne Mall in New Philadelphia, Ohio in 2016, we added a new Dick's Sporting Goods in a building formerly occupied by Sears. Additionally, an Ulta Cosmetics is expected to open during the second quarter of 2017. The investment in this redevelopment is expected to be approximately $8.5 million, of which we had incurred approximately $5.6 million as of December 31, 2016.
At Northwoods Mall in Peoria, Illinois we plan to redevelop the space from a former Macy’s store that closed in March 2016. We purchased the store from Macy’s in January 2017. We will redevelop the former department store to add entertainment, food and some additional in-line retailers. The redevelopment will be anchored by a 56,000 square foot Round 1 Entertainment, the first to the market. Round 1 will provide bowling entertainment as well as food and adult beverages. In addition to Round 1 we anticipate adding dining options, a second entertainment use and new retail stores. The expected investment in this redevelopment is approximately $16 million with an anticipated yield of 8-9%. We anticipate completion of this project in 2018.
At Classen Curve in Oklahoma City, Oklahoma we plan to add new 28,000 - 32,000 square feet multi-tenant buildings to the open-air center to add new retailers to the fully leased center. The investment is expected to be between $10 - $13 million with openings in late 2017. The yield on this project is expected to be 10% to 12%.
At The Outlet Collection | Seattle, in Auburn, Washington, we plan to replace a Marshall’s store that is scheduled to vacate in 2017 with a new Dave & Buster’s which is expected to open in 2018. The investment in the anchor box replacement will be approximately $4 to $5 million and the yield is expected to be approximately 9% - 11%.
At Pearlridge Center in Aiea, Hawaii (“Pearlridge”), we plan to commence a $33 million, 18-month renovation project. The project entails a refresh of the “Downtown” section of the center, including new tenants, an expanded and remodeled food court, new finishes and entrances. We also plan to add a new stand-alone 10,000 square foot Down To Earth natural foods-and-products store, a new Bank of Hawaii branch, restaurant offerings including Pieology and Five Guys Burger and Fries, and a new 9,100 square foot men’s apparel store, Lindbergh, will open in the newly renovated Downtown. Architecturally, the contemporary design will reflect the history of the area and take advantage of the natural lighting. In 2016, Hawaii Pacific Health commenced construction of a state of the art cancer treatment center that will be completed in 2017. The funding for the development will be shared pro-rata with our JV partner, resulting in our share of the investment of approximately $17 million and the expected yield on the project is 6-8%. The redevelopment will come on line at various times beginning in late 2017 and throughout 2018.
An additional project in the pipeline for future development is a Sears store at Markland Mall in Kokomo, Indiana that is scheduled to close in 2017. We are working on the plans to redevelop the Sears and have strong interest from retailers, entertainment users and restaurants.

Beyond Fairfield Town Center, we do not expect to hold material land for development. Land currently held for future development is substantially limited to the land parcels at our current centers which we may utilize for expansion of the existing centers or sales of outlots.
Capital Expenditures.
The following table summarizes total consolidated capital expenditures on a cash basis for the year ended December 31, 2016 (in thousands):

2016
New developments	$29,740
Redevelopments and expansions	75,075
Tenant allowances	25,943
Operational capital expenditures	23,595
Total (1)	$154,353
(1) Excludes capitalized interest, wages and real estate taxes, as well as expenditures for certain equipment and fixtures, commissions, and project costs, which are included in capital expenditures, net on the consolidated statement of cash flows.

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

The following schedule reconciles total FFO to net income (loss) for the years ended December 31, 2016, 2015 and 2014 (in thousands, except share/unit and per share/unit amounts):

	For the Year Ended December 31,
	2016	2015	2014
Net income (loss)	$77,416	$(104,122)	$205,455
Less: Preferred dividends and distributions on preferred operating partnership units	(14,272)	(16,217)	—
Adjustments to Arrive at FFO:
Real estate depreciation and amortization, including joint venture impact	311,038	352,000	200,584
Impairment loss, including loss (gain) on the sale of interests in properties and other	24,066	143,817	(110,988)
Net (income) loss attributable to noncontrolling interest holders in properties	(10)	18	—
Noncontrolling interests portion of depreciation and amortization	(147)	(225)	—
FFO of the Operating Partnership (1)	398,091	375,271	295,051
FFO allocable to limited partners	61,865	58,844	50,676
FFO allocable to common shareholders/unitholders	$336,226	$316,427	$244,375

Diluted earnings (loss) per share/unit	$0.29	$(0.55)	$1.10
Adjustments to arrive at FFO per share/unit:
Depreciation and amortization from consolidated properties and our share of real estate depreciation and amortization from unconsolidated properties	1.41	1.61	1.07
Impairment loss, including loss (gain) on the sale of interests in properties and other	0.10	0.65	(0.60)
Diluted FFO per share/unit	$1.80	$1.71	$1.57

Weighted average shares outstanding - basic	185,633,582	184,195,769	155,162,597
Weighted average limited partnership units outstanding	34,304,109	34,303,804	32,202,440
Weighted average additional dilutive securities outstanding (2)	803,805	537,483	125,907
Weighted average shares/units outstanding - diluted	220,741,496	219,037,056	187,490,944

(1)
FFO of the operating partnership increased by $22.8 million for the year ended December 31, 2016 compared to the year ended December 31, 2015. Contributing to this increase was the $31.7 million reduction in costs associated with the Merger and the $34.6 million increase related to the gain on the extinguishment of debt, net associated with Chesapeake Square, Merritt Square Mall and River Valley Mall. Additionally, during the year ended December 31, 2015, we accelerated certain loan costs associated with the Bridge Loan. Offsetting these increases, we incurred $29.6 million in corporate restructuring costs during the year ended December 31, 2016 that were not incurred during the same period in 2015. Also, we received less FFO related to the Merger Properties primarily attributable to the partial sale of properties into the O'Connor Joint Venture.

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
The following schedule reconciles comparable NOI to operating income and presents comparable NOI percent change for the years ended December 31, 2016 and 2015 (in thousands):

	For the Year Ended December 31,
	2016	2015
Operating income	$184,993	$33,735

Depreciation and amortization	281,150	332,469
General and administrative	37,317	48,154
Merger, restructuring and transaction costs	29,607	31,653
Impairment loss	21,879	147,979
Fee income	(6,709)	(3,890)
Management fee allocation	7,008	16,205
Adjustment to include Glimcher NOI from prior to Merger (1)	—	4,269
Pro-rata share of unconsolidated joint ventures in comp NOI	46,976	13,990
Property allocated corporate expense	12,116	7,332
Non-comparable properties and other (2)	707	(4,278)
NOI from sold properties	(5,429)	(19,341)
Termination income and outparcel sales	(2,761)	(884)
Straight-line rents	(928)	(5,229)
Ground lease adjustments for straight-line and fair market value	(15)	1,175
Fair market value & inducement adjustments to base rents	(9,874)	(17,627)
Less: NOI from noncore properties (3)	(15,814)	(17,383)

Comparable NOI - core portfolio	$580,223	$568,329
Comparable NOI percentage change - core portfolio	2.1%

(1)
Represents an adjustment to add the historical NOI amounts from the 23 properties acquired in the Merger for periods prior to the January 15, 2015 Merger closing date. This adjustment is included to provide comparability across the periods presented.

(2)
Represents an adjustment to remove the NOI amounts from properties not owned and operated in all periods presented. The assets acquired as part of the Merger are included in comparable NOI, as described in note 1 above.

(3)	NOI from three noncore enclosed retail properties was excluded from comparable NOI for the Company's core properties.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk from changes in interest rates, primarily LIBOR. We seek to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs by closely monitoring our variable rate debt and converting such debt to fixed rates when we deem such conversion advantageous. From time to time, we may enter into interest rate swap agreements or other interest rate hedging contracts. While these agreements are intended to lessen the impact of rising interest rates, they also expose us to the risks that the other parties to the agreements will not perform, we could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly effective cash flow hedges under GAAP guidance. As of December 31, 2016, $851.8 million (net of $7.3 million of debt issuance costs) of our aggregate indebtedness (24.3% of total indebtedness) was subject to variable interest rates, excluding amounts outstanding under variable rate loans that have been hedged to fixed interest rates.
If LIBOR rates of interest on our variable rate debt fluctuated, our future earnings and cash flows would be impacted, depending upon the current LIBOR rates and the existence of any derivative contracts current in effect.  Based upon our variable rate debt balance as of December 31, 2016, a 50 basis point increase in LIBOR rates would result in a decrease in earnings and cash flow of $4.6 million annually and a 50 basis point decrease in LIBOR rates would result in an increase in earnings and cash flow of $4.1 million annually. This assumes that the amount outstanding under our variable rate debt remains at $851.8 million, the balance as of December 31, 2016.
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
As of December 31, 2016, management assessed the effectiveness of WPG Inc.'s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on this assessment, management has concluded that, as of December 31, 2016, WPG Inc.’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
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
Changes in Internal Control Over Financial Reporting.  There have not been any other changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
As of December 31, 2016, management assessed the effectiveness of WPG L.P.'s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on this assessment, management has concluded that, as of December 31, 2016, WPG L.P.’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Independent Registered Public Accounting Firm’s Report on Internal Control Over Financial Reporting. Ernst & Young LLP, an independent registered public accounting firm, has audited our consolidated and combined financial statements included in this Annual Report on Form 10-K and, as part of its audit, has issued its report, included herein on page F-10, on the effectiveness of our internal control over financial reporting.
Changes in Internal Control Over Financial Reporting.  There have not been any other changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
None.

Part III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2017 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A.
Item 11.    Executive Compensation
The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2017 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2017 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A.
Item 13.    Certain Relationships and Related Transactions and Director Independence
The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2017 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A.
Item 14.    Principal Accounting Fees and Services
The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2017 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A.

Part IV
Item 15.    Exhibits and Financial Statement Schedules
1.     Financial Statements
Included herein at pages F-1 through F-51.
2.     Financial Statement Schedules
The following financial statement schedule is included herein at pages F-52 through F-56:
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
2.1
Separation and Distribution Agreement by and among Simon Property Group, Inc., Simon Property Group, L.P., Washington Prime Group Inc. and Washington Prime Group, L.P., dated as of May 27, 2014 (incorporated by reference to Form 8‑K filed on May 29, 2014).

2.2
Purchase, Sale and Escrow Agreement, dated February 25, 2015, by and among WPG-OC Limited Partner, LLC, WPG-OC General Partner, LLC, O'Connor Mall Partners, L.P. and Fidelity National Title Insurance Company (incorporated by reference to Form 8-K filed on February 26, 2015).

2.3
Amendment No. 1 to Purchase, Sale and Escrow Agreement, dated May 29, 2015, by and among WPG-OC Limited Partner, LLC, WPG-OC General Partner, LLC, O'Connor Mall Partners, L.P. and Fidelity National Title Insurance Company (incorporated by reference to Form 10-Q filed on August 5, 2015).

2.4
Purchase, Sale and Escrow Agreement, dated November 2, 2016, by and among WPG-OC Limited Partner, LP, WPG-OC General Partner, LLC, WPG-OC General Partner II, LLC, WPG-OC General Partner III, LLC, O’Connor Mall Partners, L.P. and Fidelity National Title Insurance Company (incorporated by reference to Form 8-K filed on November 8, 2016).

3.1		Amended and Restated Articles of Incorporation of Washington Prime Group Inc. (incorporated by reference to the Form S‑4 filed on October 28, 2014 (Commission File No. 333‑199626)).
3.2		Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company Relating to Name Change (incorporated by reference to Form 8-K filed on May 26, 2015).
3.3		Articles of Amendment of Washington Prime Group Inc. Changing Name to WP Glimcher Inc. (incorporated by reference to Form 8-K filed on May 26, 2015).
3.4		Amended and Restated Articles of Incorporation of WP Glimcher Inc. (as amended effective August 11, 2015) (incorporated by reference to Form 8-K filed August 12, 2015).
3.5
Articles of Amendment to the Amended and Restated Articles of Incorporation of Washington Prime Group Inc. relating to corporate name change (incorporated by reference to Form 8-K filed on September 2, 2016).

3.6		Amended and Restated Bylaws of Washington Prime Group Inc. (incorporated by reference to Form 8‑K filed on January 22, 2015).
3.7		Amended and Restated Bylaws of WP Glimcher Inc. (n/k/a Washington Prime Group Inc.), effective August 19, 2016 (incorporated by reference to Form 8-K filed on August 19, 2016).
3.8		Amended and Restated Bylaws of Washington Prime Group Inc., effective August 30, 2016 (incorporated by reference to Form 8-K filed on September 2, 2016).
3.9		Amended and Restated Bylaws of Washington Prime Group Inc. (incorporated by reference to Form 10-Q filed August 5, 2015).
4.1		Indenture, dated as of March 24, 2015, between Washington Prime Group, L.P. and U.S. Bank National Association, as Trustee (incorporated by reference to Form 8-K filed March 26, 2015).
4.2
First Supplemental Indenture, dated as of March 24, 2015, between Washington Prime Group, L.P. and U.S. Bank National Association, as Trustee (incorporated by reference to Form 8-K filed March 26, 2015).

4.3
Registration Rights Agreement, dated as of March 24, 2015, by and among Washington Prime Group, L.P. and Citigroup Global Markets Inc., J.P. Morgan Securities LLC and RBS Securities Inc., as representatives of the initial purchasers named therein (incorporated by reference to Form 8-K filed March 26, 2015).

4.4	*	Glimcher Realty Trust Amended and Restated 2004 Incentive Compensation Plan (incorporated by reference to S-8 filed January 15, 2015).
4.5	*	Glimcher Realty Trust 2012 Incentive Compensation Plan (incorporated by reference to S-8 filed January 15, 2015).
4.6	*	Washington Prime Group, L.P. 2014 Stock Incentive Plan (incorporated by reference to Form 8‑K filed May 29, 2014).
4.7		Articles of Amendment of Washington Prime Group Inc. setting forth the Terms of Series H Cumulative Redeemable Preferred Stock (incorporated by reference to Form 8‑A filed January 14, 2015).
4.8		Articles of Amendment of Washington Prime Group Inc. setting forth the Terms of Series I Cumulative Redeemable Preferred Stock (incorporated by reference to Form 8‑A filed January 14, 2015).
4.9		Amended and Restated Limited Partnership Agreement of Washington Prime Group, L.P. (incorporated by reference to Form 8‑K filed May 29, 2014).

4.10
Amendment No. 1 to Amended and Restated Limited Partnership Agreement of Washington Prime Group, L.P. dated as of January 14, 2015, setting forth the Terms of Series G Preferred Units (incorporated by reference to Form 10‑K filed February 26, 2015).

4.11
Amendment No. 2 to Amended and Restated Limited Partnership Agreement of Washington Prime Group, L.P. dated as of January 14, 2015, setting forth the Terms of Series H Preferred Units (incorporated by reference to Form 10‑K filed February 26, 2015).

4.12
Amendment No. 3 to Amended and Restated Limited Partnership Agreement of Washington Prime Group, L.P. dated as of January 14, 2015, setting forth the Terms of Series I Preferred Units (incorporated by reference to Form 10‑K filed February 26, 2015).

4.13
Amendment No. 4 to Amended and Restated Limited Partnership Agreement of Washington Prime Group, L.P. dated as of January 14, 2015, setting forth the Terms of Series I‑1Preferred Units (incorporated by reference to Form 10‑K filed February 26, 2015).

10.1
Senior Secured Term Loan Agreement, dated as of June 8, 2016, by and among Washington Prime Group, L.P., WTM Glimcher, LLC, The Huntington National Bank, PNC Bank, National Association, U.S. Bank National Association, and several lenders from time to time (relates to mortgage loan for Weberstown Mall) (incorporated by reference to Form 10‑Q filed on August 4, 2016).

10.2		Term Loan Promissory Note, dated June 8, 2016 (The Huntington National Bank) (relates to mortgage loan for Weberstown Mall) (incorporated by reference to Form 10‑Q filed on August 4, 2016).
10.3		Term Loan Promissory Note, dated June 8, 2016 (U.S. Bank National Association) (relates to mortgage loan for Weberstown Mall) (incorporated by reference to Form 10‑Q filed on August 4, 2016).
10.4		Term Loan Promissory Note, dated June 8, 2016 (PNC Bank, National Association) (relates to mortgage loan for Weberstown Mall) (incorporated by reference to Form 10‑Q filed on August 4, 2016).
10.5
Environmental Indemnity Agreement, dated June 8, 2016, by Washington Prime Group, L.P. and WTM Glimcher, LLC to and for benefit of The Huntington National Bank and other lenders under Senior Secured Term Loan Agreement (relates to mortgage loan for Weberstown Mall) (incorporated by reference to Form 10‑Q filed on August 4, 2016).

10.6
Collateral Assignment of Membership Interest Agreement, dated June 8, 2016, by Weberstown Mall, LLC to The Huntington National Bank and other lenders under Senior Secured Term Loan Agreement (relates to mortgage loan for Weberstown Mall) (incorporated by reference to Form 10‑Q filed on August 4, 2016).

10.7
Purchase Agreement, dated as of March 17, 2015, by and between Washington Prime Group, L.P. and Citigroup Global Markets Inc., J.P. Morgan Securities LLC and RBS Securities Inc., as representatives of the initial purchasers named therein, relating to 2.850% Senior Notes due 2020 (incorporated by reference to Form 8-K filed March 23, 2015).

10.8
Purchase and Sale Agreement, dated as of September 16, 2014, by and between Washington Prime Group, L.P. and Simon Property Group, L.P. (attached as Annex B to the proxy statement/prospectus included in the Form S‑4 filed October 28, 2014 (Commission File No. 333‑199626)).

10.9
First Amendment to Purchase and Sale Agreement, dated as of January 15, 2015, by and between Washington Prime Group, L.P. and Simon Property Group, L.P. (incorporated by reference to Form 10‑K filed February 26, 2015).

10.10
Revolving Credit and Term Loan Agreement, by and among Washington Prime Group, L.P., as borrower, Bank of America N.A., as administrative agent and the Lenders party thereto (incorporated by reference to Form 8‑K filed May 29, 2014).

10.11
Amendment No. 1 to Revolving Credit and Term Loan Agreement, dated as of October 16, 2014, among Washington Prime Group, L.P., the lenders party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Form 8‑K filed October 17, 2014).

10.12	*	Transition and Consulting Agreement by and between WP Glimcher Inc. and Mark Ordan, dated as of May 31, 2015 (incorporated by reference to Form 8‑K filed June 2, 2015).
10.13	*	Amendment No. 1 to Transition and Consulting Agreement, dated June 20, 2016, between WP Glimcher Inc. and Mark S. Ordan (incorporated by reference to Form 10‑Q filed on August 4, 2016).
10.14
Transition Services Agreement by and among Simon Property Group, Inc., Simon Property Group, L.P., Washington Prime Group Inc. and Washington Prime Group, L.P. dated May 28, 2014 (incorporated by reference to Form 8‑K filed May 29, 2014).

10.15
Tax Matters Agreement by and among Simon Property Group, Inc., Simon Property Group, L.P., Washington Prime Group Inc. and Washington Prime Group, L.P. dated May 28, 2014 (incorporated by reference to Form 8‑K filed May 29, 2014).

10.16
Employee Matters Agreement by and among Simon Property Group, Inc., Simon Property Group, L.P., Washington Prime Group Inc. and Washington Prime Group, L.P. dated May 28, 2014 (incorporated by reference to Form 8‑K filed May 29, 2014).

10.17		Form of Indemnification Agreement between Washington Prime Group Inc. and each of its executive officers and directors (incorporated by reference to Amendment No. 3 to Form 10 filed April 21, 2014).
10.18		Term Loan Agreement, dated as of December 10, 2015 (incorporated by reference to Form 10‑K filed on February 29, 2016).
10.19		Term Loan Agreement dated June 4, 2015 (incorporated by reference to Form 8-K filed June 5, 2015).
10.20	*	Transition and Consulting Agreement by and between WP Glimcher Inc. and Michael J. Gaffney, dated as of December 28, 2015 (incorporated by reference to Form 10‑Q filed on May 6, 2016).
10.21	*	Separation Agreement and General Release by and between WP Glimcher Inc. and Michael P. Glimcher, dated as of June 20, 2016 (incorporated by reference to Form 8-K filed on June 24, 2016).
10.22	*	Resignation and General Release by and between WP Glimcher Inc. and Niles C. Overly, dated as of June 20, 2016 (incorporated by reference to Form 8-K filed on June 24, 2016).
10.23	*	Agreement by and between WP Glimcher Inc. and Louis G. Conforti, dated as of June 20, 2016 (incorporated by reference to Form 8-K filed on June 24, 2016).
10.24	*	Employment Agreement, dated October 6, 2016, by and between Washington Prime Group Inc. and Louis G. Conforti (incorporated by reference to Form 8-K filed on October 11, 2016).
10.25	*
Employee Restricted Stock Unit Award Agreement, dated October 6, 2016, among Washington Prime Group Inc., Washington Prime Group, L.P. and Louis G. Conforti (incorporated by reference to Form 8-K filed on October 11, 2016).

10.26	*	Description of Terms of 2015 Annual LTIP Unit Awards (incorporated by reference to Form 10‑Q filed on May 7, 2015).
10.27	*	Terms and Conditions of the Grant of Special Performance LTIP Units to Officers (incorporated by reference to Form 8‑K filed on August 28, 2014).
10.28	*	Terms and Conditions of the Grant of Special Performance LTIP Units to Mr. Glimcher, Mr. Yale, Ms. Tehrani and Ms. Indest (incorporated by reference to Form 10‑Q filed on May 7, 2015).
10.29	*	Amended and Restated Employment Agreement, dated January 31, 2017, by and between Washington Prime Group Inc. and Mark E. Yale (incorporated by reference to Form 8-K filed on February 2, 2017).
10.30	*	Amended and Restated Employment Agreement, dated January 31, 2017, by and between Washington Prime Group Inc. and Keric M. Knerr (incorporated by reference to Form 8-K filed on February 2, 2017).
10.31	*	Amended and Restated Employment Agreement, dated January 31, 2017, by and between Washington Prime Group Inc. and Robert P. Demchak (incorporated by reference to Form 8-K filed on February 2, 2017).
10.32	*
Amended and Restated Severance Benefits Agreement, dated January 31, 2017, by and between Washington Prime Group Inc. and Lisa A. Indest (incorporated by reference to Form 8-K filed on February 2, 2017).

10.33	*
Conditional Offer of Employment with Washington Prime Group Inc. by and between Washington Prime Group Inc. and Lisa A. Indest, dated as of January 9, 2015 (incorporated by reference to Form 8‑K filed on January 22, 2015).

10.34	*
Series 2015A LTIP Unit Award Agreement by and among WP Glimcher Inc., Washington Prime Group L.P., and Gregory A. Gorospe, dated as of November 2, 2015 (incorporated by reference to Form 10‑Q filed on November 4, 2015).

10.35	*
Series 2015B LTIP Unit Award Agreement by and among WP Glimcher Inc., Washington Prime Group L.P., and Michael P. Glimcher, dated as of February 25, 2016 (relates to LTIP Unit award for 2015 annual awards) (incorporated by reference to Form 10‑Q filed on May 6, 2016).

10.36	*
Series 2015B LTIP Unit Award Agreement by and among WP Glimcher Inc., Washington Prime Group L.P., and Mark E. Yale, dated as of February 25, 2016 (relates to LTIP Unit award for 2015 annual awards) (incorporated by reference to Form 10‑Q filed on May 6, 2016).

10.37	*
Series 2015B LTIP Unit Award Agreement by and among WP Glimcher Inc., Washington Prime Group L.P., and Mark S. Ordan dated as of February 25, 2016 (relates to LTIP Unit award for 2015 annual awards) (incorporated by reference to Form 10‑Q filed on May 6, 2016).

10.38	*
Series 2015B LTIP Unit Award Agreement by and among WP Glimcher Inc., Washington Prime Group L.P., and Melissa A. Indest, dated as of February 25, 2016 (relates to LTIP Unit award for 2015 annual awards) (incorporated by reference to Form 10‑Q filed on May 6, 2016).

10.39	*
Series 2015B LTIP Unit Award Agreement by and among WP Glimcher Inc., Washington Prime Group L.P., and Keric M. “Butch” Knerr, dated as of February 25, 2016 (relates to LTIP Unit award for 2015 annual awards) (incorporated by reference to Form 10‑Q filed on May 6, 2016).

10.40	*
Series 2015B LTIP Unit Award Agreement by and among WP Glimcher Inc., Washington Prime Group L.P., and Thomas J. Drought, Jr., dated as of February 25, 2016 (relates to LTIP Unit award for 2015 annual awards) (incorporated by reference to Form 10‑Q filed on May 6, 2016).

10.41	*	Form of Certificate of Designation of Series 2015B LTIP Units of Washington Prime Group, L.P. (incorporated by reference to Form 10‑Q filed on May 6, 2016).
10.42	*	Form of Series 2014 Inducement LTIP Unit Award Agreement, dated as of June 25, 2014 (incorporated by reference to Form 8‑K filed June 27, 2014).
10.43	*	Certificate of Designation of Series 2014 Inducement LTIP Units of Washington Prime Group, L.P. (incorporated by reference to Form 8‑K filed on June 27, 2014).
10.44	*	Certificate of Designation of Series 2014B LTIP Units of Washington Prime Group, L.P. (incorporated by reference to Form 8‑K filed on August 28, 2014).
10.45	*	Certificate of Designation of Series 2015A LTIP Units of Washington Prime Group, L.P. (incorporated by reference to Form 10‑Q filed on May 7, 2015).
10.46	*	Form of Non‑Employee Director Restricted Stock Unit Award Agreement (incorporated by reference to Form 8‑K filed on August 8, 2014).
10.47	*	Form of Series 2014B LTIP Unit Award Agreements with Officers (incorporated by reference to Form 8‑K filed on August 28, 2014).
10.48	*	Form of Series 2015A LTIP Unit Award Agreements with Executive Officers Other Than EVP, Legal & Compliance (incorporated by reference to Form 10‑Q filed on May 7, 2015).
10.49	*	Series 2015A LTIP Unit Award Agreement by and between Washington Prime Group Inc. and Farinaz S. Tehrani, dated as of February 24, 2015 (incorporated by reference to Form 10‑Q filed on May 7, 2015).
12.1	**	Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Share Dividends for Washington Prime Group Inc.
12.2	**	Computation of Ratios of Earnings to Fixed Charges for Washington Prime Group, L.P.
21.1	**	List of Subsidiaries
23.1	**	Consent of Ernst & Young LLP
31.1	**
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

WASHINGTON PRIME GROUP INC.
WASHINGTON PRIME GROUP, L.P.
	by:	Washington Prime Group Inc., its sole general partner

By:	/s/ LOUIS G. CONFORTI
Louis G. Conforti Chief Executive Officer & Director (Principal Executive Officer)

Dated:    February 24, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ ROBERT J. LAIKIN	Chairman of the Board of Directors	February 24, 2017
Robert J. Laikin

/s/ LOUIS G. CONFORTI	Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2017
Louis G. Conforti

/s/ MARK S. ORDAN	Director	February 24, 2017
Mark S. Ordan

/s/ JOHN J. DILLON III	Director	February 24, 2017
John J. Dillon III

/s/ JOHN F. LEVY	Director	February 24, 2017
John F. Levy

/s/ JACQUELYN R. SOFFER	Director	February 24, 2017
Jacquelyn R. Soffer

/s/ SHERYL G. VON BLUCHER	Director	February 24, 2017
Sheryl G. von Blucher

/s/ MARK E. YALE	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 24, 2017
Mark E. Yale

/s/ MELISSA A. INDEST	Senior Vice President, Finance and Chief Accounting Officer (Principal Accounting Officer)	February 24, 2017
Melissa A. Indest

WASHINGTON PRIME GROUP INC. AND WASHINGTON PRIME GROUP, L.P.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Washington Prime Group Inc.:
We have audited the accompanying consolidated balance sheets of Washington Prime Group Inc. as of December 31, 2016 and 2015, and the related consolidated and combined statements of operations and comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audit also included the financial statement schedule listed in the Index to Financial Statements on Page F-1. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Washington Prime Group Inc. at December 31, 2016 and 2015, and the consolidated and combined results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Washington Prime Group Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework), and our report dated February 24, 2017 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Indianapolis, Indiana
February 24, 2017

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Washington Prime Group Inc.:
We have audited Washington Prime Group Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). Washington Prime Group Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Washington Prime Group Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Washington Prime Group Inc. as of December 31, 2016 and 2015, and the related consolidated and combined statements of operations and comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2016 of Washington Prime Group Inc., and our report dated February 24, 2017 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Indianapolis, Indiana
February 24, 2017

Washington Prime Group Inc.
Consolidated Balance Sheets
(dollars in thousands, except share and par value amounts)

	December 31, 2016	December 31, 2015
ASSETS:
Investment properties at cost	$6,294,628	$6,656,200
Less: accumulated depreciation	2,122,572	2,225,750
	4,172,056	4,430,450
Cash and cash equivalents	59,353	116,253
Tenant receivables and accrued revenue, net	99,967	91,603
Real estate assets held-for-sale	50,642	30,000
Investment in and advances to unconsolidated entities, at equity	458,892	488,071
Deferred costs and other assets	266,556	303,232
Total assets	$5,107,466	$5,459,609
LIABILITIES:
Mortgage notes payable	$1,618,080	$1,793,439
Notes payable	247,637	246,728
Unsecured term loans	1,334,522	1,332,812
Revolving credit facility	306,165	275,622
Accounts payable, accrued expenses, intangibles, and deferred revenues	309,178	379,112
Distributions payable	2,992	2,992
Cash distributions and losses in unconsolidated entities, at equity	15,421	15,399
Total liabilities	3,833,995	4,046,104
Redeemable noncontrolling interests	10,660	6,132
EQUITY:
Stockholders' Equity:
Series H Cumulative Redeemable Preferred Stock, $0.0001 par value, 4,000,000 shares issued and outstanding as of December 31, 2016 and 2015, respectively	104,251	104,251
Series I Cumulative Redeemable Preferred Stock, $0.0001 par value, 3,800,000 shares issued and outstanding as of December 31, 2016 and 2015, respectively	98,325	98,325
Common stock, $0.0001 par value, 300,000,000 shares authorized, 185,427,411 and 185,304,555 issued and outstanding as of December 31, 2016 and 2015, respectively	19	19
Capital in excess of par value	1,232,638	1,225,926
Accumulated deficit	(346,706)	(214,243)
Accumulated other comprehensive income	4,916	1,716
Total stockholders' equity	1,093,443	1,215,994
Noncontrolling interests	169,368	191,379
Total equity	1,262,811	1,407,373
Total liabilities, redeemable noncontrolling interests and equity	$5,107,466	$5,459,609

The accompanying notes are an integral part of these statements.

Washington Prime Group Inc.
Consolidated and Combined Statements of Operations and Comprehensive Income (Loss)
(dollars in thousands, except per share amounts)

	For the Year Ended December 31,
	2016	2015	2014
REVENUE:
Minimum rent	$572,781	$623,113	$443,613
Overage rent	12,882	14,040	9,357
Tenant reimbursements	236,510	259,774	194,884
Other income	21,302	24,429	13,124
Total revenues	843,475	921,356	660,978
EXPENSES:
Property operating	166,690	197,287	136,538
Depreciation and amortization	281,150	332,469	197,890
Real estate taxes	102,638	109,548	77,427
Advertising and promotion	10,375	11,635	8,284
Provision for credit losses	4,508	2,022	2,332
General and administrative	37,317	48,154	10,788
Spin-off costs	—	—	38,907
Merger, restructuring and transaction costs	29,607	31,653	8,839
Ground rent	4,318	6,874	2,836
Impairment loss	21,879	147,979	—
Total operating expenses	658,482	887,621	483,841
OPERATING INCOME	184,993	33,735	177,137
Interest expense, net	(136,225)	(139,923)	(82,428)
Gain on extinguishment of debt, net	34,612	—	—
Income and other taxes	(2,232)	(849)	(1,215)
(Loss) income from unconsolidated entities	(1,745)	(1,247)	973
INCOME (LOSS) BEFORE (LOSS) GAIN ON ACQUISITION AND DISPOSITION OF INTERESTS IN PROPERTIES, NET	79,403	(108,284)	94,467
(Loss) gain upon acquisition of controlling interests and on sale of interests in properties, net	(1,987)	4,162	110,988
NET INCOME (LOSS)	77,416	(104,122)	205,455
Net income (loss) attributable to noncontrolling interests	10,285	(18,825)	35,426
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	67,131	(85,297)	170,029
Less: Preferred share dividends	(14,032)	(15,989)	—
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$53,099	$(101,286)	$170,029

EARNINGS (LOSS) PER COMMON SHARE, BASIC AND DILUTED	$0.29	$(0.55)	$1.10

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$77,416	$(104,122)	$205,455
Unrealized income on interest rate derivative instruments	3,801	2,037	—
Comprehensive income (loss)	81,217	(102,085)	205,455
Comprehensive income (loss) attributable to noncontrolling interests	10,886	(18,504)	35,426
Comprehensive income (loss) attributable to common shareholders	$70,331	$(83,581)	$170,029

The accompanying notes are an integral part of these statements.

Washington Prime Group Inc.
Consolidated and Combined Statements of Cash Flows
(dollars in thousands)

	For the Year Ended December 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$77,416	$(104,122)	$205,455
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization, including fair value rent, fair value debt, deferred financing costs and equity-based compensation	285,632	329,895	198,934
(Gain) loss on extinguishment of debt, net	(34,612)	—	2,894
Loss (gain) on disposition of interests in properties, net	1,987	(4,162)	(110,988)
Impairment loss	21,879	147,979	—
Provision for credit losses	4,508	2,022	2,332
Loss (income) from unconsolidated entities	1,745	1,247	(973)
Distributions of income from unconsolidated entities	272	223	1,004
Changes in assets and liabilities:
Tenant receivables and accrued revenue, net	(14,790)	(1,576)	(8,212)
Deferred costs and other assets	(22,181)	(23,846)	(14,063)
Accounts payable, accrued expenses, deferred revenues and other liabilities	(32,058)	(36,897)	1,257
Net cash provided by operating activities	289,798	310,763	277,640
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	—	(963,144)	(168,600)
Capital expenditures, net	(173,593)	(160,512)	(80,292)
Restricted cash reserves for future capital expenditures, net	(1,989)	(2,845)	(9,161)
Net proceeds from disposition of properties	22,653	431,823	24,976
Investments in unconsolidated entities	(11,631)	(15,401)	(2,492)
Distributions of capital from unconsolidated entities	38,618	4,597	1,137
Net cash used in investing activities	(125,942)	(705,482)	(234,432)
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to Simon Property Group, Inc., net	—	—	(1,060,187)
Distributions to noncontrolling interest holders in properties	—	(8)	(860)
Redemption of limited partner units/preferred shares	(6)	(118,048)	(31)
Change in lender-required restricted cash reserves on mortgage loans	(3,021)	(898)	—
Net proceeds from issuance of common shares, including common stock plans	512	1,899	—
Distributions to redeemable noncontrolling interest	(24)	—	—
Purchase of redeemable noncontrolling interest	(339)	—	—
Distributions on common and preferred shares/units	(235,092)	(228,706)	(94,110)
Proceeds from issuance of debt, net of transaction costs	206,740	2,826,258	1,452,385
Repayments of debt	(189,526)	(2,078,293)	(257,494)
Net cash (used in) provided by financing activities	(220,756)	402,204	39,703
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(56,900)	7,485	82,911
CASH AND CASH EQUIVALENTS, beginning of year	116,253	108,768	25,857
CASH AND CASH EQUIVALENTS, end of year	$59,353	$116,253	$108,768
The accompanying notes are an integral part of these statements.

Washington Prime Group Inc.
Consolidated and Combined Statements of Equity
(dollars in thousands, except per share/unit amounts)

	Preferred Series G	Preferred Series H	Preferred Series I	Common Stock	Capital in Excess of Par Value	SPG Equity	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income	Total Stockholders' Equity	Non-Controlling Interests	Total Equity	Redeemable Non-Controlling Interests
Balance, December 31, 2013	$—	$—	$—	$—	$—	$1,565,169	$—	$—	$1,565,169	$319,356	$1,884,525	$—
Issuance of shares in connection with separation	—	—	—	16	711,265	(711,281)	—	—	—	—	—	—
Issuance of limited partner units	—	—	—	—	—	—	—	—	—	22,464	22,464	—
Redemption of limited partner units	—	—	—	—	—	—	—	—	—	(31)	(31)	—
Noncontrolling interest in property	—	—	—	—	—	—	—	—	—	1,017	1,017	—
Equity-based compensation	—	—	—	—	—	—	—	—	—	1,789	1,789	—
Adjustments to noncontrolling interests	—	—	—	—	11,692	—	—	—	11,692	(11,692)	—	—
Distributions to SPG, net (1)	—	—	—	—	—	(878,209)	—	—	(878,209)	(181,978)	(1,060,187)	—
Distributions on common shares/units ($0.50 per common share/unit)	—	—	—	—	—	—	(77,594)	—	(77,594)	(16,516)	(94,110)	—
Purchase of noncontrolling interest	—	—	—	—	—	—	—	—	—	(845)	(845)	—
Other	—	—	—	—	(2,036)	—	—	—	(2,036)	—	(2,036)	—
Net income	—	—	—	—	—	24,321	145,708	—	170,029	35,426	205,455	—
Balance, December 31, 2014	—	—	—	16	720,921	—	68,114	—	789,051	168,990	958,041	—
Issuance of shares and units in connection with the Merger	117,384	104,251	98,325	3	535,029	—	—	—	854,992	29,482	884,474	6,148
Exercise of stock options	—	—	—	—	2,311	—	—	—	2,311	—	2,311	—
Redemption of limited partner units	—	—	—	—	—	—	—	—	—	(664)	(664)	—
Noncontrolling interest in property	—	—	—	—	—	—	—	—	—	(8)	(8)	—
Equity-based compensation	—	—	—	—	4,772	—	—	—	4,772	9,354	14,126	—
Adjustments to noncontrolling interests	—	—	—	—	(37,107)	—	—	—	(37,107)	37,107	—	—
Distributions on common shares/units ($1.00 per common share/unit)	—	—	—	—	—	—	(181,071)	—	(181,071)	(34,165)	(215,236)	—
Distributions declared on preferred shares	—	—	—	—	—	—	(15,989)	—	(15,989)	—	(15,989)	—
Redemption of preferred shares	(117,384)	—	—	—	—	—	—	—	(117,384)	—	(117,384)	—
Other comprehensive income	—	—	—	—	—	—	—	1,716	1,716	321	2,037	—
Net loss, excluding $229 of distributions to preferred unitholders	—	—	—	—	—	—	(85,297)	—	(85,297)	(19,038)	(104,335)	(16)
Balance, December 31, 2015	—	104,251	98,325	19	1,225,926	—	(214,243)	1,716	1,215,994	191,379	1,407,373	6,132

(1)	Amount includes approximately $1.0 billion of proceeds on new indebtedness retained by SPG L.P. as part of the separation.
The accompanying notes are an integral part of these statements.

Washington Prime Group Inc.
Consolidated and Combined Statements of Equity
(dollars in thousands, except per share/unit amounts)

	Preferred Series G	Preferred Series H	Preferred Series I	Common Stock	Capital in Excess of Par Value	SPG Equity	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income	Total Stockholders' Equity	Non-Controlling Interests	Total Equity	Redeemable Non-Controlling Interests
Exercise of stock options	—	—	—	—	512	—	—	—	512	—	512	—
Redemption of limited partner units	—	—	—	—	—	—	—	—	—	(6)	(6)	—
Other	—	—	—	—	151	—	—	—	151	—	151	(925)
Adjustment of redemption value for redeemable noncontrolling interest	—	—	—	—	(5,464)	—	—	—	(5,464)	—	(5,464)	5,464
Equity-based compensation	—	—	—	—	9,506	—	—	—	9,506	4,603	14,109	—
Adjustments to noncontrolling interests	—	—	—	—	2,007	—	—	—	2,007	(2,007)	—	—
Distributions on common shares/units ($1.00 per common share/unit)	—	—	—	—	—	—	(185,562)	—	(185,562)	(35,258)	(220,820)	—
Distributions declared on preferred shares	—	—	—	—	—	—	(14,032)	—	(14,032)	—	(14,032)	—
Other comprehensive income	—	—	—	—	—	—	—	3,200	3,200	601	3,801	—
Net income (loss), excluding $240 of distributions to preferred unitholders	—	—	—	—	—	—	67,131	—	67,131	10,056	77,187	(11)
Balance, December 31, 2016	$—	$104,251	$98,325	$19	$1,232,638	$—	$(346,706)	$4,916	$1,093,443	$169,368	$1,262,811	$10,660

The accompanying notes are an integral part of these statements.

Report of Independent Registered Public Accounting Firm
The Partners of Washington Prime Group, L.P.:
We have audited the accompanying consolidated balance sheets of Washington Prime Group, L.P. as of December 31, 2016 and 2015, and the related consolidated and combined statements of operations and comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audit also included the financial statement schedule listed in the Index to Financial Statements on Page F-1. These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Washington Prime Group, L.P. at December 31, 2016 and 2015, and the consolidated and combined results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Washington Prime Group, L.P.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework), and our report dated February 24, 2017 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Indianapolis, Indiana
February 24, 2017

Report of Independent Registered Public Accounting Firm
The Partners of Washington Prime Group, L.P.:
We have audited Washington Prime Group, L.P.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). Washington Prime Group, L.P.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit.
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
In our opinion, Washington Prime Group, L.P. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Washington Prime Group, L.P. as of December 31, 2016 and 2015, and the related consolidated and combined statements of operations and comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2016 of Washington Prime Group, L.P., and our report dated February 24, 2017 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Indianapolis, Indiana
February 24, 2017

Washington Prime Group, L.P.
Consolidated Balance Sheets
(dollars in thousands, except unit amounts)

	December 31, 2016	December 31, 2015
ASSETS:
Investment properties at cost	$6,294,628	$6,656,200
Less: accumulated depreciation	2,122,572	2,225,750
	4,172,056	4,430,450
Cash and cash equivalents	59,353	116,253
Tenant receivables and accrued revenue, net	99,967	91,603
Real estate assets held-for-sale	50,642	30,000
Investment in and advances to unconsolidated entities, at equity	458,892	488,071
Deferred costs and other assets	266,556	303,232
Total assets	$5,107,466	$5,459,609
LIABILITIES:
Mortgage notes payable	$1,618,080	$1,793,439
Notes payable	247,637	246,728
Unsecured term loans	1,334,522	1,332,812
Revolving credit facility	306,165	275,622
Accounts payable, accrued expenses, intangibles, and deferred revenues	309,178	379,112
Distributions payable	2,992	2,992
Cash distributions and losses in unconsolidated entities, at equity	15,421	15,399
Total liabilities	3,833,995	4,046,104
Redeemable noncontrolling interests	10,660	6,132
EQUITY:
Partners' Equity:
General partner
Preferred equity, 7,800,000 units issued and outstanding as of December 31, 2016 and 2015, respectively	202,576	202,576
Common equity, 185,427,411 and 185,304,555 units issued and outstanding as of December 31, 2016 and 2015, respectively	890,867	1,013,418
Total general partners' equity	1,093,443	1,215,994
Limited partners, 35,127,735 and 34,807,051 units issued and outstanding as of December 31, 2016 and 2015, respectively	168,264	190,297
Total partners' equity	1,261,707	1,406,291
Noncontrolling interests	1,104	1,082
Total equity	1,262,811	1,407,373
Total liabilities, redeemable noncontrolling interests and equity	$5,107,466	$5,459,609

The accompanying notes are an integral part of these statements.

Washington Prime Group, L.P.
Consolidated and Combined Statements of Operations and Comprehensive Income (Loss)
(dollars in thousands, except per unit amounts)

	For the Year Ended December 31,
	2016	2015	2014
REVENUE:
Minimum rent	$572,781	$623,113	$443,613
Overage rent	12,882	14,040	9,357
Tenant reimbursements	236,510	259,774	194,884
Other income	21,302	24,429	13,124
Total revenues	843,475	921,356	660,978
EXPENSES:
Property operating	166,690	197,287	136,538
Depreciation and amortization	281,150	332,469	197,890
Real estate taxes	102,638	109,548	77,427
Advertising and promotion	10,375	11,635	8,284
Provision for credit losses	4,508	2,022	2,332
General and administrative	37,317	48,154	10,788
Spin-off costs	—	—	38,907
Merger, restructuring and transaction costs	29,607	31,653	8,839
Ground rent	4,318	6,874	2,836
Impairment loss	21,879	147,979	—
Total operating expenses	658,482	887,621	483,841
OPERATING INCOME	184,993	33,735	177,137
Interest expense, net	(136,225)	(139,923)	(82,428)
Gain on extinguishment of debt, net	34,612	—	—
Income and other taxes	(2,232)	(849)	(1,215)
(Loss) income from unconsolidated entities	(1,745)	(1,247)	973
INCOME (LOSS) BEFORE (LOSS) GAIN ON ACQUISITION AND DISPOSITION OF INTERESTS IN PROPERTIES, NET	79,403	(108,284)	94,467
(Loss) gain upon acquisition of controlling interests and on sale of interests in properties, net	(1,987)	4,162	110,988
NET INCOME (LOSS)	77,416	(104,122)	205,455
Net income attributable to noncontrolling interests	11	286	—
NET INCOME (LOSS) ATTRIBUTABLE TO UNITHOLDERS	77,405	(104,408)	205,455
Less: Preferred unit distributions	(14,272)	(16,218)	—
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON UNITHOLDERS	$63,133	$(120,626)	$205,455

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON UNITHOLDERS:
General partner	$53,099	$(101,515)	$170,029
Limited partners	10,034	(19,111)	35,426
Net income (loss) attributable to common unitholders	$63,133	$(120,626)	$205,455

EARNINGS (LOSS) PER COMMON UNIT, BASIC AND DILUTED	$0.29	$(0.55)	$1.10

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$77,416	$(104,122)	$205,455
Unrealized (loss) income on interest rate derivative instruments	3,801	2,037	—
Comprehensive income (loss)	81,217	(102,085)	205,455
Comprehensive income attributable to noncontrolling interests	11	286	—
Comprehensive income (loss) attributable to unitholders	$81,206	$(102,371)	$205,455

The accompanying notes are an integral part of these statements.

Washington Prime Group, L.P.
Consolidated and Combined Statements of Cash Flows
(dollars in thousands)

	For the Year Ended December 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$77,416	$(104,122)	$205,455
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization, including fair value rent, fair value debt, deferred financing costs and equity-based compensation	285,632	329,895	198,934
(Gain) loss on extinguishment of debt, net	(34,612)	—	2,894
Loss (gain) on disposition of interests in properties, net	1,987	(4,162)	(110,988)
Impairment loss	21,879	147,979	—
Provision for credit losses	4,508	2,022	2,332
Loss (income) from unconsolidated entities	1,745	1,247	(973)
Distributions of income from unconsolidated entities	272	223	1,004
Changes in assets and liabilities:
Tenant receivables and accrued revenue, net	(14,790)	(1,576)	(8,212)
Deferred costs and other assets	(22,181)	(23,846)	(14,063)
Accounts payable, accrued expenses, deferred revenues and other liabilities	(32,058)	(36,897)	1,257
Net cash provided by operating activities	289,798	310,763	277,640
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	—	(963,144)	(168,600)
Capital expenditures, net	(173,593)	(160,512)	(80,292)
Restricted cash reserves for future capital expenditures, net	(1,989)	(2,845)	(9,161)
Net proceeds from disposition of properties	22,653	431,823	24,976
Investments in unconsolidated entities	(11,631)	(15,401)	(2,492)
Distributions of capital from unconsolidated entities	38,618	4,597	1,137
Net cash used in investing activities	(125,942)	(705,482)	(234,432)
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to unitholders, net	(235,092)	(228,706)	(1,154,297)
Distributions to noncontrolling interest holders in properties	—	(8)	(860)
Redemption of limited partner/preferred units	(6)	(118,048)	(31)
Change in lender-required restricted cash reserves on mortgage loans	(3,021)	(898)	—
Net proceeds from issuance of common units, including equity-based compensation plans	512	1,899	—
Distributions to redeemable noncontrolling interest	(24)	—	—
Purchase of redeemable noncontrolling interest	(339)	—	—
Proceeds from issuance of debt, net of transaction costs	206,740	2,826,258	1,452,385
Repayments of debt	(189,526)	(2,078,293)	(257,494)
Net cash (used in) provided by financing activities	(220,756)	402,204	39,703
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(56,900)	7,485	82,911
CASH AND CASH EQUIVALENTS, beginning of year	116,253	108,768	25,857
CASH AND CASH EQUIVALENTS, end of year	$59,353	$116,253	$108,768

The accompanying notes are an integral part of these statements.

Washington Prime Group, L.P.
Consolidated and Combined Statements of Equity
(dollars in thousands, except per unit amounts)

	General Partner
	Preferred	Common	Total	Limited Partners	Total Partners' Equity	Non- Controlling Interests	Total Equity	Redeemable Non-Controlling Interests
Balance, December 31, 2013	$—	$1,565,169	$1,565,169	$318,511	$1,883,680	$845	$1,884,525	$—
Issuance of limited partner units	—	—	—	22,464	22,464	—	22,464	—
Redemption of limited partner units	—	—	—	(31)	(31)	—	(31)	—
Noncontrolling interest in property	—	—	—	—	—	1,017	1,017	—
Equity-based compensation	—	—	—	1,789	1,789	—	1,789	—
Adjustments to limited partners' interests	—	11,692	11,692	(11,692)	—	—	—	—
Distributions to common unitholders, net (1)	—	(955,803)	(955,803)	(198,494)	(1,154,297)	—	(1,154,297)	—
Purchase of noncontrolling interest	—	—	—	—	—	(845)	(845)	—
Other	—	(2,036)	(2,036)	—	(2,036)	—	(2,036)	—
Net income	—	170,029	170,029	35,426	205,455	—	205,455	—
Balance, December 31, 2014	—	789,051	789,051	167,973	957,024	1,017	958,041	—
Issuance of units in connection with the Merger	319,960	535,032	854,992	29,482	884,474	—	884,474	6,148
Exercise of stock options	—	2,311	2,311	—	2,311	—	2,311	—
Redemption of limited partner units	—	—	—	(664)	(664)	—	(664)	—
Noncontrolling interest in property	—	—	—	—	—	(8)	(8)	—
Equity-based compensation	—	4,772	4,772	9,354	14,126	—	14,126	—
Adjustments to limited partners' interests	—	(37,107)	(37,107)	37,107	—	—	—	—
Distributions to common unitholders, net	—	(181,071)	(181,071)	(34,165)	(215,236)	—	(215,236)	—
Distributions declared on preferred units	(15,989)	—	(15,989)	—	(15,989)	—	(15,989)	(229)
Redemption of preferred units	(117,384)	—	(117,384)	—	(117,384)	—	(117,384)	—
Other comprehensive income	—	1,716	1,716	321	2,037	—	2,037	—
Net income (loss)	15,989	(101,286)	(85,297)	(19,111)	(104,408)	73	(104,335)	213
Balance, December 31, 2015	202,576	1,013,418	1,215,994	190,297	1,406,291	1,082	1,407,373	6,132

(1)	Amount includes approximately $1.0 billion of proceeds on new indebtedness retained by SPG L.P. as part of the separation.
The accompanying notes are an integral part of these statements.

Washington Prime Group, L.P.
Consolidated and Combined Statements of Equity
(dollars in thousands, except per unit amounts)

	General Partner
	Preferred	Common	Total	Limited Partners	Total Partners' Equity	Non- Controlling Interests	Total Equity	Redeemable Non-Controlling Interests
Exercise of stock options	—	512	512	—	512	—	512	—
Redemption of limited partner units	—	—	—	(6)	(6)	—	(6)	—
Other	—	151	151	—	151	—	151	(925)
Adjustment of redemption value for redeemable noncontrolling interest	—	(5,464)	(5,464)	—	(5,464)	—	(5,464)	5,464
Equity-based compensation	—	9,506	9,506	4,603	14,109	—	14,109	—
Adjustments to limited partners' interests	—	2,007	2,007	(2,007)	—	—	—	—
Distributions to common unitholders, net	—	(185,562)	(185,562)	(35,258)	(220,820)	—	(220,820)	—
Distributions declared on preferred units	(14,032)	—	(14,032)	—	(14,032)	—	(14,032)	(240)
Other comprehensive income	—	3,200	3,200	601	3,801	—	3,801	—
Net income	14,032	53,099	67,131	10,034	77,165	22	77,187	229
Balance, December 31, 2016	$202,576	$890,867	$1,093,443	$168,264	$1,261,707	$1,104	$1,262,811	$10,660

The accompanying notes are an integral part of these statements.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Notes to Consolidated and Combined Financial Statements
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

1.    Organization
Washington Prime Group Inc. (formerly named WP Glimcher Inc.) ("WPG Inc.") is an Indiana corporation that operates as a self-administered and self-managed real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended. REITs will generally not be liable for federal corporate income taxes as long as they continue to distribute not less than 100% of their taxable income and satisfy certain other requirements. Washington Prime Group, L.P. ("WPG L.P.") is WPG Inc.'s majority-owned partnership subsidiary that owns, develops and manages, through its affiliates, all of WPG Inc.'s real estate properties and other assets. WPG Inc. is the sole general partner of WPG L.P. On May 28, 2014 (the "Separation Date"), WPG (defined below) separated from Simon Property Group, Inc. ("SPG") through the distribution of 100% of the outstanding units of WPG L.P. to the owners of SPG L.P. and 100% of the outstanding shares of WPG Inc. to the SPG common shareholders in a tax-free distribution. Prior to the separation, WPG Inc. and WPG L.P. were wholly owned subsidiaries of SPG and its subsidiaries ("SPG Businesses"). As of December 31, 2016, our assets consisted of material interests in 114 shopping centers in the United States, consisting of community centers and enclosed retail properties, comprised of approximately 63 million square feet (unaudited) of gross leasable area.
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
Prior to the separation, WPG entered into agreements with SPG under which SPG provided various services to us, including accounting, asset management, development, human resources, information technology, leasing, legal, marketing, public reporting and tax. The charges for the services are based on an hourly or per transaction fee arrangement and pass-through of out-of-pocket costs for which the underlying agreements expired effective May 31, 2016 (see Note 11 - "Related Party Transactions").
At the time of the separation, our assets consisted of interests in 98 shopping centers. In addition to the above properties, the combined historical financial statements include interests in one shopping center which was sold by a joint venture on February 28, 2014.
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
The Merger
On January 15, 2015, the Company acquired Glimcher Realty Trust ("GRT"), pursuant to a definitive agreement and plan of merger with GRT and certain affiliated parties of each dated September 16, 2014, (the "Merger Agreement"), in a stock and cash transaction valued at approximately $4.2 billion, including the assumption of debt (the "Merger"). Prior to the Merger, GRT was a Maryland REIT engaged in the ownership, management, acquisition and development of retail properties, including mixed-use, open-air and enclosed regional retail properties as well as outlet centers. As of December 31, 2014, GRT owned material interests in and managed 25 properties with total gross leasable area of approximately 17.2 million square feet (unaudited), including the two properties sold to SPG concurrent with the Merger noted below. Prior to the Merger, GRT's common shares were listed on the New York Stock Exchange ("NYSE") under the symbol "GRT."

Washington Prime Group Inc. and Washington Prime Group, L.P.
Notes to Consolidated and Combined Financial Statements (Continued)
(dollars in thousands, except share, unit, per share and per unit amounts and where indicated as in millions or billions)

In the Merger, GRT's common shareholders received, for each GRT common share, $14.02 consisting of $10.40 in cash and 0.1989 of a share of WPG Inc.'s common stock valued at $3.62 per GRT common share, based on the closing price of WPG Inc.'s common stock on the Merger closing date. Approximately 29.9 million shares of WPG Inc.'s common stock were issued to GRT shareholders in the Merger, and WPG L.P. issued to WPG Inc. a like number of common units as consideration for the common shares issued. Additionally, included in the consideration were operating partnership units held by limited partners and preferred stock as noted below. In connection with the closing of the Merger, an indirect subsidiary of WPG L.P. was merged into GRT's operating partnership. In the Merger, we acquired 23 shopping centers comprised of approximately 15.8 million square feet (unaudited) of gross leasable area and assumed additional mortgages on 14 properties with a fair value of approximately $1.4 billion. Prior to the Merger, the Company was comprised of approximately 53 million square feet (unaudited) of gross leasable area. The combined company was renamed WP Glimcher Inc. in May 2015 upon receiving shareholder approval.
In the Merger, the preferred stock of GRT was converted into preferred stock of WPG Inc., and WPG L.P. issued to WPG Inc. preferred units as consideration for the preferred shares issued. Additionally, each outstanding unit of GRT's operating partnership held by limited partners was converted into 0.7431 of a unit of WPG L.P. Further, each outstanding stock option in respect of GRT common stock was converted into a WPG Inc. option, and certain other GRT equity awards were assumed by WPG Inc. and converted into equity awards in respect of WPG Inc.'s common shares.
Concurrent with the closing of the Merger, GRT completed a transaction with SPG under which affiliates of SPG acquired Jersey Gardens in Elizabeth, New Jersey, and University Park Village in Fort Worth, Texas, properties previously owned by affiliates of GRT, for an aggregate purchase price of $1.09 billion, including SPG's assumption of approximately $405.0 million of associated mortgage indebtedness (the "Property Sale").
The cash portion of the Merger consideration was funded by the Property Sale and draws under the Bridge Loan (see Note 6 - "Indebtedness"). During the years ended December 31, 2015 and 2014, the Company incurred $31.7 million and $8.8 million of costs related to the Merger, respectively, which are included in merger, restructuring and transaction costs in the consolidated and combined statements of operations and comprehensive income (loss).
Leadership Transition and Corporate Name Change
2015 Activity
On June 1, 2015, the Company announced a management transition plan through which Mr. Mark S. Ordan, the then Executive Chairman of the WPG Inc. Board of Directors (the "Board"), transitioned to serve as an active non-executive Chairman of the Board and provide consulting services to the Company under a Transition and Consulting Agreement, effective as of January 1, 2016 (see "2016 Activity" below for subsequent matters related to Mr. Ordan).  Additionally, the Company reduced staff formerly located in its Bethesda, Maryland-based transition operations group led by Mr. C. Marc Richards, the Company’s then Executive Vice President and Chief Administrative Officer, who departed the Company on January 15, 2016. Other senior executives from the Bethesda office who departed the Company at the end of 2015 were Mr. Michael J. Gaffney, then Executive Vice President, Head of Capital Markets (who served as a consultant to the Company through March 31, 2016), and Ms. Farinaz S. Tehrani, then Executive Vice President, Legal and Compliance. During the year ended December 31, 2015, the Company incurred $8.6 million of related severance costs, consisting of $4.6 million in cash severance and approximately $4.0 million in non-cash stock compensation charges, which are included in the total merger, restructuring and transactions costs disclosed above. Finally, in addition to our headquarters in Columbus, Ohio, the Company opened a new leasing, management and operations office in Indianapolis, Indiana, in December 2015.
2016 Activity
On June 20, 2016 (the “Executive Separation Date”), the Company announced the following leadership changes effective as of the Executive Separation Date: (1) the resignation of Mr. Michael P. Glimcher as the Company’s Chief Executive Officer and Vice Chairman of the Board; (2) the appointment of Mr. Louis G. Conforti, a current Board member, as Interim Chief Executive Officer; (3) the resignation of Mr. Mark S. Ordan as non-executive Chairman of the Board; and (4) the resignation of Mr. Niles C. Overly from the Board. Additionally, on June 16, 2016, the Board appointed Mr. Robert P. Demchak as Executive Vice President, General Counsel, and Corporate Secretary of the Company. Also, on the Executive Separation Date, the Board appointed Mr. Robert J. Laikin, a current Board member, as non-executive Chairman of the Board and also appointed Mr. John F. Levy and Mr. John J. Dillon III as independent directors. On August 30, 2016, the Board appointed Ms. Sheryl G. von Blucher as an independent director upon the retirement of Mr. Marvin L. White. The Board currently consists of five independent members: Messrs. Laikin, Dillon, Levy, and Mmes. von Blucher and Jacqueline R. Soffer as well as Messrs. Conforti and Ordan who are not independent. On July 14, 2016, the Company’s Executive Vice President, Director of Leasing and Senior Vice President of Human Resources were terminated without cause from their positions and received severance payments and other benefits pursuant to the terms and

Washington Prime Group Inc. and Washington Prime Group, L.P.
Notes to Consolidated and Combined Financial Statements (Continued)
(dollars in thousands, except share, unit, per share and per unit amounts and where indicated as in millions or billions)

conditions of their respective Severance Benefits Agreements. In addition to these July 14, 2016 executive terminations, the Company terminated additional non-executive personnel as part of an effort to reduce overhead costs. On October 6, 2016, the Company announced that Mr. Conforti would serve as the Company's Chief Executive Officer for a term ending December 31, 2019, subject to early termination clauses and automatic renewals pursuant to his employment agreement.
In connection with and as part of the aforementioned management changes, the Company recorded aggregate charges of $29.6 million during the year ended December 31, 2016, of which $25.5 million related to severance and restructuring-related costs, including $9.5 million of non-cash stock compensation for accelerated vesting of equity incentive awards, and $4.1 million related to fees and expenses incurred in connection with the Company's investigation of various strategic alternatives, which costs are included in merger, restructuring and transaction costs in the accompanying consolidated and combined statements of operations and comprehensive income (loss). During WPG Inc.'s annual meeting of shareholders on August 30, 2016, the common shareholders approved a proposal to change WPG Inc.'s name back to Washington Prime Group Inc.
Conveyance of Glimcher Domain Name and Rights to Mr. Michael P. Glimcher
In connection with the resignation of Mr. Michael P. Glimcher as the Company’s Chief Executive Officer and Vice Chairman of the Board, the Company agreed to assign to Mr. Glimcher our right, title and interest to the glimcher.com internet domain name, the Glimcher logo, and irrevocably consent to Mr. Glimcher’s use of the “Glimcher” name in any future trade name or business endeavor. This agreement was effective on August 30, 2016, the date we received shareholder approval of the corporate name change from WP Glimcher Inc. to Washington Prime Group Inc. Mr. Glimcher consented to the Company’s use of the “Glimcher” name and Glimcher logo with respect to our subsidiaries and properties for a period of 12 months following the Executive Separation Date.
2.    Basis of Presentation and Principles of Consolidation and Combination
The accompanying consolidated and combined financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The consolidated balance sheets as of December 31, 2016 and 2015 include the accounts of WPG Inc. and WPG L.P., as well as their majority owned and controlled subsidiaries. The accompanying consolidated and combined statements of operations include the consolidated accounts of the Company and the combined accounts of the SPG Businesses. All intercompany transactions have been eliminated in consolidation and combination.
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

In connection with the separation, we incurred $38.9 million of expenses, including investment banking, legal, accounting, tax and other professional fees, which are included in spin-off costs for the year ended December 31, 2014 in the accompanying consolidated and combined statements of operations and comprehensive income (loss).
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
Except as discussed above related to the classification of WPG L.P. as a VIE, there have been no changes during the year ended December 31, 2016 to any of our previous conclusions about whether an entity qualifies as a VIE or whether we are the primary beneficiary of any previously identified VIE. In connection with the Merger, the Company acquired an interest in a VIE in which we are deemed to be the primary beneficiary. Accordingly, we have consolidated the VIE, which consists solely of undeveloped land. During the year ended December 31, 2016, we did not provide financial or other support to a previously identified VIE that we were not previously contractually obligated to provide.
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
As of December 31, 2016, our assets consisted of material interests in 114 shopping centers. The consolidated and combined financial statements as of that date reflect the consolidation of 102 wholly owned properties and six additional properties that are less than wholly owned, but which we control or for which we are the primary beneficiary. We account for our interests in the remaining six properties, or the joint venture properties, using the equity method of accounting, as we have determined that we have significant influence over their operations. We manage the day-to-day operations of the joint venture properties, but do not control the operations as we have determined that our partner or partners have substantive participating rights with respect to the assets and operations of these joint venture properties.
We allocate net operating results of WPG L.P. to third parties and to WPG Inc. based on the partners' respective weighted average ownership interests in WPG L.P. Net operating results of WPG L.P. attributable to third parties are reflected in net income attributable to noncontrolling interests. WPG Inc.'s weighted average ownership interest in WPG L.P. was 84.1%, 84.1% and 82.8% for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016 and 2015, WPG Inc.'s ownership interest in WPG L.P. was 84.1% and 84.2%, respectively. We adjust the noncontrolling limited partners' interests at the end of each period to reflect their interest in WPG L.P.

Washington Prime Group Inc. and Washington Prime Group, L.P.
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
Investment Properties
We record investment properties at fair value when acquired. Investment properties include costs of acquisitions; development, predevelopment, and construction (including allocable salaries and related benefits); tenant allowances and improvements; and interest and real estate taxes incurred during construction. We capitalize improvements and replacements from repair and maintenance when the repair and maintenance extends the useful life, increases capacity, or improves the efficiency of the asset. All other repair and maintenance items are expensed as incurred. We capitalize interest on projects during periods of construction until the projects are ready for their intended purpose based on interest rates in place during the construction period. Capitalized interest for the years ended December 31, 2016, 2015 and 2014 was $2,640, $1,781 and $283, respectively.
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
Investments in Unconsolidated Entities
Joint ventures are common in the real estate industry. We use joint ventures to finance properties, develop new properties, and diversify our risk in a particular property or portfolio of properties. We held material unconsolidated joint venture ownership interests in six properties as of December 31, 2016 and 2015 (see Note 5 - "Investment in Unconsolidated Entities, at Equity").
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

Washington Prime Group Inc. and Washington Prime Group, L.P.
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
Purchase Accounting Valuation
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
New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." ASU No. 2014-09 revises GAAP by offering a single comprehensive revenue recognition standard instead of numerous revenue requirements for particular industries or transactions, which sometimes resulted in different accounting for economically similar transactions. An entity has the option to apply the provisions of ASU No. 2014-09 either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying this standard recognized at the date of initial application. On July 9, 2015, the FASB announced it would defer the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date. The FASB also decided to permit early adoption of the standard, but not before the original effective date of December 15, 2016. This new standard will be effective for the Company on January 1, 2018 and at that point certain of our revenue streams will be impacted. The impacted revenue streams primarily consist of fees earned from management, development, and leasing services provided to joint ventures in which we own an interest, sales of real estate, and other ancillary income earned from our properties. In 2016, these revenues were less than 1% of consolidated revenue. We expect that fee income earned from our joint ventures for the above-mentioned services will generally be recognized in a manner consistent with our current measurement and patterns of recognition. As a result, we do not expect the adoption of this standard to have a significant impact on our consolidated results of operations upon adoption in 2018. We expect to adopt the standard using the modified retrospective approach, which requires a cumulative effect adjustment as of the date of adoption.
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)." ASU No. 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. It is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. From a lessee perspective, the Company currently has seven ground leases that, under the new guidance, will result in the recognition of a lease liability and corresponding right-of-use asset. From a lessor perspective, the new guidance remains mostly similar to current rules, though contract consideration will now be allocated between lease and non-lease components. Non-lease components allocations will be recognized under ASU 2014-09, and we expect that this will result in a different pattern of recognition for certain non-lease components, including for fixed common-area ("CAM") revenues. In addition, ASU 2016-02 limits the capitalization of leasing costs to initial direct costs, which will likely result in a reduction to our capitalized leasing costs and an increase to general and administrative expense, though the amount of such changes is highly dependent upon the leasing compensation structures in place at the time of adoption. We are currently evaluating the impact the adoption of this standard will have on our consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs." This standard amended existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of as a deferred charge. It was effective for annual reporting periods beginning after December 15, 2015, but early adoption was permitted. This new guidance reduced total assets and total long-term debt on our consolidated balance sheets by amounts ($14.6 million and $19.9 million as of December 31, 2016 and December 31, 2015, respectively) previously classified as deferred debt issuance costs, but did not have any other effect on our consolidated financial statements.
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

Washington Prime Group Inc. and Washington Prime Group, L.P.
Notes to Consolidated and Combined Financial Statements (Continued)
(dollars in thousands, except share, unit, per share and per unit amounts and where indicated as in millions or billions)

after December 15, 2016, with early adoption permitted. The Company elected to early adopt this ASU in the third quarter of 2015, resulting in no material impact on our consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230)." ASU No. 2016-15 is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. It is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years with early adoption permitted. In addition, in November 2016, the Emerging Issues Task Force ("EITF") of the FASB issued EITF Issue 16-A "Restricted Cash," requiring that a statement of cash flows explain the change during the period in total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash would be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance is also effective for fiscal years beginning after December 15, 2017, including interim periods and also requires a retrospective transition approach. These new standards require a retrospective transition approach. The Company has $29.2 million and $38.9 million of restricted cash on its consolidated balance sheets as of December 31, 2016 and 2015, respectively, whose cash flow statement classification will change to align with the new guidance upon adoption of the EITF. We are currently evaluating our plans regarding the adoption date of these new standards.
In January 2017, the FASB issued ASU 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business," that provides guidance to assist entities with evaluating when a set of transferred assets and activities (set) is a business. The new guidance requires an acquirer to determine if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of assets; if so, the set of transferred assets and activities is not a business. The guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years with early adoption permitted. The new guidance will be applied on a prospective basis for transactions that occur within the period of adoption. Upon adoption of this standard, the Company anticipates that more property acquisitions will be accounted for under asset acquisition accounting rather than business combination accounting, which will result in the capitalization of transactions costs rather than expensing of said costs under the current guidance. We will early adopt this standard prospectively as of January 1, 2017, as permitted under the standard.
Reclassifications
Reclassifications of certain amounts in the 2015 and 2014 consolidated and combined financial statements have been made in order to conform with the 2016 presentation.
Deferred Costs and Other Assets
Deferred costs and other assets include the following as of December 31, 2016 and 2015:

	2016	2015
Deferred lease costs and corporate improvements, net	$90,922	$100,837
In-place lease intangibles, net	70,907	99,836
Acquired above market lease intangibles, net	34,337	47,285
Mortgage and other escrow deposits	29,160	38,906
Prepaids, notes receivable and other assets, net	41,230	16,368
	$266,556	$303,232

Washington Prime Group Inc. and Washington Prime Group, L.P.
Notes to Consolidated and Combined Financial Statements (Continued)
(dollars in thousands, except share, unit, per share and per unit amounts and where indicated as in millions or billions)

Deferred Lease Costs and Corporate Improvements
Our deferred lease costs consist of salaries and related benefits, fees charged by SPG for salaries and related benefits incurred in connection with lease originations, and fees paid to third party brokers. We record amortization of deferred leasing costs on a straight-line basis over the terms of the related leases. Details of deferred lease costs and corporate improvements as of December 31, 2016 and 2015 are as follows:

	2016	2015
Deferred lease costs	$149,208	$164,693
Corporate improvements	4,085	3,829
Accumulated amortization	(62,371)	(67,685)
Deferred lease costs and corporate improvements, net	$90,922	$100,837
Amortization of deferred leasing costs is a component of depreciation and amortization expense. The accompanying consolidated and combined statements of operations include amortization expense of $25.0 million, $27.2 million, and $12.5 million for the years ended December 31, 2016, 2015 and 2014, respectively.
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
A substantial portion of our leases require the tenant to reimburse us for a substantial portion of our operating expenses, including CAM, real estate taxes and insurance. This significantly reduces our exposure to increases in costs and operating expenses resulting from inflation. Such property operating expenses typically include utility, insurance, security, janitorial, landscaping, food court and other administrative expenses. As of December 31, 2016 the vast majority of our shopping center leases receive a fixed payment from the tenant for the CAM component which is recorded as revenue when earned. When not reimbursed by the fixed-CAM component, CAM expense reimbursements are based on the tenant's proportionate share of the allocable operating expenses and CAM capital expenditures for the property. We accrue reimbursements from tenants for recoverable portions of all these expenses as revenue in the period the applicable expenditures are incurred. We also receive escrow payments for these reimbursements from substantially all our non-fixed CAM tenants and monthly fixed CAM payments throughout the year. We recognize differences between estimated recoveries and the final billed amounts in the subsequent year. These differences were not material in any period presented. Our advertising and promotional costs are expensed as incurred.
Allowance for Credit Losses
We record a provision for credit losses based on our judgment of a tenant's creditworthiness, ability to pay and probability of collection. In addition, we also consider the retail sector in which the tenant operates and our historical collection experience in cases of bankruptcy, if applicable. Accounts are written off when they are deemed to be no longer collectible. The activity in the allowance for credit losses during the years ended December 31, 2016, 2015 and 2014 is as follows:

	For the Year Ended December 31,
	2016	2015	2014
Balance, beginning of year	$4,222	$4,570	$4,412
Provision for credit losses	4,508	2,022	2,332
Accounts written off, net of recoveries	(152)	(2,370)	(2,174)
Balance, end of year	$8,578	$4,222	$4,570
Income and Other Taxes
WPG Inc. has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code and applicable Treasury regulations relating to REIT qualification. In order to maintain REIT status, the regulations require the entity to distribute

Washington Prime Group Inc. and Washington Prime Group, L.P.
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
We have also elected taxable REIT subsidiary ("TRS") status for some of WPG Inc.'s subsidiaries. This enables us to provide services that would otherwise be considered impermissible for REITs and participate in activities that do not qualify as "rents from real property." For the year ended December 31, 2016, we recorded a federal income tax provision of $227 related to the taxable income generated by the TRS entities, which expense is included in income and other taxes in the accompanying consolidated and combined statements of operations and comprehensive income (loss). For these entities, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted tax rates to be in effect when the temporary differences reverse. As of December 31, 2016 and 2015, the TRS had a deferred tax asset before valuation allowances of $673 and $0, respectively, as a result of federal and state net operating loss carryovers.
A valuation allowance for deferred tax assets is provided if we believe all or some portion of the deferred tax asset may not be realized. An increase or decrease in the valuation allowance that results from the change in circumstances that causes a change in our judgment about the realizability of the related deferred tax asset is included in income. As of December 31, 2016 and 2015, the TRS valuation allowance for federal and state net operating loss carryovers was $367 and $0, respectively. As of December 31, 2016 and 2015, the TRS had a net deferred tax assets of $306 and $0, respectively.
We are also subject to certain other taxes, including state and local taxes and franchise taxes, which are included in income and other taxes in the accompanying consolidated and combined statements of operations and comprehensive income (loss).
For federal income tax purposes, the cash distributions paid to WPG Inc.'s common and preferred shareholders may be characterized as ordinary income, return of capital (generally non-taxable) or capital gains. Tax law permits certain characterization of distributions which could result in differences between cash basis and tax basis distribution amounts.
The following characterizes distributions paid per common and preferred share on a tax basis for the years ended December 31, 2016, 2015 and 2014 (from inception on May 28, 2014):

	2016		2015		2014
	$	%	$	%	$	%
Common shares
Ordinary income	$0.6128	61.28%	$1.0000	100.00%	$0.4805	96.10%
Capital gain	—	—%	—	—%	0.0195	3.90%
Non-dividend distributions	0.3872	38.72%	—	—%	—	—%
	$1.0000	100.00%	$1.0000	100.00%	$0.5000	100.00%

Series G Preferred Shares (1)
Ordinary income	$—	N/A	$0.5868	2.29%	N/A	N/A
Non-dividend distributions (2)	—	N/A	25.0000	97.71%	N/A	N/A
	$—	N/A	$25.5868	100.00%	N/A	N/A

Series H Preferred Shares (1)
Ordinary income	$1.4064	100.00%	$1.8752	100.00%	N/A	N/A

Series I Preferred Shares (1)
Ordinary income	$1.2891	100.00%	$1.7188	100.00%	N/A	N/A
(1) Shares issued in conjunction with the Merger on January 15, 2015.
(2) Shares redeemed in full on April 15, 2015.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Notes to Consolidated and Combined Financial Statements (Continued)
(dollars in thousands, except share, unit, per share and per unit amounts and where indicated as in millions or billions)

Noncontrolling Interests for WPG Inc.
Details of the carrying amount of WPG Inc.'s noncontrolling interests are as follows as of December 31, 2016 and 2015:

	2016	2015
Limited partners' interests in WPG L.P.	$168,264	$190,297
Noncontrolling interests in properties	1,104	1,082

Total noncontrolling interests	$169,368	$191,379
Net income attributable to noncontrolling interests (which includes limited partners' interests in WPG L.P. and noncontrolling interests in consolidated properties) is a component of consolidated and combined net income of WPG Inc.
Redeemable Noncontrolling Interests for WPG Inc.
Redeemable noncontrolling interests represent the underlying equity held by unaffiliated third parties in the consolidated joint venture entity that owns Arbor Hills, located in Ann Arbor, Michigan (the "Arbor Hills Venture") and the consolidated joint venture that owns Classen Curve and The Triangle at Classen Curve, each located in Oklahoma City, Oklahoma and Nichols Hills Plaza, located in Nichols Hills, Oklahoma (the "Oklahoma City Properties Venture," collectively) as well as the outstanding Series I-1 Preferred Interests. The unaffiliated third parties have, at their option, the right to have their equity purchased by the Company subject to the satisfaction of certain conditions.
The non-controlling interests in both the Arbor Hills Venture and the Oklahoma City Properties Venture are redeemable at the option of the holders under certain circumstances according to the terms of the respective joint venture agreements. These noncontrolling interests are presented as redeemable noncontrolling interests outside of permanent equity on the Company's consolidated balance sheets for the years ended December 31, 2016 and 2015. The Company adjusts the carrying amount of the redeemable noncontrolling interests to their maximum redemption value at the end of each reporting period, after allocating their pro-rata amount of net income (loss) and any contributions received, or distributions to, the redeemable noncontrolling interests. Changes in the redemption value of the redeemable noncontrolling interests are recorded within shareholder’s equity. Future reductions in the carrying amounts are limited to the original recorded fair value of the redeemable noncontrolling interests. The Company estimates the maximum redemption amounts based upon the terms of the applicable joint venture agreement, using Level 3 inputs such as: expected market capitalization rates, discount rates, and estimated future cash flows. As part of the Company's fourth quarter 2016 evaluation, the Company recorded an adjustment of $5,464 to redeemable noncontrolling interest in order to reflect the redeemable noncontrolling interest at maximum redemption value, which we believe approximates the fair value for such interests.
4.    Investment in Real Estate
Summary
Investment properties consisted of the following as of December 31, 2016 and 2015:

	2016	2015
Land	$905,960	$1,005,529
Buildings and improvements	5,299,427	5,569,268
Total land, buildings and improvements	6,205,387	6,574,797
Furniture, fixtures and equipment	89,241	81,403
Investment properties at cost	6,294,628	6,656,200
Less: accumulated depreciation	2,122,572	2,225,750
Investment properties at cost, net	$4,172,056	$4,430,450

Construction in progress included above	$49,214	$80,178

Washington Prime Group Inc. and Washington Prime Group, L.P.
Notes to Consolidated and Combined Financial Statements (Continued)
(dollars in thousands, except share, unit, per share and per unit amounts and where indicated as in millions or billions)

The Merger
On January 15, 2015, we acquired 23 properties in the Merger (see Note 1 - "Organization"). We reflected the assets and liabilities of the properties acquired in the Merger at the estimated fair value on the January 15, 2015 acquisition date. The following table summarizes the fair value allocation for the acquisition, which was finalized during the three months ended March 31, 2016 and did not result in any material change from the estimated fair values disclosed in the 2015 Form 10-K:

Investment properties	$3,091,410
Cash and cash equivalents (1)	547,294
Tenant accounts receivable	14,311
Investment in and advances to unconsolidated real estate entities	21,994
Deferred costs and other assets (including intangibles)	370,079
Accounts payable, accrued expenses, intangibles, and deferred revenue	(289,551)
Distributions payable	(2,658)
Redeemable noncontrolling interests, including preferred units	(5,795)
Total assets acquired and liabilities assumed	3,747,084
Fair value of mortgage notes payable assumed	(1,356,389)
Net assets acquired	2,390,695
Less: Common shares issued	(535,490)
Less: Preferred shares issued	(319,960)
Less: Common operating partnership units issued to limited partners	(29,482)
Less: Cash and cash equivalents acquired	(547,294)
Net cash paid for acquisition	$958,469

(1)	Includes the proceeds from the Property Sale, net of the repayment of the $155.0 million balance on the GRT credit facility.
The consolidated balance sheet at December 31, 2016 contains certain intangible assets associated with the Merger (excluding the amounts related to the O'Connor Properties, which were transferred to unconsolidated entities on June 1, 2015, per Note 5 - "Investment in Unconsolidated Entities, at Equity" and other dispositions). Intangibles of $72.3 million, which relate primarily to above-market leases and lease in place values, are included in “Deferred costs and other assets” at December 31, 2016. Intangibles of $79.1 million, which are primarily related to below-market leases, are included in “Accounts payable, accrued expenses, intangibles, and deferred revenue” at December 31, 2016.
Real Estate Acquisitions and Dispositions
We acquire interests in properties to generate both current income and long-term appreciation in value. We acquire interests in individual properties or portfolios of retail real estate companies that meet our investment criteria and sell properties which no longer meet our strategic criteria. Unless otherwise noted below, gains and losses on these transactions are included in (loss) gain upon acquisition of controlling interests and on sale of interests in properties, net in the accompanying consolidated and combined statements of operations and comprehensive income (loss). We expense acquisition and potential acquisition costs related to business combinations and disposition related costs as they are incurred. We incurred a minimal amount of transaction expenses during 2016, 2015, and 2014, excluding those related to the separation from SPG and Merger disclosed in Note 1 - "Organization."
No acquisition activity occurred during the year ended December 31, 2016. Acquisition activity other than the Merger for the years ended December 31, 2015 and 2014 and disposition activity for the years ended December 31, 2016 and 2014 is highlighted as follows:
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
We reflected the assets and liabilities of the above acquisition properties at the estimated fair value on the respective acquisition dates and recorded remeasurement gains on our previous investments as indicated in the table above. The following table summarizes the fair value allocations for the acquisitions, which were finalized during 2015:

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
2016 Dispositions
On November 10, 2016, we completed the sale of Richmond Town Square, a wholly owned shopping center located in Cleveland, Ohio, to a private real estate investor for a purchase price of $7.3 million. The net proceeds from the transaction were used to reduce the balance of corporate debt.
On August 19, 2016, the Company completed the sale of Knoxville Center, a wholly owned shopping center located in Knoxville, Tennessee, to a private real estate investor (the "Buyer") for a purchase price of $10.1 million. The sales price consisted of $3.9 million paid to the Company at closing and the issuance of a promissory note for $6.2 million from the Buyer to the Company with an interest rate of 5.5% per annum. The note balance is due on February 28, 2017, with one six-month extension available to the Buyer. As of December 31, 2016, the Buyer was current on their interest payments. The net proceeds from the transactions were used to reduce the balance outstanding under the Facility.
On January 29, 2016, we completed the sale of Forest Mall, a wholly owned shopping center located in Fond Du Lac, Wisconsin, and Northlake Mall, a wholly owned shopping center located in Atlanta, Georgia, to private real estate investors (the "Buyers") for an aggregate purchase price of $30 million, which was classified as real estate held for sale on the accompanying consolidated balance sheet as of December 31, 2015. The sales price consisted of $10 million paid to us at closing and the issuance of a promissory note for $20 million from us to the Buyers with an interest rate of 6% per annum. On June 29, 2016, the Buyers repaid $4.4 million of the promissory note balance and exercised a six-month extension option. The remaining $15.6 million note

Washington Prime Group Inc. and Washington Prime Group, L.P.
Notes to Consolidated and Combined Financial Statements (Continued)
(dollars in thousands, except share, unit, per share and per unit amounts and where indicated as in millions or billions)

balance was repaid in full on January 4, 2017. The proceeds from the transaction were used to reduce the balance outstanding under the Facility.
In connection with the dispositions above, the Company recorded a $2.0 million net loss, which is included in (loss) gain upon acquisition of controlling interests and on sale of interests in properties, net in the accompanying consolidated and combined statements of operations and comprehensive income (loss) for the year ended December 31, 2016.
On December 29, 2016, June 9, 2016 and April 28, 2016, River Valley Mall, located in Lancaster, Ohio, Merritt Square Mall, located in Merritt Island, Florida, and Chesapeake Square, located in Chesapeake, Virginia, were transitioned to the lenders, respectively (see Note 6 - "Indebtedness" for further discussion).
2014 Dispositions
On July 17, 2014, we sold Highland Lakes Center, a wholly owned shopping center in Orlando, Florida, for net proceeds of $20.5 million.
On June 23, 2014, we sold New Castle Plaza, a wholly owned shopping center in New Castle, Indiana, for net proceeds of $4.4 million.
On February 28, 2014, SPG disposed of its interest in one unconsolidated shopping center and recorded a gain of approximately $0.2 million. This property was part of a portfolio of interests in properties, the remainder of which is included within those properties distributed by SPG to WPG on May 28, 2014.
In connection with the dispositions above, the Company recorded an $11.6 million net gain, which is included in (loss) gain upon acquisition of controlling interests and on sale of interests in properties, net in the accompanying consolidated and combined statements of operations and comprehensive income (loss).
Intangible Assets and Liabilities Associated with Acquisitions
Intangible assets and liabilities, which were recorded at the respective acquisition dates, are associated with the Company's acquisitions of properties at fair value. The gross intangibles recorded as of their respective acquisition date are comprised of an asset for acquired above-market leases in which the Company is the lessor, a liability for acquired below-market leases in which the Company is the lessor, a liability for an acquired above-market ground lease in which the Company is the lessee, and an asset for in-place leases. The following table denotes the gross carrying values of the respective intangibles as of December 31, 2016 and 2015:

	Balance as of
Intangible Asset/Liability	December 31, 2016	December 31, 2015
Above-market leases - Company is lessor	$56,192	$62,900
Below-market leases - Company is lessor	$145,064	$162,699
Above-market lease - Company is lessee	$2,536	$2,536
In-place leases	$134,516	$156,842
The intangibles related to above and below-market leases in which the Company is the lessor are amortized to minimum rents on a straight-line basis over the estimated life of the lease, with amortization as a net increase to minimum rents in the amounts of $9,930, $17,863, and $809 for the years ended December 31, 2016, 2015 and 2014, respectively. The above-market lease in which the Company is the lessee is amortized to ground rent expense over the life of the non-cancelable lease term, with amortization as a decrease in the amount of $78 and $75 for the years ended December 31, 2016 and 2015 (none in 2014). In-place leases are amortized to depreciation and amortization expense over the life of the leases to which they pertain, with such amortization of $24,269, $43,941, and $8,094 for the years ended December 31, 2016, 2015 and 2014, respectively.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Notes to Consolidated and Combined Financial Statements (Continued)
(dollars in thousands, except share, unit, per share and per unit amounts and where indicated as in millions or billions)

The table below identifies the types of intangible assets and liabilities, their location on the consolidated balance sheets, their weighted average amortization period, and their book value, which is net of accumulated amortization, as of December 31, 2016 and 2015:

			Balance as of
Intangible Asset/Liability	Location on the Consolidated Balance Sheets	Weighted Average Remaining Amortization (in years)	December 31, 2016	December 31, 2015
Above-market leases - Company is lessor	Deferred costs and other assets	7.3	$34,337	$47,285
Below-market leases - Company is lessor	Accounts payable, accrued expenses, intangibles and deferred revenues	13.5	$104,540	$131,854
Above-market lease - Company is lessee	Accounts payable, accrued expenses, intangibles and deferred revenues	30.5	$2,383	$2,461
In-place leases	Deferred costs and other assets	9.8	$70,907	$99,836
The net amortization of intangibles as an increase (decrease) to net income as of December 31, 2016 is as follows:

	Above/Below-Market Leases-Lessor	Above/Below-Market Leases-Lessee	In-place Leases	Total Net Intangible Amortization
2017	$5,618	$78	$(17,264)	$(11,568)
2018	4,868	78	(11,364)	(6,418)
2019	5,294	78	(9,558)	(4,186)
2020	5,605	78	(7,376)	(1,693)
2021	5,656	78	(3,898)	1,836
Thereafter	43,162	1,993	(21,447)	23,708
	$70,203	$2,383	$(70,907)	$1,679

Impairment
During the year ended December 31, 2016, the Company made continued progress to dispose of its remaining noncore properties. On November 10, 2016, the Company sold Richmond Town Square for $7.3 million. Additionally, as of December 31, 2016, we had executed purchase and sale agreements to sell Virginia Center Commons, located in Glen Allen, Virginia for $9.0 million and to sell Gulf View Square, located in Port Richey, Florida and River Oaks Center, located in Chicago, Illinois for $15 million and $27 million, respectively. The Company closed on these transactions during the first quarter of 2017 (see Note 13 - "Subsequent Events" for further discussion). As such, the Company has classified these enclosed retail properties as held-for-sale as of December 31, 2016. We compared the fair value of each noncore property to its relative carrying value, which resulted in the recording of an impairment charge of approximately $21.9 million within the consolidated and combined statements of operations and comprehensive income (loss) for the year ended December 31, 2016. The impairment charge was attributed to the recent continued declines in the fair value of the properties and executed agreements entered into in 2016 to sell these properties at prices below the carrying value.
During the year ended December 31, 2015, we took an impairment charge of approximately $138 million primarily related to the noncore properties noted above, in addition to Forest Mall and Northlake Mall, which were both sold on January 29, 2016, and Knoxville Center, which was sold on August 19, 2016. The impairment charge was due to the change in facts and circumstances when we decided to hold the assets for a shorter period which resulted in the carrying value not being recoverable from the projected cash flows.
During the third quarter of 2015, a major anchor tenant of Chesapeake Square informed us of their intention to close their store at the property. The impending closure was deemed a triggering event and, therefore, we evaluated this property in conjunction with our quarterly impairment review and preparation of our financial statements for the quarter ended September 30, 2015. We compared the fair value to the related carrying value, which resulted in the recording of an impairment charge of approximately

Washington Prime Group Inc. and Washington Prime Group, L.P.
Notes to Consolidated and Combined Financial Statements (Continued)
(dollars in thousands, except share, unit, per share and per unit amounts and where indicated as in millions or billions)

$9.9 million in the consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2015. Furthermore, we transferred ownership of this property to the mortgage lender on April 28, 2016 (see Note 6 - "Indebtedness").
Condensed Pro Forma Financial Information (Unaudited)
The results of operations of acquired properties are included in the consolidated and combined statements of operations beginning on their respective acquisition dates. The following unaudited condensed pro forma financial information is presented as if the Merger and the Property Sale described in Note 1 - "Organization," which were completed on January 15, 2015, had been consummated on January 1, 2014. The unaudited condensed pro forma financial information assumes the O'Connor Joint Venture transaction completed on June 1, 2015 (see Note 5 - "Investment in Unconsolidated Entities, at Equity") also occurred on January 1, 2014. Additionally, adjustments have been made to reflect the following transactions as if they occurred on January 1, 2014: the issuance of the Notes Payable on March 24, 2015 (see Note 6 - "Indebtedness"), the redemption of all 4,700,000 outstanding 8.125% Series G Cumulative Redeemable Preferred Stock on April 15, 2015 (see Note 9 - "Equity"), the refinancings of property mortgages on May 21, 2015 (see Note 6 - "Indebtedness"), the receipt of funds from the June 2015 Term Loan on June 4, 2015 (see Note 6 - "Indebtedness") and the receipt of funds from the December 2015 Term Loan on December 10, 2015 (see Note 6 - "Indebtedness"). Finally, no pro forma adjustments have been made for the January 13, 2015 acquisition of Canyon View Marketplace, the January 29, 2016 sale of Forest Mall and Northlake Mall, the April 28, 2016 foreclosure of Chesapeake Square, the June 9, 2016 foreclosure of Merritt Square Mall, the August 19, 2016 sale of Knoxville Center, the November 10, 2016 sale of Richmond Town Square, or the December 29, 2016 transition of River Valley Mall because it would not have a significant impact. The unaudited condensed pro forma financial information is for comparative purposes only and not necessarily indicative of what actual results of operations of the Company would have been had the Merger and other transactions noted above been consummated on January 1, 2014, nor does it purport to represent the results of operations for future periods.
WPG Inc. Condensed Pro Forma Financial Information (Unaudited)
The table below contains information related to the unaudited condensed pro forma financial information of WPG Inc. for the years ended December 31, 2015 and 2014 as follows:

	Year Ended December 31,	Year Ended December 31,
	2015	2014
Total revenues	$874,338	$886,010
Net (loss) income attributable to the Company	$(60,876)	$74,147
Net (loss) income attributable to common shareholders	$(75,024)	$60,115
(Loss) earnings per common share-basic and diluted	$(0.40)	$0.32
Weighted average shares outstanding-basic (in thousands)	185,342	185,031
Weighted average shares outstanding-diluted (in thousands)	219,708	219,528
WPG L.P. Condensed Pro Forma Financial Information (Unaudited)
The table below contains information related to the unaudited condensed pro forma financial information of WPG L.P. for the year ended December 31, 2015 and 2014 as follows:

	Year Ended December 31,	Year Ended December 31,
	2015	2014
Total revenues	$874,338	$886,010
Net (loss) income attributable to unitholders	$(74,734)	$85,309
Net (loss) income attributable to common unitholders	$(88,882)	$71,277
(Loss) earnings per common unit-basic and diluted	$(0.40)	$0.32
Weighted average units outstanding-basic (in thousands)	219,708	219,402
Weighted average units outstanding-diluted (in thousands)	219,708	219,528

Washington Prime Group Inc. and Washington Prime Group, L.P.
Notes to Consolidated and Combined Financial Statements (Continued)
(dollars in thousands, except share, unit, per share and per unit amounts and where indicated as in millions or billions)

5.    Investment in Unconsolidated Entities, at Equity
The Company's investment activity in unconsolidated real estate entities for the years ended December 31, 2016 and 2015 consisted of investments in the following joint ventures:

•	The O'Connor Joint Venture
On June 1, 2015, we completed a joint venture transaction with O'Connor, an unaffiliated third party, with respect to the ownership and operation of five of the Company’s enclosed retail properties and certain related out-parcels (the "O'Connor Joint Venture") acquired in the Merger, which were valued at approximately $1.625 billion. We retained a 51% non-controlling interest in the O'Connor Joint Venture. The transaction generated net proceeds, after taking into consideration the assumption of debt (including the new loans on Pearlridge Center and Scottsdale Quarter) and costs associated with the transaction, of approximately $432 million (including $28.7 million for the partial reimbursement of the Scottsdale Quarter development costs), which was used to repay a portion of the Bridge Loan (see Note 6 - "Indebtedness"). We deconsolidated the properties and recorded a gain in connection with this sale of $4.2 million, which is included in (loss) gain upon acquisition of controlling interests and on sale of interests in properties, net in the accompanying consolidated and combined statements of operations and comprehensive income (loss) for the year ended December 31, 2015. We retained day to day management, leasing, and development responsibilities for the O'Connor Properties.
During the year ended December 31, 2016, the O'Connor Joint Venture sold its 25% indirect ownership interest in Crescent-SDQ III Venture, LLC to unaffiliated third parties. The Company received a cash distribution from the joint venture at closing of $4.4 million and recorded $0.3 million as our share of the joint venture's gain, based on our pro-rata ownership interest in the O'Connor Joint Venture, which is recorded in (loss) income from unconsolidated entities in the accompanying consolidated and combined statements of operations and comprehensive income (loss).

•	The Seminole Joint Venture
This investment consists of a 45% non-controlling interest held by the Company in Seminole Towne Center, an approximate 1.1 million square foot (unaudited) enclosed regional retail property located in the Orlando, Florida area. The Company's effective financial interest in this property (after preferences) was approximately 22% for the year ended December 31, 2016. We retained day to day management, leasing, and development responsibilities for the Seminole Joint Venture.

•	Other Joint Venture
The Company also holds an indirect 12.5% ownership interest in certain real estate through a joint venture with an unaffiliated third party. We did not retain management, leasing and development responsibilities for this joint venture.
Individual agreements specify which services the Company is to provide to each joint venture. The Company, through its affiliates, may provide management, development, construction, leasing and legal services for a fee to the joint ventures described above for which we've retained the right to provide such services. Related to performing these services, we recorded management fees of $6.7 million, $3.9 million and $0.4 million for the years ended December 31, 2016, 2015 and 2014, respectively, which are included in other income in the accompanying consolidated and combined statements of operations and comprehensive income (loss). Advances to the O'Connor Joint Venture totaled $2.5 million and $1.2 million as of December 31, 2016 and 2015, respectively, which are included in investment in and advances to unconsolidated entities, at equity in the accompanying consolidated balance sheets. Management deems this balance to be collectible and anticipates repayment within one year.
The results for the O'Connor Joint Venture are included below for the year ended December 31, 2016 and for the period from June 1, 2015 through December 31, 2015.
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

Washington Prime Group Inc. and Washington Prime Group, L.P.
Notes to Consolidated and Combined Financial Statements (Continued)
(dollars in thousands, except share, unit, per share and per unit amounts and where indicated as in millions or billions)

The results for the joint venture that previously owned Whitehall Mall, located in Whitehall, Pennsylvania, are included in the results below for the period from January 1, 2014 through November 30, 2014. On December 1, 2014, the Company purchased the remaining ownership interest in this property from its former joint venture partner. As a result, the Company now owns all of the equity interest in this property, and therefore it is now consolidated.
The results for the Seminole Joint Venture are included below for all periods presented. The results for the Company's indirect 12.5% ownership interest in another real estate project are included for the year ended December 31, 2016 and for the period from January 15, 2015 through December 31, 2015.
The following table presents the combined balance sheets for the unconsolidated joint venture properties for the periods indicated above during which the Company accounted for these investments as unconsolidated entities as of December 31, 2016 and 2015:

	December 31,
	2016	2015
Assets:
Investment properties at cost, net	$1,641,170	$1,693,769
Construction in progress	21,084	55,529
Cash and cash equivalents	20,657	28,839
Tenant receivables and accrued revenue, net	19,056	29,297
Deferred costs and other assets (1)	135,313	154,406
Total assets	$1,837,280	$1,961,840
Liabilities and Members’ Equity:
Mortgage notes payable	$875,811	$908,315
Accounts payable, accrued expenses, intangibles, and deferred revenues(2)	116,870	137,613
Total liabilities	992,681	1,045,928
Members’ equity	844,599	915,912
Total liabilities and members’ equity	$1,837,280	$1,961,840
Our share of members’ equity, net	$429,792	$461,227

(1)	Includes value of acquired in-place leases and acquired above-market leases with a net book value of $93,634 and $113,822 as of December 31, 2016 and 2015, respectively.

(2)	Includes the net book value of below market leases of $69,886 and $86,584 as of December 31, 2016 and 2015, respectively.
The following table presents the investment in and advances to (cash distributions and losses in) unconsolidated real estate entities for the periods indicated above during which the Company accounted for these investments as unconsolidated entities as of December 31, 2016 and 2015:

	December 31,
	2016	2015
Our share of members’ equity, net	$429,792	$461,227
Advances and excess investment	13,679	11,445
Net investment in and advances to unconsolidated real estate entities(1)	$443,471	$472,672

(1)
Includes $458,892 and $488,071 of investment in and advances to unconsolidated entities, at equity as of December 31, 2016 and 2015, respectively, and $15,421 and $15,399 of cash distributions and losses in unconsolidated entities, at equity as of December 31, 2016 and 2015, respectively.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Notes to Consolidated and Combined Financial Statements (Continued)
(dollars in thousands, except share, unit, per share and per unit amounts and where indicated as in millions or billions)

The following table presents the combined statements of operations for the unconsolidated joint venture properties for the periods indicated above during which the Company accounted for these investments as unconsolidated entities for the years ended December 31, 2016, 2015 and 2014:

	For the Year Ended December 31,
	2016	2015	2014
Total revenues	$191,831	$127,263	$41,248
Operating expenses	78,685	53,204	15,291
Depreciation and amortization	78,972	48,876	9,649
Operating income	34,174	25,183	16,308
Gain on sale of interests in unconsolidated entities	1,014	—	—
Interest expense, taxes, and other, net	(32,754)	(20,135)	(8,936)
Net income from the Company's unconsolidated real estate entities	$2,434	$5,048	$7,372

Our share of (loss) income from the Company's unconsolidated real estate entities	$(1,745)	$(1,247)	$973

6.    Indebtedness
Mortgage Debt
Total mortgage indebtedness at December 31, 2016 and 2015 was as follows:

	2016	2015
Face amount of mortgage loans	$1,610,429	$1,782,103
Fair value adjustments, net	12,661	17,683
Debt issuance cost, net	(5,010)	(6,347)
Carrying value of mortgage loans	$1,618,080	$1,793,439
A roll forward of mortgage indebtedness from December 31, 2015 to December 31, 2016 is summarized as follows:

Balance at December 31, 2015	$1,793,439
Debt amortization payments	(16,526)
Debt borrowings, net	4,530
Debt cancelled upon lender foreclosures, net of debt issuance costs of $0.3 million	(159,828)
Amortization of fair value and other adjustments	(5,022)
Amortization of debt issuance costs	1,487
Balance at December 31, 2016	$1,618,080
The mortgage debt had weighted average interest and maturity of 4.98% and 4.0 years at December 31, 2016 and 5.10% and 4.4 years at December 31, 2015. See "Covenants" section below for a discussion on mortgage loans in default at December 31, 2016.
2016 Activity
On December 29, 2016, the mortgage on River Valley Mall was cancelled upon a deed-in-lieu of foreclosure agreement (see "Covenants" section below for additional details).
On October 1, 2016, the Company exercised the last option to extend the maturity date of the principal amount of the mortgage loan on WestShore Plaza for one year to October 1, 2017.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Notes to Consolidated and Combined Financial Statements (Continued)
(dollars in thousands, except share, unit, per share and per unit amounts and where indicated as in millions or billions)

On June 9, 2016, the mortgage on Merritt Square Mall was cancelled upon the lender foreclosure (see "Covenants" section below for additional details).
On June 8, 2016, the Company borrowed $65.0 million under a term loan secured by ownership interests in Weberstown Mall, located in Stockton, California (the "June 2016 Secured Loan"). The June 2016 Secured Loan bears interest at one-month LIBOR plus 1.75% and will initially mature on June 8, 2018, subject to three one-year extensions available at our option subject to compliance with the terms of the underlying loan agreement and payment of customary extension fees. The interest rate on the June 2016 Secured Loan may vary in the future based on the Company's credit rating. The Company used the proceeds from the June 2016 Secured Loan to repay the $60.0 million mortgage loan secured by Weberstown Mall and for other general corporate purposes. As of December 31, 2016, the balance was $64.6 million, net of $0.4 million of debt issuance costs, and the applicable interest rate was 2.5%.
On April 28, 2016, the mortgage on Chesapeake Square was cancelled upon the lender foreclosure (see "Covenants" section below for additional details).
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

Washington Prime Group Inc. and Washington Prime Group, L.P.
Notes to Consolidated and Combined Financial Statements (Continued)
(dollars in thousands, except share, unit, per share and per unit amounts and where indicated as in millions or billions)

Unsecured Debt
The Facility
On May 15, 2014, we closed on a senior unsecured revolving credit facility, or "Revolver," and a senior unsecured term loan, or "Term Loan" (collectively referred to as the "Facility"). The Revolver provides borrowings on a revolving basis up to $900 million, bears interest at one-month LIBOR plus 1.25%, and will initially mature on May 30, 2018, subject to two, six-month extensions available at our option subject to compliance with the terms of the Facility and payment of a customary extension fee. The Term Loan provides borrowings in an aggregate principal amount up to $500 million, bears interest at one-month LIBOR plus 1.45%, and will initially mature on May 30, 2017, subject to two, 12-month extensions available at our option subject to compliance with the terms of the Facility and payment of a customary extension fee (see Note 13 - "Subsequent Events"). On July 6, 2016, the Company exercised interest rate swap agreements totaling $200.0 million, which effectively fixed the interest rate on a portion of the Term Loan at 2.04% through August 1, 2018. The interest rate on the Facility may vary in the future based on the Company's credit rating.
During 2016, we incurred $142.3 million of indebtedness under the Facility, the proceeds of which were primarily used for general corporate purposes. During 2016, we repaid $113.0 million of outstanding borrowings on the Facility using proceeds from property dispositions (see Note 4 - "Investment in Real Estate") and cash flow from operations.
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
At December 31, 2016, borrowings under the Facility consisted of $308.0 million outstanding under the Revolver (before debt issuance costs, net of $1.8 million) and $500.0 million outstanding under the Term Loan. On December 31, 2016, we had an aggregate available borrowing capacity of $591.7 million under the Facility, net of $0.3 million reserved for outstanding letters of credit. At December 31, 2016, the applicable interest rate on the Revolver was one-month LIBOR plus 1.25%, or 2.02%, and the applicable interest rate on the unhedged portion of the Term Loan was one-month LIBOR plus 1.45%, or 2.22%.
Term Loans
On December 10, 2015, the Company borrowed $340.0 million under an additional new term loan (the "December 2015 Term Loan"), pursuant to a commitment received from bank lenders. The December 2015 Term Loan bears interest at one-month LIBOR plus 1.80% and will mature in January 2023. On December 11, 2015, the Company executed interest rate swap agreements totaling $340.0 million which effectively fixed the interest rate on the December 2015 Term Loan at 3.51% through January 2023. The interest rate on the December 2015 Term Loan may vary in the future based on the Company's credit rating. The Company used the proceeds from the December 2015 Term Loan to repay outstanding amounts on the Revolver and for other general corporate purposes. As of December 31, 2016, the balance was $336.9 million, net of $3.1 million of debt issuance costs.
On June 4, 2015, the Company borrowed $500.0 million under a new term loan (the "June 2015 Term Loan"), pursuant to a commitment received from bank lenders. The June 2015 Term Loan bears interest at one-month LIBOR plus 1.45% and will mature in March 2020. On June 19, 2015, the Company executed interest rate swap agreements totaling $500.0 million, with an effective date of July 6, 2015, which effectively fixed the interest rate on the June 2015 Term Loan at 2.56% through June 2018. The interest rate on the June 2015 Term Loan may vary in the future based on the Company's credit rating. The Company used the proceeds from the June 2015 Term Loan to repay the remaining outstanding balance on the Bridge Loan (defined below). As of December 31, 2016, the balance was $497.6 million, net of $2.4 million of debt issuance costs.
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
On January 15, 2015, the Company borrowed $1.19 billion under the Bridge Loan in connection with the closing of the Merger, which was repaid in full during 2015.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Notes to Consolidated and Combined Financial Statements (Continued)
(dollars in thousands, except share, unit, per share and per unit amounts and where indicated as in millions or billions)

The Company incurred $10.4 million of Bridge Loan commitment, structuring and funding fees. Upon the full repayment of the Bridge Loan, the Company accelerated amortization of the deferred loan costs, resulting in total amortization of $10.4 million included in interest expense in the accompanying consolidated and combined statements of operations and comprehensive income (loss) for the year ended December 31, 2015.
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
As of December 31, 2016, the balance outstanding under the Exchange Notes was $247.6 million, net of $2.4 million of debt discount and issuance costs.
Covenants
Our unsecured debt agreements contain financial and other covenants. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender including adjustments to the applicable interest rate. As of December 31, 2016, management believes the Company is in compliance with all covenants of its unsecured debt.
The total balance of mortgages was approximately $1.6 billion as of December 31, 2016. At December 31, 2016, certain of our consolidated subsidiaries were the borrowers under 30 non-recourse loans, one-full recourse loan and one partial-recourse loan secured by mortgages encumbering 36 properties, including two separate pools of cross-defaulted and cross-collateralized mortgages encumbering a total of six properties. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt instruments contain financial and other non-financial covenants which are specific to the properties which serve as collateral for that debt. Our existing non-recourse mortgage loans generally prohibit our subsidiaries that are borrowers thereunder from incurring additional indebtedness, subject to certain customary and limited exceptions. In addition, certain of these instruments limit the ability of the applicable borrower's parent entity from incurring mezzanine indebtedness unless certain conditions are satisfied, including compliance with maximum loan to value ratio and minimum debt service coverage ratio tests. Further, under certain of these existing agreements, if certain cash flow levels in respect of the applicable mortgaged property (as described in the applicable agreement) are not maintained for at least two consecutive quarters, the lender could accelerate the debt and enforce its right against its collateral. If the borrower fails to comply with these covenants, the lender could accelerate the debt and enforce its right against their collateral.
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

Washington Prime Group Inc. and Washington Prime Group, L.P.
Notes to Consolidated and Combined Financial Statements (Continued)
(dollars in thousands, except share, unit, per share and per unit amounts and where indicated as in millions or billions)

On August 8, 2016, we received a notice of default letter, dated August 4, 2016, from the special servicer to the borrower concerning the $44.9 million mortgage loan secured by River Valley Mall. The letter was sent because the borrower, a consolidated subsidiary of the Company, did not repay the loan in full by its January 11, 2016 maturity date. On December 29, 2016, we transferred title of the property to the mortgage lender pursuant to the terms of a deed-in-lieu of foreclosure agreement entered into by the Company's affiliate and the mortgage lender.
On October 8, 2015, we received a notice of default letter, dated October 5, 2015, from the special servicer to the borrower of the $52.9 million mortgage loan secured by Merritt Square Mall.  The letter was sent because the borrower, a consolidated subsidiary of the Company, did not repay the loan in full by its September 1, 2015 maturity date. On May 25, 2016, the trustee on behalf of the mortgage lender conducted a non-judicial foreclosure sale of Merritt Square Mall, in which the Company's affiliate previously held a 100% ownership interest. The mortgage lender was the successful bidder at the sale and ownership transferred on June 9, 2016. The Company managed the property through and including July 31, 2016.
On October 30, 2015, we received a notice of default letter, dated that same date, from the special servicer to the borrower concerning the $62.4 million mortgage loan that matures on February 1, 2017 and was secured by Chesapeake Square.  The default resulted from an operating cash flow shortfall at the property in October 2015 that the borrower, a consolidated subsidiary of the Company, did not cure. On April 21, 2016, the trustee on behalf of the mortgage lender conducted a non-judicial foreclosure of Chesapeake Square, in which the Company's affiliate previously held majority ownership interest. The mortgage lender was the successful bidder at the sale and ownership transferred on April 28, 2016.
Upon the ownership transfers of River Valley Mall, Merritt Square Mall, and Chesapeake Square, the Company recognized a net gain of $34.6 million based on the cancellation of outstanding mortgage debt of $160.1 million, which is included in gain on extinguishment of debt, net in the consolidated and combined statements of operations and comprehensive income (loss) for the year ended December 31, 2016.
At December 31, 2016, management believes the applicable borrowers under our other non-recourse mortgage loans were in compliance with all covenants where non-compliance could individually, or giving effect to applicable cross-default provisions in the aggregate, have a material adverse effect on our financial condition, results of operations or cash flows. In addition to the properties mentioned above, we have identified Valle Vista Mall as over-levered. We expect to commence discussions with the special servicer on the loan encumbering this property prior to loan maturity. The Company has assessed each of these properties for impairment indicators and has concluded no impairment charges are warranted as of December 31, 2016.
Debt Maturity and Cash Paid for Interest
Scheduled principal repayments on indebtedness (including extension options) as of December 31, 2016 are as follows:

2017	$346,050
2018	39,032
2019	968,309
2020	846,710
2021	273,354
Thereafter	1,034,974
Total principal maturities	3,508,429
Bond Discount	(47)
Fair value adjustments, net	12,661
Debt issuance costs, net	(14,639)
Total mortgages and unsecured indebtedness	$3,506,404
Cash paid for interest for the years ended December 31, 2016, 2015 and 2014 was $125,999, $124,646 and $81,607, respectively.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Notes to Consolidated and Combined Financial Statements (Continued)
(dollars in thousands, except share, unit, per share and per unit amounts and where indicated as in millions or billions)

Fair Value of Debt
The carrying values of our variable-rate loans approximate their fair values. We estimate the fair values of fixed-rate mortgages and fixed rate unsecured debt (including variable-rate unsecured debt swapped to fixed-rate) using cash flows discounted at current borrowing rates. The book value and fair value of these financial instruments along with the related discount rate assumptions as of December 31, 2016 and 2015 are summarized as follows:

	2016	2015
Book value of fixed- rate mortgages(1)	$1,359,329	$1,596,003
Fair value of fixed-rate mortgages	$1,403,103	$1,675,035
Weighted average discount rates assumed in calculation of fair value for fixed-rate mortgages	3.79%	3.42%

Book value of fixed-rate unsecured debt(1)	$1,290,000	$1,090,000
Fair value of fixed-rate unsecured debt	$1,261,858	$1,068,724
Weighted average discount rates assumed in calculation of fair value for fixed-rate unsecured debt	2.86%	1.91%
(1) Excludes deferred financing fees and applicable debt discounts.
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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in other comprehensive income ("OCI") or other comprehensive loss (“OCL”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Net realized gains or losses resulting from derivatives that were settled in conjunction with planned fixed-rate financings or refinancings continue to be included in accumulated other comprehensive income ("AOCI") during the term of the hedged debt transaction. Any ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company recognized $288 and $193 of hedge ineffectiveness as increases to earnings during the years ended December 31, 2016 and December 31, 2015, respectively. There was no hedge ineffectiveness in earnings during the year ended December 31, 2014.
Amounts reported in AOCI relate to derivatives that will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt. Realized gains or losses on settled derivative instruments included in AOCL are recognized as an adjustment to income over the term of the hedged debt transaction. During the next twelve months, the Company estimates that an additional $2.4 million will be reclassified as an increase to interest expense.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Notes to Consolidated and Combined Financial Statements (Continued)
(dollars in thousands, except share, unit, per share and per unit amounts and where indicated as in millions or billions)

During the year ended December 31, 2016, the Company entered into three two-year swaps and one interest rate cap. As of December 31, 2016, the Company had 15 outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk with a notional value of $1,139,600.
The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the consolidated balance sheet as of December 31, 2016 and 2015:

Derivatives designated as hedging instruments:		Balance Sheet Location	December 31, 2016	December 31, 2015
Interest rate products	Asset Derivatives	Deferred costs and other assets	$5,754	$1,658
Interest rate products	Liability Derivatives	Accounts payable, accrued expenses, intangibles and deferred revenues	$2	$152
The asset derivative instruments were reported at their fair value of $5,754 and $1,658 in deferred costs and other assets at December 31, 2016 and 2015, respectively, with a corresponding adjustment to OCI for the unrealized gains and losses (net of noncontrolling interest allocation). The liability derivative instruments were reported at their fair value of $2 and $152 in accounts payable, accrued expenses, intangibles, and deferred revenues at December 31, 2016 and 2015, respectively, with a corresponding adjustment to OCL for the unrealized gains and losses (net of noncontrolling interest allocation). There were no outstanding derivatives as of December 31, 2014. Over time, the unrealized gains and losses held in AOCI will be reclassified to earnings. This reclassification will correlate with the recognition of the hedged interest payments in earnings.
The table below presents the effect of the Company's derivative financial instruments on the consolidated and combined statements of operations and comprehensive income (loss) for the years ended December 31, 2016 and 2015:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Year Ended			Year Ended			Year Ended
	December 31, 2016	December 31, 2015		December 31, 2016	December 31, 2015		December 31, 2016	December 31, 2015

Interest rate products	$(3,580)	$(429)	Interest expense	$7,381	$2,466	Interest expense	$288	$193
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
As of December 31, 2016, the fair value of derivatives in a net liability position, plus accrued interest but excluding any adjustment for nonperformance risk, related to these agreements was $189. As of December 31, 2016, the Company has not posted any collateral related to these agreements. The Company is not in default with any of these provisions. If the Company had breached any of these provisions at December 31, 2016, it would have been required to settle its obligations under the agreements at their termination value of $189.

Washington Prime Group Inc. and Washington Prime Group, L.P.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2016 and 2015, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
The tables below presents the Company’s net assets and liabilities measured at fair value as of December 31, 2016 and 2015 aggregated by the level in the fair value hierarchy within which those measurements fall:

	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2016
Derivative instruments, net	$—	$5,752	$—	$5,752

	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2015
Derivative instruments, net	$—	$1,506	$—	$1,506

8.    Rentals under Operating Leases
Future minimum rentals to be received under non-cancelable operating leases for each of the next five years and thereafter, excluding tenant reimbursements of operating expenses and percentage rent based on tenant sales volume, as of December 31, 2016 are as follows:

2017	$488,504
2018	418,114
2019	346,428
2020	278,289
2021	214,961
Thereafter	584,446
$2,330,742

Washington Prime Group Inc. and Washington Prime Group, L.P.
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
The Merger
Related to the Merger completed on January 15, 2015, WPG Inc. issued 29,942,877 common shares, 4,700,000 shares of 8.125% Series G Cumulative Redeemable Preferred Stock (the "Series G Preferred Shares"), 4,000,000 shares of 7.5% Series H Cumulative Redeemable Preferred Stock (the "Series H Preferred Shares") and 3,800,000 shares of 6.875% Series I Cumulative Redeemable Preferred Stock (the "Series I Preferred Shares"), and WPG L.P. issued to WPG Inc. a like number of common and preferred units as consideration for the common and preferred shares issued. Additionally, WPG L.P. issued to limited partners 1,621,695 common units and 130,592 WPG L.P. 7.3% Series I‑1 Preferred Units (the "Series I-1 Preferred Units"). The preferred shares and units were issued as consideration for similarly-named preferred interests of GRT that were outstanding at the Merger date.
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
Exchange Rights
Subject to the terms of the limited partnership agreement of WPG L.P., limited partners in WPG L.P. have, at their option, the right to exchange all or any portion of their units for shares of common stock on a one‑for‑one basis or cash, as determined by WPG Inc. Therefore, the common units held by limited partners are considered by WPG Inc. to be share equivalents and classified as noncontrolling interests within permanent equity, and classified by WPG L.P. as permanent equity. The amount of cash to be paid if the exchange right is exercised and the cash option is selected will be based on the market value of WPG Inc.'s common stock as determined pursuant to the terms of the WPG L.P. Partnership Agreement. At December 31, 2016, WPG Inc. had reserved 35,127,735 shares of common stock for possible issuance upon the exchange of units held by limited partners.
The holders of the Series I-1 Preferred Units have, at their option, the right to have their units purchased by WPG L.P. subject to the satisfaction of certain conditions. Therefore, the Series I-1 Preferred Units are classified as redeemable noncontrolling interests outside of permanent equity.
Share Based Compensation
On May 28, 2014, the Board adopted the Washington Prime Group, L.P. 2014 Stock Incentive Plan (the "Plan"), which permits the Company to grant awards to current and prospective directors, officers, employees and consultants of the Company or an affiliate. An aggregate of 10,000,000 shares of common shares has been reserved for issuance under the Plan. In addition, the maximum number of awards to be granted to a participant in any calendar year is 500,000 shares/units. Awards may be in the form of stock options, stock appreciation rights, restricted stock, restricted stock units or other stock-based awards in WPG Inc., long term incentive units ("LTIP units" or "LTIPs") or performance units "Performance LTIPs") in WPG L.P. The Plan terminates on May 28, 2024.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Notes to Consolidated and Combined Financial Statements (Continued)
(dollars in thousands, except share, unit, per share and per unit amounts and where indicated as in millions or billions)

Long Term Incentive Awards
Time Vested LTIP Awards
The Company has issued time-vested LTIP units ("Inducement LTIP Units") to certain executive officers and employees under the Plan, pursuant to LTIP Unit Award Agreements between the Company and each of the grant recipients. These awards will vest and the related fair value will be expensed over a four-year vesting period. During the year ended December 31, 2016, the Company did not grant any Inducement LTIP Units.
During the years ended December 31, 2015 and 2014, the Company awarded 203,215 and 283,610 Inducement LTIP Units, respectively, to certain executive officers and employees of the Company under the Plan, pursuant to LTIP Unit Award Agreements between the Company and each of the grant recipients.
The Inducement LTIP Units vest and the related fair value will be expensed over a four-year vesting period, subject to each respective grant recipient's continued employment on each such vesting date, except in certain instances that result in accelerated vesting due to severance arrangements. The fair value of the Inducement LTIP Units of $8.4 million is being recognized as expense over the applicable vesting period. As of December 31, 2016, the estimated future compensation expense for Inducement LTIP Units was $1.0 million. The weighted average period over which the compensation expense will be recorded for the Inducement LTIP Units is approximately 2.0 years.
A summary of the Inducement LTIP Units and changes during the year ended December 31, 2016 is listed below:

	Activity for the Year Ended December 31,
	2016
	Inducement LTIP Units	Weighted Average Grant Date Fair Value
Outstanding unvested at beginning of year	264,808	$18.09
Units granted	—	$—
Units vested	(189,755)	$18.07
Outstanding unvested at end of year	75,053	$18.16
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
The Performance LTIP Units that were allocated during the year ended December 31, 2015 are market based awards with a service condition. Recipients may earn between 0% - 100% of the award based on the Company's achievement of total shareholder return ("TSR") goals. The Performance LTIP Units issued during 2015 relate to the following performance periods: from the beginning of the service period to (i) December 31, 2016 ("2015-First Special PP"), (ii) December 31, 2017 ("2015-Second Special PP"), and (iii) December 31, 2018 ("2015-Third Special PP"). There was no award for the 2015-First Special PP since our TSR was below the threshold level during 2016.
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

Washington Prime Group Inc. and Washington Prime Group, L.P.
Notes to Consolidated and Combined Financial Statements (Continued)
(dollars in thousands, except share, unit, per share and per unit amounts and where indicated as in millions or billions)

TSR goals, and 60% of the Performance LTIP Units available to be earned with respect to each performance period based on achievement of relative TSR goals.
The Performance LTIP Units that were issued during the year ended December 31, 2014 are market based awards with a service condition. Recipients may earn between 0% - 100% of the award based on the Company's achievement of the TSR goals. The Performance LTIP Units issued during 2014 relate to the following performance periods: from the beginning of the service period to (i) December 31, 2015 ("2014-First Special PP"), (ii) December 31, 2016 ("2014-Second Special PP"), and (iii) December 31, 2017 ("2014-Third Special PP"). There was no award for the 2014-First Special PP or 2014-Second Special PP since our TSR was below the threshold level during 2015 and 2016, respectively.
Vesting
The Performance LTIP awards that are earned, if any, will then be subject to a service-based vesting period. The vesting date would be January 15, 2018 for the 2015-Second Special PP. Awards earned under the 2015-Third Special PP would vest immediately upon the conclusion of the performance period and would require no subsequent service.
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
As of December 31, 2016, the estimated future compensation expense for Performance LTIP Units was $256. The weighted average period over which the compensation expense will be recorded for the Performance LTIP Units is approximately 1.1 years.
Annual Long-Term Incentive Awards
During 2016, the Company approved the performance criteria and maximum dollar amount of the 2016 annual awards (the "2016 Annual Long-Term Incentive Awards"), that generally range from 30%-100% of actual base salary earnings unless otherwise determined by contract, for certain executive officers and employees of the Company. The number of awards is determined by converting the cash value of the award to a number of restricted stock units (the "Allocated RSUs") based on the average closing price of WPG Inc.'s common shares for the final 15 days of 2016. Recipients are eligible to receive a percentage of the Allocated RSUs based on the Company's performance on its strategic goals detailed in the Company's 2016 cash bonus plan and the Company's relative TSR compared to a peer group based on companies with similar assets, operations, and revenue. Payout for 50% of the Allocated RSUs is based on the Company's performance on the strategic goals and the payout on the remaining 50% is based on the Company's TSR performance. Any 2016 Allocated RSUs earned will be granted in 2017 and vest one-third on each of January 1, 2018, 2019 and 2020. The fair value of the awards related to the Company's TSR performance will be expensed over the period from May 17, 2016 (when service began and award was approved by the Compensation Committee) through the end of the vesting period. If earned, the fair value of the portion of the awards based upon the Company's performance of the strategic goals will be recognized as expense over the period from the 2017 grant date through the end of the vesting period. Both the strategic goal component as well as the TSR performance were achieved at target, resulting in a 100% payout.
During 2015, the Company approved the performance criteria and maximum dollar amount of the 2015 annual LTIP unit awards (the "2015 Annual Long-Term Incentive Awards"), that generally range from 30%-300% of actual base salary earnings, for certain executive officers and employees of the Company. The number of awards is determined by converting the cash value of the award to a number of LTIP units (the "Allocated Units") based on the average closing price of WPG Inc.'s common shares for the final 15 days of 2015. Eventual recipients were eligible to receive a percentage of the Allocated Units based on the Company's performance on its strategic goals detailed in the Company's 2015 cash bonus plan and the Company's relative total shareholder

Washington Prime Group Inc. and Washington Prime Group, L.P.
Notes to Consolidated and Combined Financial Statements (Continued)
(dollars in thousands, except share, unit, per share and per unit amounts and where indicated as in millions or billions)

return ("TSR") compared to the MSCI REIT Index. Payout for 40% of the Allocated Units was based on the Company's performance on the strategic goals and the payout on the remaining 60% was based on the Company's TSR performance. The strategic goal component was achieved in 2015; however, the TSR was below threshold performance, resulting in only a 40% payout for this annual LTIP award. During the year ended December 31, 2016, the Company awarded 323,417 LTIP units related to the 2015 Annual Long-Term Incentive Awards, of which 108,118 vest in one-third installments on each of January 1, 2017, 2018 and 2019. The 94,106 LTIP units awarded to our former Executive Chairman fully vested on the grant date and the 121,193 LTIP units awarded to certain former executive officers fully vested on the applicable severance date pursuant to the underlying severance arrangements. The fair value of the portion of the awards based upon the Company's performance of the strategic goals was recognized to expense when granted.
The 2016 and 2015 Annual Long-Term Incentive Awards that are based upon TSR were calculated using a Monte Carlo simulation model. The total amount of compensation to be recognized over the performance period, and the assumptions used to value the 2016 and 2015 Annual Long-Term Incentive Awards are provided below:

	2016	2015
Fair value per share of Allocated RSUs/Units	$3.81	$7.07
Total amount to be recognized over the performance period	$2,516	$4,656
Risk free rate	0.44%	0.20%
Volatility	31.40%	22.66%
Dividend yield	10.05%	6.03%

WPG Restricted Share Awards
As part of the Merger, unvested restricted shares held by certain GRT executive employees, which had an original vesting period of five years, were converted into 1,039,785 WPG restricted common shares (the “WPG Restricted Shares”). The WPG Restricted Shares will be amortized over the remaining life of the applicable vesting period, except for the portion of the awards applicable to pre-Merger service, which was included as equity consideration issued in the Merger.
The amount of compensation expense related to unvested restricted shares that we expect to recognize in future periods is $0.8 million over a weighted average period of 1.6 years. During the year ended December 31, 2016 the aggregate intrinsic value of shares that vested was $9.6 million.
A summary of the status of the WPG Restricted Shares at December 31, 2016 and changes during the year are presented below:

	Activity for the Year Ended December 31,
	2016
	Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	926,964	$18.18
Shares granted	—	$—
Shares vested/forfeited	(776,385)	$18.18
Outstanding at end of year	150,579	$18.18

The weighted average grant date fair value of restricted shares granted during the years ended December 31, 2016, 2015 and 2014 was $0, $18.18, and $0, respectively. The total fair value of the restricted shares vested during the years ended December 31, 2016, 2015 and 2014 was $14,115, $2,051, and $0, respectively.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Notes to Consolidated and Combined Financial Statements (Continued)
(dollars in thousands, except share, unit, per share and per unit amounts and where indicated as in millions or billions)

WPG Restricted Stock Unit Awards
The Company issues restricted stock units ("RSUs") to certain executive officers, employees, and non-employee directors of the Board. During the years ended December 31, 2016, 2015 and 2014, the Company issued 518,112, 82,203 and 49,520 RSUs, respectively. Of the 518,112 RSUs issued in 2016, 284,483 RSUs with a fair value of $3.3 million relates to Mr. Louis G. Conforti's appointment as the Company's CEO in October 2016. The RSUs are service-based awards and the related fair value is expensed over the applicable service periods, except in instances that result in accelerated vesting due to severance arrangements.
The amount of compensation related to the unvested RSUs that we expect to recognize in future periods is $6.0 million over a weighted average period of 2.6 years.
A summary of the status of the WPG RSUs at December 31, 2016 and changes during the year are presented below:

	Activity for the Year Ended December 31,
	2016
	RSUs	Weighted Average Grant Date Fair Value
Outstanding unvested at beginning of year	95,607	$14.92
RSUs granted	518,112	$11.48
RSUs vested/forfeited	(108,877)	$13.03
Outstanding unvested at end of year	504,842	$11.80
The weighted average grant date fair value of RSUs granted during the years ended December 31, 2016, 2015 and 2014 was $11.48, $13.62, and $19.01, respectively. The total fair value of the RSUs vested during the years ended December 31, 2016, 2015 and 2014 was $1,082, $628, and $0, respectively.
Stock Options
Options granted under the Company's Plan generally vest over a three year period, with options exercisable at a rate of 33.3% per annum beginning with the first anniversary on the date of the grant. These options were valued using the Black-Scholes pricing model and the expense associated with these options are amortized over the requisite vesting period.
As part of the Merger, outstanding stock options held by certain former GRT employees and one former GRT board member who joined the WPG Inc. Board of Directors were converted into 1,125,014 WPG stock options. Due to provisions within the option agreements, all of these options immediately vested. Additionally the Company granted 393,000 options to employees during the year ended December 31, 2015. The weighted average grant date fair value of the options converted and granted during the year ended December 31, 2015 was $2.63. There were no option grants for the year ended December 31, 2014.
A summary of the status of the Company's option plans at December 31, 2016 and changes during the year are listed below:

	Activity for the Year Ended December 31,
	2016
	Stock Options	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	1,145,181	$2.48
Options granted	247,500	$0.62
Options exercised	(53,080)	$6.53
Options forfeited/expired	(362,025)	$1.27
Outstanding at end of year	977,576	$2.24

Washington Prime Group Inc. and Washington Prime Group, L.P.
Notes to Consolidated and Combined Financial Statements (Continued)
(dollars in thousands, except share, unit, per share and per unit amounts and where indicated as in millions or billions)

The fair value of each option grant was the date of the grant using the Black-Scholes options pricing mode.  The weighted average per share value of options granted as well as the assumptions used to value the grants is listed below:

	2016	2015
Weighted average per share value of options granted/converted	$0.62	$2.63
Weighted average risk free rates	1.4%	1.0%
Expected average lives in years	6.0	3.8
Annual dividend rates	$1.00	$1.00
Weighted average volatility	28.3%	22.1%
Forfeiture rate	10%	10%
The following table summarizes information regarding the options outstanding at December 31, 2016:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2016	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2016	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$34.80	34,452	0.2	$34.80	34,452	0.2	$34.80
$13.96	25,252	1.2	$13.96	25,252	1.2	$13.96
$1.79	7,282	2.2	$1.79	7,282	2.2	$1.79
$5.76	29,489	3.2	$5.76	29,489	3.2	$5.76
$11.97	55,071	4.3	$11.97	55,071	4.3	$11.97
$12.67	83,235	5.4	$12.67	83,235	5.4	$12.67
$16.56	138,681	6.4	$16.56	138,681	6.4	$16.56
$13.10-$13.84	108,114	7.4	$13.15	108,114	7.4	$13.15
$14.28	283,500	8.4	$14.28	94,501	8.4	$14.28
$9.95	212,500	9.4	$9.95	—
	977,576	7.0	$13.64	576,077	5.7	$14.78
The following table summarizes the aggregate intrinsic value of options that are: outstanding, exercisable and exercised. It also depicts the fair value of options that have vested.

For the Year Ended December 31,
2016
Aggregate intrinsic value of options outstanding	$298
Aggregate intrinsic value of options exercisable	$200
Aggregate intrinsic value of options exercised	$163
Aggregate fair value of options vested	$191
The aggregate intrinsic value of options that exercised and the aggregate fair value of options that vested during the year ended December 31, 2015 was $982 and $3,380, respectively.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Notes to Consolidated and Combined Financial Statements (Continued)
(dollars in thousands, except share, unit, per share and per unit amounts and where indicated as in millions or billions)

Share Award Related Compensation Expense
During the years ended December 31, 2016, 2015 and 2014, the Company recorded share award related compensation expense pertaining to the award and option plans noted above within the consolidated and combined statements of operations and comprehensive income (loss) as indicated below (amounts in millions):

	For the Year Ended December 31,
	2016	2015	2014
Merger, restructuring and transaction costs	$9.5	$4.0	$—
General and administrative	4.6	10.1	1.8
Total expense	$14.1	$14.1	$1.8
Distributions
During the years ended December 31, 2016 and 2015, the Board declared common share/unit dividends of $1.00 per common share/unit, respectively.
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
Lease Commitments
As of December 31, 2016, a total of seven consolidated properties are subject to ground leases. The termination dates of these ground leases range from 2021 to 2076. These ground leases generally require us to make fixed annual rental payments, or a fixed annual rental plus a percentage rent component based upon the revenues or total sales of the property. Some of these leases also include escalation clauses and renewal options. We incurred ground lease expense, which is included in ground rent in the accompanying consolidated and combined statements of operations and comprehensive income (loss), for the years ended December 31, 2016, 2015 and 2014 of $4,318, $6,874 and $2,836, respectively.
Future minimum lease payments due under these ground leases for each of the next five years and thereafter, excluding applicable extension options, as of December 31, 2016 are as follows:

2017	$3,516
2018	3,542
2019	3,542
2020	3,542
2021	3,538
Thereafter	119,556
$137,236
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
For periods prior to the separation, a fee has been charged to each of the properties in the combined financial statements for certain centralized SPG costs for activities such as common costs for management and other services, national advertising and promotion programs, consulting, accounting, legal, marketing and management information systems. In addition, certain commercial general liability and property damage insurance was provided to the properties by an indirect subsidiary of SPG. In connection with the separation, SPG managed the day-to-day operations of our legacy SPG enclosed retail properties through February 29, 2016 in accordance with property management agreements that expired as of May 31, 2016. Additionally, WPG and SPG entered into a transition services agreement pursuant to which SPG provided to WPG, on an interim, transitional basis after the Separation Date through May 31, 2016, the date on which it was terminated, various services including administrative support for the community centers through December 31, 2015, information technology, accounts payable and other financial functions, as well as engineering support, quality assurance support and other administrative services for the enclosed retail properties through March 1, 2016. Under the transition services agreement that terminated on May 31, 2016, SPG charged WPG, based upon SPG's allocation of certain shared costs such as insurance premiums, advertising and promotional programs, leasing and development fees. Amounts charged to expense for property management and common costs, services, and other as well as insurance premiums are included in property operating costs in the consolidated and combined statements of operations and comprehensive income (loss). Additionally, leasing and development fees charged by SPG are capitalized by the property.
Charges for properties which are consolidated and combined for the years ended December 31, 2016, 2015 and 2014 are as follows:

	For the Year Ended December 31,
	2016	2015	2014
Property management and common costs, services and other	$8,791	$23,302	$20,685
Insurance premiums	$—	$9,076	$9,150
Advertising and promotional programs	$102	$812	$1,030
Capitalized leasing and development fees	$3,166	$9,841	$9,827
Charges for unconsolidated properties for the years ended December 31, 2016, 2015 and 2014 are as follows:

	For the Year Ended December 31,
	2016	2015	2014
Property management costs, services and other	$196	$816	$2,193
Insurance premiums	$—	$12	$129
Advertising and promotional programs	$6	$46	$50
Capitalized leasing and development fees	$23	$55	$207
As of December 31, 2016, the Company had paid, in full, all amounts due to SPG and its affiliates. As of December 31, 2015, $3,455 was payable to SPG and its affiliates and is included in accounts payable, accrued expenses, intangibles, and deferred revenues in the accompanying consolidated balance sheets.
In connection with and as part of WPG's post-Merger integration efforts, WPG terminated the transition services agreement, all applicable property management agreements with SPG, and the property development agreement except for certain limited ongoing development projects, effective May 31, 2016.

Washington Prime Group Inc. and Washington Prime Group, L.P.
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
The following table sets forth the computation of WPG Inc.'s basic and diluted earnings (loss) per common share:

	For the Year Ended December 31,
	2016	2015	2014
Earnings (Loss) Per Common Share, Basic:
Net income (loss) attributable to common shareholders - basic	$53,099	$(101,286)	$170,029
Weighted average shares outstanding - basic	185,633,582	184,195,769	155,162,597
Earnings (Loss) per common share, basic	$0.29	$(0.55)	$1.10

Earnings (Loss) Per Common Share, Diluted:
Net income (loss) attributable to common shareholders - basic	$53,099	$(101,286)	$170,029
Net income (loss) attributable to common unitholders	10,034	(19,340)	35,426
Net income (loss) attributable to common shareholders - diluted	$63,133	$(120,626)	$205,455
Weighted average common shares outstanding - basic	185,633,582	184,195,769	155,162,597
Weighted average operating partnership units outstanding	34,304,109	34,303,804	32,202,440
Weighted average additional dilutive securities outstanding	803,805	—	125,907
Weighted average common shares outstanding - diluted	220,741,496	218,499,573	187,490,944
Earnings (loss) per common share, diluted	$0.29	$(0.55)	$1.10
For the years ended December 31, 2016, 2015 and 2014, additional potentially dilutive securities include outstanding stock options and annual LTIP unit awards. For the year ended December 31, 2015, diluted shares exclude the impact of any such securities because their effect would be anti-dilutive. We accrue distributions when they are declared.
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
The following table sets forth the computation of WPG L.P.'s basic and diluted earnings (loss) per common unit:

	For the Year Ended December 31,
	2016	2015	2014
Earnings (loss) Per Common Unit, Basic and Diluted:
Net income (loss) attributable to common unitholders - basic and diluted	$63,133	$(120,626)	$205,455
Weighted average common units outstanding - basic	219,937,691	218,499,573	187,365,037
Weighted average additional dilutive securities outstanding	803,805	—	125,907
Weighted average shares outstanding - diluted	220,741,496	218,499,573	187,490,944
Earnings (loss) per common unit, basic and diluted	$0.29	$(0.55)	$1.10
For the years ended December 31, 2016, 2015 and 2014, additional potentially dilutive securities include contingently-issuable units related to WPG Inc.'s outstanding stock options and WPG L.P.'s annual LTIP unit awards. For the year ended

Washington Prime Group Inc. and Washington Prime Group, L.P.
Notes to Consolidated and Combined Financial Statements (Continued)
(dollars in thousands, except share, unit, per share and per unit amounts and where indicated as in millions or billions)

December 31, 2015, diluted shares exclude the impact of any such securities because their effect would be anti-dilutive. We accrue distributions when they are declared.
13.    Subsequent Events
On January 10, 2017, we completed the sale of Virginia Center Commons to a private real estate investor for a purchase price of $9 million. The net proceeds from the transaction were used to reduce the balance of corporate debt.
On February 21, 2017, we completed the sale of Gulf View Square and River Oaks Center to private real estate investors for an aggregate purchase price of $42 million. The net proceeds from the transaction were used to reduce the balance of corporate debt.
On February 21, 2017, the Board declared common share/unit dividends of $0.25 per common share. The dividend is payable on March 15, 2017 to shareholders/unitholders of record on March 8, 2017.
14.    Quarterly Financial Data (Unaudited)
Quarterly 2016 and 2015 data is summarized in the table below. Quarterly amounts may not sum to annual amounts due to rounding.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2016
Total revenue	$210,031	$205,738	$209,922	$217,784
Operating income	$55,378	$25,835	$38,425	$65,355
Net income	$13,681	$24,737	$5,183	$33,815
Washington Prime Group Inc.:
Net income attributable to the Company	$12,022	$21,315	$4,870	$28,924
Net income attributable to common shareholders	$8,514	$17,807	$1,362	$25,416
Earnings per common share—basic and diluted	$0.05	$0.10	$0.01	$0.13
Washington Prime Group, L.P.:
Net income attributable to unitholders	$13,687	$24,745	$5,187	$33,786
Net income attributable to common unitholders	$10,119	$21,177	$1,619	$30,218
Earnings per common unit—basic and diluted	$0.05	$0.10	$0.01	$0.13
2015
Total revenue	$237,718	$237,528	$216,739	$229,371
Operating income (loss)	$27,755	$44,806	$38,274	$(77,100)
Net (loss) income	$(9,588)	$8,944	$8,128	$(111,606)
Washington Prime Group Inc.:
Net (loss) income attributable to the Company	$(7,292)	$7,896	$7,565	$(93,466)
Net (loss) income attributable to common shareholders	$(12,270)	$3,901	$4,057	$(96,974)
(Loss) earnings per common share—basic and diluted	$(0.07)	$0.02	$0.02	$(0.52)
Washington Prime Group, L.P.:
Net (loss) income attributable to unitholders	$(9,585)	$8,941	$8,146	$(111,910)
Net (loss) income attributable to common unitholders	$(14,613)	$4,886	$4,638	$(115,537)
(Loss) earnings per common unit—basic and diluted	$(0.07)	$0.02	$0.02	$(0.52)

SCHEDULE III
Washington Prime Group Inc. and Washington Prime Group, L.P.
Real Estate and Accumulated Depreciation
December 31, 2016
(dollars in thousands)

			Initial Cost		Cost Capitalized Subsequent to Construction or Acquisition		Gross Amounts At Which Carried at Close of Period
Name	Location	Encumbrances(3)	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total(1)	Accumulated Depreciation(2)	Date of Construction or Acquisition
Enclosed Retail Properties
Anderson Mall	Anderson, SC	$18,981	$1,712	$15,227	$851	$20,502	$2,563	$35,729	$38,292	$21,210	1972
Arbor Hills	Ann Arbor, MI	25,498	8,564	40,368	—	670	8,564	41,038	49,602	2,750	2015
Arboretum, The	Austin, TX	—	7,640	36,774	71	14,072	7,711	50,846	58,557	24,856	1998
Ashland Town Center	Ashland, KY	38,440	13,462	68,367	—	1,731	13,462	70,098	83,560	6,264	2015
Bowie Town Center	Bowie (Wash, D.C.), MD	—	2,479	60,322	235	10,025	2,714	70,347	73,061	35,633	2001
Boynton Beach Mall	Boynton Beach (Miami), FL	—	22,240	78,804	4,666	30,855	26,906	109,659	136,565	66,509	1996
Brunswick Square	East Brunswick (New York), NJ	73,791	8,436	55,838	—	34,028	8,436	89,866	98,302	52,364	1996
Charlottesville Fashion Square	Charlottesville, VA	47,878	—	54,738	—	18,498	—	73,236	73,236	39,228	1997
Chautauqua Mall	Lakewood, NY	—	3,116	9,641	—	16,971	3,116	26,612	29,728	16,108	1996
Chesapeake Square Theater	Chesapeake (VA Beach), VA	—	628	9,536	—	(738)	628	8,798	9,426	1,554	1996
Clay Terrace	Carmel (Indianapolis), IN	—	39,030	115,207	—	4,316	39,030	119,523	158,553	12,195	2014
Colonial Park Mall	Harrisburg, PA	—	9,143	30,347	—	1,201	9,143	31,548	40,691	4,522	2015
Cottonwood Mall	Albuquerque, NM	100,772	10,122	69,958	—	6,910	10,122	76,868	86,990	46,123	1996
Dayton Mall	Dayton, OH	82,000	10,899	160,723	—	3,085	10,899	163,808	174,707	11,676	2015
Edison Mall	Fort Myers, FL	—	11,529	107,350	—	31,086	11,529	138,436	149,965	73,306	1997
Grand Central Mall	Parkersburg, WV	41,149	18,956	89,736	—	1,758	18,956	91,494	110,450	10,336	2015
Great Lakes Mall	Mentor (Cleveland), OH	—	12,302	100,362	—	39,327	12,302	139,689	151,991	71,407	1996
Indian Mound Mall	Newark, OH	—	7,109	19,205	—	2,718	7,109	21,923	29,032	2,266	2015
Irving Mall	Irving (Dallas), TX	—	6,737	17,479	2,533	42,340	9,270	59,819	69,089	39,467	1971
Jefferson Valley Mall	Yorktown Heights (New York), NY	—	4,868	30,304	—	61,816	4,868	92,120	96,988	43,324	1983
Lima Mall	Lima, OH	—	7,659	35,338	—	15,743	7,659	51,081	58,740	29,563	1996
Lincolnwood Town Center	Lincolnwood (Chicago), IL	50,633	7,834	63,480	—	7,865	7,834	71,345	79,179	52,095	1990
Lindale Mall	Cedar Rapids, IA	—	14,106	58,286	—	13,748	14,106	72,034	86,140	16,470	1998
Longview Mall	Longview, TX	—	259	3,567	124	22,876	383	26,443	26,826	9,386	1978
Malibu Lumber Yard	Malibu, CA	—	—	38,741	—	122	—	38,863	38,863	2,352	2015
Mall at Fairfield Commons, The	Beavercreek, OH	—	18,194	175,426	—	15,630	18,194	191,056	209,250	15,399	2015

			Initial Cost		Cost Capitalized Subsequent to Construction or Acquisition		Gross Amounts At Which Carried at Close of Period
Name	Location	Encumbrances(3)	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total(1)	Accumulated Depreciation(2)	Date of Construction or Acquisition
Maplewood Mall	St. Paul (Minneapolis), MN	—	17,119	80,758	—	25,148	17,119	105,906	123,025	46,327	2002
Markland Mall	Kokomo, IN	—	—	7,568	—	19,096	—	26,664	26,664	15,258	1968
Melbourne Square	Melbourne, FL	—	15,762	55,891	4,160	39,346	19,922	95,237	115,159	48,057	1996
Mesa Mall	Grand Junction, CO	87,250	12,784	80,639	—	3,224	12,784	83,863	96,647	21,478	1998
Morgantown Mall	Morgantown, WV	—	10,219	77,599	—	1,153	10,219	78,752	88,971	7,248	2015
Muncie Mall	Muncie, IN	35,326	172	5,776	52	29,324	224	35,100	35,324	22,906	1970
New Towne Mall	New Philadelphia, OH	—	3,172	33,112	—	5,487	3,172	38,599	41,771	3,934	2015
Northtown Mall	Blaine, MN	—	18,603	57,341	—	4,469	18,603	61,810	80,413	6,701	2015
Northwoods Mall	Peoria, IL	—	1,185	12,779	2,164	39,743	3,349	52,522	55,871	36,418	1983
Oak Court Mall	Memphis, TN	38,371	15,673	57,304	—	10,595	15,673	67,899	83,572	48,689	1997
Oklahoma City Properties	Oklahoma City, OK	—	18,195	37,161	—	3,846	18,195	41,007	59,202	4,468	2015
Orange Park Mall	Orange Park (Jacksonville), FL	—	12,998	65,121	—	42,680	12,998	107,801	120,799	64,775	1994
Outlet Collection® | Seattle, The	Auburn (Seattle), WA	86,500	38,751	107,094	—	4,210	38,751	111,304	150,055	11,031	2015
Paddock Mall	Ocala, FL	—	11,198	39,727	—	22,703	11,198	62,430	73,628	32,193	1996
Port Charlotte Town Center	Port Charlotte, FL	44,021	5,471	58,570	—	16,294	5,471	74,864	80,335	47,069	1996
Rolling Oaks Mall	San Antonio, TX	—	1,929	38,609	—	14,119	1,929	52,728	54,657	36,087	1988
Rushmore Mall	Rapid City, SD	94,000	18,839	67,364	—	14,462	18,839	81,826	100,665	23,040	1998
Southern Hills Mall	Sioux City, IA	101,500	15,025	75,984	—	1,088	15,025	77,072	92,097	20,092	1998
Southern Park Mall	Youngstown, OH	—	16,982	77,767	97	33,167	17,079	110,934	128,013	62,418	1996
Sunland Park Mall	El Paso, TX	—	2,896	28,900	—	9,944	2,896	38,844	41,740	29,452	1988
Town Center at Aurora	Aurora (Denver), CO	54,250	9,959	56,832	(12)	56,924	9,947	113,756	123,703	72,478	1998
Towne West Square	Wichita, KS	47,051	972	21,203	22	13,518	994	34,721	35,715	24,602	1980
Valle Vista Mall	Harlingen, TX	40,000	1,398	17,159	329	19,578	1,727	36,737	38,464	26,909	1983
Waterford Lakes Town Center	Orlando, FL	—	8,679	72,836	—	23,392	8,679	96,228	104,907	54,626	1999
Weberstown Mall	Stockton, CA	65,000	9,909	92,589	—	3,422	9,909	96,011	105,920	7,214	2015
West Ridge Mall	Topeka, KS	41,413	5,453	34,148	1,168	25,315	6,621	59,463	66,084	38,848	1988
Westminster Mall	Westminster (Los Angeles), CA	81,468	43,464	84,709	—	37,137	43,464	121,846	165,310	61,035	1998
WestShore Plaza	Tampa, FL	99,600	53,904	120,191	—	3,041	53,904	123,232	177,136	9,243	2015

			Initial Cost		Cost Capitalized Subsequent to Construction or Acquisition		Gross Amounts At Which Carried at Close of Period
Name	Location	Encumbrances(3)	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total(1)	Accumulated Depreciation(2)	Date of Construction or Acquisition
Community Centers
Bloomingdale Court	Bloomingdale (Chicago), IL	—	8,422	26,184	—	17,740	8,422	43,924	52,346	26,638	1987
Bowie Town Center Strip	Bowie (Wash, D.C.), MD	—	231	4,597	—	695	231	5,292	5,523	2,390	2001
Canyon View Marketplace	Grand Junction, CO	5,390	1,370	9,570	—	88	1,370	9,658	11,028	852	2015
Charles Towne Square	Charleston, SC	—	—	1,768	370	10,890	370	12,658	13,028	11,644	1976
Chesapeake Center	Chesapeake (Virginia Beach), VA	—	4,410	11,241	—	994	4,410	12,235	16,645	9,174	1996
Concord Mills Marketplace	Concord (Charlotte), NC	16,000	8,036	21,167	—	510	8,036	21,677	29,713	4,019	2007
Countryside Plaza	Countryside (Chicago), IL	—	332	8,507	2,554	11,270	2,886	19,777	22,663	12,128	1977
Dare Centre	Kill Devil Hills, NC	—	—	5,702	—	2,200	—	7,902	7,902	3,443	2004
DeKalb Plaza	King of Prussia (Philadelphia), PA	—	1,955	3,405	—	824	1,955	4,229	6,184	2,502	2003
Empire East	Sioux Falls, SD	—	3,350	10,552	—	2,728	3,350	13,280	16,630	2,619	1998
Fairfax Court	Fairfax (Wash, D.C.), VA	—	8,078	34,997	—	830	8,078	35,827	43,905	3,548	2014
Fairfield Town Center	Houston, TX	—	4,745	5,044	(2,504)	14,340	2,241	19,384	21,625	127	2014
Forest Plaza	Rockford, IL	16,544	4,132	16,818	453	15,602	4,585	32,420	37,005	18,701	1985
Gaitway Plaza	Ocala, FL	—	5,445	26,687	—	1,793	5,445	28,480	33,925	3,834	2014
Gateway Centers	Austin, TX	—	24,549	81,437	—	20,703	24,549	102,140	126,689	43,377	2004
Greenwood Plus	Greenwood (Indianapolis), IN	—	1,129	1,792	—	4,777	1,129	6,569	7,698	4,257	1979
Henderson Square	King of Prussia (Philadelphia), PA	12,155	4,223	15,124	—	948	4,223	16,072	20,295	6,373	2003
Keystone Shoppes	Indianapolis, IN	—	—	4,232	2,118	4,009	2,118	8,241	10,359	3,546	1997
Lake Plaza	Waukegan (Chicago), IL	—	2,487	6,420	—	1,763	2,487	8,183	10,670	5,298	1986
Lake View Plaza	Orland Park (Chicago), IL	—	4,702	17,543	—	17,055	4,702	34,598	39,300	20,880	1986
Lakeline Plaza	Cedar Park (Austin), TX	15,499	5,822	30,875	—	10,274	5,822	41,149	46,971	22,487	1998
Lima Center	Lima, OH	—	1,781	5,151	—	9,739	1,781	14,890	16,671	8,978	1996
Lincoln Crossing	O'Fallon (St. Louis), IL	—	674	2,192	—	9,172	674	11,364	12,038	2,141	1990
MacGregor Village	Cary, NC	—	502	8,891	—	1,109	502	10,000	10,502	3,448	2004
Mall of Georgia Crossing	Buford (Atlanta), GA	23,197	9,506	32,892	—	2,100	9,506	34,992	44,498	18,982	1999
Markland Plaza	Kokomo, IN	—	206	738	—	7,825	206	8,563	8,769	4,942	1974
Martinsville Plaza	Martinsville, VA	—	—	584	—	487	—	1,071	1,071	934	1967
Matteson Plaza	Matteson (Chicago), IL	—	1,771	9,737	—	(46)	1,771	9,691	11,462	9,124	1988
Morgantown Commons	Morgantown, WV	—	4,850	13,076	—	(664)	4,850	12,412	17,262	870	2015
Muncie Towne Plaza	Muncie, IN	6,443	267	10,509	87	3,576	354	14,085	14,439	7,405	1998
North Ridge Shopping Center	Raleigh, NC	12,264	385	12,826	—	4,897	385	17,723	18,108	5,615	2004
Northwood Plaza	Fort Wayne, IN	—	148	1,414	—	3,175	148	4,589	4,737	2,793	1974

			Initial Cost		Cost Capitalized Subsequent to Construction or Acquisition		Gross Amounts At Which Carried at Close of Period
Name	Location	Encumbrances(3)	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total(1)	Accumulated Depreciation(2)	Date of Construction or Acquisition
Palms Crossing	McAllen, TX	35,461	13,496	45,925	—	10,669	13,496	56,594	70,090	22,337	2007
Plaza at Buckland Hills, The	Manchester, CT	—	17,355	43,900	—	(938)	17,355	42,962	60,317	3,735	2014
Richardson Square	Richardson (Dallas), TX	—	6,285	—	990	15,124	7,275	15,124	22,399	4,896	1996
Rockaway Commons	Rockaway (New York), NJ	—	5,149	26,435	—	15,459	5,149	41,894	47,043	16,536	1998
Rockaway Town Plaza	Rockaway (New York), NJ	—	—	18,698	2,227	4,743	2,227	23,441	25,668	8,491	2004
Royal Eagle Plaza	Coral Springs (Miami), FL	—	2,153	24,216	—	2,713	2,153	26,929	29,082	3,567	2014
Shops at Arbor Walk, The	Austin, TX	40,078	—	42,546	—	5,850	—	48,396	48,396	18,058	2006
Shops at North East Mall, The	Hurst (Dallas), TX	—	12,541	28,177	402	6,483	12,943	34,660	47,603	22,621	1999
St. Charles Towne Plaza	Waldorf (Wash, D.C.), MD	—	8,216	18,993	—	9,271	8,216	28,264	36,480	15,725	1987
Tippecanoe Plaza	Lafayette, IN	—	—	745	234	5,577	234	6,322	6,556	4,248	1974
University Center	Mishawaka, IN	—	2,119	8,365	—	4,134	2,119	12,499	14,618	9,980	1996
University Town Plaza	Pensacola, FL	—	6,009	26,945	(397)	3,312	5,612	30,257	35,869	7,350	2013
Village Park Plaza	Carmel (Indianapolis), IN	—	19,565	51,873	—	650	19,565	52,523	72,088	7,574	2014
Washington Plaza	Indianapolis, IN	—	263	1,833	—	2,781	263	4,614	4,877	3,992	1996
West Ridge Plaza	Topeka, KS	10,353	1,376	4,560	—	4,546	1,376	9,106	10,482	4,728	1988
West Town Corners	Altamonte Springs (Orlando), FL	—	6,821	24,603	—	2,501	6,821	27,104	33,925	3,198	2014
Westland Park Plaza	Orange Park (Jacksonville), FL	—	5,576	8,775	—	(186)	5,576	8,589	14,165	1,090	2014
White Oaks Plaza	Springfield, IL	12,887	3,169	14,267	292	9,061	3,461	23,328	26,789	11,997	1986
Whitehall Mall	Whitehall, PA	9,266	8,500	28,512	—	3,049	8,500	31,561	40,061	3,712	2014
Wolf Ranch	Georgetown (Austin), TX	—	21,999	51,547	—	14,126	21,999	65,673	87,672	27,261	2005
Corporate Assets									—
Corporate Investment in Real Estate Assets	Columbus, OH	—	—	2,103	—	(2,400)	—	(297)	(297)	(17)	2015
Developments In Progress									—
Fairfield Town Center	Houston, TX	—	—	—	—	—	5,047	20,373	25,420
The Mall at Fairfield Commons	Beavercreek, OH	—	—	—	—	—	—	1,722	1,722	—
Oklahoma City Properties - Kensington	Oklahoma City, OK	—	—	—	—	—	2,132	—	2,132	—
Other Developments		—	—	—	—	—	3,660	15,279	18,939	—
		$1,610,429	$871,835	$4,024,545	$23,286	$1,237,508	$905,960	$5,299,427	$6,205,387	$2,063,107

Washington Prime Group Inc. and Washington Prime Group, L.P.
Notes to Schedule III
December 31, 2016
(dollars in thousands)

(1)	Reconciliation of Real Estate Properties:
The changes in real estate assets (which excludes furniture, fixtures and equipment) for the years ended December 31, 2016, 2015 and 2014 are as follows:

	2016	2015	2014
Balance, beginning of year	$6,699,789	$5,227,466	$4,724,930
Acquisitions	297	3,113,240	471,293
Improvements	157,561	153,536	80,059
Held for sale reclasses	(215,244)	(166,742)	—
Disposals*	(437,016)	(1,627,711)	(48,816)
Balance, end of year	$6,205,387	$6,699,789	$5,227,466
*Primarily represents properties that have been deconsolidated upon sale of controlling interest, sold properties and fully depreciated assets which have been disposed.
The following reconciles investment properties at cost per the consolidated balance sheet to the balance per Schedule III as of December 31, 2016:

2016
Investment properties at cost	$6,294,628
Less: furniture, fixtures and equipment	(89,241)
Total cost per Schedule III	$6,205,387
The unaudited aggregate cost for federal income tax purposes of real estate assets presented was $5,775,588 as of December 31, 2016.

(2)	Reconciliation of Accumulated Depreciation:
The changes in accumulated depreciation and amortization for the years ended December 31, 2016, 2015 and 2014 are as follows:

	2016	2015	2014
Balance, beginning of year	$2,261,593	$2,058,061	$1,920,476
Depreciation expense	222,861	232,735	172,337
Disposals	(421,347)	(29,203)	(34,752)
Balance, end of year	$2,063,107	$2,261,593	$2,058,061
The following reconciles accumulated depreciation per the consolidated balance sheet to the balance per Schedule III as of December 31, 2016:

2016
Accumulated depreciation	$2,122,572
Less: furniture, fixtures and equipment	(59,465)
Total accumulated depreciation per Schedule III	$2,063,107
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