Form 10-Q
period 2017-03-31
WASHINGTON PRIME GROUP INC.; Washington Prime Group, L.P.
filed 2017-04-27
CIK 1594686, 1610911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Washington Prime Group Inc. (Check One):	Large accelerated filer ☒ Accelerated filer ☐
Non-accelerated filer ☐ Smaller reporting company ☐
Emerging growth company ☐ (Do not check if a smaller reporting company)

Washington Prime Group, L.P. (Check One):	Large accelerated filer ☐ Accelerated filer ☐
Non-accelerated filer ☒ Smaller reporting company ☐
Emerging growth company ☐ (Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Washington Prime Group Inc. Yes ☐ No ☒	Washington Prime Group, L.P. Yes ☐ No ☒
As of April 26, 2017, Washington Prime Group Inc. had 185,428,977 shares of common stock outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarter ended March 31, 2017 of Washington Prime Group Inc. and Washington Prime Group, L.P. Unless stated otherwise or the context requires otherwise, references to "WPG Inc." mean Washington Prime Group Inc., an Indiana corporation, and references to "WPG L.P." mean Washington Prime Group, L.P., an Indiana limited partnership, and its consolidated subsidiaries, in cases where it is important to distinguish between WPG Inc. and WPG L.P. We use the terms "WPG," the "Company,” “we,” "us," and “our” to refer to WPG Inc., WPG L.P., and entities in which WPG Inc. or WPG L.P. (or any affiliate) has a material interest on a consolidated basis, unless the context indicates otherwise.

WPG Inc. operates as a self-managed and self-administered real estate investment trust (“REIT”). WPG Inc. owns properties and conducts operations through WPG L.P., of which WPG Inc. is the sole general partner and of which it held approximately 84.2% of the partnership interests (“OP units”) at March 31, 2017. The remaining OP units are owned by various limited partners. As the sole general partner of WPG L.P., WPG Inc. has the exclusive and complete responsibility for WPG L.P.’s day-to-day management and control. Management operates WPG Inc. and WPG L.P. as one enterprise. The management of WPG Inc. consists of the same persons who direct the management of WPG L.P. As general partner with control of WPG L.P., WPG Inc. consolidates WPG L.P. for financial reporting purposes, and WPG Inc. does not have significant assets other than its investment in WPG L.P. Therefore, the assets and liabilities of WPG Inc. and WPG L.P. are substantially the same on their respective consolidated financial statements and the disclosures of WPG Inc. and WPG L.P. also are substantially similar.
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

WASHINGTON PRIME GROUP INC. AND WASHINGTON PRIME GROUP, L.P.
FORM 10-Q

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements
Washington Prime Group Inc.
Unaudited Consolidated Balance Sheets
(dollars in thousands, except share and par value amounts)

	March 31, 2017	December 31, 2016
ASSETS:
Investment properties at cost	$6,304,916	$6,294,628
Less: accumulated depreciation	2,172,732	2,122,572
	4,132,184	4,172,056
Cash and cash equivalents	94,531	59,353
Tenant receivables and accrued revenue, net	96,560	99,967
Real estate assets held-for-sale	—	50,642
Investment in and advances to unconsolidated entities, at equity	442,257	458,892
Deferred costs and other assets	251,507	266,556
Total assets	$5,017,039	$5,107,466
LIABILITIES:
Mortgage notes payable	$1,610,802	$1,618,080
Notes payable	247,817	247,637
Unsecured term loans	1,334,525	1,334,522
Revolving credit facility	291,489	306,165
Accounts payable, accrued expenses, intangibles, and deferred revenues	287,969	309,178
Distributions payable	2,992	2,992
Cash distributions and losses in unconsolidated entities, at equity	15,421	15,421
Total liabilities	3,791,015	3,833,995
Redeemable noncontrolling interests	3,265	10,660
EQUITY:
Stockholders' Equity:
Series H Cumulative Redeemable Preferred Stock, $0.0001 par value, 4,000,000 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	104,251	104,251
Series I Cumulative Redeemable Preferred Stock, $0.0001 par value, 3,800,000 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	98,325	98,325
Common stock, $0.0001 par value, 300,000,000 shares authorized, 185,428,977 and 185,427,411 issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	19	19
Capital in excess of par value	1,234,860	1,232,638
Accumulated deficit	(384,070)	(346,706)
Accumulated other comprehensive income	6,888	4,916
Total stockholders' equity	1,060,273	1,093,443
Noncontrolling interests	162,486	169,368
Total equity	1,222,759	1,262,811
Total liabilities, redeemable noncontrolling interests and equity	$5,017,039	$5,107,466

The accompanying notes are an integral part of these statements.

Washington Prime Group Inc.
Unaudited Consolidated Statements of Operations and Comprehensive Income
(dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2017	2016
REVENUE:
Minimum rent	$137,116	$143,105
Overage rent	2,832	3,457
Tenant reimbursements	56,790	57,956
Other income	5,656	5,513
Total revenues	202,394	210,031
EXPENSES:
Property operating	37,244	43,934
Depreciation and amortization	67,511	71,403
Real estate taxes	26,007	24,491
Advertising and promotion	2,152	2,232
Provision for credit losses	1,581	732
General and administrative	8,828	10,804
Ground rent	1,031	1,057
Impairment loss	8,509	—
Total operating expenses	152,863	154,653
OPERATING INCOME	49,531	55,378
Interest expense, net	(32,488)	(37,348)
Income and other taxes	(2,026)	(979)
Loss from unconsolidated entities, net	(444)	(1,161)
INCOME BEFORE GAIN (LOSS) ON DISPOSITION OF INTERESTS IN PROPERTIES, NET	14,573	15,890
Gain (loss) on disposition of interests in properties, net	51	(2,209)
NET INCOME	14,624	13,681
Net income attributable to noncontrolling interests	1,814	1,659
NET INCOME ATTRIBUTABLE TO THE COMPANY	12,810	12,022
Less: Preferred share dividends	(3,508)	(3,508)
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$9,302	$8,514

EARNINGS PER COMMON SHARE, BASIC AND DILUTED	$0.05	$0.05

COMPREHENSIVE INCOME:
Net income	$14,624	$13,681
Unrealized income (loss) on interest rate derivative instruments	2,349	(13,466)
Comprehensive income	16,973	215
Comprehensive income (loss) attributable to noncontrolling interests	2,191	(487)
Comprehensive income attributable to common shareholders	$14,782	$702

The accompanying notes are an integral part of these statements.

Washington Prime Group Inc.
Unaudited Consolidated Statements of Cash Flows
(dollars in thousands)

	For the Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,624	$13,681
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including fair value rent, fair value debt, deferred financing costs and equity-based compensation	66,994	70,377
(Gain) loss on disposition of interests in properties and outparcels, net	(324)	2,209
Impairment loss	8,509	—
Provision for credit losses	1,581	732
Loss from unconsolidated entities, net	444	1,161
Distributions of income from unconsolidated entities	80	53
Changes in assets and liabilities:
Tenant receivables and accrued revenue, net	2,399	2,900
Deferred costs and other assets	(9,947)	(2,259)
Accounts payable, accrued expenses, deferred revenues and other liabilities	(12,912)	(29,723)
Net cash provided by operating activities	71,448	59,131
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net	(25,039)	(25,502)
Restricted cash reserves for future capital expenditures, net	(558)	(3,554)
Net proceeds from disposition of properties	62,887	9,020
Investments in unconsolidated entities	(36,368)	(3,260)
Distributions of capital from unconsolidated entities	52,479	15,712
Net cash provided by (used in) investing activities	53,401	(7,584)
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to noncontrolling interest holders in properties	(23)	—
Redemption of limited partner units/preferred shares	—	(5)
Change in lender-required restricted cash reserves on mortgage loans	—	839
Net proceeds from issuance of common shares, including common stock plans	7	—
Purchase of redeemable noncontrolling interest	(6,830)	—
Distributions on common and preferred shares/units	(59,016)	(58,717)
Proceeds from issuance of debt, net of transaction costs	80,814	—
Repayments of debt	(104,623)	(18,658)
Net cash used in financing activities	(89,671)	(76,541)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	35,178	(24,994)
CASH AND CASH EQUIVALENTS, beginning of period	59,353	116,253
CASH AND CASH EQUIVALENTS, end of period	$94,531	$91,259

The accompanying notes are an integral part of these statements.

Washington Prime Group Inc.
Unaudited Consolidated Statement of Equity
(dollars in thousands, except per share/unit amounts)

	Preferred Series H	Preferred Series I	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity	Non- Controlling Interests	Total Equity	Redeemable Non-Controlling Interests
Balance, December 31, 2016	$104,251	$98,325	$19	$1,232,638	$(346,706)	$4,916	$1,093,443	$169,368	$1,262,811	$10,660
Exercise of stock options	—	—	—	7	—	—	7	—	7	—
Other	—	—	—	(36)	—	—	(36)	—	(36)	—
Equity-based compensation	—	—	—	1,132	—	—	1,132	346	1,478	—
Adjustments to noncontrolling interests	—	—	—	554	—	—	554	(554)	—	—
Purchase of redeemable noncontrolling interest	—	—	—	565	—	—	565	—	565	(7,395)
Distributions on common shares/units ($0.25 per common share/unit)	—	—	—	—	(46,666)	—	(46,666)	(8,805)	(55,471)	—
Distributions declared on preferred shares	—	—	—	—	(3,508)	—	(3,508)	—	(3,508)	—
Other comprehensive income	—	—	—	—	—	1,972	1,972	377	2,349	—
Net income, excluding $60 of distributions to preferred unitholders	—	—	—	—	12,810	—	12,810	1,754	14,564	—
Balance, March 31, 2017	$104,251	$98,325	$19	$1,234,860	$(384,070)	$6,888	$1,060,273	$162,486	$1,222,759	$3,265

The accompanying notes are an integral part of this statement.

Washington Prime Group, L.P.
Unaudited Consolidated Balance Sheets
(dollars in thousands, except unit amounts)

	March 31, 2017	December 31, 2016
ASSETS:
Investment properties at cost	$6,304,916	$6,294,628
Less: accumulated depreciation	2,172,732	2,122,572
	4,132,184	4,172,056
Cash and cash equivalents	94,531	59,353
Tenant receivables and accrued revenue, net	96,560	99,967
Real estate assets held-for-sale	—	50,642
Investment in and advances to unconsolidated entities, at equity	442,257	458,892
Deferred costs and other assets	251,507	266,556
Total assets	$5,017,039	$5,107,466
LIABILITIES:
Mortgage notes payable	$1,610,802	$1,618,080
Notes payable	247,817	247,637
Unsecured term loans	1,334,525	1,334,522
Revolving credit facility	291,489	306,165
Accounts payable, accrued expenses, intangibles, and deferred revenues	287,969	309,178
Distributions payable	2,992	2,992
Cash distributions and losses in unconsolidated entities, at equity	15,421	15,421
Total liabilities	3,791,015	3,833,995
Redeemable noncontrolling interests	3,265	10,660
EQUITY:
Partners' Equity:
General partner
Preferred equity, 7,800,000 units issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	202,576	202,576
Common equity, 185,428,977 and 185,427,411 units issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	857,697	890,867
Total general partners' equity	1,060,273	1,093,443
Limited partners, 35,127,735 units issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	161,405	168,264
Total partners' equity	1,221,678	1,261,707
Noncontrolling interests	1,081	1,104
Total equity	1,222,759	1,262,811
Total liabilities, redeemable noncontrolling interests and equity	$5,017,039	$5,107,466

The accompanying notes are an integral part of these statements.

Washington Prime Group, L.P.
Unaudited Consolidated Statements of Operations and Comprehensive Income
(dollars in thousands, except per unit amounts)

	Three Months Ended March 31,
	2017	2016
REVENUE:
Minimum rent	$137,116	$143,105
Overage rent	2,832	3,457
Tenant reimbursements	56,790	57,956
Other income	5,656	5,513
Total revenues	202,394	210,031
EXPENSES:
Property operating	37,244	43,934
Depreciation and amortization	67,511	71,403
Real estate taxes	26,007	24,491
Advertising and promotion	2,152	2,232
Provision for credit losses	1,581	732
General and administrative	8,828	10,804
Ground rent	1,031	1,057
Impairment loss	8,509	—
Total operating expenses	152,863	154,653
OPERATING INCOME	49,531	55,378
Interest expense, net	(32,488)	(37,348)
Income and other taxes	(2,026)	(979)
Loss from unconsolidated entities, net	(444)	(1,161)
INCOME BEFORE GAIN (LOSS) ON DISPOSITION OF INTERESTS IN PROPERTIES, NET	14,573	15,890
Gain (loss) on disposition of interests in properties, net	51	(2,209)
NET INCOME	14,624	13,681
Net loss attributable to noncontrolling interests	—	(6)
NET INCOME ATTRIBUTABLE TO UNITHOLDERS	14,624	13,687
Less: Preferred unit distributions	(3,568)	(3,568)
NET INCOME ATTRIBUTABLE TO COMMON UNITHOLDERS	$11,056	$10,119

NET INCOME ATTRIBUTABLE TO COMMON UNITHOLDERS:
General partner	$9,302	$8,514
Limited partners	1,754	1,605
Net income attributable to common unitholders	$11,056	$10,119

EARNINGS PER COMMON UNIT, BASIC AND DILUTED	$0.05	$0.05

COMPREHENSIVE INCOME:
Net income	$14,624	$13,681
Unrealized income (loss) on interest rate derivative instruments	2,349	(13,466)
Comprehensive income	16,973	215
Comprehensive loss attributable to noncontrolling interests	—	(6)
Comprehensive income attributable to unitholders	$16,973	$221

The accompanying notes are an integral part of these statements.

Washington Prime Group, L.P.
Unaudited Consolidated Statements of Cash Flows
(dollars in thousands)

	For the Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,624	$13,681
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including fair value rent, fair value debt, deferred financing costs and equity-based compensation	66,994	70,377
(Gain) loss on disposition of interests in properties and outparcels, net	(324)	2,209
Impairment loss	8,509	—
Provision for credit losses	1,581	732
Loss from unconsolidated entities, net	444	1,161
Distributions of income from unconsolidated entities	80	53
Changes in assets and liabilities:
Tenant receivables and accrued revenue, net	2,399	2,900
Deferred costs and other assets	(9,947)	(2,259)
Accounts payable, accrued expenses, deferred revenues and other liabilities	(12,912)	(29,723)
Net cash provided by operating activities	71,448	59,131
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net	(25,039)	(25,502)
Restricted cash reserves for future capital expenditures, net	(558)	(3,554)
Net proceeds from disposition of properties	62,887	9,020
Investments in unconsolidated entities	(36,368)	(3,260)
Distributions of capital from unconsolidated entities	52,479	15,712
Net cash provided by (used in) investing activities	53,401	(7,584)
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to noncontrolling interest holders in properties	(23)	—
Redemption of limited partner/preferred units	—	(5)
Change in lender-required restricted cash reserves on mortgage loans	—	839
Net proceeds from issuance of common units, including equity-based compensation plans	7	—
Purchase of redeemable noncontrolling interest	(6,830)	—
Distributions to unitholders, net	(59,016)	(58,717)
Proceeds from issuance of debt, net of transaction costs	80,814	—
Repayments of debt	(104,623)	(18,658)
Net cash used in financing activities	(89,671)	(76,541)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	35,178	(24,994)
CASH AND CASH EQUIVALENTS, beginning of period	59,353	116,253
CASH AND CASH EQUIVALENTS, end of period	$94,531	$91,259

The accompanying notes are an integral part of these statements.

Washington Prime Group, L.P.
Unaudited Consolidated Statement of Equity
(dollars in thousands, except per unit amounts)

	General Partner
	Preferred	Common	Total	Limited Partners	Total Partners' Equity	Non- Controlling Interests	Total Equity	Redeemable Non-Controlling Interests
Balance, December 31, 2016	$202,576	$890,867	$1,093,443	$168,264	$1,261,707	$1,104	$1,262,811	$10,660
Exercise of stock options	—	7	7	—	7	—	7	—
Other	—	(36)	(36)	—	(36)	—	(36)	—
Equity-based compensation	—	1,132	1,132	346	1,478	—	1,478	—
Adjustments to limited partners' interests	—	554	554	(554)	—	—	—	—
Purchase of redeemable noncontrolling interest	—	565	565	—	565	—	565	(7,395)
Distributions on common units ($0.25 per common unit)	—	(46,666)	(46,666)	(8,782)	(55,448)	(23)	(55,471)	—
Distributions declared on preferred units	(3,508)	—	(3,508)	—	(3,508)	—	(3,508)	(60)
Other comprehensive income	—	1,972	1,972	377	2,349	—	2,349	—
Net income	3,508	9,302	12,810	1,754	14,564	—	14,564	60
Balance, March 31, 2017	$202,576	$857,697	$1,060,273	$161,405	$1,221,678	$1,081	$1,222,759	$3,265

The accompanying notes are an integral part of this statement.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

1.	Organization
Washington Prime Group Inc. (“WPG Inc.”) is an Indiana corporation that operates as a fully integrated, self‑administered and self‑managed real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended (the "Code"). REITs will generally not be liable for federal corporate income taxes as long as they continue to distribute not less than 100% of their taxable income and satisfy certain other requirements. Washington Prime Group, L.P. (“WPG L.P.”) is WPG Inc.'s majority‑owned limited partnership subsidiary that owns, develops and manages, through its affiliates, all of WPG Inc.'s real estate properties and other assets. WPG Inc. is the sole general partner of WPG L.P. As of March 31, 2017, our assets consisted of material interests in 111 shopping centers in the United States, consisting of community centers and enclosed retail properties, comprised of approximately 60 million square feet of gross leasable area.
Unless the context otherwise requires, references to "WPG," the "Company," “we,” “us” or “our” refer to WPG Inc., WPG L.P. and entities in which WPG Inc. or WPG L.P. (or any affiliate) has a material ownership or financial interest, on a consolidated basis.
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

2.	Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The consolidated balance sheets as of March 31, 2017 and December 31, 2016 include the accounts of WPG Inc. and WPG L.P., as well as their majority owned and controlled subsidiaries. The accompanying consolidated statements of operations include the consolidated accounts of the Company. All intercompany transactions have been eliminated in consolidation. Due to the seasonal nature of certain operational activities, the results for the interim period ended March 31, 2017 are not necessarily indicative of the results to be expected for the full year.
These consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by GAAP for interim reporting. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods presented. The Company believes that the disclosures made are adequate to prevent the information presented from being misleading. These consolidated unaudited financial statements should be read in conjunction with the audited consolidated and combined financial statements and related notes included in the combined 2016 Annual Report on Form 10-K for WPG Inc. and WPG L.P. (the "2016 Form 10-K").
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

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

There have been no changes during the three months ended March 31, 2017 to any of our previous conclusions about whether an entity qualifies as a VIE or whether we are the primary beneficiary of any previously identified VIE. During the three months ended March 31, 2017, we did not provide financial or other support to a previously identified VIE that we were not previously contractually obligated to provide.
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
As of March 31, 2017, our assets consisted of material interests in 111 shopping centers. The consolidated financial statements as of that date reflect the consolidation of 101 wholly owned properties and four additional properties that are less than wholly owned, but which we control or for which we are the primary beneficiary. We account for our interests in the remaining six properties, or the joint venture properties, using the equity method of accounting, as we have determined that we have significant influence over their operations. We manage the day-to-day operations of the joint venture properties, but do not control the operations as we have determined that our partner or partners have substantive participating rights with respect to the assets and operations of these joint venture properties.
We allocate net operating results of WPG L.P. to third parties and to WPG Inc. based on the partners' respective weighted average ownership interests in WPG L.P. Net operating results of WPG L.P. attributable to third parties are reflected in net income attributable to noncontrolling interests. WPG Inc.'s weighted average ownership interest in WPG L.P. was 84.1% for both the three months ended March 31, 2017 and 2016. As of March 31, 2017 and December 31, 2016, WPG Inc.'s ownership interest in WPG L.P. was 84.2% and 84.1%, respectively. We adjust the noncontrolling limited partners' interests at the end of each period to reflect their interest in WPG L.P.

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

•
Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly, such as interest rates, foreign exchange rates, and yield curves, that are observable at commonly quoted intervals.

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
New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." ASU No. 2014-09 revises GAAP by offering a single comprehensive revenue recognition standard instead of numerous revenue requirements for particular industries or transactions, which sometimes resulted in different accounting for economically similar transactions. An entity has the option to apply the provisions of ASU No. 2014-09 either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying this standard recognized at the date of initial application. On July 9, 2015, the FASB announced it would defer the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date. The FASB also decided to permit early adoption of the standard, but not before the original effective date of December 15, 2016. This new standard will be effective for the Company on January 1, 2018 and, upon effectiveness, certain of our revenue streams will be impacted. The impacted revenue streams primarily consist of fees earned from management, development and leasing services provided to joint ventures in which we own an interest, sales of real estate and other ancillary income earned from our properties. During the three months ended March 31, 2017, these revenues were less than 2% of consolidated revenue. We expect that fee income earned from our joint ventures for the above-mentioned services will generally be recognized in a manner consistent with our current measurement and patterns of recognition. As a result, we do not expect the adoption of this standard to have a significant impact on our consolidated results of operations upon adoption in 2018. We expect to adopt the standard using the modified retrospective approach, which requires a cumulative effect adjustment as of the date of adoption.
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)." ASU No. 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. It is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. From a lessee perspective, the Company currently has seven ground leases that, under the new guidance, will result in the recognition of a lease liability and corresponding right-of-use asset. From a lessor perspective, the new guidance remains mostly similar to current rules, though contract consideration will now be allocated between lease and non-lease components. Non-lease component allocations will be recognized under ASU 2014-09, and we expect that this will result in a different pattern of recognition for certain non-lease components, including for fixed common-area ("CAM") revenues. In addition, ASU 2016-02 limits the capitalization of leasing costs to initial direct costs, which will likely result in a reduction to our capitalized leasing costs and an increase to general and administrative expenses, though the amount of such changes is highly dependent upon the leasing compensation structures in place at the time of adoption. We are currently evaluating the impact the adoption of this standard will have on our consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230)." ASU No. 2016-15 is intended to reduce diversity in practice with respect to how certain transactions are classified in the statement of cash flows. It is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years with early adoption permitted. In addition, in November 2016, the Emerging Issues Task Force ("EITF") of the FASB issued EITF Issue 16-A "Restricted Cash," requiring that a statement of cash flows explain the change during the period in total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash would be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance is also effective for fiscal years beginning after December 15, 2017, including interim periods. These new standards require a retrospective transition approach. The Company has $30.8 million and $29.2 million of restricted cash on its consolidated balance sheets as of March 31, 2017 and December 31, 2016, respectively, whose cash flow statement classification will change to align with the new guidance upon adoption of the EITF. We are currently evaluating our plans regarding the adoption of these new standards.
In January 2017, the FASB issued ASU 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business," that provides guidance to assist entities with evaluating when a set of transferred assets and activities (set) is a business. The new guidance requires an acquirer to determine if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of assets; if so, the set of transferred assets and activities is not a business. The guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years with early adoption permitted. The new guidance will be applied on a prospective basis for transactions that occur within the period of adoption. Upon

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

adoption of this standard, the Company anticipates that more property acquisitions will be accounted for under asset acquisition accounting rather than business combination accounting, which will result in the capitalization of transactions costs rather than expensing of said costs under the current guidance. We early adopted this standard prospectively as of January 1, 2017, as permitted under the standard.
Deferred Costs and Other Assets
On January 4, 2017, the remaining $15.6 million outstanding on the promissory note receivable related to the January 29, 2016 sale of Forest Mall, located in Fond Du Lac, Wisconsin, and Northlake Mall, located in Atlanta, Georgia, was received by the Company in full. The proceeds were used to reduce the balance of corporate debt.
On February 28, 2017, the buyer of Knoxville Center, located in Knoxville, Tennessee, extended the maturity of the $6.2 million promissory note receivable, issued during the August 19, 2016 sale of the property, to April 28, 2017 and paid the Company $0.4 million of the outstanding principal balance. As of March 31, 2017, the buyer was current on their interest payments.
Redeemable Noncontrolling Interests for WPG Inc.
Redeemable noncontrolling interests represent the underlying equity held by unaffiliated third parties in the consolidated joint venture entity that owns Arbor Hills, located in Ann Arbor, Michigan (the "Arbor Hills Venture") and the consolidated joint venture that owns Classen Curve and The Triangle at Classen Curve, each located in Oklahoma City, Oklahoma and Nichols Hills Plaza, located in Nichols Hills, Oklahoma (the "Oklahoma City Properties Venture," collectively) as well as the outstanding WPG L.P. 7.3% Series I-1 Preferred Units (the "Series I-1 Preferred Units"). The unaffiliated third parties have, at their option, the right to have their equity purchased by the Company subject to the satisfaction of certain conditions. During the three months ended March 31, 2017, the Company purchased all of the equity owned by such unaffiliated third parties related to the Arbor Hills Venture and the Oklahoma City Properties Venture, respectively. As of March 31, 2017, the aforementioned properties were wholly owned by the Company, and the only remaining redeemable noncontrolling interests relate to Series I-1 Preferred Units.

4.	Investment in Real Estate
2017 Dispositions
On February 21, 2017, we completed the sale of Gulf View Square and River Oaks Center to private real estate investors for an aggregate purchase price of $42 million, which was classified as real estate held for sale on the accompanying consolidated balance sheet as of December 31, 2016. The net proceeds from the transaction were used to reduce corporate debt.
On January 10, 2017, we completed the sale of Virginia Center Commons to a private real estate investor for a purchase price of $9 million, which was classified as real estate held for sale on the accompanying consolidated balance sheet as of December 31, 2016. The net proceeds from the transaction were used to reduce corporate debt.
In connection with the sales noted above, the Company recorded a $0.1 million gain, which is included in gain (loss) on disposition of interests in properties, net in the accompanying consolidated statements of operations and comprehensive income for the three months ended March 31, 2017.
2016 Dispositions
On January 29, 2016, the Company completed the sale of Forest Mall and Northlake Mall to private real estate investors for an aggregate purchase price of $30.0 million. The net proceeds from the transaction were used to reduce the balance outstanding under the Revolver, as defined below (see Note 6 - "Indebtedness").
In connection with the sale noted above, the Company recorded a $2.2 million loss, which is included in gain (loss) on disposition of interests in properties, net in the accompanying consolidated statements of operations and comprehensive income for the three months ended March 31, 2016.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

Impairment
During the three months ended March 31, 2017, the Company entered into a purchase and sale agreement to dispose of a community center asset. The agreement is subject to customary closing and diligence requirements. Given uncertainties that the disposition is probable within one year due to the aforementioned closing and diligence requirements, this property remains classified as held for use as of March 31, 2017. In connection with the preparation of our financial statements included in this Form 10-Q, we shortened the hold period used in assessing impairment for the asset, which resulted in the carrying value not being recoverable from the expected cash flows. The purchase offer represents the best available evidence of fair value for this property. We compared the fair value to the carrying value, which resulted in the recording of an impairment charge of approximately $8.5 million in the accompanying consolidated statements of operations and comprehensive income for the three months ended March 31, 2017.
Intangible Assets and Liabilities Associated with Acquisitions
The table below identifies the types of intangible assets and liabilities, their location on the consolidated balance sheets, their weighted average amortization period, and their book value, which is net of accumulated amortization, as of March 31, 2017 and December 31, 2016:

			Balance as of
Intangible Asset/Liability	Location on the Consolidated Balance Sheets	Weighted Average Remaining Amortization (in years)	March 31, 2017	December 31, 2016
Above-market leases - Company is lessor	Deferred costs and other assets	7.3	$32,119	$34,337
Below-market leases - Company is lessor	Accounts payable, accrued expenses, intangibles and deferred revenues	13.5	$100,112	$104,540
Above-market lease - Company is lessee	Accounts payable, accrued expenses, intangibles and deferred revenues	30.2	$2,363	$2,383
In-place leases	Deferred costs and other assets	10.0	$65,972	$70,907

5.	Investment in Unconsolidated Entities, at Equity
The Company's investment activity in unconsolidated real estate entities during the three months ended March 31, 2017 and March 31, 2016 consisted of investments in the following material joint ventures:

•	The O'Connor Joint Venture
This investment consists of a 51% interest held by the Company in a portfolio of five enclosed retail properties and related outparcels, consisting of the following: The Mall at Johnson City located in Johnson City, Tennessee; Pearlridge Center located in Aiea, Hawaii; Polaris Fashion Place® located in Columbus, Ohio; Scottsdale Quarter® located in Scottsdale, Arizona; and Town Center Plaza (which consists of Town Center Plaza and the adjacent Town Center Crossing) located in Leawood, Kansas (collectively the "O'Connor Properties"). We retained management, leasing, and development responsibilities for the O'Connor Joint Venture.
On March 2, 2017, the O'Connor Joint Venture closed on the purchase of Pearlridge Uptown II, a 180,000 square foot wing of Pearlridge Center, for a gross purchase price of $70.0 million.
On March 30, 2017, the O'Connor Joint Venture closed on a $43.2 million non-recourse mortgage note payable with an eight year term and a fixed interest rate of 4.071% secured by Pearlridge Uptown II. The mortgage note payable requires monthly interest only payments until April 1, 2019, at which time monthly interest and principal payments are due until maturity.
On March 29, 2017, the O'Connor Joint Venture closed on a $55.0 million non-recourse mortgage note payable with a ten year term and a fixed interest rate of 4.36% secured by sections of Scottsdale Quarter® known as Block K and Block M. The mortgage note payable requires monthly interest only payments until May 1, 2022, at which time monthly interest and principal payments are due until maturity.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

•	The Seminole Joint Venture
This investment consists of a 45% legal interest held by the Company in Seminole Towne Center, an approximate 1.1 million square foot enclosed regional retail property located in the Orlando, Florida area. The Company's effective financial interest in this property (after preferences) is estimated to be approximately 22% for 2017. We retain management and leasing responsibilities for the Seminole Joint Venture.
Individual agreements specify which services the Company is to provide to each joint venture. The Company, through its affiliates, provide management, development, construction, marketing, leasing and legal services for a fee to each of the joint ventures described above. Related to performing these services, we recorded management fees of $1.6 million and $1.5 million for the three months ended March 31, 2017 and 2016, respectively, which are included in other income in the accompanying consolidated statements of operations and comprehensive income. Advances to the O'Connor Joint Venture totaled $2.6 million and $2.5 million as of March 31, 2017 and December 31, 2016, respectively, which are included in investment in and advances to unconsolidated entities, at equity in the accompanying consolidated balance sheets. Management deems this balance to be collectible and anticipates repayment within one year.
The following table presents the combined statements of operations for the O'Connor Joint Venture, the Seminole Joint Venture, and an indirect 12.5% ownership interest in certain real estate for all periods presented during which the Company accounted for these investments as unconsolidated entities for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Total revenues	$48,434	$46,312
Operating expenses	20,591	19,306
Depreciation and amortization	19,034	20,044
Operating income	8,809	6,962
Interest expense, taxes, and other, net	(8,460)	(7,889)
Net income (loss) from the Company's unconsolidated real estate entities	349	(927)
Our share of loss from the Company's unconsolidated real estate entities	$(444)	$(1,161)

6.	Indebtedness
Mortgage Debt
Total mortgage indebtedness at March 31, 2017 and December 31, 2016 was as follows:

	March 31, 2017	December 31, 2016
Face amount of mortgage loans	$1,603,806	$1,610,429
Fair value adjustments, net	11,691	12,661
Debt issuance cost, net	(4,695)	(5,010)
Carrying value of mortgage loans	$1,610,802	$1,618,080
A roll forward of mortgage indebtedness from December 31, 2016 to March 31, 2017 is summarized as follows:

Balance at December 31, 2016	$1,618,080
Debt amortization payments	(6,623)
Amortization of fair value and other adjustments	(970)
Amortization of debt issuance costs	315
Balance at March 31, 2017	$1,610,802

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

Unsecured Debt
The Facility
On May 15, 2014, we closed on a senior unsecured revolving credit facility, or "Revolver," and a senior unsecured term loan, or "Term Loan" (collectively referred to as the "Facility"). The Revolver provides borrowings on a revolving basis up to $900.0 million, bears interest at one-month LIBOR plus 1.25%, and will initially mature on May 30, 2018, subject to two six-month extensions available at our option subject to compliance with the terms of the Facility and payment of a customary extension fee. The Term Loan provides borrowings in an aggregate principal amount up to $500.0 million, bears interest at one-month LIBOR plus 1.45%. During the three months ended March 31, 2017, we extended the maturity of the Term Loan from May 30, 2017 to May 30, 2018. We have one, 12-month extension available at our option subject to compliance with the terms of the Facility and payment of a customary extension fee. On July 6, 2016, the Company executed interest rate swap agreements totaling $200.0 million, which effectively fixed the interest rate on a portion of the Term Loan at 2.04% through August 1, 2018. The interest rate on the Facility may vary in the future based on the Company's credit rating.
At March 31, 2017, borrowings under the Facility consisted of $293.0 million outstanding under the Revolver (before debt issuance costs, net of $1.5 million) and $499.7 million, net of $0.3 million of debt issuance costs, outstanding under the Term Loan. On March 31, 2017, we had an aggregate available borrowing capacity of $606.7 million under the Revolver, net of $0.3 million reserved for outstanding letters of credit. At March 31, 2017, the applicable interest rate on the Revolver was one-month LIBOR plus 1.25%, or 2.23%, and the applicable interest rate on the unhedged portion of the Term Loan was one-month LIBOR plus 1.45%, or 2.43%.
Term Loans
On December 10, 2015, the Company borrowed $340.0 million under a term loan (the "December 2015 Term Loan"), pursuant to a commitment received from bank lenders. The December 2015 Term Loan bears interest at one-month LIBOR plus 1.80% and will mature in January 2023. On December 11, 2015, the Company executed interest rate swap agreements totaling $340.0 million, which effectively fixed the interest rate on the December 2015 Term Loan at 3.51% through January 2023. The interest rate on the December 2015 Term Loan may vary in the future based on the Company's credit rating. As of March 31, 2017, the balance was $337.1 million, net of $2.9 million of debt issuance costs.
On June 4, 2015, the Company borrowed $500.0 million under a term loan (the "June 2015 Term Loan"), pursuant to a commitment received from bank lenders. The June 2015 Term Loan bears interest at one-month LIBOR plus 1.45% and will mature in March 2020. On June 19, 2015, the Company executed interest rate swap agreements totaling $500.0 million, with an effective date of July 6, 2015, which effectively fixed the interest rate on the June 2015 Term Loan at 2.56% through June 2018. The interest rate on the June 2015 Term Loan may vary in the future based on the Company's credit rating. As of March 31, 2017, the balance was $497.8 million, net of $2.2 million of debt issuance costs.
Notes Payable
On March 24, 2015, WPG L.P. closed on a private placement of $250.0 million of 3.850% senior unsecured notes (the "Notes Payable") at a 0.028% discount due April 1, 2020. WPG L.P. received net proceeds from the offering of $248.4 million, which it used to repay a portion of outstanding borrowings under the bridge loan dated as of September 16, 2014 (the "Bridge Loan"). The Notes Payable contain certain customary covenants and events of default which, if any such event of default occurs, would permit or require the principal, premium, if any, and accrued and unpaid interest on all of the then-outstanding Notes Payable to be declared immediately due and payable (subject in certain cases to customary grace and cure periods).
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
As of March 31, 2017, the balance outstanding under the Exchange Notes was $247.8 million, net of $2.2 million of debt discount and issuance costs.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

Covenants

Our unsecured debt agreements contain financial and other covenants. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender including adjustments to the applicable interest rate. As of March 31, 2017, management believes the Company is in compliance with all covenants of its unsecured debt.
The total balance of mortgages was approximately $1.6 billion as of March 31, 2017. At March 31, 2017, certain of our consolidated subsidiaries were the borrowers under 30 non-recourse loans, one full-recourse loan and one partial-recourse loan secured by mortgages encumbering 36 properties, including two separate pools of cross-defaulted and cross-collateralized mortgages encumbering a total of six properties. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt instruments contain financial and other non-financial covenants which are specific to the properties which serve as collateral for that debt. Our existing non-recourse mortgage loans generally prohibit our subsidiaries that are borrowers thereunder from incurring additional indebtedness, subject to certain customary and limited exceptions. In addition, certain of these instruments limit the ability of the applicable borrower's parent entity from incurring mezzanine indebtedness unless certain conditions are satisfied, including compliance with maximum loan to value ratio and minimum debt service coverage ratio tests. Further, under certain of these existing agreements, if certain cash flow levels in respect of the applicable mortgaged property (as described in the applicable agreement) are not maintained for at least two consecutive quarters, the lender could accelerate the debt and enforce its right against its collateral. If the borrower fails to comply with these covenants, the lender could accelerate the debt and enforce its right against their collateral.
On March 30, 2017, the Company transferred the $40.0 million mortgage loan secured by Valle Vista Mall, located in Harlingen, Texas, to the special servicer at the request of the borrower, a consolidated subsidiary of the Company. The borrower has initiated discussions with the special servicer regarding this non-recourse loan and is considering various options. The Company will continue to manage and lease the property.
On June 30, 2016, we received a notice, dated that same date, that the $87.3 million mortgage loan secured by Mesa Mall, located in Grand Junction, Colorado had been transferred to the special servicer due to the payment default that occurred when the borrower, a consolidated subsidiary of the Company, did not repay the loan in full by its June 1, 2016 maturity date.  The borrower has initiated discussions with the special servicer regarding this non-recourse loan and is considering various options including restructuring, extending and other options, including transitioning the property to the lender (see Note 12 - "Subsequent Events").
On June 6, 2016, we received a notice of default letter, dated June 3, 2016, from the special servicer to the borrower of the $99.5 million mortgage loan secured by Southern Hills Mall, located in Sioux City, Iowa.  The letter was sent because the borrower, a consolidated subsidiary of the Company, did not repay the loan in full by its June 1, 2016 maturity date.  On October 27, 2016, we received notification that a receiver had been appointed to manage and lease the property. An affiliate of the Company still holds title to the property.
At March 31, 2017, management believes the applicable borrowers under our other non-recourse mortgage loans were in compliance with all covenants where non-compliance could individually, or giving effect to applicable cross-default provisions in the aggregate, have a material adverse effect on our financial condition, results of operations or cash flows. The Company has assessed each of these properties for impairment indicators and have concluded no impairment charges were warranted as of March 31, 2017.
Fair Value of Debt
The carrying values of our variable-rate loans approximate their fair values. We estimate the fair values of fixed-rate mortgages and fixed-rate unsecured debt (including variable-rate unsecured debt swapped to fixed-rate) using cash flows discounted at current borrowing rates.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

The book value and fair value of these financial instruments and the related discount rate assumptions as of March 31, 2017 and December 31, 2016 are summarized as follows:

	March 31, 2017	December 31, 2016
Book value of fixed-rate mortgages(1)	$1,352,706	$1,359,329
Fair value of fixed-rate mortgages	$1,395,559	$1,403,103
Weighted average discount rates assumed in calculation of fair value for fixed-rate mortgages	3.80%	3.79%

Book value of fixed-rate unsecured debt(1)	$1,290,000	$1,290,000
Fair value of fixed-rate unsecured debt	$1,265,188	$1,261,858
Weighted average discount rates assumed in calculation of fair value for fixed-rate unsecured debt	2.86%	2.86%
(1) Excludes debt issuance costs and applicable debt discounts.

7.	Derivative Financial Instruments
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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in other comprehensive income ("OCI") or other comprehensive loss (“OCL”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Net realized gains or losses resulting from derivatives that were settled in conjunction with planned fixed-rate financings or refinancings continue to be included in accumulated other comprehensive income ("AOCI") during the term of the hedged debt transaction. Any ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company recognized $0.1 million of hedge ineffectiveness as an increase to earnings during the three months ended March 31, 2017. The Company recognized $2.3 million of hedge ineffectiveness as a decrease to earnings during the three months ended March 31, 2016, primarily resulting from a mismatch in the terms of the December 2015 Term Loan and the corresponding derivative. The December 2015 Term Loan includes a 0% LIBOR floor while the corresponding derivative does not.
Amounts reported in AOCI relate to derivatives that will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt. Realized gains or losses on settled derivative instruments included in AOCI are recognized as an adjustment to income over the term of the hedged debt transaction. During the next twelve months, the Company estimates that an additional $0.4 million will be reclassified as a decrease to interest expense.
As of March 31, 2017, the Company had 15 outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk with a notional value of $1,139,600.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the consolidated balance sheets as of March 31, 2017 and December 31, 2016:

Derivatives designated as hedging instruments:		Balance Sheet Location	March 31, 2017	December 31, 2016
Interest rate products	Asset derivatives	Deferred costs and other assets	$8,223	$5,754
Interest rate products	Liability derivatives	Accounts payable, accrued expenses, intangibles and deferred revenues	$—	$2
The asset derivative instruments were reported at their fair value of $8,223 and $5,754 in deferred costs and other assets at March 31, 2017 and December 31, 2016, respectively, with a corresponding adjustment to OCI for the unrealized gains and losses (net of noncontrolling interest allocation). The liability derivative instruments were reported at their fair value of $0 and $2 in accounts payable, accrued expenses, intangibles, and deferred revenues at March 31, 2017 and December 31, 2016, respectively, with a corresponding adjustment to OCL for the unrealized gains and losses (net of noncontrolling interest allocation). Over time, the unrealized gains and losses held in AOCI will be reclassified to earnings. This reclassification will correlate with the recognition of the hedged interest payments in earnings.
The table below presents the effect of the Company's derivative financial instruments on the consolidated statements of operations and comprehensive income for the three months ended March 31, 2017 and 2016:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended			Three Months Ended			Three Months Ended
	March 31,			March 31,			March 31,
	2017	2016		2017	2016		2017	2016
Interest rate products	$1,263	$(15,397)	Interest expense	$1,086	$1,931	Interest expense	$92	$(2,342)
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
As of March 31, 2017, the fair value of derivatives in a net liability position, plus accrued interest but excluding any adjustment for nonperformance risk, related to these agreements was $0. As of March 31, 2017, the Company has not posted any collateral related to these agreements. The Company is not in default with any of these provisions. If the Company had breached any of these provisions at March 31, 2017, it would have been required to settle its obligations under the agreements at their termination value of $0.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2017 and December 31, 2016, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
The tables below presents the Company’s net assets and liabilities measured at fair value as of March 31, 2017 and December 31, 2016 aggregated by the level in the fair value hierarchy within which those measurements fall:

	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2017
Derivative instruments, net	$—	$8,223	$—	$8,223

	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2016
Derivative instruments, net	$—	$5,752	$—	$5,752

8.	Equity
Exchange Rights
Subject to the terms of the limited partnership agreement of WPG L.P., limited partners in WPG L.P. have, at their option, the right to exchange all or any portion of their units for shares of WPG Inc. common stock on a one‑for‑one basis or cash, as determined by WPG Inc. Therefore, the common units held by limited partners are considered by WPG Inc. to be share equivalents and classified as noncontrolling interests within permanent equity, and classified by WPG L.P. as permanent equity. The amount of cash to be paid if the exchange right is exercised and the cash option is selected will be based on the market value of WPG Inc.'s common stock as determined pursuant to the terms of the WPG L.P. Partnership Agreement. At March 31, 2017, WPG Inc. had reserved 35,127,735 shares of common stock for possible issuance upon the exchange of units held by limited partners.
The holders of the Series I-1 Preferred Units have, at their option, the right to have their units purchased by WPG L.P. subject to the satisfaction of certain conditions. Therefore, the Series I-1 Preferred Units are classified as redeemable noncontrolling interests outside of permanent equity.
Stock Based Compensation
On May 28, 2014, the Board adopted the Washington Prime Group, L.P. 2014 Stock Incentive Plan (the "Plan"), which permits the Company to grant awards to current and prospective directors, officers, employees and consultants of the Company or any affiliate. An aggregate of 10,000,000 shares of common stock has been reserved for issuance under the Plan. In addition, the maximum number of awards to be granted to a participant in any calendar year is 500,000 shares/units. Awards may be in the form of stock options, stock appreciation rights, restricted stock, restricted stock units ("RSUs") or other stock-based awards in WPG Inc., long term incentive units ("LTIP units" or "LTIPs") or performance units ("Performance LTIP Units") in WPG L.P. The Plan terminates on May 28, 2024.
The following is a summary by type of the awards that the Company issued during the three months ended March 31, 2017 and March 31, 2016 under the Plan.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

Annual Long-Term Incentive Awards
On February 21, 2017 (the "Adoption Date"), the Company approved the terms and conditions of the 2017 annual award ("2017 Annual Long-Term Incentive Awards") for certain executive officers and employees of the Company. Under the terms of the 2017 Annual Long-Term Incentive Awards program, each participant is provided the opportunity to receive (i) time-based RSUs and (ii) performance-based stock units ("PSUs"). RSUs represent a contingent right to receive one WPG Inc. common share for each vested RSU. During the three months ended March 31, 2017, the Company issued 358,198 time-based RSUs, with a grant date fair value of $3.4 million, which will vest in one-third installments on each of February 21, 2018, 2019, and 2020, subject to the participant's continued employment with the Company through each vesting date and the participant's continued compliance with certain applicable covenants. During the service period, dividend equivalents will be paid with respect to the RSUs corresponding to the amount of any dividends paid by the Company to the Company's common shareholders for the applicable dividend payment dates. Compensation expense is recognized on a straight-line basis over the three year vesting term. During the three months ended March 31, 2017, the Company issued 358,198 PSUs, at target, with a grant date fair value of $2.8 million. Actual PSUs earned may range from 0%-150% of the target PSUs, based on the Company's total shareholder return ("TSR") compared to a peer group based on companies with similar assets and revenue over a three-year performance period that commenced on the Adoption Date. During the performance period, dividend equivalents corresponding to the amount of any regular cash dividends paid by the Company to the Company’s common shareholders for the applicable dividend payment dates will accrue and be deemed reinvested in additional PSUs, which will be settled in common shares at the same time and only to the extent that the underlying PSU is earned and settled in common shares. Payout of the PSUs is also subject to the participant’s continued employment with the Company through the end of the performance period. The awards were valued through the use of a Monte Carlo model and the related compensation expense is recognized over the three year performance period.
During 2016, the Company approved the performance criteria and maximum dollar amount of the 2016 annual awards (the "2016 Annual Long-Term Incentive Awards"), that generally range from 30%-100% of annual base salary, for certain executive officers and employees of the Company. The number of awards was determined by converting the cash value of the award to a number of RSUs (the "Allocated RSUs") based on the closing price of WPG Inc.'s common shares for the final 15 trading days of 2016. Recipients were eligible to receive a percentage of the Allocated RSUs based on the Company's performance on its strategic goals detailed in the Company's 2016 cash bonus plan and the Company's relative TSR compared to a peer group based on companies with similar assets and revenue. Payout for 50% of the Allocated RSUs was based on the Company's performance on the strategic goals and the payout on the remaining 50% was based on the Company's TSR performance. Both the strategic goal component as well the TSR performance were achieved at target, resulting in a 100% payout. During the three months ended March 31, 2017, the Company awarded 324,237 of Allocated RSUs, with a grant date fair value of $2.2 million, related to the 2016 Annual Long-Term Incentive Awards, which will vest in one-third installments on each of February 21, 2018, 2019 and 2020.
During 2015, the Company approved the performance criteria and maximum dollar amount of the 2015 annual LTIP unit awards (the "2015 Annual Long-Term Incentive Awards"), that generally range from 30%-300% of annual base salary, for certain executive officers and employees of the Company. The number of awards was determined by converting the cash value of the award to a number of LTIP units (the "Allocated Units") based on the closing price of WPG Inc.'s common shares for the final 15 trading days of 2015. Eventual recipients were eligible to receive a percentage of the Allocated Units based on the Company's performance on its strategic goals detailed in the Company's 2015 cash bonus plan and the Company's relative TSR compared to the MSCI REIT Index. Payout for 40% of the Allocated Units was based on the Company's performance on the strategic goals and the payout on the remaining 60% was based on the Company's TSR performance. The strategic goal component was achieved in 2015; however, the TSR was below threshold performance, resulting in only a 40% payout for this annual LTIP award. During the three months ended March 31, 2016, the Company awarded 323,417 LTIP units related to the 2015 Annual Long-Term Incentive Awards, of which 108,118 vest in one-third installments on each of January 1, 2017, 2018 and 2019. The 94,106 LTIP units awarded to our former Executive Chairman fully vested on the grant date and the 121,193 LTIP units awarded to certain former executive officers fully vested on the applicable severance date during 2016 pursuant to the underlying severance arrangements.
Stock Options
During the three months ended March 31, 2017, no stock options were granted from the Plan to employees, 1,566 stock options were exercised by employees and 34,452 stock options were canceled, forfeited or expired. As of March 31, 2017, there were 941,558 stock options outstanding.
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

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

Share Award Related Compensation Expense
During the three months ended March 31, 2017 and 2016, the Company recorded share award related compensation expense pertaining to the award and option plans noted above of $1.5 million and $1.9 million (excluding the $1.2 million reversal of previously recorded stock compensation expense associated with the forfeiture of grants to former executives during the three months ended March 31, 2016), respectively, in general and administrative expense within the consolidated statements of operations and comprehensive income. In certain instances, employment agreements and stock compensation programs provide for accelerated vesting when executives are terminated without cause.
Distributions
During the three months ended March 31, 2017 and 2016, the Board declared common share/unit dividends of $0.25 per common share/unit.

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
Transactions with Simon Property Group Inc.
The Company was formed in 2014 through a spin-off of certain properties from Simon Property Group, Inc. ("SPG"). SPG managed the day-to-day operations of our legacy SPG enclosed retail properties through February 29, 2016 in accordance with property management agreements that expired as of May 31, 2016. Additionally, WPG and SPG entered into a transition services agreement pursuant to which SPG provided to WPG, on an interim, transitional basis after May 28, 2014 through May 31, 2016, the date on which it was terminated, various services including administrative support for the community centers through December 31, 2015, information technology, property management, accounts payable and other financial functions, as well as engineering support, quality assurance support and other administrative services for the enclosed retail properties until March 1, 2016. Under the transition services agreement that terminated on May 31, 2016, SPG charged WPG, based upon SPG's allocation of certain shared costs such as insurance premiums, advertising and promotional programs, leasing and development fees. Amounts charged to expense for property management and common costs, services, and other as well as insurance premiums are included in property operating expenses in the consolidated statements of operations and comprehensive income. Additionally, leasing and development fees charged by SPG are capitalized by the property. WPG terminated the transition services agreement, all applicable property management agreements with SPG, and the property development agreement effective May 31, 2016.
We did not incur any charges pertaining to the transition services agreements for the three months ended March 31, 2017. Charges for the consolidated and unconsolidated properties for the three months ended March 31, 2016 are as follows:

	For the Three Months Ended March 31,
	2016
	Consolidated	Unconsolidated
Property management and common costs, services and other	$5,238	$124
Insurance premiums	$—	$—
Advertising and promotional programs	$102	$6
Capitalized leasing and development fees	$1,168	$8

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

11.	Earnings Per Common Share/Unit
WPG Inc. Earnings Per Common Share
We determine WPG Inc.'s basic earnings per common share based on the weighted average number of shares of common stock outstanding during the period and we consider any participating securities for purposes of applying the two-class method. We determine WPG Inc.'s diluted earnings per share based on the weighted average number of shares of common stock outstanding combined with the incremental weighted average shares that would have been outstanding assuming all potentially dilutive securities were converted into common shares at the earliest date possible.
The following table sets forth the computation of WPG Inc.'s basic and diluted earnings per common share:

	For the Three Months Ended March 31,
	2017	2016
Earnings Per Common Share, Basic:
Net income attributable to common shareholders - basic	$9,302	$8,514
Weighted average shares outstanding - basic	186,278,173	185,436,932
Earnings per common share, basic	$0.05	$0.05

Earnings Per Common Share, Diluted:
Net income attributable to common shareholders - basic	$9,302	$8,514
Net income attributable to common unitholders	1,754	1,605
Net income attributable to common shareholders - diluted	$11,056	$10,119
Weighted average common shares outstanding - basic	186,278,173	185,436,932
Weighted average operating partnership units outstanding	34,986,704	34,304,835
Weighted average additional dilutive securities outstanding	525,629	657,575
Weighted average common shares outstanding - diluted	221,790,506	220,399,342
Earnings per common share, diluted	$0.05	$0.05
For the three months ended March 31, 2017 and 2016, additional potentially dilutive securities include contingently-issuable outstanding stock options and performance based components of annual awards. We accrue distributions when they are declared.
WPG L.P. Earnings Per Common Unit
We determine WPG L.P.'s basic earnings per common unit based on the weighted average number of common units outstanding during the period and we consider any participating securities for purposes of applying the two-class method. We determine WPG L.P.'s diluted earnings per unit based on the weighted average number of common units outstanding combined with the incremental weighted average units that would have been outstanding assuming all potentially dilutive securities were converted into common units at the earliest date possible.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

The following table sets forth the computation of WPG L.P.'s basic and diluted earnings per common unit:

	For the Three Months Ended March 31,
	2017	2016
Earnings Per Common Unit, Basic and Diluted:
Net income attributable to common unitholders - basic and diluted	$11,056	$10,119
Weighted average common units outstanding - basic	221,264,877	219,741,767
Weighted average additional dilutive securities outstanding	525,629	657,575
Weighted average units outstanding - diluted	221,790,506	220,399,342
Earnings per common unit, basic and diluted	$0.05	$0.05
For the three months ended March 31, 2017 and 2016, additional potentially dilutive securities include contingently-issuable units related to WPG Inc.'s outstanding stock options, WPG Inc.'s performance based components of annual awards, and WPG L.P.'s annual LTIP unit awards. We accrue distributions when they are declared.

12.	Subsequent Events
On April 25, 2017, the Company completed a discounted payoff of the $87.3 million mortgage loan secured by Mesa Mall for $63.0 million and will retain ownership and management of the property. The Company will record a gain related to this repayment of approximately $21.0 million for the three and six months ended June 30, 2017.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in this report.
Overview - Basis of Presentation
Washington Prime Group™ Inc. (“WPG Inc.”) is an Indiana corporation that operates as a fully integrated, self‑administered and self‑managed real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended (the "Code"). REITs will generally not be liable for federal corporate income taxes as long as they continue to distribute not less than 100% of their taxable income and satisfy certain other requirements. Washington Prime Group, L.P. (“WPG L.P.”) is WPG Inc.'s majority‑owned limited partnership subsidiary that owns, develops and manages, through its affiliates, all of WPG Inc.'s real estate properties and other assets. WPG Inc. is the sole general partner of WPG L.P. As of March 31, 2017, our assets consisted of material interests in 111 shopping centers in the United States, consisting of community centers and enclosed retail properties, comprised of approximately 60 million square feet of gross leasable area.
Unless the context otherwise requires, references to "WPG," the "Company," “we,” “us” and “our” refer to WPG Inc., WPG L.P. and entities in which WPG Inc. or WPG L.P. (or any affiliate) has a material ownership or financial interest, on a consolidated basis.
The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The consolidated balance sheets as of March 31, 2017 and December 31, 2016 include the accounts of WPG Inc. and WPG L.P., as well as their majority owned and controlled subsidiaries. The consolidated statements of operations include the consolidated accounts of the Company. All intercompany transactions have been eliminated in consolidation. In the opinion of management, the consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods presented. The Company believes that the disclosures made are adequate to prevent the information presented from being misleading. The Company has filed a trademark application with the United States Trademark and Patent Office for the name "Washington Prime Group" and it remains pending.
The O'Connor Joint Venture
On November 2, 2016, the Company entered into a definitive agreement providing for a joint venture with O'Connor Mall Partners L.P. ("O'Connor") with respect to the ownership and operation of seven of the Company's retail properties, which are valued at approximately $608 million. The Company has an existing joint venture with O'Connor for five of the Company's enclosed retail properties and certain related outparcels. Under the terms of the agreement, the Company will retain a 51% interest and sell 49% to O'Connor for net proceeds of approximately $350 million, including the Company's pro rata share of new mortgage debt of over $100 million, which will be used to reduce the Company's debt and for general corporate purposes. The Company will retain management and leasing responsibilities of the properties. On November 18, 2016, O'Connor completed its due diligence and the escrow deposit of $18.7 million became non-refundable. Subject to the completion of certain debt financings and customary closing requirements, the Company expects to close on the joint venture during the second quarter of 2017.
On March 2, 2017, the O'Connor Joint Venture acquired an additional section at Pearlridge Center, located in Aiea, Hawaii, for a gross purchase price of $70.0 million. Pearlridge Center is currently comprised of two distinct enclosed venues commonly referred to as Uptown and Downtown. The newly acquired 180,000-square-foot section, which is part of Uptown (and referenced herein as Pearlridge Uptown II), is anchored by Ross Dress for Less and TJ Maxx and was 92% occupied at March 31, 2017. Subsequent to the purchase, the joint venture placed secured debt on the property (see below for details). Our share of the purchase price was funded by a combination of our share of the secured debt and availability on our credit facility.
On March 30, 2017, the O'Connor Joint Venture closed on a $43.2 million non-recourse mortgage note payable with an eight year term and a fixed interest rate of 4.071% secured by Pearlridge Uptown II. The mortgage note payable requires monthly interest only payments until April 1, 2019, at which time monthly interest and principal payments are due until maturity. Our pro-rata share of the mortgage note payable issuance is $22.0 million.
On March 29, 2017, the O'Connor Joint Venture closed on a $55.0 million non-recourse mortgage note payable with a ten year term and a fixed interest rate of 4.36% secured by sections of Scottsdale Quarter® known as Block K and Block M. The mortgage note payable requires monthly interest only payments until May 1, 2022, at which time monthly interest and principal payments are due until maturity. Our pro-rata share of the mortgage note payable issuance is $28.1 million.

Impairment
During the three months ended March 31, 2017, the Company entered into a purchase and sale agreement to dispose of a community center asset. The agreement is subject to customary closing and diligence requirements. Given uncertainties that the disposition is probable within one year due to the aforementioned closing and diligence requirements, this property remains classified as held for use as of March 31, 2017. We shortened the hold period used in assessing impairment for the asset, which resulted in the carrying value not being recoverable from the expected cash flows. The purchase offer represents the best available evidence of fair value for this property. We compared the fair value to the carrying value, which resulted in the recording of an impairment charge of approximately $8.5 million in the consolidated statements of operations and comprehensive income for the three months ended March 31, 2017. The potential sales proceeds from this transaction will be used to reduce the Company's debt.
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
Additionally, we feel there are opportunities to enhance our portfolio and balance sheet through active portfolio management. We believe that there are opportunities for us to acquire additional shopping centers that match our investment and strategic criteria. We invest in real estate properties to maximize total financial return which includes both operating cash flows and capital appreciation. We also seek to dispose of or contribute to a joint venture assets that no longer meet our strategic criteria. These dispositions will be a combination of asset sales and transitions of over-levered properties to lenders.
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
Portfolio Data
The portfolio data discussed in this overview includes key operating statistics for the Company including ending occupancy, average base minimum rent per square foot and comparable NOI for the properties owned and managed at March 31, 2017. Southern Hills Mall is excluded from the metrics as the management and leasing of the property was transferred to the receiver during the fourth quarter of 2016 (see the "Financing and Debt" section for further details).
Core business fundamentals in the overall portfolio for the first quarter of 2017 were generally stable compared to 2016. Ending occupancy for the portfolio was 92.7% as of March 31, 2017, which is unchanged from March 31, 2016. Average base minimum rent per square foot for the portfolio increased by 0.4% when comparing March 31, 2017 to March 31, 2016. Comparable NOI decreased 0.7% for the portfolio in the first quarter of 2017 compared to the first quarter of 2016. The enclosed retail properties had a decrease in comparable NOI of 1.8%, which was driven primarily by a large real estate tax refund at our Westminster Mall in Westminster, California which we received in the first quarter of 2016, as well as the impact of tenant bankruptcies. The community center properties had comparable NOI growth of 2.9% in the first quarter of 2017 compared to the first quarter 2016.
The following table sets forth key operating statistics for the combined portfolio of properties or interests in properties:

	March 31, 2017	March 31, 2016	% Change
Ending occupancy (1)	92.7%	92.7%	—%
Average base minimum rent per square foot (2)	$21.47	$21.39	0.4%

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

Current Leasing Activities
During the quarter ended March 31, 2017, we signed new leases and renewal leases with terms in excess of a year (excluding enclosed retail property anchors, majors, offices, and in-line spaces in excess of 10,000 square feet) across the portfolio, comprising approximately 945,200 square feet. The average annual initial base minimum rent for new leases was $27.55 per square foot ("psf") and for renewed leases was $23.56 psf. For these leases, the average for tenant allowances was $35.23 psf for new leases and $2.17 psf for renewals. During the quarter ended March 31, 2016, we signed new leases and renewal leases with terms in excess of a year (excluding enclosed retail property anchors, majors, offices, and in-line spaces in excess of 10,000 square feet) across the portfolio, comprising approximately 762,900 square feet. The average annual initial base minimum rent for new leases was $22.15 psf and for renewed leases was $29.88 psf. For these leases, the average for tenant allowances was $34.09 psf for new leases and $7.88 psf for renewals.
Results of Operations
Activities Affecting Results
The following acquisitions and dispositions affected our results in the comparative periods:
•On February 21, 2017, we completed the sale of Gulf View Square, located in Port Richey, Florida, and River Oaks Center, located in Chicago, Illinois.
•On January 10, 2017, we completed the sale of Virginia Center Commons, located in Glen Allen, Virginia.
•On December 29, 2016, we transitioned River Valley Mall, located in Lancaster, Ohio, to the lender.
•On November 10, 2016, we completed the sale of Richmond Town Square, located in Cleveland, Ohio.
•On August 19, 2016, we completed the sale of Knoxville Center, located in Knoxville, Tennessee.
•On June 9, 2016, we transitioned Merritt Square Mall, located in Merritt Island, Florida, to the lender.
•On April 28, 2016, we transitioned Chesapeake Square, located in Chesapeake, Virginia, to the lender.
•On January 29, 2016, we completed the sale of Forest Mall, located in Fond Du Lac, Wisconsin, and Northlake Mall, located in Atlanta, Georgia.
For the purposes of the following comparisons, the transactions listed above are referred to as the "Property Transactions," and "comparable properties" refers to the remaining properties we owned and operated throughout both of the periods under comparison.
Three Months Ended March 31, 2017 vs. Three Months Ended March 31, 2016
Minimum rents decreased $6.0 million primarily due to a $9.0 million decrease from the Property Transactions offset by a $3.0 million net increase attributable to the comparable properties. Tenant reimbursements decreased $1.2 million due to a $3.4 million decrease attributable to the Property Transactions offset by a $2.2 million increase attributable to the comparable properties.
Property operating expenses decreased $6.7 million, of which $3.9 million was attributable to the Property Transactions and $2.8 million was attributable to the comparable properties, primarily related to a reduction in management fee expense related to the termination of certain transition service agreements with Simon Property Group, Inc. related to the 2014 spin-off. Depreciation and amortization decreased $3.9 million, primarily due to a $5.4 million decrease attributable to the Property Transactions offset by a $1.5 million increase attributable to the comparable properties, which was primarily due to development assets placed into service. Real estate taxes increased $1.5 million, primarily due to a $1.6 million decrease attributable to the Property Transactions, offset by a $3.1 million increase attributable to the comparable properties, which was primarily due to a real estate tax refund received at Westminster Mall during 2016 that did not occur in 2017. General and administrative expenses decreased $2.0 million, primarily due to a reduction in legal and consulting fees. The $8.5 million impairment loss recorded in 2017 related to the write down of a community center asset, as described in further detail under "Impairment."
Interest expense, net, decreased $4.9 million, of which $2.7 million was attributable to the Property Transactions and $2.5 million was attributable to swap ineffectiveness in the first quarter of 2016. Offsetting these decreases were increases of $0.3 million, primarily attributable to increased borrowings on the Revolver (as defined in "Liquidity and Capital Resources") over the comparable period.
Income and other taxes increased $1.0 million, which was attributable to a nonrecurring state use tax that was incurred in 2017.

Gain (loss) on disposition of interests in properties, net for 2017 was attributable to the sales of Gulf View Square, River Oaks Center, and Virginia Center Commons. The 2016 net loss was attributable to the sales of Forest Mall and Northlake Mall.
For WPG Inc., net income attributable to noncontrolling interests primarily relates to the allocation of income to third parties based on their respective weighted average ownership interest in WPG L.P., which percentage remained consistent over the periods.
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
Because we own primarily long-lived income-producing assets, our financing strategy relies on long-term fixed rate mortgage debt as well as floating rate debt (including unsecured financing such as the Revolver, as defined below, and our term loans). At March 31, 2017, floating rate debt (excluding loans hedged to fixed interest rates) comprised 24.0% of our total consolidated debt. We will continue to monitor our borrowing mix to limit market risk. We derive most of our liquidity from leases that generate positive net cash flow from operations, the total of which was $71.4 million during the three months ended March 31, 2017.
Our balance of cash and cash equivalents increased $35.2 million during 2017 to $94.5 million as of March 31, 2017. The increase was primarily due to operating cash flow from properties, net distributions from our joint ventures, and the net proceeds from the disposition of properties, partially offset by net repayment of debt, dividend distributions, and capital expenditures. See "Cash Flows" below for more information.
On March 31, 2017, we had an aggregate available borrowing capacity of $606.7 million under the Revolver, net of outstanding borrowings of $293.0 million and $0.3 million reserved for outstanding letters of credit. The weighted average interest rate on the Revolver was 2.1% during the three months ended March 31, 2017.
The consolidated indebtedness of our business was approximately $3.5 billion as of March 31, 2017, or a decrease of approximately $21.8 million from December 31, 2016. The change in consolidated indebtedness from December 31, 2016 is described in greater detail under "Financing and Debt".
Outlook
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
Cash Flows
Our net cash flow from operating activities totaled $71.4 million during the three months ended March 31, 2017. During this period we also:

•	funded capital expenditures of $25.0 million;

•	funded net amounts of restricted cash reserves held for future capital expenditures of $0.6 million;

•	received net proceeds from the disposition of properties of $62.9 million;

•	funded investments in unconsolidated entities of $36.4 million;

•	received distributions of capital from unconsolidated entities of $52.5 million;

•	funded the net repayment of debt of $23.8 million; and

•	funded distributions to common and preferred shareholders and unitholders of $59.0 million.

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
Financing and Debt
Mortgage Debt
Total mortgage indebtedness at March 31, 2017 and December 31, 2016 was as follows (in thousands):

	March 31, 2017	December 31, 2016
Face amount of mortgage loans	$1,603,806	$1,610,429
Fair value adjustments, net	11,691	12,661
Debt issuance cost, net	(4,695)	(5,010)
Carrying value of mortgage loans	$1,610,802	$1,618,080
A roll forward of mortgage indebtedness from December 31, 2016 to March 31, 2017 is summarized as follows (in thousands):

Balance at December 31, 2016	$1,618,080
Debt amortization payments	(6,623)
Amortization of fair value and other adjustments	(970)
Amortization of debt issuance costs	315
Balance at March 31, 2017	$1,610,802
Highly-levered Assets
We have identified three mortgage loans that have leverage levels in excess of our targeted leverage and have worked with, or have plans to work with, the special servicers on these non-recourse mortgages. We received notices of default on Mesa Mall in Grand Junction, Colorado and Southern Hills Mall in Sioux City, Iowa. Further, we have commenced discussions with special servicer regarding the loan secured by Valley Vista Mall, in Harlingen, Texas. See "Covenants" below for further discussion on these highly-levered assets. As of March 31, 2017, the mortgages on the highly-levered properties totaled $226.8 million and we expect to improve our leverage once all, or a portion of them, are transitioned to the lenders, with minimal impact to net cash flows.
Unsecured Debt
The Facility
On May 15, 2014, we closed on a senior unsecured revolving credit facility, or "Revolver," and a senior unsecured term loan, or "Term Loan" (collectively referred to as the "Facility"). The Revolver provides borrowings on a revolving basis up to $900.0 million, bears interest at one-month LIBOR plus 1.25%, and will initially mature on May 30, 2018, subject to two six-month extensions available at our option subject to compliance with the terms of the Facility and payment of a customary extension fee. The Term Loan provides borrowings in an aggregate principal amount up to $500.0 million, bears interest at one-month

LIBOR plus 1.45%. During the three months ended March 31, 2017, we extended the maturity of the Term Loan from May 30, 2017 to May 30, 2018. We have one, 12-month extension available at our option subject to compliance with the terms of the Facility and payment of a customary extension fee. On July 6, 2016, the Company executed interest rate swap agreements totaling $200.0 million, which effectively fixed the interest rate on a portion of the Term Loan at 2.04% through August 1, 2018. The interest rate on the Facility may vary in the future based on the Company's credit rating.
At March 31, 2017, borrowings under the Facility consisted of $293.0 million outstanding under the Revolver (before debt issuance costs, net of $1.5 million) and $499.7 million, net of $0.3 million of debt issuance costs, outstanding under the Term Loan. On March 31, 2017, we had an aggregate available borrowing capacity of $606.7 million under the Revolver, net of $0.3 million reserved for outstanding letters of credit. At March 31, 2017, the applicable interest rate on the Revolver was one-month LIBOR plus 1.25%, or 2.23%, and the applicable interest rate on the unhedged portion of the Term Loan was one-month LIBOR plus 1.45%, or 2.43%.
Term Loans
On December 10, 2015, the Company borrowed $340.0 million under a term loan (the "December 2015 Term Loan"), pursuant to a commitment received from bank lenders. The December 2015 Term Loan bears interest at one-month LIBOR plus 1.80% and will mature in January 2023. On December 11, 2015, the Company executed interest rate swap agreements totaling $340.0 million, which effectively fixed the interest rate on the December 2015 Term Loan at 3.51% through January 2023. The interest rate on the December 2015 Term Loan may vary in the future based on the Company's credit rating. As of March 31, 2017, the balance was $337.1 million, net of $2.9 million of debt issuance costs.
On June 4, 2015, the Company borrowed $500.0 million under a term loan (the "June 2015 Term Loan"), pursuant to a commitment received from bank lenders. The June 2015 Term Loan bears interest at one-month LIBOR plus 1.45% and will mature in March 2020. On June 19, 2015, the Company executed interest rate swap agreements totaling $500.0 million, with an effective date of July 6, 2015, which effectively fixed the interest rate on the June 2015 Term Loan at 2.56% through June 2018. The interest rate on the June 2015 Term Loan may vary in the future based on the Company's credit rating. As of March 31, 2017, the balance was $497.8 million, net of $2.2 million of debt issuance costs.
Notes Payable
On March 24, 2015, WPG L.P. closed on a private placement of $250.0 million of 3.850% senior unsecured notes (the "Notes Payable") at a 0.028% discount due April 1, 2020. WPG L.P. received net proceeds from the offering of $248.4 million, which it used to repay a portion of outstanding borrowings under the bridge loan dated as of September 16, 2014 (the "Bridge Loan"). The Notes Payable contain certain customary covenants and events of default which, if any such event of default occurs, would permit or require the principal, premium, if any, and accrued and unpaid interest on all of the then-outstanding Notes Payable to be declared immediately due and payable (subject in certain cases to customary grace and cure periods).
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
As of March 31, 2017, the balance outstanding under the Exchange Notes was $247.8 million, net of $2.2 million of debt discount and issuance costs.
Covenants
Our unsecured debt agreements contain financial and other covenants. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender including adjustments to the applicable interest rate. As of March 31, 2017, management believes the Company is in compliance with all covenants of its unsecured debt.
The total balance of mortgages was approximately $1.6 billion as of March 31, 2017. At March 31, 2017, certain of our consolidated subsidiaries were the borrowers under 30 non-recourse loans, one full-recourse loan and one partial-recourse loan secured by mortgages encumbering 36 properties, including two separate pools of cross-defaulted and cross-collateralized mortgages encumbering a total of six properties. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt instruments contain financial and other non-financial covenants which are specific to the properties which serve as collateral for that debt. Our existing non-recourse mortgage loans generally prohibit our subsidiaries that are borrowers thereunder from incurring additional indebtedness, subject to certain customary and limited exceptions. In addition, certain of these instruments limit the ability of the applicable borrower's parent entity from incurring mezzanine indebtedness unless certain conditions are satisfied, including compliance with maximum loan to value ratio and minimum debt service coverage ratio tests. Further, under certain of these existing agreements, if certain cash flow levels in respect of the applicable mortgaged property (as described in the applicable agreement) are not maintained for at least two consecutive quarters, the lender could accelerate the debt and enforce its right against its collateral. If the borrower fails to comply with these covenants, the lender could accelerate the debt and enforce its right against their collateral.
On March 30, 2017, the Company transferred the $40.0 million mortgage loan secured by Valle Vista Mall to the special servicer at the request of the borrower, a consolidated subsidiary of the Company. The borrower has initiated discussions with the special servicer regarding this non-recourse loan and is considering various options. The Company will continue to manage and lease the property.
On June 30, 2016, we received a notice, dated that same date, that the $87.3 million mortgage loan secured by Mesa Mall had been transferred to the special servicer due to the payment default that occurred when the borrower, a consolidated subsidiary of the Company, did not repay the loan in full by its June 1, 2016 maturity date.  The borrower has initiated discussions with the special servicer regarding this non-recourse loan and is considering various options including restructuring, extending and other options, including transitioning the property to the lender. On April 25, 2017, the Company completed a discounted payoff of the mortgage loan for $63.0 million and will retain ownership and management of the property. The Company will record a gain related to this repayment of approximately $21.0 million for the three and six months ended June 30, 2017.
On June 6, 2016, we received a notice of default letter, dated June 3, 2016, from the special servicer to the borrower of the $99.5 million mortgage loan secured by Southern Hills Mall.  The letter was sent because the borrower, a consolidated subsidiary of the Company, did not repay the loan in full by its June 1, 2016 maturity date.  On October 27, 2016, we received notification that a receiver had been appointed to manage and lease the property. An affiliate of the Company still holds title to the property.
At March 31, 2017, management believes the applicable borrowers under our other non-recourse mortgage loans were in compliance with all covenants where non-compliance could individually, or giving effect to applicable cross-default provisions in the aggregate, have a material adverse effect on our financial condition, results of operations or cash flows. The Company has assessed each of these properties for impairment indicators and have concluded no impairment charges were warranted as of March 31, 2017.
Summary of Financing
Our consolidated debt and the effective weighted average interest rates as of March 31, 2017 and December 31, 2016, consisted of the following (dollars in thousands):

	March 31, 2017	Weighted Average Interest Rate	December 31, 2016	Weighted Average Interest Rate
Fixed-rate debt, face amount	$2,642,706	4.23%	$2,649,329	4.23%
Variable-rate debt, face amount	844,100	2.44%	859,100	2.25%
Total face amount of debt	3,486,806	3.79%	3,508,429	3.75%
Note discount	(45)		(47)
Fair value adjustments, net	11,691		12,661
Debt issuance costs, net	(13,819)		(14,639)
Total carrying value of debt	$3,484,633		$3,506,404

Contractual Obligations
The following table summarizes the material aspects of the Company's future obligations for consolidated entities as of March 31, 2017, for the remainder of 2017 and for subsequent years thereafter assuming the obligations remain outstanding through maturities noted below (in thousands):

	2017	2018 - 2019	2020 - 2021	Thereafter	Total
Long term debt (1)	$339,625	$992,352	$1,120,033	$1,034,796	$3,486,806
Interest payments (2)	88,858	205,277	105,289	58,513	457,937
Distributions (3)	9,369	3,028	—	—	12,397
Ground rent (4)	2,637	7,084	7,080	119,556	136,357
Purchase/tenant obligations (5)	81,312	—	—	—	81,312
Total	$521,801	$1,207,741	$1,232,402	$1,212,865	$4,174,809

(1)
Represents principal maturities only and therefore excludes net fair value adjustments of $11,691, debt issuance costs of $(13,819) and bond discount of $(45) as of March 31, 2017. In addition, the principal maturities reflect any available extension options within the control of the Company.

(2)	Variable rate interest payments are estimated based on the LIBOR rate at March 31, 2017.

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
The following table summarizes the material aspects of the Company's proportionate share of future obligations for unconsolidated entities as of March 31, 2017, for the remainder of 2017 and for subsequent years thereafter assuming the obligations remain outstanding through maturities noted below (in thousands):

	2017	2018 - 2019	2020 - 2021	Thereafter	Total
Long term debt (1)	$1,324	$4,085	$43,609	$416,800	$465,818
Interest payments	14,601	37,753	34,518	59,682	146,554
Ground rent (2)	1,446	4,089	4,320	121,473	131,328
Purchase/tenant obligations (3)	8,018	—	—	—	8,018
Total	$25,389	$45,927	$82,447	$597,955	$751,718

(1)
Represents principal maturities only and therefore excludes net fair value adjustments of $7,381 and debt issuance costs of $(2,136) as of March 31, 2017. In addition, the principal maturities reflect any available extension options.

(2)	Represents minimum future lease payments due through the end of the initial lease term.

(3)	Includes amounts due under executed leases and commitments to vendors for development and other matters.
Off-Balance Sheet Arrangements
Off-balance sheet arrangements consist primarily of investments in joint ventures which are common in the real estate industry. Joint ventures typically fund their cash needs through secured debt financings obtained by and in the name of the joint venture entity. The joint venture debt is secured by a first mortgage, is without recourse to the joint venture partners, and does not represent a liability of the partners, except to the extent the partners or their affiliates expressly guarantee the joint venture debt. As of March 31, 2017, there were no guarantees of joint venture related mortgage indebtedness. In addition to obligations under mortgage indebtedness, our joint ventures have obligations under ground leases and purchase/tenant obligations. Our share of obligations under joint venture debt, ground leases and purchase/tenant obligations is quantified in the unconsolidated entities table within "Contractual Obligations" above. WPG may elect to fund cash needs of a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans, although such fundings are not required contractually or otherwise.

Equity Activity
Exchange Rights
Subject to the terms of the limited partnership agreement of WPG L.P., limited partners in WPG L.P. have, at their option, the right to exchange all or any portion of their units for shares of WPG Inc. common stock on a one‑for‑one basis or cash, as determined by WPG Inc. Therefore, the common units held by limited partners are considered by WPG Inc. to be share equivalents and classified as noncontrolling interests within permanent equity, and classified by WPG L.P. as permanent equity. The amount of cash to be paid if the exchange right is exercised and the cash option is selected will be based on the market value of WPG Inc.'s common stock as determined pursuant to the terms of the WPG L.P. Partnership Agreement. At March 31, 2017, WPG Inc. had reserved 35,127,735 shares of common stock for possible issuance upon the exchange of units held by limited partners.
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
The following is a summary by type of the awards that the Company issued during the three months ended March 31, 2017 under the Plan.
Annual Long-Term Incentive Awards
On February 21, 2017 (the "Adoption Date"), the Company approved the terms and conditions of the 2017 annual award ("2017 Annual Long-Term Incentive Awards") for certain executive officers and employees of the Company. Under the terms of the 2017 Annual Long-Term Incentive Awards program, each participant is provided the opportunity to receive (i) time-based RSUs and (ii) performance-based stock units ("PSUs"). RSUs represent a contingent right to receive one WPG Inc. common share for each vested RSU. During the three months ended March 31, 2017, the Company issued 358,198 time-based RSUs, with a grant date fair value of $3.4 million, which will vest in one-third installments on each of February 21, 2018, 2019, and 2020, subject to the participant's continued employment with the Company through each vesting date and the participant's continued compliance with certain applicable covenants. During the service period, dividend equivalents will be paid with respect to the RSUs corresponding to the amount of any dividends paid by the Company to the Company's common shareholders for the applicable dividend payment dates. Compensation expense is recognized on a straight-line basis over the three year vesting term. During the three months ended March 31, 2017, the Company issued 358,198 PSUs, at target, with a grant date fair value of $2.8 million. Actual PSUs earned may range from 0%-150% of the target PSUs, based on the Company's total shareholder return ("TSR") compared to a peer group based on companies with similar assets and revenue over a three-year performance period that commenced on the Adoption Date. During the performance period, dividend equivalents corresponding to the amount of any regular cash dividends paid by the Company to the Company’s common shareholders for the applicable dividend payment dates will accrue and be deemed reinvested in additional PSUs, which will be settled in common shares at the same time and only to the extent that the underlying PSU is earned and settled in common shares. Payout of the PSUs is also subject to the participant’s continued employment with the Company through the end of the performance period. The awards were valued through the use of a Monte Carlo model and the related compensation expense is recognized over the three year performance period.
During 2016, the Company approved the performance criteria and maximum dollar amount of the 2016 annual awards (the "2016 Annual Long-Term Incentive Awards"), that generally range from 30%-100% of annual base salary, for certain executive officers and employees of the Company. The number of awards was determined by converting the cash value of the award to a number of RSUs (the "Allocated RSUs") based on the closing price of WPG Inc.'s common shares for the final 15 trading days of 2016. Recipients were eligible to receive a percentage of the Allocated RSUs based on the Company's performance on its strategic goals detailed in the Company's 2016 cash bonus plan and the Company's relative TSR compared to a peer group based on companies with similar assets and revenue. Payout for 50% of the Allocated RSUs was based on the Company's performance on the strategic goals and the payout on the remaining 50% was based on the Company's TSR performance. Both the strategic goal component as well the TSR performance were achieved at target, resulting in a 100% payout. During the three months ended March 31, 2017, the Company awarded 324,237 of Allocated RSUs, with a grant date fair value of $2.2 million, related to the 2016 Annual Long-Term Incentive Awards, which will vest in one-third installments on each of February 21, 2018, 2019 and 2020.

During 2015, the Company approved the performance criteria and maximum dollar amount of the 2015 annual LTIP unit awards (the "2015 Annual Long-Term Incentive Awards"), that generally range from 30%-300% of annual base salary, for certain executive officers and employees of the Company. The number of awards was determined by converting the cash value of the award to a number of LTIP units (the "Allocated Units") based on the closing price of WPG Inc.'s common shares for the final 15 trading days of 2015. Eventual recipients were eligible to receive a percentage of the Allocated Units based on the Company's performance on its strategic goals detailed in the Company's 2015 cash bonus plan and the Company's relative TSR compared to the MSCI REIT Index. Payout for 40% of the Allocated Units was based on the Company's performance on the strategic goals and the payout on the remaining 60% was based on the Company's TSR performance. The strategic goal component was achieved in 2015; however, the TSR was below threshold performance, resulting in only a 40% payout for this annual LTIP award. During the three months ended March 31, 2016, the Company awarded 323,417 LTIP units related to the 2015 Annual Long-Term Incentive Awards, of which 108,118 vest in one-third installments on each of January 1, 2017, 2018 and 2019. The 94,106 LTIP units awarded to our former Executive Chairman fully vested on the grant date and the 121,193 LTIP units awarded to certain former executive officers fully vested on the applicable severance date during 2016 pursuant to the underlying severance arrangements.
Stock Options
During the three months ended March 31, 2017, no stock options were granted from the Plan to employees, 1,566 stock options were exercised by employees and 34,452 stock options were canceled, forfeited or expired. As of March 31, 2017, there were 941,558 stock options outstanding.
During the three months ended March 31, 2016, no stock options were granted from the Plan to employees, no stock options were exercised by employees and 1,000 stock options were canceled, forfeited or expired.
Share Award Related Compensation Expense
During the three months ended March 31, 2017 and 2016, the Company recorded share award related compensation expense pertaining to the award and option plans noted above of $1.5 million and $1.9 million (excluding the $1.2 million reversal of previously recorded stock compensation expense associated with the forfeiture of grants to former executives during the three months ended March 31, 2016), respectively, in general and administrative expense within the consolidated statements of operations and comprehensive income. In certain instances, employment agreements and stock compensation programs provide for accelerated vesting when executives are terminated without cause.
Distributions
During the three months ended March 31, 2017 and 2016, the Board declared common share/unit dividends of $0.25 per common share/unit.
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
On March 2, 2017, our O'Connor Joint Venture completed the acquisition of Pearlridge Uptown II (see "The O'Connor Joint Venture" section for further details).
Dispositions.    We pursue the disposition of properties that no longer meet our strategic criteria or interests in properties to generate proceeds for alternate business uses.
On February 21, 2017, we completed the sale of Gulf View Square and River Oaks Center to private real estate investors for an aggregate purchase price of $42 million, which was classified as real estate held for sale on the accompanying consolidated balance sheet as of December 31, 2016. The net proceeds from the transaction were used to reduce corporate debt.
On January 10, 2017, we completed the sale of Virginia Center Commons to a private real estate investor for a purchase price of $9 million, which was classified as real estate held for sale on the accompanying consolidated balance sheet as of December 31, 2016. The net proceeds from the transaction were used to reduce corporate debt.

In connection with the sales noted above, the Company recorded a $51,000 gain, which is included in gain (loss) on disposition of interests in properties, net in the accompanying consolidated statements of operations and comprehensive income for the three months ended March 31, 2017.
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
During the fourth quarter of 2016 we held our grand opening of our new approximately 400,000 square foot shopping center in the Houston metropolitan area, Fairfield Town Center. The investment to date on this project is $43.6 million. The total project budget for the phases that have been constructed thus far is $50 million before any available incentives with an expected yield of 7 - 9%. The project features retailers such as H-E-B, Academy Sports, Marshall's, Party City, Old Navy, and Ulta Cosmetics. In addition, a number of dining options are at the center such as Chipotle, PeiWei, Whataburger, and Zoe's Kitchen. The project's leasing momentum is strong with over 95% of the space leased and approximately 85% open as of March 31, 2017 with the remainder of the space expected to open by the middle of 2017.
At Northwoods Mall in Peoria, Illinois, we plan to redevelop the space from a former Macy’s store that closed in March 2016. We purchased the store from Macy’s in January 2017. We will redevelop the former department store to add entertainment, food and some additional in-line retailers. The redevelopment will be anchored by a 56,000 square foot Round 1 Entertainment, the first to the market. Round 1 will provide bowling entertainment as well as food and adult beverages. In addition to Round 1 we anticipate adding dining options and new retail stores. The expected investment in this redevelopment is approximately $16 million with an anticipated yield of 8% - 9%. We anticipate completion of this project in 2018.
At Classen Curve in Oklahoma City, Oklahoma, we plan to add new 28,000 - 32,000 square feet multi-tenant buildings to the open-air center to add new retailers to the fully leased center. The investment is expected to be between $10 - $13 million with openings in late 2017. The yield on this project is expected to be 10% to 12%.
At The Outlet Collection | Seattle, in Auburn, Washington, we plan to replace a Marshall’s store that vacated in the first quarter of 2017 with a new Dave & Buster’s which is expected to open in 2018. The investment in the anchor box replacement will be approximately $4.5 to $5.5 million and the yield is expected to be approximately 9% - 11%.
At Pearlridge Center in Aiea, Hawaii (“Pearlridge”), we have commenced a $33 million, 18-month renovation project. The project entails a refresh of the “Downtown” section of the center, including new tenants, an expanded and remodeled food court, new finishes and entrances. We also plan to add a new stand-alone 10,000 square foot Down To Earth natural foods-and-products store, a new Bank of Hawaii branch, and restaurant offerings including Pieology and Five Guys Burger and Fries. In addition, a new 9,100 square foot men’s apparel store is expected to open in the newly renovated Downtown. Architecturally, the contemporary design will reflect the history of the area and take advantage of the natural lighting. In 2016, Hawaii Pacific Health commenced construction of a state of the art cancer treatment center that will be completed in 2017. The funding for the development will be shared pro-rata with our joint venture partner, resulting in our share of the investment of approximately $17 million and the expected yield on the project is 6% - 8%. The redevelopment will come on line at various times beginning in late 2017 and throughout 2018.
At Scottsdale Quarter in Scottsdale, Arizona, our most recent redevelopment effort involves the final phase of the significant expansion of our initial development of the project. The first part of the expansion has been completed, comprising of the buildings on the north and south parcels with tenancy including American Girl and Design Within Reach, as well as luxury apartment homes and office space. The final component of the expansion will be comprised of approximately 300 new luxury apartment homes and 35,000 square feet of new street-level retail. In addition to the luxury apartment homes and street-level retail, the project will include a 10,000-square-foot indoor amenity complex and an outdoor, urban courtyard with pool and spa, roof-top terraces overlooking Scottsdale Quarter and the McDowell Mountains, and new onsite parking areas. Construction is expected to start in 2017 with tenants beginning to open in 2018.

Capital Expenditures
The following table summarizes total consolidated capital expenditures on a cash basis for the three months ended March 31, 2017 (in thousands):

New developments	$2,100
Redevelopments and expansions	10,815
Tenant allowances	4,670
Operational capital expenditures	4,320
Total (1)	$21,905
(1) Excludes capitalized interest, wages and real estate taxes, as well as expenditures for certain equipment and fixtures, commissions and project costs, which are included in capital expenditures, net on the consolidated statement of cash flows.
Forward-Looking Statements
Certain statements made in this section or elsewhere in this report may be deemed "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained, and it is possible that our actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks and uncertainties. Such factors include, but are not limited to: changes in asset quality and credit risk; ability to sustain revenue and earnings growth; changes in political, economic or market conditions generally and the real estate and capital markets specifically; the impact of increased competition; the availability of capital and financing; tenant or joint venture partner(s) bankruptcies; the failure to increase enclosed retail store occupancy and same-store operating income; risks associated with acquisitions, dispositions, development, expansion, leasing and management of properties; changes in market rental rates; trends in the retail industry; relationships with anchor tenants; risks relating to joint venture properties; costs of common area maintenance; competitive market forces; the level and volatility of interest rates; the rate of revenue increases as compared to expense increases; the financial stability of tenants within the retail industry; the restrictions in current financing arrangements or the failure to comply with such arrangements; the liquidity of real estate investments; the impact of changes to tax legislation and our tax positions; failure to qualify as a real estate investment trust; the failure to refinance debt at favorable terms and conditions; loss of key personnel; material changes in the dividend rates on securities or the ability to pay dividends on common shares or other securities; possible restrictions on the ability to operate or dispose of any partially-owned properties; the failure to achieve earnings/funds from operations targets or estimates; the failure to achieve projected returns or yields on development and investment properties (including joint ventures); expected gains on debt extinguishment; changes in generally accepted accounting principles or interpretations thereof; terrorist activities and international hostilities; the unfavorable resolution of legal or regulatory proceedings; the impact of future acquisitions and divestitures; assets that may be subject to impairment charges; and significant costs related to environmental issues. We discussed these and other risks and uncertainties under Part I, "Item 1A. Risk Factors" in the combined Annual Report on Form 10-K for WPG Inc. and WPG L.P. for the year ended December 31, 2016. We undertake no duty or obligation to update or revise these forward-looking statements, whether as a result of new information, future developments, or otherwise.
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
The following schedule reconciles total FFO to net income for the three months ended March 31, 2017 and 2016 (in thousands, except share/unit amounts):

	For the Three Months Ended March 31,
	2017	2016
Net income	$14,624	$13,681
Less: Preferred dividends and distributions on preferred operating partnership units	(3,568)	(3,568)
Adjustments to Arrive at FFO:
Real estate depreciation and amortization, including joint venture impact	74,521	79,412
Impairment loss, including (gain) loss on the sale of interests in properties and other	8,458	2,209
Net loss attributable to noncontrolling interest holders in properties	—	6
Noncontrolling interests portion of depreciation and amortization	—	(39)
FFO of the Operating Partnership (1)	94,035	91,701
FFO allocable to limited partners	14,834	14,282
FFO allocable to common shareholders/unitholders	$79,201	$77,419

Diluted earnings per share/unit	$0.05	$0.05
Adjustments to arrive at FFO per share/unit:
Depreciation and amortization from consolidated properties and our share of real estate depreciation and amortization from unconsolidated properties	0.33	0.36
Impairment loss, including (gain) loss on the sale of interests in properties and other	0.04	0.01
Diluted FFO per share/unit	$0.42	$0.42

Weighted average shares outstanding - basic	186,278,173	185,436,932
Weighted average limited partnership units outstanding	34,986,704	34,304,835
Weighted average additional dilutive securities outstanding	525,629	657,575
Weighted average shares/units outstanding - diluted	221,790,506	220,399,342

(1)
FFO of the operating partnership increased by $2.3 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. This increase can primarily be attributable to a $2.0 million decrease in general and administrative expenses, primarily due to a reduction in legal and consulting fees.

We deem NOI and comparable NOI to be important measures for investors and management to use in assessing our operating performance, as these measures enable us to present the core operating results from our portfolio, excluding certain non-cash, corporate-level and nonrecurring items. Specifically, we exclude from operating income the following items in our calculations of comparable NOI:

•	straight-line rents and fair value rent amortization;

•	management fee allocation to promote comparability across periods; and

•	termination income, out-parcel sales and insurance proceeds, which are deemed to be outside of normal operating results.
The following schedule reconciles comparable NOI to operating income and presents comparable NOI percent change for the three months ended March 31, 2017 and 2016 (in thousands):

	For the Three Months Ended March 31,
	2017	2016
Operating income	$49,531	$55,378

Depreciation and amortization	67,511	71,403
General and administrative	8,828	10,804
Impairment loss	8,509	—
Fee income	(1,582)	(1,448)
Management fee allocation	476	3,610
Pro-rata share of unconsolidated joint ventures in comp NOI	11,893	11,164
Property allocated corporate expense	3,337	3,365
Non-comparable properties and other (1)	(3,577)	(2,364)
NOI from sold properties	(1,530)	(8,710)
Termination income and outparcel sales	(1,109)	(980)
Straight-line rents	(454)	246
Ground lease adjustments for straight-line and fair market value	5	(5)
Fair market value and inducement adjustments to base rents	(2,200)	(1,857)

Comparable NOI	$139,638	$140,606
Comparable NOI percentage change	(0.7)%

(1)
Represents an adjustment to remove the NOI amounts from properties not owned and operated in all periods presented, certain non-recurring expenses, as well as insurance proceeds received in the periods presented. Furthermore, Southern Hills Mall is removed as the management and leasing of the property was transferred to the receiver during the fourth quarter of 2016, although legal title to the property is still held by an affiliate of the Company.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk from changes in interest rates, primarily LIBOR. We seek to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs by closely monitoring our variable rate debt and converting such debt to fixed rates when we deem such conversion advantageous. From time to time, we may enter into interest rate swap agreements or other interest rate hedging contracts. While these agreements are intended to lessen the impact of rising interest rates, they also expose us to the risks that the other parties to the agreements will not perform, we could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly effective cash flow hedges under GAAP guidance. As of March 31, 2017, $837.1 million (net of $7.0 million in debt issuance costs) of our aggregate indebtedness (24.0% of total indebtedness) was subject to variable interest rates, excluding amounts outstanding under variable rate loans that have been hedged to fixed interest rates.
If LIBOR rates of interest on our variable rate debt fluctuated, our future earnings and cash flows would be impacted, depending upon the current LIBOR rates and the existence of any derivative contracts current in effect.  Based upon our variable rate debt balance as of March 31, 2017, a 50 basis point increase in LIBOR rates would result in a decrease in earnings and cash flow of $4.7 million annually and a 50 basis point decrease in LIBOR rates would result in an increase in earnings and cash flow of $4.2 million annually.  This assumes that the amount outstanding under our variable rate debt remains at $837.1 million, the balance as of March 31, 2017.

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
Changes in Internal Control Over Financial Reporting.  There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Changes in Internal Control Over Financial Reporting.  There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In addition to the other information set forth in this Quarterly Report on Form 10-Q, the reader should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the combined Annual Report on Form 10-K for WPG Inc. and WPG L.P. for the year ended December 31, 2016 (the “2016 Form 10-K”). There have been no material changes in the Company's risk factors from those disclosed in Part I, Item 1A, of the 2016 Form 10-K.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3.    Defaults Upon Senior Securities
Not applicable.

Item 4.	Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Not applicable.

Item 6.    Exhibits

Exhibit Number	Exhibit Descriptions
10.50*+	First Amendment to the Amended and Restated Employment Agreement between Washington Prime Group Inc. and Robert P. Demchak, dated February 21, 2017.
10.51*+	Form Employee Restricted Stock Unit Award Agreement.
10.52*+	Form Employee Restricted Stock Unit Award Agreement (Employee with Severance Agreement).
10.53*+	Form Employee Restricted Stock Unit Award Agreement (Employee with Employment Agreement).
10.54*+	Form Employee Performance Share Unit Award Agreement (Employee with Employment Agreement).
10.55*+	Form Employee Performance Share Unit Award Agreement (Employee without Employment Agreement).
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

Date:	April 27, 2017	By:	/s/ Mark E. Yale
Mark E. Yale Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	April 27, 2017	By:	/s/ Melissa A. Indest
Melissa A. Indest Chief Accounting Officer and Senior Vice President, Finance (Principal Accounting Officer)