Form 10-Q
period 2017-06-30
WASHINGTON PRIME GROUP INC.; Washington Prime Group, L.P.
filed 2017-07-27
CIK 1594686, 1610911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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
As of July 26, 2017, Washington Prime Group Inc. had 185,764,506 shares of common stock outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarter ended June 30, 2017 of Washington Prime Group Inc. and Washington Prime Group, L.P. Unless stated otherwise or the context requires otherwise, references to "WPG Inc." mean Washington Prime Group Inc., an Indiana corporation, and references to "WPG L.P." mean Washington Prime Group, L.P., an Indiana limited partnership, and its consolidated subsidiaries, in cases where it is important to distinguish between WPG Inc. and WPG L.P. We use the terms "WPG," the "Company,” “we,” "us," and “our” to refer to WPG Inc., WPG L.P., and entities in which WPG Inc. or WPG L.P. (or any affiliate) has a material interest on a consolidated basis, unless the context indicates otherwise.

WPG Inc. operates as a self-managed and self-administered real estate investment trust (“REIT”). WPG Inc. owns properties and conducts operations through WPG L.P., of which WPG Inc. is the sole general partner and of which it held approximately 84.3% of the partnership interests (“OP units”) at June 30, 2017. The remaining OP units are owned by various limited partners. As the sole general partner of WPG L.P., WPG Inc. has the exclusive and complete responsibility for WPG L.P.’s day-to-day management and control. Management operates WPG Inc. and WPG L.P. as one enterprise. The management of WPG Inc. consists of the same persons who direct the management of WPG L.P. As general partner with control of WPG L.P., WPG Inc. consolidates WPG L.P. for financial reporting purposes, and WPG Inc. does not have significant assets other than its investment in WPG L.P. Therefore, the assets and liabilities of WPG Inc. and WPG L.P. are substantially the same on their respective consolidated financial statements and the disclosures of WPG Inc. and WPG L.P. also are substantially similar.
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

WASHINGTON PRIME GROUP INC. AND WASHINGTON PRIME GROUP, L.P.
FORM 10-Q

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements
Washington Prime Group Inc.
Unaudited Consolidated Balance Sheets
(dollars in thousands, except share and par value amounts)

	June 30, 2017	December 31, 2016
ASSETS:
Investment properties at cost	$5,870,510	$6,294,628
Less: accumulated depreciation	2,095,958	2,122,572
	3,774,552	4,172,056
Cash and cash equivalents	76,759	59,353
Tenant receivables and accrued revenue, net	92,767	99,967
Real estate assets held-for-sale	—	50,642
Investment in and advances to unconsolidated entities, at equity	458,203	458,892
Deferred costs and other assets	216,519	266,556
Total assets	$4,618,800	$5,107,466
LIABILITIES:
Mortgage notes payable	$1,417,526	$1,618,080
Notes payable	248,000	247,637
Unsecured term loans	1,334,997	1,334,522
Revolving credit facility	—	306,165
Accounts payable, accrued expenses, intangibles, and deferred revenues	268,673	309,178
Distributions payable	2,992	2,992
Cash distributions and losses in unconsolidated entities, at equity	15,421	15,421
Total liabilities	3,287,609	3,833,995
Redeemable noncontrolling interests	3,265	10,660
EQUITY:
Stockholders' Equity:
Series H Cumulative Redeemable Preferred Stock, $0.0001 par value, 4,000,000 shares issued and outstanding as of June 30, 2017 and December 31, 2016	104,251	104,251
Series I Cumulative Redeemable Preferred Stock, $0.0001 par value, 3,800,000 shares issued and outstanding as of June 30, 2017 and December 31, 2016	98,325	98,325
Common stock, $0.0001 par value, 350,000,000 shares authorized; 185,764,506 issued and outstanding as of June 30, 2017 and 300,000,000 shares authorized; 185,427,411 issued and outstanding as of December 31, 2016	19	19
Capital in excess of par value	1,238,070	1,232,638
Accumulated deficit	(295,310)	(346,706)
Accumulated other comprehensive income	5,157	4,916
Total stockholders' equity	1,150,512	1,093,443
Noncontrolling interests	177,414	169,368
Total equity	1,327,926	1,262,811
Total liabilities, redeemable noncontrolling interests and equity	$4,618,800	$5,107,466

The accompanying notes are an integral part of these statements.

Washington Prime Group Inc.
Unaudited Consolidated Statements of Operations and Comprehensive Income
(dollars in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
REVENUE:
Minimum rent	$129,433	$141,257	$266,549	$284,362
Overage rent	1,299	1,911	4,131	5,368
Tenant reimbursements	52,121	59,410	108,911	117,366
Other income	6,318	3,160	11,974	8,673
Total revenues	189,171	205,738	391,565	415,769
EXPENSES:
Property operating	35,164	39,525	72,408	83,459
Depreciation and amortization	66,620	69,232	134,131	140,635
Real estate taxes	23,253	26,397	49,260	50,888
Advertising and promotion	2,275	2,597	4,427	4,829
Provision for credit losses	1,903	1,763	3,484	2,495
General and administrative	9,091	9,432	17,919	20,236
Merger, restructuring and transaction costs	—	29,914	—	29,914
Ground rent	996	1,043	2,027	2,100
Impairment loss	—	—	8,509	—
Total operating expenses	139,302	179,903	292,165	334,556
OPERATING INCOME	49,869	25,835	99,400	81,213
Interest expense, net	(31,281)	(34,466)	(63,769)	(71,814)
Gain on extinguishment of debt, net	21,221	34,078	21,221	34,078
Income and other taxes	(522)	(114)	(2,548)	(1,093)
Loss from unconsolidated entities, net	(172)	(508)	(616)	(1,669)
INCOME BEFORE GAIN (LOSS) ON DISPOSITION OF INTERESTS IN PROPERTIES, NET	39,115	24,825	53,688	40,715
Gain (loss) on disposition of interests in properties, net	125,385	(88)	125,436	(2,297)
NET INCOME	164,500	24,737	179,124	38,418
Net income attributable to noncontrolling interests	25,525	3,422	27,339	5,081
NET INCOME ATTRIBUTABLE TO THE COMPANY	138,975	21,315	151,785	33,337
Less: Preferred share dividends	(3,508)	(3,508)	(7,016)	(7,016)
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$135,467	$17,807	$144,769	$26,321

EARNINGS PER COMMON SHARE, BASIC	$0.73	$0.10	$0.78	$0.14

EARNINGS PER COMMON SHARE, DILUTED	$0.72	$0.10	$0.77	$0.14

COMPREHENSIVE INCOME:
Net income	$164,500	$24,737	$179,124	$38,418
Unrealized (loss) income on interest rate derivative instruments	(2,050)	(5,581)	299	(19,047)
Comprehensive income	162,450	19,156	179,423	19,371
Comprehensive income attributable to noncontrolling interests	25,206	2,532	27,397	2,045
Comprehensive income attributable to common shareholders	$137,244	$16,624	$152,026	$17,326

The accompanying notes are an integral part of these statements.

Washington Prime Group Inc.
Unaudited Consolidated Statements of Cash Flows
(dollars in thousands)

	For the Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$179,124	$38,418
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including fair value rent, fair value debt, deferred financing costs and equity-based compensation	132,884	148,475
Gain on extinguishment of debt, net	(21,221)	(34,078)
(Gain) loss on disposition of interests in properties and outparcels, net	(125,710)	2,297
Impairment loss	8,509	—
Provision for credit losses	3,484	2,495
Loss from unconsolidated entities, net	616	1,669
Distributions of income from unconsolidated entities	161	126
Changes in assets and liabilities:
Tenant receivables and accrued revenue, net	2,628	5,894
Deferred costs and other assets	(18,453)	(9,839)
Accounts payable, accrued expenses, deferred revenues and other liabilities	(7,326)	(24,516)
Net cash provided by operating activities	154,696	130,941
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net	(70,967)	(70,975)
Restricted cash reserves for future capital expenditures, net	(2,018)	(888)
Net proceeds from disposition of interests in properties and outparcels	209,180	13,420
Investments in unconsolidated entities	(36,747)	(7,492)
Distributions of capital from unconsolidated entities	56,962	24,815
Net cash provided by (used in) investing activities	156,410	(41,120)
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to noncontrolling interest holders in properties	(23)	—
Redemption of limited partner units	(12)	(5)
Change in lender-required restricted cash reserves on mortgage loans	—	(1,863)
Net proceeds from issuance of common shares, including common stock plans	13	24
Purchase of redeemable noncontrolling interest	(6,830)	—
Distributions on common and preferred shares/units	(118,073)	(117,471)
Proceeds from issuance of debt, net of transaction costs	368,199	119,591
Repayments of debt	(536,974)	(142,905)
Net cash used in financing activities	(293,700)	(142,629)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	17,406	(52,808)
CASH AND CASH EQUIVALENTS, beginning of period	59,353	116,253
CASH AND CASH EQUIVALENTS, end of period	$76,759	$63,445

The accompanying notes are an integral part of these statements.

Washington Prime Group Inc.
Unaudited Consolidated Statement of Equity
(dollars in thousands, except per share/unit amounts)

	Preferred Series H	Preferred Series I	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity	Non- Controlling Interests	Total Equity	Redeemable Non-Controlling Interests
Balance, December 31, 2016	$104,251	$98,325	$19	$1,232,638	$(346,706)	$4,916	$1,093,443	$169,368	$1,262,811	$10,660
Exercise of stock options	—	—	—	13	—	—	13	—	13	—
Redemption of limited partner units	—	—	—	—	—	—	—	(12)	(12)	—
Exchange of limited partner units	—	—	—	2,463	—	—	2,463	(2,463)	—	—
Other	—	—	—	(73)	—	—	(73)	—	(73)	—
Equity-based compensation	—	—	—	2,631	—	—	2,631	664	3,295	—
Adjustments to noncontrolling interests	—	—	—	(167)	—	—	(167)	167	—	—
Purchase of redeemable noncontrolling interest	—	—	—	565	—	—	565	—	565	(7,395)
Distributions on common shares/units ($0.50 per common share/unit)	—	—	—	—	(93,373)	—	(93,373)	(17,587)	(110,960)	—
Distributions declared on preferred shares	—	—	—	—	(7,016)	—	(7,016)	—	(7,016)	—
Other comprehensive income	—	—	—	—	—	241	241	58	299	—
Net income, excluding $120 of distributions to preferred unitholders	—	—	—	—	151,785	—	151,785	27,219	179,004	—
Balance, June 30, 2017	$104,251	$98,325	$19	$1,238,070	$(295,310)	$5,157	$1,150,512	$177,414	$1,327,926	$3,265

The accompanying notes are an integral part of this statement.

Washington Prime Group, L.P.
Unaudited Consolidated Balance Sheets
(dollars in thousands, except unit amounts)

	June 30, 2017	December 31, 2016
ASSETS:
Investment properties at cost	$5,870,510	$6,294,628
Less: accumulated depreciation	2,095,958	2,122,572
	3,774,552	4,172,056
Cash and cash equivalents	76,759	59,353
Tenant receivables and accrued revenue, net	92,767	99,967
Real estate assets held-for-sale	—	50,642
Investment in and advances to unconsolidated entities, at equity	458,203	458,892
Deferred costs and other assets	216,519	266,556
Total assets	$4,618,800	$5,107,466
LIABILITIES:
Mortgage notes payable	$1,417,526	$1,618,080
Notes payable	248,000	247,637
Unsecured term loans	1,334,997	1,334,522
Revolving credit facility	—	306,165
Accounts payable, accrued expenses, intangibles, and deferred revenues	268,673	309,178
Distributions payable	2,992	2,992
Cash distributions and losses in unconsolidated entities, at equity	15,421	15,421
Total liabilities	3,287,609	3,833,995
Redeemable noncontrolling interests	3,265	10,660
EQUITY:
Partners' Equity:
General partner
Preferred equity, 7,800,000 units issued and outstanding as of June 30, 2017 and December 31, 2016	202,576	202,576
Common equity, 185,764,506 and 185,427,411 units issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	947,936	890,867
Total general partners' equity	1,150,512	1,093,443
Limited partners, 34,811,858 and 35,127,735 units issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	176,333	168,264
Total partners' equity	1,326,845	1,261,707
Noncontrolling interests	1,081	1,104
Total equity	1,327,926	1,262,811
Total liabilities, redeemable noncontrolling interests and equity	$4,618,800	$5,107,466

The accompanying notes are an integral part of these statements.

Washington Prime Group, L.P.
Unaudited Consolidated Statements of Operations and Comprehensive Income
(dollars in thousands, except per unit amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
REVENUE:
Minimum rent	$129,433	$141,257	$266,549	$284,362
Overage rent	1,299	1,911	4,131	5,368
Tenant reimbursements	52,121	59,410	108,911	117,366
Other income	6,318	3,160	11,974	8,673
Total revenues	189,171	205,738	391,565	415,769
EXPENSES:
Property operating	35,164	39,525	72,408	83,459
Depreciation and amortization	66,620	69,232	134,131	140,635
Real estate taxes	23,253	26,397	49,260	50,888
Advertising and promotion	2,275	2,597	4,427	4,829
Provision for credit losses	1,903	1,763	3,484	2,495
General and administrative	9,091	9,432	17,919	20,236
Merger, restructuring and transaction costs	—	29,914	—	29,914
Ground rent	996	1,043	2,027	2,100
Impairment loss	—	—	8,509	—
Total operating expenses	139,302	179,903	292,165	334,556
OPERATING INCOME	49,869	25,835	99,400	81,213
Interest expense, net	(31,281)	(34,466)	(63,769)	(71,814)
Gain on extinguishment of debt, net	21,221	34,078	21,221	34,078
Income and other taxes	(522)	(114)	(2,548)	(1,093)
Loss from unconsolidated entities, net	(172)	(508)	(616)	(1,669)
INCOME BEFORE GAIN (LOSS) ON DISPOSITION OF INTERESTS IN PROPERTIES, NET	39,115	24,825	53,688	40,715
Gain (loss) on disposition of interests in properties, net	125,385	(88)	125,436	(2,297)
NET INCOME	164,500	24,737	179,124	38,418
Net loss attributable to noncontrolling interests	—	(8)	—	(14)
NET INCOME ATTRIBUTABLE TO UNITHOLDERS	164,500	24,745	179,124	38,432
Less: Preferred unit distributions	(3,568)	(3,568)	(7,136)	(7,136)
NET INCOME ATTRIBUTABLE TO COMMON UNITHOLDERS	$160,932	$21,177	$171,988	$31,296

NET INCOME ATTRIBUTABLE TO COMMON UNITHOLDERS:
General partner	$135,467	$17,807	$144,769	$26,321
Limited partners	25,465	3,370	27,219	4,975
Net income attributable to common unitholders	$160,932	$21,177	$171,988	$31,296

EARNINGS PER COMMON UNIT, BASIC	$0.73	$0.10	$0.78	$0.14

EARNINGS PER COMMON UNIT, DILUTED	$0.72	$0.10	$0.77	$0.14

COMPREHENSIVE INCOME:
Net income	$164,500	$24,737	$179,124	$38,418
Unrealized (loss) income on interest rate derivative instruments	(2,050)	(5,581)	299	(19,047)
Comprehensive income	162,450	19,156	179,423	19,371
Comprehensive loss attributable to noncontrolling interests	—	(8)	—	(14)
Comprehensive income attributable to unitholders	$162,450	$19,164	$179,423	$19,385

The accompanying notes are an integral part of these statements.

Washington Prime Group, L.P.
Unaudited Consolidated Statements of Cash Flows
(dollars in thousands)

	For the Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$179,124	$38,418
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including fair value rent, fair value debt, deferred financing costs and equity-based compensation	132,884	148,475
Gain on extinguishment of debt, net	(21,221)	(34,078)
(Gain) loss on disposition of interests in properties and outparcels, net	(125,710)	2,297
Impairment loss	8,509	—
Provision for credit losses	3,484	2,495
Loss from unconsolidated entities, net	616	1,669
Distributions of income from unconsolidated entities	161	126
Changes in assets and liabilities:
Tenant receivables and accrued revenue, net	2,628	5,894
Deferred costs and other assets	(18,453)	(9,839)
Accounts payable, accrued expenses, deferred revenues and other liabilities	(7,326)	(24,516)
Net cash provided by operating activities	154,696	130,941
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net	(70,967)	(70,975)
Restricted cash reserves for future capital expenditures, net	(2,018)	(888)
Net proceeds from disposition of interests in properties and outparcels	209,180	13,420
Investments in unconsolidated entities	(36,747)	(7,492)
Distributions of capital from unconsolidated entities	56,962	24,815
Net cash provided by (used in) investing activities	156,410	(41,120)
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to noncontrolling interest holders in properties	(23)	—
Redemption of limited partner units	(12)	(5)
Change in lender-required restricted cash reserves on mortgage loans	—	(1,863)
Net proceeds from issuance of common units, including equity-based compensation plans	13	24
Purchase of redeemable noncontrolling interest	(6,830)	—
Distributions to unitholders, net	(118,073)	(117,471)
Proceeds from issuance of debt, net of transaction costs	368,199	119,591
Repayments of debt	(536,974)	(142,905)
Net cash used in financing activities	(293,700)	(142,629)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	17,406	(52,808)
CASH AND CASH EQUIVALENTS, beginning of period	59,353	116,253
CASH AND CASH EQUIVALENTS, end of period	$76,759	$63,445

The accompanying notes are an integral part of these statements.

Washington Prime Group, L.P.
Unaudited Consolidated Statement of Equity
(dollars in thousands, except per unit amounts)

	General Partner
	Preferred	Common	Total	Limited Partners	Total Partners' Equity	Non- Controlling Interests	Total Equity	Redeemable Non-Controlling Interests
Balance, December 31, 2016	$202,576	$890,867	$1,093,443	$168,264	$1,261,707	$1,104	$1,262,811	$10,660
Exercise of stock options	—	13	13	—	13	—	13	—
Redemption of limited partner units	—	—	—	(12)	(12)	—	(12)	—
Limited partner units exchanged to common units	—	2,463	2,463	(2,463)	—	—	—	—
Other	—	(73)	(73)	—	(73)	—	(73)	—
Equity-based compensation	—	2,631	2,631	664	3,295	—	3,295	—
Adjustments to limited partners' interests	—	(167)	(167)	167	—	—	—	—
Purchase of redeemable noncontrolling interest	—	565	565	—	565	—	565	(7,395)
Distributions on common units ($0.50 per common unit)	—	(93,373)	(93,373)	(17,564)	(110,937)	(23)	(110,960)	—
Distributions declared on preferred units	(7,016)	—	(7,016)	—	(7,016)	—	(7,016)	(120)
Other comprehensive income	—	241	241	58	299	—	299	—
Net income	7,016	144,769	151,785	27,219	179,004	—	179,004	120
Balance, June 30, 2017	$202,576	$947,936	$1,150,512	$176,333	$1,326,845	$1,081	$1,327,926	$3,265

The accompanying notes are an integral part of this statement.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

1.	Organization
Washington Prime Group Inc. (“WPG Inc.”) is an Indiana corporation that operates as a fully integrated, self‑administered and self‑managed real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended (the "Code"). REITs will generally not be liable for federal corporate income taxes as long as they continue to distribute not less than 100% of their taxable income and satisfy certain other requirements. Washington Prime Group, L.P. (“WPG L.P.”) is WPG Inc.'s majority‑owned limited partnership subsidiary that owns, develops and manages, through its affiliates, all of WPG Inc.'s real estate properties and other assets. WPG Inc. is the sole general partner of WPG L.P. As of June 30, 2017, our assets consisted of material interests in 110 shopping centers in the United States, consisting of community shopping centers and enclosed retail properties, comprised of approximately 60 million square feet of gross leasable area.
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
Leadership Transition
2016 Activity
On June 20, 2016, the Company announced the following leadership changes: (1) the resignation of Mr. Michael P. Glimcher as the Company’s Chief Executive Officer and Vice Chairman of the Board; (2) the appointment of Mr. Louis G. Conforti, a current Board member, as Interim Chief Executive Officer; (3) the resignation of Mr. Mark S. Ordan as non-executive Chairman of the Board; and (4) the resignation of Mr. Niles C. Overly from the Board. In July of 2016, the Company terminated some executive and non-executive personnel as part of an effort to reduce overhead costs.
In connection with and as part of the aforementioned management changes, the Company recorded aggregate charges of $29.9 million during the three and six months ended June 30, 2016, of which $25.8 million related to severance and restructuring-related costs, including $9.5 million of non-cash stock compensation in the form of accelerated vesting of equity incentive awards, and $4.1 million related to fees and expenses incurred in connection with the Company's investigation of various strategic alternatives, which costs are included in merger, restructuring and transaction costs in the accompanying consolidated statements of operations and comprehensive income.

2.	Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The consolidated balance sheets as of June 30, 2017 and December 31, 2016 include the accounts of WPG Inc. and WPG L.P., as well as their majority owned and controlled subsidiaries. The accompanying consolidated statements of operations include the consolidated accounts of the Company. All intercompany transactions have been eliminated in consolidation. Due to the seasonal nature of certain operational activities, the results for the interim period ended June 30, 2017 are not necessarily indicative of the results to be expected for the full year.

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
There have been no changes during the six months ended June 30, 2017 to any of our previous conclusions about whether an entity qualifies as a VIE or whether we are the primary beneficiary of any previously identified VIE. During the six months ended June 30, 2017, we did not provide financial or other support to a previously identified VIE that we were not previously contractually obligated to provide.
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
As of June 30, 2017, our assets consisted of material interests in 110 shopping centers. The consolidated financial statements as of that date reflect the consolidation of 93 wholly owned properties and four additional properties that are less than wholly owned, but which we control or for which we are the primary beneficiary. We account for our interests in the remaining 13 properties, or the joint venture properties, using the equity method of accounting, as we have determined that we have significant influence over their operations. While we manage the day-to-day operations of the joint venture properties, we do not control the operations as we have determined that our partner or partners have substantive participating rights with respect to the assets and operations of these joint venture properties.
We allocate net operating results of WPG L.P. to third parties and to WPG Inc. based on the partners' respective weighted average ownership interests in WPG L.P. Net operating results of WPG L.P. attributable to third parties are reflected in net income attributable to noncontrolling interests. WPG Inc.'s weighted average ownership interest in WPG L.P. was 84.2% and 84.1% for the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017 and December 31, 2016, WPG Inc.'s ownership interest in WPG L.P. was 84.3% and 84.1%, respectively. We adjust the noncontrolling limited partners' interests at the end of each period to reflect their interest in WPG L.P.

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
Segment Disclosure
Our primary business is the ownership, development and management of retail real estate. We have aggregated our operations, including enclosed retail properties and community shopping centers, into one reportable segment because they have similar economic characteristics and we provide similar products and services to similar types of, and in many cases, the same tenants.
New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers (Topic 606)." ASU 2014-09 revises GAAP by offering a single comprehensive revenue recognition standard instead of numerous revenue requirements for particular industries or transactions, which sometimes resulted in different accounting for economically similar transactions. An entity has the option to apply the provisions of ASU 2014-09 either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying this standard recognized at the date of initial application. On July 9, 2015, the FASB announced it would defer the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date. The FASB also decided to permit early adoption of the standard, but not before the original effective date of December 15, 2016. This new standard will be effective for the Company on January 1, 2018 and, upon effectiveness, certain of our revenue streams will be impacted. The impacted revenue streams primarily consist of fees earned from management, development and leasing services provided to joint ventures in which we own an interest and other ancillary income earned from our properties. During the six months ended June 30, 2017, these revenues were approximately 2% of consolidated revenue. We expect that fee income earned from our joint ventures for the above-mentioned services will generally be recognized in a manner consistent with our current measurement and patterns of recognition. As a result, we do not expect the adoption of this standard to have a significant impact on our consolidated results of operations upon adoption in 2018. We expect to adopt the standard using the modified retrospective approach, which requires a cumulative effect adjustment as of the date of adoption.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

In February 2017, the FASB issued guidance that clarified the scope of ASC 610-20, "Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets," which was finalized in conjunction with ASU 2014-09. ASC 610-20 applies to the sale, transfer and derecognition of nonfinancial assets and in substance nonfinancial assets to noncustomers, including partial sales, and eliminates the guidance specific to real estate in ASC 360-20. With respect to full disposals, we expect the recognition pattern to be generally consistent with our current measurement and pattern of recognition. With respect to partial sales of real estate to joint ventures such as the O'Connor Joint Venture II, as defined below (see Note 5 - "Investment in Unconsolidated Entities, at Equity"), the new guidance will require us to recognize a full gain where an equity investment is retained. These transactions could result in a basis difference as we will be required to measure our retained equity interest at fair value, whereas the joint venture may continue to measure the assets received at carryover basis. The guidance is effective at the same time as ASU 2014-09, and we expect to adopt the standard using the modified retrospective approach, which requires a cumulative effect adjustment as of the date of adoption.
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. It is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. From a lessee perspective, the Company currently has five ground leases that, under the new guidance, will result in the recognition of a lease liability and corresponding right-of-use asset. From a lessor perspective, the new guidance remains mostly similar to current rules, though contract consideration will now be allocated between lease and non-lease components. Non-lease component allocations will be recognized under ASU 2014-09, and we expect that this will result in a different pattern of recognition for certain non-lease components, including for fixed common-area ("CAM") revenues. In addition, ASU 2016-02 limits the capitalization of leasing costs to initial direct costs, which will likely result in a reduction to our capitalized leasing costs and an increase to general and administrative expenses, though the amount of such changes is highly dependent upon the leasing compensation structures in place at the time of adoption. We are currently evaluating the impact the adoption of this standard will have on our consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230)." ASU 2016-15 is intended to reduce diversity in practice with respect to how certain transactions are classified in the statement of cash flows. It is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years with early adoption permitted. In addition, in November 2016, the Emerging Issues Task Force ("EITF") of the FASB issued EITF Issue 16-A "Restricted Cash," requiring that a statement of cash flows explain the change during the period in total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash would be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance is also effective for fiscal years beginning after December 15, 2017, including interim periods. These new standards require a retrospective transition approach. The Company has $27.1 million and $29.2 million of restricted cash on its consolidated balance sheets as of June 30, 2017 and December 31, 2016, respectively, whose cash flow statement classification will change to align with the new guidance upon our adoption of the EITF. We are currently evaluating the impact of the adoption of these new standards.
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
Deferred Costs and Other Assets
On January 4, 2017, the remaining $15.6 million outstanding on the promissory note receivable related to the January 29, 2016 sale of Forest Mall, located in Fond Du Lac, Wisconsin, and Northlake Mall, located in Atlanta, Georgia, was received by the Company in full. The proceeds were used to reduce corporate debt.
During the six months ended June 30, 2017, the buyer of Knoxville Center, located in Knoxville, Tennessee, amended and extended the maturity of the promissory note receivable that was issued in connection with the August 19, 2016 sale of the property. In conjunction with the amended terms, the buyer paid the Company $0.5 million of the outstanding principal balance.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

Under the amended and extended terms, the buyer shall pay the Company monthly principal and interest payments of approximately $0.1 million until December 31, 2017, at which time the outstanding principal balance is due. As of June 30, 2017, the outstanding principal balance was $5.6 million and the buyer was current on their principal and interest payments.
Redeemable Noncontrolling Interests for WPG Inc.
During the six months ended June 30, 2017, but prior to the completion of the O'Connor Joint Venture II transaction (see Note 5 - "Investment in Unconsolidated Entities, at Equity" for further details), the Company purchased all of the redeemable noncontrolling interest equity owned by unaffiliated third parties in the joint venture entity that owned Arbor Hills, located in Ann Arbor, Michigan (the "Arbor Hills Venture") and the joint venture that owned Classen Curve and The Triangle at Classen Curve, each located in Oklahoma City, Oklahoma and Nichols Hills Plaza, located in Nichols Hills, Oklahoma (the "Oklahoma City Properties Venture," collectively). As of June 30, 2017, the only remaining redeemable noncontrolling interests relate to the outstanding WPG L.P. 7.3% Series I-1 Preferred Units (the "Series I-1 Preferred Units").

4.	Investment in Real Estate
2017 Dispositions
On June 7, 2017, we completed the sale of Morgantown Commons, located in Morgantown, West Virginia, to an unaffiliated private real estate investor for a purchase price of approximately $6.7 million. The net proceeds were used for general corporate purposes.
On May 16, 2017, we completed the sale of an 80,000 square foot vacant anchor parcel at Indian Mound Mall, located in Heath, Ohio, to an unaffiliated private real estate investor for a purchase price of approximately $0.8 million. The net proceeds were used for general corporate purposes.
On February 21, 2017, we completed the sale of Gulf View Square and River Oaks Center to unaffiliated private real estate investors for an aggregate purchase price of $42.0 million, which was classified as real estate held for sale on the accompanying consolidated balance sheet as of December 31, 2016. The net proceeds from the transaction were used to reduce corporate debt.
On January 10, 2017, we completed the sale of Virginia Center Commons to an unaffiliated private real estate investor for a purchase price of $9.0 million, which was classified as real estate held for sale on the accompanying consolidated balance sheet as of December 31, 2016. The net proceeds from the transaction were used to reduce corporate debt.
In connection with the sales noted above, the Company recorded net losses of $0.7 million for the three and six months ended June 30, 2017, which are included in gain (loss) on disposition of interests in properties, net in the accompanying consolidated statements of operations and comprehensive income.
2016 Dispositions
On January 29, 2016, the Company completed the sale of Forest Mall and Northlake Mall to unaffiliated private real estate investors for an aggregate purchase price of $30.0 million. The net proceeds from the transaction were used to reduce the balance outstanding under the Revolver, as defined below (see Note 6 - "Indebtedness").
In connection with the sale noted above, the Company recorded a $2.3 million loss, which is included in gain (loss) on disposition of interests in properties, net in the accompanying consolidated statements of operations and comprehensive income for the six months ended June 30, 2016.
On June 9, 2016 and April 28, 2016, Merritt Square Mall and Chesapeake Square were transitioned to the lenders through a deed in lieu of foreclosure, respectively (see Note 6 - "Indebtedness" for further discussion).
Impairment
During the first quarter of 2017, the Company entered into a purchase and sale agreement to dispose of Morgantown Commons, which was sold in the second quarter of 2017. We shortened the hold period used in assessing impairment for the asset during the quarter ended March 31, 2017, which resulted in the carrying value not being recoverable from the expected cash flows. The purchase offer represented the best available evidence of fair value for this property. We compared the fair value to the carrying value, which resulted in the recording of an impairment charge of approximately $8.5 million in the accompanying consolidated statements of operations and comprehensive income for the six months ended June 30, 2017.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

5.	Investment in Unconsolidated Entities, at Equity
The Company's investment activity in unconsolidated real estate entities during the six months ended June 30, 2017 and June 30, 2016 consisted of investments in the following material joint ventures:

•	The O'Connor Joint Venture I
This investment consists of a 51% noncontrolling interest held by the Company in a portfolio of five enclosed retail properties and related outparcels, consisting of the following: The Mall at Johnson City located in Johnson City, Tennessee; Pearlridge Center located in Aiea, Hawaii; Polaris Fashion Place® located in Columbus, Ohio; Scottsdale Quarter® located in Scottsdale, Arizona; and Town Center Plaza (which consists of Town Center Plaza and the adjacent Town Center Crossing) located in Leawood, Kansas. We retained management, leasing, and development responsibilities for the O'Connor Joint Venture I.
On March 2, 2017, the O'Connor Joint Venture I closed on the purchase of Pearlridge Uptown II, a 180,000 square foot wing of Pearlridge Center, for a gross purchase price of $70.0 million.
On March 30, 2017, the O'Connor Joint Venture I closed on a $43.2 million non-recourse mortgage note payable with an eight year term and a fixed interest rate of 4.071% secured by Pearlridge Uptown II. The mortgage note payable requires monthly interest only payments until April 1, 2019, at which time monthly interest and principal payments are due until maturity.
On March 29, 2017, the O'Connor Joint Venture I closed on a $55.0 million non-recourse mortgage note payable with a ten year term and a fixed interest rate of 4.36% secured by sections of Scottsdale Quarter® known as Block K and Block M. The mortgage note payable requires monthly interest only payments until May 1, 2022, at which time monthly interest and principal payments are due until maturity.

•	The O'Connor Joint Venture II
During the quarter ended June 30, 2017, we completed an additional joint venture transaction with O'Connor Mall Partners, L.P. ("O'Connor"), an unaffiliated third party and our partner in the O'Connor Joint Venture I, with respect to the ownership and operation of seven of the Company's retail properties and certain related outparcels (the "O'Connor Joint Venture II"), consisting of the following: The Arboretum, located in Austin, Texas; Arbor Hills; the Oklahoma City Properties; Gateway Centers, located in Austin, Texas; Malibu Lumber Yard, located in Malibu, California; Palms Crossing I and II, located in McAllen, Texas; and The Shops at Arbor Walk, located in Austin, Texas. The transaction valued the properties at $598.6 million before closing adjustments and debt assumptions. Under the terms of the joint venture agreement, we retained a non-controlling 51% interest in the O'Connor Joint Venture II and sold the remaining 49% to O'Connor. The transaction generated net proceeds to the Company of approximately $138.9 million, after taking into consideration costs associated with the transaction and the assumption of debt (including the new mortgage loans on The Arboretum, Gateway Centers, and Oklahoma City Properties which closed prior to the joint venture transaction; see Note 6 - "Indebtedness" for net proceeds to the Company from the new mortgage loans), which we used to reduce the Company's debt as well as for general corporate purposes. Since we no longer control the operations of the properties included in the O'Connor Joint Venture II, we deconsolidated the properties and recorded a gain in connection with this partial sale of $126.1 million, which is included in gain (loss) on disposition of interests in properties, net in the accompanying consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2017. The gain was recorded pursuant to ASC 360-20 and calculated based upon proceeds received, less 49% of the book value of the deconsolidated net assets. Our retained 51% non-controlling equity method interest was valued at historical cost based upon the pro rata book value of the retained interest in the net assets. We retained management and leasing responsibilities for the properties included in the O'Connor Joint Venture II, though our partner's substantive participating rights over certain decisions most important to the operations of the O'Connor Joint Venture II preclude our control and consolidation of this venture.
In connection with the formation of this joint venture, we recorded transaction costs of approximately $5.4 million as part of our basis in this investment.

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
Individual agreements specify which services the Company is to provide to each joint venture. The Company, through its affiliates, provide management, development, construction, marketing, leasing and legal services for a fee to each of the joint ventures described above. Related to performing these services, we recorded management fees of $1.9 million and $3.5 million for the three and six months ended June 30, 2017, respectively, and $1.8 million and $3.2 million for the three and six months ended June 30, 2016, respectively, which are included in other income in the accompanying consolidated statements of operations and comprehensive income. Advances to the O'Connor Joint Venture I and O'Connor Joint Venture II totaled $2.5 million as of June 30, 2017 and, with respect to the O'Connor Joint Venture I only, December 31, 2016, which is included in investment in and advances to unconsolidated entities, at equity in the accompanying consolidated balance sheets. Management deems this balance to be collectible and anticipates repayment within one year.
The following table presents the combined statements of operations for the O'Connor Joint Venture II from May 12, 2017, and in the case of Malibu Lumber Yard June 13, 2017, through June 30, 2017 and the O'Connor Joint Venture I, the Seminole Joint Venture, and an indirect 12.5% ownership interest in certain real estate for all periods presented during which the Company accounted for these investments as unconsolidated entities for the three and six months ended June 30, 2017 and 2016:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Total revenues	$58,852	$47,494	$107,286	$93,806
Operating expenses	24,404	19,257	44,995	38,562
Depreciation and amortization	22,225	19,680	41,259	39,724
Operating income	12,223	8,557	21,032	15,520
Interest expense, taxes, and other, net	(11,574)	(8,277)	(20,033)	(16,165)
Net income (loss) from the Company's unconsolidated real estate entities	649	280	999	(645)
Our share of loss from the Company's unconsolidated real estate entities	$(172)	$(508)	$(616)	$(1,669)

6.	Indebtedness
Mortgage Debt
Total mortgage indebtedness at June 30, 2017 and December 31, 2016 was as follows:

	June 30, 2017	December 31, 2016
Face amount of mortgage loans	$1,411,895	$1,610,429
Fair value adjustments, net	9,884	12,661
Debt issuance cost, net	(4,253)	(5,010)
Carrying value of mortgage loans	$1,417,526	$1,618,080

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

A roll forward of mortgage indebtedness from December 31, 2016 to June 30, 2017 is summarized as follows:

Balance at December 31, 2016	$1,618,080
Debt amortization payments	(10,974)
Repayment of debt	(63,000)
Debt issuances, net of debt issuance costs	213,574
Debt cancelled upon partial paydown	(24,250)
Debt transferred to unconsolidated entities, net of debt issuance costs and fair value adjustments	(314,595)
Amortization of fair value and other adjustments	(1,929)
Amortization of debt issuance costs	620
Balance at June 30, 2017	$1,417,526
On April 25, 2017, the Company completed a discounted payoff of the $87.3 million mortgage loan secured by Mesa Mall, located in Grand Junction, Colorado (see "Covenants" section below for additional details).
On May 10, 2017 and prior to the deconsolidation of these properties due to the sale of 49% of our interests (see Note 5 - "Investment in Unconsolidated Entities, at Equity" for further details), the Company closed on non-recourse mortgage loans encumbering The Arboretum, Gateway Centers, and Oklahoma City Properties. The following table summarizes the key terms of each mortgage loan:

Property	Principal	Debt issuance costs	Net debt issuance	Interest Rate	Maturity Date
The Arboretum	$59,400	$(452)	$58,948	4.13%	June 1, 2027
Gateway Centers	112,500	(709)	111,791	4.03%	June 1, 2027
Oklahoma City Properties	43,279	(427)	42,852	3.90%	June 1, 2027
Total	$215,179	$(1,588)	$213,591
The Arboretum and Gateway Centers loans require monthly interest only payments until July 1, 2021, at which time monthly interest and principal payments are due until maturity. The Oklahoma City Properties loan requires monthly interest only payments until July 1, 2022, at which time monthly interest and principal payments are due until maturity. We used the net proceeds to repay a portion of the outstanding balance on the Revolver, as defined below. These three loans were deconsolidated during the quarter ended June 30, 2017, in connection with the O'Connor Joint Venture II transaction.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

Unsecured Debt
The following table identifies our total unsecured debt outstanding at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Notes payable:(1)
Face amount	$250,000	$250,000
Debt issuance costs and debt discount, net	(2,000)	(2,363)
Total carrying value of notes payable	$248,000	$247,637

Unsecured term loans:(7)
Face amount - Term Loan(2)(3)	$500,000	$500,000
Face amount - December 2015 Term Loan(4)	340,000	340,000
Face amount - June 2015 Term Loan(5)	500,000	500,000
Debt issuance costs, net	(5,003)	(5,478)
Total carrying value of unsecured term loans	$1,334,997	$1,334,522

Revolving credit facility:(2)(6)
Face amount	$—	$308,000
Debt issuance costs, net	—	(1,835)
Total carrying value of revolving credit facility	$—	$306,165
(1) The unsecured notes payable consist of the 3.850% senior unsecured notes (the "Exchange Notes"). The Exchange Notes were issued at a 0.028% discount and mature on April 1, 2020.
(2) The unsecured revolving credit facility, or "Revolver" and unsecured term loan, or "Term Loan" are collectively known as the "Facility."
(3) The Term Loan bears interest at one-month LIBOR plus 1.45% per annum and will mature on May 30, 2018, subject to one 12-month extension available at our option and subject to compliance with terms of the Facility and payment of a customary extension fee. We have interest rate swap agreements totaling $200.0 million, which effectively fix the interest rate on a portion of the Term Loan at 2.04% per annum through August 1, 2018. At June 30, 2017, the applicable interest rate on the unhedged portion of the Term Loan was one-month LIBOR plus 1.45%, or 2.68% per annum.
(4) The December 2015 Term Loan bears interest at one-month LIBOR plus 1.80% per annum and will mature on January 10, 2023. We have interest rate swap agreements totaling $340.0 million, which effectively fix the interest rate at 3.51% per annum through maturity.
(5) The June 2015 Term Loan bears interest at one-month LIBOR plus 1.45% per annum and will mature on March 2, 2020. We have interest rate swap agreements totaling $500.0 million, which effectively fix the interest rate at 2.56% per annum through June 30, 2018.
(6) The Revolver provides borrowings on a revolving basis up to $900.0 million, bears interest at one-month LIBOR plus 1.25%, and will initially mature on May 30, 2018, subject to two six-month extensions available at our option subject to compliance with terms of the Facility and payment of a customary extension fee. At June 30, 2017, we had an aggregate available borrowing capacity of $899.7 million under the Revolver, net of $0.3 million reserved for outstanding letters of credit. At June 30, 2017, the applicable interest rate on the Revolver was one-month LIBOR plus 1.25%, or 2.48%.
(7) While we have interest rate swap agreements in place that fix the LIBOR portion of the rates as noted above, the spread over LIBOR could vary in the future based upon changes to the Company's credit rating.
Covenants

Our unsecured debt agreements contain financial and other covenants. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender including adjustments to the applicable interest rate. As of June 30, 2017, management believes the Company is in compliance with all covenants of its unsecured debt.
The total balance of mortgages was approximately $1.4 billion as of June 30, 2017. At June 30, 2017, certain of our consolidated subsidiaries were the borrowers under 27 non-recourse loans, one full-recourse loan and one partial-recourse loan secured by mortgages encumbering 32 properties, including one separate pool of cross-defaulted and cross-collateralized mortgages encumbering a total of four properties. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

on each property within the pool. Certain of our secured debt instruments contain financial and other non-financial covenants which are specific to the properties which serve as collateral for that debt. Our existing non-recourse mortgage loans generally prohibit our subsidiaries that are borrowers thereunder from incurring additional indebtedness, subject to certain customary and limited exceptions. In addition, certain of these instruments limit the ability of the applicable borrower's parent entity from incurring mezzanine indebtedness unless certain conditions are satisfied, including compliance with maximum loan to value ratio and minimum debt service coverage ratio tests. Further, under certain of these existing agreements, if certain cash flow levels in respect of the applicable mortgaged property (as described in the applicable agreement) are not maintained for at least two consecutive quarters, the lender could accelerate the debt and enforce its right against its collateral. If the borrower fails to comply with these covenants, the lender could accelerate the debt and enforce its right against their collateral.
On March 30, 2017, the Company transferred the $40.0 million mortgage loan secured by Valle Vista Mall, located in Harlingen, Texas, to the special servicer at the request of the borrower, a consolidated subsidiary of the Company. On May 18, 2017, we received a notice of default letter, dated that same date, from the special servicer because the borrower did not repay the loan in full by its May 10, 2017 maturity date. The borrower has initiated discussions with the special servicer regarding this non-recourse loan and is considering various options. The Company will continue to manage and lease the property.
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
On June 30, 2016, we received a notice, dated that same date, that the $87.3 million mortgage loan secured by Mesa Mall had been transferred to the special servicer due to the payment default that occurred when the borrower, a consolidated subsidiary of the Company, did not repay the loan in full by its June 1, 2016 maturity date. On April 25, 2017, the Company completed a discounted payoff of the mortgage loan for $63.0 million and retained ownership and management of the property.
Upon the discounted payoff of the mortgage note payable secured for Mesa Mall, the Company recognized a gain of $21.2 million, based on the cancellation of the remaining outstanding mortgage loan balance of $24.3 million, less settlement of accrued interest, escrows and closing costs of $3.1 million, which is included in gain on extinguishment of debt, net in the accompanying consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2017. During the three and six months ended June 30, 2016, the Company recognized a net gain of $34.1 million related to the $115.3 million mortgage debt cancellation and ownership transfers of Chesapeake Square, located in Chesapeake, Virginia and Merritt Square Mall, located in Merritt Island, Florida, which is included in gain on extinguishment of debt, net in the accompanying consolidated statements of operations and comprehensive income for the periods then ended.
At June 30, 2017, management believes the applicable borrowers under our other non-recourse mortgage loans were in compliance with all covenants where non-compliance could individually, or giving effect to applicable cross-default provisions in the aggregate, have a material adverse effect on our financial condition, results of operations or cash flows. The Company has assessed each of these properties for impairment indicators and have concluded no impairment charges were warranted as of June 30, 2017.

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
The book value and fair value of these financial instruments and the related discount rate assumptions as of June 30, 2017 and December 31, 2016 are summarized as follows:

	June 30, 2017	December 31, 2016
Book value of fixed-rate mortgages(1)	$1,160,795	$1,359,329
Fair value of fixed-rate mortgages	$1,199,183	$1,403,103
Weighted average discount rates assumed in calculation of fair value for fixed-rate mortgages	3.83%	3.79%

Book value of fixed-rate unsecured debt(1)	$1,290,000	$1,290,000
Fair value of fixed-rate unsecured debt	$1,267,988	$1,261,858
Weighted average discount rates assumed in calculation of fair value for fixed-rate unsecured debt	2.87%	2.86%
(1) Excludes debt issuance costs and applicable debt discounts.

7.	Derivative Financial Instruments
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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in other comprehensive income ("OCI") or other comprehensive loss (“OCL”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Net realized gains or losses resulting from derivatives that were settled in conjunction with planned fixed-rate financings or refinancings continue to be included in accumulated other comprehensive income ("AOCI") during the term of the hedged debt transaction. Any ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company recognized $0.0 million and $0.1 million, of hedge ineffectiveness as an increase to earnings during the three and six months ended June 30, 2017, respectively. The Company recognized $0.6 million and $2.9 million of hedge ineffectiveness as a decrease to earnings during the three and six months ended June 30, 2016, primarily resulting from a mismatch in the terms of the December 2015 Term Loan and the corresponding derivative. The December 2015 Term Loan includes a 0% LIBOR floor while the corresponding derivative does not.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

Amounts reported in AOCI relate to derivatives that will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt. Realized gains or losses on settled derivative instruments included in AOCI are recognized as an adjustment to income over the term of the hedged debt transaction. During the next twelve months, the Company estimates that an additional $1.6 million will be reclassified as a decrease to interest expense.
As of June 30, 2017, the Company had 15 outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk with a notional value of $1,139,600.
The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the consolidated balance sheets as of June 30, 2017 and December 31, 2016:

Derivatives designated as hedging instruments:		Balance Sheet Location	June 30, 2017	December 31, 2016
Interest rate products	Asset derivatives	Deferred costs and other assets	$6,236	$5,754
Interest rate products	Liability derivatives	Accounts payable, accrued expenses, intangibles and deferred revenues	$—	$2
The asset derivative instruments were reported at their fair value of $6,236 and $5,754 in deferred costs and other assets at June 30, 2017 and December 31, 2016, respectively, with a corresponding adjustment to OCI for the unrealized gains and losses (net of noncontrolling interest allocation). The liability derivative instruments were reported at their fair value of $0 and $2 in accounts payable, accrued expenses, intangibles, and deferred revenues at June 30, 2017 and December 31, 2016, respectively, with a corresponding adjustment to OCL for the unrealized gains and losses (net of noncontrolling interest allocation). Over time, the unrealized gains and losses held in AOCI will be reclassified to earnings. This reclassification will correlate with the recognition of the hedged interest payments in earnings.
The table below presents the effect of the Company's derivative financial instruments on the consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2017 and 2016:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended			Three Months Ended			Three Months Ended
	June 30,			June 30,			June 30,
	2017	2016		2017	2016		2017	2016
Interest rate products	$(2,544)	$(7,491)	Interest expense	$494	$1,910	Interest expense	$36	$(570)

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Six Months Ended			Six Months Ended			Six Months Ended
	June 30,			June 30,			June 30,
	2017	2016		2017	2016		2017	2016
Interest rate products	$(1,281)	$(22,888)	Interest expense	$1,580	$3,841	Interest expense	$128	$(2,912)

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
As of June 30, 2017, the fair value of derivatives in a net liability position, plus accrued interest but excluding any adjustment for nonperformance risk, related to these agreements was $0. As of June 30, 2017, the Company has not posted any collateral related to these agreements. The Company is not in default with any of these provisions. If the Company had breached any of these provisions at June 30, 2017, it would have been required to settle its obligations under the agreements at their termination value of $0.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2017 and December 31, 2016, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
The tables below presents the Company’s net assets and liabilities measured at fair value as of June 30, 2017 and December 31, 2016 aggregated by the level in the fair value hierarchy within which those measurements fall:

	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2017
Derivative instruments, net	$—	$6,236	$—	$6,236

	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2016
Derivative instruments, net	$—	$5,752	$—	$5,752

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

8.	Equity
Exchange Rights
Subject to the terms of the limited partnership agreement of WPG L.P., limited partners in WPG L.P. have, at their option, the right to exchange all or any portion of their units for shares of WPG Inc. common stock on a one‑for‑one basis or cash, as determined by WPG Inc. Therefore, the common units held by limited partners are considered by WPG Inc. to be share equivalents and classified as noncontrolling interests within permanent equity, and classified by WPG L.P. as permanent equity. The amount of cash to be paid if the exchange right is exercised and the cash option is selected will be based on the market value of WPG Inc.'s common stock as determined pursuant to the terms of the WPG L.P. Partnership Agreement. During the three and six months ended June 30, 2017, WPG Inc. issued 314,577 shares of common stock to a limited partner of WPG L.P. in exchange for an equal number of units pursuant to the WPG L.P. Partnership Agreement. This transaction increased WPG Inc.’s ownership interest in WPG L.P. At June 30, 2017, WPG Inc. had reserved 34,811,858 shares of common stock for possible issuance upon the exchange of units held by limited partners.
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
The following is a summary by type of the awards that the Company issued during the six months ended June 30, 2017 and June 30, 2016 under the Plan.
Annual Long-Term Incentive Awards
On February 21, 2017 (the "Adoption Date"), the Company approved the terms and conditions of the 2017 annual award ("2017 Annual Long-Term Incentive Awards") for certain executive officers and employees of the Company. Under the terms of the 2017 Annual Long-Term Incentive Awards program, each participant is provided the opportunity to receive (i) time-based RSUs and (ii) performance-based stock units ("PSUs"). RSUs represent a contingent right to receive one WPG Inc. common share for each vested RSU. During the six months ended June 30, 2017, the Company issued 358,198 time-based RSUs, with a grant date fair value of $3.4 million, which will vest in one-third installments on each of February 21, 2018, 2019, and 2020, subject to the participant's continued employment with the Company through each vesting date and the participant's continued compliance with certain applicable covenants. During the service period, dividend equivalents will be paid with respect to the RSUs corresponding to the amount of any dividends paid by the Company to the Company's common shareholders for the applicable dividend payment dates. Compensation expense is recognized on a straight-line basis over the three year vesting term. During the six months ended June 30, 2017, the Company issued 358,198 PSUs, at target, with a grant date fair value of $2.8 million. Actual PSUs earned may range from 0%-150% of the target PSUs, based on the Company's total shareholder return ("TSR") compared to a peer group based on companies with similar assets and revenue over a three-year performance period that commenced on the Adoption Date. During the performance period, dividend equivalents corresponding to the amount of any regular cash dividends paid by the Company to the Company’s common shareholders for the applicable dividend payment dates will accrue and be deemed reinvested in additional PSUs, which will be settled in common shares at the same time and only to the extent that the underlying PSU is earned and settled in common shares. Payout of the PSUs is also subject to the participant’s continued employment with the Company through the end of the performance period. The awards were valued through the use of a Monte Carlo model and the related compensation expense is recognized over the three year performance period.
During 2016, the Company approved the performance criteria and maximum dollar amount of the 2016 annual awards (the "2016 Annual Long-Term Incentive Awards"), that generally range from 30%-100% of annual base salary, for certain executive officers and employees of the Company. The number of awards was determined by converting the cash value of the award to a number of RSUs (the "Allocated RSUs") based on the closing price of WPG Inc.'s common shares for the final 15 trading days of 2016. Recipients were eligible to receive a percentage of the Allocated RSUs based on the Company's performance on its strategic goals detailed in the Company's 2016 cash bonus plan and the Company's relative TSR compared to a peer group based

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

on companies with similar assets and revenue. Payout for 50% of the Allocated RSUs was based on the Company's performance on the strategic goals and the payout on the remaining 50% was based on the Company's TSR performance. Both the strategic goal component as well the TSR performance were achieved at target, resulting in a 100% payout. During the six months ended June 30, 2017, the Company awarded 324,237 of Allocated RSUs, with a grant date fair value of $2.2 million, related to the 2016 Annual Long-Term Incentive Awards, which will vest in one-third installments on each of February 21, 2018, 2019 and 2020.
During 2015, the Company approved the performance criteria and maximum dollar amount of the 2015 annual LTIP unit awards (the "2015 Annual Long-Term Incentive Awards"), that generally range from 30%-300% of annual base salary, for certain executive officers and employees of the Company. The number of awards was determined by converting the cash value of the award to a number of LTIP units (the "Allocated Units") based on the closing price of WPG Inc.'s common shares for the final 15 trading days of 2015. Eventual recipients were eligible to receive a percentage of the Allocated Units based on the Company's performance on its strategic goals detailed in the Company's 2015 cash bonus plan and the Company's relative TSR compared to the MSCI REIT Index. Payout for 40% of the Allocated Units was based on the Company's performance on the strategic goals and the payout on the remaining 60% was based on the Company's TSR performance. The strategic goal component was achieved in 2015; however, the TSR was below threshold performance, resulting in only a 40% payout for this annual LTIP award. During the six months ended June 30, 2016, the Company awarded 323,417 LTIP units related to the 2015 Annual Long-Term Incentive Awards, of which 108,118 vest in one-third installments on each of January 1, 2017, 2018 and 2019. The 94,106 LTIP units awarded to our former Executive Chairman fully vested on the grant date and the 121,193 LTIP units awarded to certain former executive officers fully vested on the applicable severance dates during 2016 pursuant to the underlying severance arrangements.
Stock Options
During the six months ended June 30, 2017, no stock options were granted from the Plan to employees, 2,739 stock options were exercised by employees and 44,121 stock options were canceled, forfeited or expired. As of June 30, 2017, there were 930,716 stock options outstanding.
During the six months ended June 30, 2016, 247,500 stock options were granted from the Plan to employees, 13,970 stock options were exercised by employees and 161,087 stock options were canceled, forfeited or expired.
WPG Restricted Stock Units
During the six months ended June 30, 2017 and 2016, the Company issued 161,000 RSUs, with a grant-date fair value of $1.2 million, and 154,570 RSUs, with a grant-date fair value of $1.6 million, respectively, to certain employees and non-employee members of the Board. The RSUs are service-based awards and the related fair value is expensed over the applicable service periods, except in instances that result in accelerated vesting due to severance arrangements or retirement of Board members.
Share Award Related Compensation Expense
During the three and six months ended June 30, 2017 and 2016, the Company recorded share award related compensation expense pertaining to the award and option plans noted above within the consolidated statements of operations and comprehensive income as indicated below (amounts in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Merger, restructuring and transaction costs	$—	$9.5	$—	$9.5
General and administrative	1.8	1.5	3.3	2.2
Total expense	$1.8	$11.0	$3.3	$11.7
In certain instances, employment agreements and stock compensation programs provide for accelerated vesting when executives are terminated without cause. Additionally, the Compensation Committee of the Board may, in its discretion, accelerate the vesting for retiring Board members.
Distributions
During the three and six months ended June 30, 2017 and 2016, the Board declared common share/unit dividends of $0.25 and $0.50 per common share/unit, respectively.

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
Transactions with Simon Property Group Inc.
The Company was formed in 2014 through a spin-off of certain properties from Simon Property Group, Inc. ("SPG"). SPG managed the day-to-day operations of our legacy SPG enclosed retail properties through February 29, 2016 in accordance with property management agreements that expired as of May 31, 2016. Additionally, WPG and SPG entered into a transition services agreement pursuant to which SPG provided to WPG, on an interim, transitional basis after May 28, 2014 through May 31, 2016, the date on which it was terminated, various services including administrative support for the community shopping centers through December 31, 2015, information technology, property management, accounts payable and other financial functions, as well as engineering support, quality assurance support and other administrative services for the enclosed retail properties until March 1, 2016. Under the transition services agreement that terminated on May 31, 2016, SPG charged WPG, based upon SPG's allocation of certain shared costs such as insurance premiums, advertising and promotional programs, leasing and development fees. Amounts charged to expense for property management and common costs, services, and other as well as insurance premiums are included in property operating expenses in the consolidated statements of operations and comprehensive income. Additionally, leasing and development fees charged by SPG are capitalized by the property. WPG terminated the transition services agreement, all applicable property management agreements with SPG, and the property development agreement effective May 31, 2016.
We did not incur any charges pertaining to the transition services agreements for the three and six months ended June 30, 2017. Charges for the consolidated and unconsolidated properties for the three and six months ended June 30, 2016 are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016		2016
	Consolidated	Unconsolidated	Consolidated	Unconsolidated
Property management and common costs, services and other	$3,209	$—	$8,447	$124
Insurance premiums	$—	$—	$—	$—
Advertising and promotional programs	$—	$—	$102	$6
Capitalized leasing and development fees	$1,315	$—	$2,483	$8

11.	Earnings Per Common Share/Unit
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

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

The following table sets forth the computation of WPG Inc.'s basic and diluted earnings per common share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Earnings Per Common Share, Basic:
Net income attributable to common shareholders - basic	$135,467	$17,807	$144,769	$26,321
Weighted average shares outstanding - basic	186,844,293	185,487,373	186,562,797	185,462,152
Earnings per common share, basic	$0.73	$0.10	$0.78	$0.14

Earnings Per Common Share, Diluted:
Net income attributable to common shareholders - basic	$135,467	$17,807	$144,769	$26,321
Net income attributable to common unitholders	25,465	3,370	27,219	4,975
Net income attributable to common shareholders - diluted	$160,932	$21,177	$171,988	$31,296
Weighted average common shares outstanding - basic	186,844,293	185,487,373	186,562,797	185,462,152
Weighted average operating partnership units outstanding	34,894,953	34,304,679	34,940,575	34,304,757
Weighted average additional dilutive securities outstanding	524,354	856,562	530,684	757,293
Weighted average common shares outstanding - diluted	222,263,600	220,648,614	222,034,056	220,524,202
Earnings per common share, diluted	$0.72	$0.10	$0.77	$0.14
For the three and six months ended June 30, 2017 and 2016, additional potentially dilutive securities include contingently-issuable outstanding stock options and performance based components of annual awards. We accrue distributions when they are declared.
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
The following table sets forth the computation of WPG L.P.'s basic and diluted earnings per common unit:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Earnings Per Common Unit, Basic:
Net income attributable to common unitholders - basic	$160,932	$21,177	$171,988	$31,296
Weighted average common units outstanding - basic	221,739,246	219,792,052	221,503,372	219,766,909
Earnings per common unit, basic	$0.73	$0.10	$0.78	$0.14

Earnings Per Common Unit, Diluted:
Net income attributable to common unitholders - diluted	$160,932	$21,177	$171,988	$31,296
Weighted average common units outstanding - basic	221,739,246	219,792,052	221,503,372	219,766,909
Weighted average additional dilutive securities outstanding	524,354	856,562	530,684	757,293
Weighted average units outstanding - diluted	222,263,600	220,648,614	222,034,056	220,524,202
Earnings per common unit, diluted	$0.72	$0.10	$0.77	$0.14
For the three and six months ended June 30, 2017 and 2016, additional potentially dilutive securities include contingently-issuable units related to WPG Inc.'s outstanding stock options, WPG Inc.'s performance based components of annual awards, and WPG L.P.'s annual LTIP unit awards. We accrue distributions when they are declared.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in this report.
Overview - Basis of Presentation
Washington Prime Group™ Inc. (“WPG Inc.”) is an Indiana corporation that operates as a fully integrated, self‑administered and self‑managed real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended (the "Code"). REITs will generally not be liable for federal corporate income taxes as long as they continue to distribute not less than 100% of their taxable income and satisfy certain other requirements. Washington Prime Group, L.P. (“WPG L.P.”) is WPG Inc.'s majority‑owned limited partnership subsidiary that owns, develops and manages, through its affiliates, all of WPG Inc.'s real estate properties and other assets. WPG Inc. is the sole general partner of WPG L.P. As of June 30, 2017, our assets consisted of material interests in 110 shopping centers in the United States, consisting of community shopping centers and enclosed retail properties, comprised of approximately 60 million square feet of gross leasable area.
Unless the context otherwise requires, references to "WPG," the "Company," “we,” “us” and “our” refer to WPG Inc., WPG L.P. and entities in which WPG Inc. or WPG L.P. (or any affiliate) has a material ownership or financial interest, on a consolidated basis.
The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The consolidated balance sheets as of June 30, 2017 and December 31, 2016 include the accounts of WPG Inc. and WPG L.P., as well as their majority owned and controlled subsidiaries. The consolidated statements of operations include the consolidated accounts of the Company. All intercompany transactions have been eliminated in consolidation. In the opinion of management, the consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods presented. The Company believes that the disclosures made are adequate to prevent the information presented from being misleading. The Company has filed a trademark application with the United States Trademark and Patent Office for the name "Washington Prime Group" and it remains pending.
The O'Connor Joint Ventures
The Company has multiple joint ventures with O'Connor Mall Partners, L.P. ("O'Connor").
•The O'Connor Joint Venture I
This investment consists of a 51% interest held by the Company in a portfolio of five enclosed retail properties and related outparcels, consisting of the following: The Mall at Johnson City located in Johnson City, Tennessee; Pearlridge Center located in Aiea, Hawaii; Polaris Fashion Place® located in Columbus, Ohio; Scottsdale Quarter® located in Scottsdale, Arizona; and Town Center Plaza (which consists of Town Center Plaza and the adjacent Town Center Crossing) located in Leawood, Kansas. We retained management, leasing, and development responsibilities for the O'Connor Joint Venture I.
On March 2, 2017, the O'Connor Joint Venture I acquired an additional section at Pearlridge Center, located in Aiea, Hawaii, for a gross purchase price of $70.0 million. Pearlridge Center is currently comprised of two distinct enclosed venues commonly referred to as Uptown and Downtown. The newly acquired 180,000-square-foot section, which is part of Uptown (and referenced herein as Pearlridge Uptown II), is anchored by Ross Dress for Less and TJ Maxx. Subsequent to the purchase, the joint venture placed secured debt on the property (see below for details). Our share of the purchase price was funded by a combination of our share of the secured debt and availability on our credit facility.
On March 30, 2017, the O'Connor Joint Venture I closed on a $43.2 million non-recourse mortgage note payable with an eight year term and a fixed interest rate of 4.071% secured by Pearlridge Uptown II. The mortgage note payable requires monthly interest only payments until April 1, 2019, at which time monthly interest and principal payments are due until maturity. Our pro-rata share of the mortgage note payable issuance is $22.0 million.
On March 29, 2017, the O'Connor Joint Venture I closed on a $55.0 million non-recourse mortgage note payable with a ten year term and a fixed interest rate of 4.36% secured by sections of Scottsdale Quarter® known as Block K and Block M. The mortgage note payable requires monthly interest only payments until May 1, 2022, at which time monthly interest and principal payments are due until maturity. Our pro-rata share of the mortgage note payable issuance is $28.1 million.

•The O'Connor Joint Venture II
During the quarter ended June 30, 2017, we completed an additional joint venture transaction with O'Connor, an unaffiliated third party and our partner in the O'Connor Joint Venture I, with respect to the ownership and operation of seven of the Company's retail properties and certain related outparcels (the "O'Connor Joint Venture II"), consisting of the following: The Arboretum, located in Austin, Texas; Arbor Hills, located in Ann Arbor, Michigan; Classen Curve and The Triangle at Classen Curve, each located in Oklahoma City, Oklahoma and Nichols Hills Plaza, located in Nichols Hills, Oklahoma (the "Oklahoma City Properties," collectively); Gateway Centers, located in Austin, Texas; Malibu Lumber Yard, located in Malibu, California; Palms Crossing I and II, located in McAllen, Texas and The Shops at Arbor Walk, located in Austin, Texas. The transaction valued the properties at $598.6 million before closing adjustments and debt assumptions. Under the terms of the joint venture agreement, we retained a non-controlling 51% interest in the O'Connor Joint Venture II and sold the remaining 49% to O'Connor. The transaction generated net proceeds to the Company of approximately $138.9 million, after taking into consideration costs associated with the transaction and the assumption of debt (including the new mortgage loans on The Arboretum, Gateway Centers, and Oklahoma City Properties which closed prior to the joint venture transaction; see "Financing and Debt" below for net proceeds to the Company from the new mortgage loans), which we used to reduce the Company's debt, as well as for general corporate purposes. Since we no longer control the operations of the properties included in the O'Connor Joint Venture II, we deconsolidated the properties and recorded a gain in connection with this partial sale of $126.1 million, which is included in gain (loss) on disposition of interests in properties, net in the consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2017. The gain was recorded pursuant to ASC 360-20 and calculated based upon proceeds received, less 49% of the book value of the deconsolidated net assets. Our retained 51% non-controlling equity method interest was valued at historical cost based upon the pro rata book value of the retained interest in the net assets. We retained management and leasing responsibilities of the properties, though our partner's substantive participating rights over the decisions most important to the operations of the O'Connor Joint Venture II preclude our control and consolidation of this venture.
In connection with the formation of this joint venture, we recorded transaction costs of approximately $5.4 million as part of our basis in this investment.
Impairment
During the first quarter of 2017, the Company entered into a purchase and sale agreement to dispose of Morgantown Commons, located in Morgantown, West Virginia, which was sold in the second quarter of 2017. We shortened the hold period used in assessing impairment for the asset during the quarter ended March 31, 2017, which resulted in the carrying value not being recoverable from the expected cash flows. The purchase offer represented the best available evidence of fair value for this property. We compared the fair value to the carrying value, which resulted in the recording of an impairment charge of approximately $8.5 million in the consolidated statements of operations and comprehensive income for the six months ended June 30, 2017.
Business Opportunities
We derive our revenues primarily from retail tenant leases, including fixed minimum rent leases, percentage rent leases based on tenants' sales volumes and reimbursements from tenants for certain expenses. We seek to re-lease our spaces at higher rents and increase our occupancy rates, and to enhance the performance of our properties and increase our revenues by, among other things, adding or replacing anchors or big-box tenants, re-developing or renovating existing properties to increase the leasable square footage, and increasing the productivity of occupied locations through aesthetic upgrades, re-merchandising and/or changes to the retail use of the space. We seek growth in earnings, funds from operations ("FFO") and cash flows by enhancing the profitability and operation of our properties and investments.
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

Portfolio Data
The portfolio data discussed in this overview includes key operating statistics for the Company including ending occupancy, average base minimum rent per square foot and comparable NOI for the properties owned and managed at June 30, 2017. Southern Hills Mall is excluded from the metrics as the management and leasing of the property was transferred to the receiver during the fourth quarter of 2016 (see the "Financing and Debt" section for further details).
Core business fundamentals in the overall portfolio for the second quarter of 2017 were generally stable compared to 2016. Ending occupancy for the portfolio was 92.3% as of June 30, 2017, as compared to 93.0% as of June 30, 2016. Average base minimum rent per square foot for the portfolio increased by 0.1% when comparing June 30, 2017 to June 30, 2016. Comparable NOI decreased 1.9% for the portfolio in the second quarter of 2017 compared to the second quarter of 2016. The enclosed retail properties had a decrease in comparable NOI of 3.4%, which was driven primarily by the impact of tenant bankruptcies filed in 2016 and 2017. The community shopping center properties had comparable NOI growth of 2.8% in the second quarter of 2017 compared to the second quarter 2016.
The following table sets forth key operating statistics for the combined portfolio of properties or interests in properties:

	June 30, 2017	June 30, 2016	% Change
Ending occupancy (1)	92.3%	93.0%	(0.7)%
Average base minimum rent per square foot (2)	$21.63	$21.61	0.1%

(1)
Ending occupancy is the percentage of gross leasable area, or GLA, which is leased as of the last day of the reporting period. We include all Company-owned space except for anchors, majors, freestanding office and outlots at our enclosed retail properties in the calculation of ending occupancy. Community shopping center GLA included in the calculation relates to all Company-owned space other than office space.

(2)	Average base minimum rent per square foot is the average base minimum rent charge in effect for the reporting period for all tenants that would qualify to be included in ending occupancy.
Current Leasing Activities
During the six months ended June 30, 2017, we signed new leases and renewal leases with terms in excess of a year (excluding enclosed retail property anchors, majors, offices, and in-line spaces in excess of 10,000 square feet) across the portfolio, comprising approximately 1,409,000 square feet. The average annual initial base minimum rent for new leases was $27.02 per square foot ("psf") and for renewed leases was $26.30 psf. For these leases, the average for tenant allowances was $36.03 psf for new leases and $2.37 psf for renewals. During the six months ended June 30, 2016, we signed new leases and renewal leases with terms in excess of a year (excluding enclosed retail property anchors, majors, offices, and in-line spaces in excess of 10,000 square feet) across the portfolio, comprising approximately 1,374,900 square feet. The average annual initial base minimum rent for new leases was $23.20 psf and for renewed leases was $29.57 psf. For these leases, the average for tenant allowances was $43.46 psf for new leases and $7.15 psf for renewals.
Results of Operations
Activities Affecting Results
The following acquisitions and dispositions affected our results in the comparative periods:
•On June 13, 2017, we sold 49% of our interest in Malibu Lumber Yard as part of the O'Connor Joint Venture II transaction.
•On June 7, 2017, we completed the sale of Morgantown Commons.
•On May 16, 2017, we completed the sale of an 80,000 square foot vacant anchor parcel at Indian Mound Mall, located in Heath, Ohio.
•On May 12, 2017, we completed the transaction forming the O'Connor Joint Venture II with regard to the ownership and operation of six of the Company's retail properties and certain related outparcels. Under the terms of the joint venture agreement, we retained a 51% non-controlling interest and sold a 49% interest to O'Connor, the third party partner.
•On April, 25, 2017, we completed a discounted payoff of the mortgage loan secured by Mesa Mall, located in Grand Junction, Colorado.
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
•On August 19, 2016, we completed the sale of Knoxville Center, located in Knoxville, Tennessee.
•On June 9, 2016, we transitioned Merritt Square Mall, located in Merritt Island, Florida, to the lender.
•On April 28, 2016, we transitioned Chesapeake Square, located in Chesapeake, Virginia, to the lender.
•On January 29, 2016, we completed the sale of Forest Mall, located in Fond Du Lac, Wisconsin, and Northlake Mall, located in Atlanta, Georgia.
For the purposes of the following comparisons, the transactions listed above (excluding the properties included in the O'Connor Joint Venture II, which are referred to as the "O'Connor Properties") are referred to as the "Property Transactions," and "comparable properties" refers to the remaining properties we owned and operated throughout both of the periods under comparison.
Three Months Ended June 30, 2017 vs. Three Months Ended June 30, 2016
Minimum rents decreased $11.8 million primarily due to an $8.7 million decrease attributable to the Property Transactions and a $5.2 million decrease attributable to the O'Connor Properties offset by a $2.1 million net increase attributable to the comparable properties, primarily attributable to fair value of leases and straight-line amortization and recent development activity coming online. Tenant reimbursements decreased $7.3 million due to a $3.5 million decrease attributable to the Property Transactions, a $1.4 million decrease attributable to the O'Connor Properties and a $2.4 million decrease attributable to the comparable properties, primarily due to rent restructures related to national retailers that filed bankruptcy in 2016. Other income increased $3.2 million, primarily due to a $1.9 million increase attributable to lease settlements that occurred in 2017, and a $1.3 million increase attributable to ancillary property income.
Property operating expenses decreased $4.4 million, of which $3.8 million was attributable to the Property Transactions and $0.8 million was attributable to the O'Connor Properties, offset by a $0.2 million increase attributable to the comparable properties. Depreciation and amortization decreased $2.6 million, primarily due to a $4.0 million decrease attributable to the Property Transactions and a $1.9 million decrease attributable to the O'Connor Properties offset by a $3.3 million increase attributable to the comparable properties, which was primarily due to development assets placed into service. Real estate taxes decreased $3.1 million, primarily due to a $2.4 million decrease attributable to the Property Transactions and a $0.7 million decrease attributable to the O'Connor Properties. The decrease in merger, restructuring and transaction costs of $29.9 million was attributable to the management transition as well as strategic alternatives explored during 2016.
Interest expense, net, decreased $3.2 million, of which $2.2 million was attributable to the Property Transactions, $1.2 million was attributable to the payoff of the mortgage loan secured by Mesa Mall, $0.7 million was attributable to the O'Connor Properties and $0.6 million was attributable to swap ineffectiveness recognized in the second quarter of 2016. Offsetting these decreases were increases of $0.8 million related to default interest on properties transitioned, or to be transitioned, to lender, and $0.7 million related to other financing activities.
Gain on extinguishment of debt, net recognized in the 2017 period consisted of the $21.2 million gain related to the discounted payoff of the $87.3 million mortgage loan secured by Mesa Mall. The gain on extinguishment of debt, net recognized in the 2016 period consisted of the $34.1 million net gain from the transitioning of Merritt Square Mall and Chesapeake Square to the lenders.
Gain (loss) on disposition of interests in properties, net in the 2017 period consisted of a net gain of $125.4 million from the sales of: Morgantown Commons, the sale of a vacant anchor parcel at Indian Mound Mall, and the O'Connor Joint Venture II transaction and in the 2016 period consisted of an additional $0.1 million loss from the sale of Forest Mall and Northlake Mall.
For WPG Inc., net income attributable to noncontrolling interests primarily relates to the allocation of income to third parties based on their respective weighted average ownership interest in WPG L.P., which percentage remained consistent over the periods.

Six Months Ended June 30, 2017 vs. Six Months Ended June 30, 2016
Minimum rents decreased $17.8 million primarily due to a $17.6 million decrease attributable to the Property Transactions and a $4.7 million decrease attributable to the O'Connor Properties, offset by a $4.5 million net increase attributable to the comparable properties, primarily attributable to fair value of leases and straight-line amortization and recent development activity coming online. Overage rents decreased $1.2 million due to a $0.4 million decrease attributable to the Property Transactions, a $0.3 million decrease attributable to the O'Connor Properties, and a $0.5 million decrease attributable to the comparable properties. Tenant reimbursements decreased $8.5 million due to a $7.0 million decrease attributable to the Property Transactions, a $1.0 million decrease attributable to the O'Connor Properties, and a $0.5 million decrease attributable to the comparable properties. Other income increased $3.3 million, primarily due to a $2.3 million increase attributable to lease settlements that occurred in 2017, a $0.7 million increase attributable to ancillary property income, and a $0.3 million increase in management, leasing and development fee income from the unconsolidated joint ventures to which we provide such services.
Property operating expenses decreased $11.1 million, of which $7.8 million was attributable to the Property Transactions, $0.4 million was attributable to the O'Connor Properties, and $2.9 million was attributable to the comparable properties, primarily involving a reduction in management fee expense related to the termination of certain transition service agreements with Simon Property Group, Inc. in connection with the 2014 spin-off. Depreciation and amortization decreased $6.5 million, primarily due to a $9.3 million decrease attributable to the Property Transactions and a $2.1 million decrease attributable to the O'Connor Properties, offset by a $4.9 million increase attributable to the comparable properties, which was primarily due to development assets placed into service. Real estate taxes decreased $1.6 million, primarily due to a $4.0 million decrease attributable to the Property Transactions and a $0.3 million decrease attributable to the O'Connor Properties, offset by a $2.7 million increase attributable to the comparable properties, which was primarily due to a real estate tax refund related to Westminster Mall during 2016 that did not occur in 2017. Provision for credit losses increased $1.0 million, primarily attributable to an increase in tenant bankruptcies during 2017. General and administrative expenses decreased $2.3 million, primarily due to a reduction in legal, consulting, and audit fees. The decrease in merger, restructuring and transaction costs of $29.9 million was attributable to the management transition as well as strategic alternatives explored during 2016. The $8.5 million impairment loss recorded in 2017 related to the write down of Morgantown Commons, as described in further detail under "Impairment."
Interest expense, net, decreased $8.0 million, of which $5.5 million was attributable to the Property Transactions, $1.1 million was attributable to the payoff of the mortgage loan secured by Mesa Mall, $0.8 million was attributable to the O'Connor Properties and $3.0 million was attributable to swap ineffectiveness recognized in the 2016 period. Offsetting these decreases were increases of $1.8 million related to default interest on properties transitioned, or to be transitioned, to lender, and $0.6 million related to other financing activities.
Gain on extinguishment of debt, net recognized in the 2017 period consisted of the $21.2 million gain related to the discounted payoff of the $87.3 million mortgage loan secured by Mesa Mall. The gain on extinguishment of debt, net recognized in the 2016 period consisted of the $34.1 million net gain from the transitioning of Merritt Square Mall and Chesapeake Square to the lenders.
Income and other taxes increased $1.5 million, which was attributable primarily to a nonrecurring state use tax that was incurred in 2017.
Gain (loss) on disposition of interests in properties, net in the 2017 period consisted of a net gain of $125.4 million from the sales of: Morgantown Commons, the sale of a vacant anchor parcel at Indian Mound Mall, the O'Connor Joint Venture II transaction, Gulf View Square, River Oaks Center, and Virginia Center Commons and in the 2016 period consisted of the $2.3 million loss from the sale of Forest Mall and Northlake Mall.
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
Because we own primarily long-lived income-producing assets, our financing strategy relies on long-term fixed rate mortgage debt as well as floating rate debt (including unsecured financing such as the Revolver and our term loans). At June 30, 2017, floating rate debt (excluding loans hedged to fixed interest rates) comprised 18.2% of our total consolidated debt. We will continue to monitor our borrowing mix to limit market risk. We derive most of our liquidity from leases that generate positive net cash flow from operations, the total of which was $154.7 million during the six months ended June 30, 2017.

Our balance of cash and cash equivalents increased $17.4 million during 2017 to $76.8 million as of June 30, 2017. The increase was primarily due to operating cash flow from properties, net distributions from our joint ventures, and the net proceeds from the disposition of properties, partially offset by net repayment of debt, dividend distributions, and capital expenditures. See "Cash Flows" below for more information.
On June 30, 2017, we had an aggregate available borrowing capacity of $899.7 million under the Revolver, net of outstanding borrowings of $0.3 million reserved for outstanding letters of credit. The weighted average interest rate on the Revolver was 2.3% and 2.1% during the three and six months ended June 30, 2017.
The consolidated indebtedness of our business was approximately $3.0 billion as of June 30, 2017, or a decrease of approximately $505.9 million from December 31, 2016. The change in consolidated indebtedness from December 31, 2016 is described in greater detail under "Financing and Debt."
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
Cash Flows
Our net cash flow from operating activities totaled $154.7 million during the six months ended June 30, 2017. During this period we also:

•	funded capital expenditures of $71.0 million;

•	funded net amounts of restricted cash reserves held for future capital expenditures of $2.0 million;

•	received net proceeds from the sale of interests in properties and outparcels of $209.2 million;

•	funded investments in unconsolidated entities of $36.7 million;

•	received distributions of capital from unconsolidated entities of $57.0 million;

•	funded the net repayment of debt of $168.8 million; and

•	funded distributions to common and preferred shareholders and unitholders of $118.1 million.
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

Financing and Debt
Mortgage Debt
Total mortgage indebtedness at June 30, 2017 and December 31, 2016 was as follows (in thousands):

	June 30, 2017	December 31, 2016
Face amount of mortgage loans	$1,411,895	$1,610,429
Fair value adjustments, net	9,884	12,661
Debt issuance cost, net	(4,253)	(5,010)
Carrying value of mortgage loans	$1,417,526	$1,618,080
A roll forward of mortgage indebtedness from December 31, 2016 to June 30, 2017 is summarized as follows (in thousands):

Balance at December 31, 2016	$1,618,080
Debt amortization payments	(10,974)
Repayment of debt	(63,000)
Debt issuances, net of debt issuance costs	213,574
Debt cancelled upon partial paydown	(24,250)
Debt transferred to unconsolidated entities, net of debt issuance costs and fair value adjustments	(314,595)
Amortization of fair value and other adjustments	(1,929)
Amortization of debt issuance costs	620
Balance at June 30, 2017	$1,417,526
On April 25, 2017, the Company completed a discounted payoff of the $87.3 million mortgage loan secured by Mesa Mall, located in Grand Junction, Colorado (see "Covenants" section below for additional details).
On May 10, 2017 and prior to the deconsolidation of these properties due to the sale of 49% of our interests (see ""Overview - Basis of Presentation - The O'Connor Joint Ventures" for further details), the Company closed on non-recourse mortgage loans encumbering The Arboretum, Gateway Centers, and Oklahoma City Properties. The following table summarizes the key terms of each mortgage loan (dollar amounts in thousands):

Property	Principal	Debt issuance costs	Net debt issuance	Interest Rate	Maturity Date
The Arboretum	$59,400	$(452)	$58,948	4.13%	June 1, 2027
Gateway Centers	112,500	(709)	111,791	4.03%	June 1, 2027
Oklahoma City Properties	43,279	(427)	42,852	3.90%	June 1, 2027
Total	$215,179	$(1,588)	$213,591
The Arboretum and Gateway Centers loans require monthly interest only payments until July 1, 2021, at which time monthly interest and principal payments are due until maturity. The Oklahoma City Properties loan requires monthly interest only payments until July 1, 2022, at which time monthly interest and principal payments are due until maturity. We used the net proceeds to repay a portion of the outstanding balance on the Revolver, as defined below. These three loans were deconsolidated during the quarter ended June 30, 2017, in connection with the O'Connor Joint Venture II transaction.
Highly-levered Assets
We have identified two mortgage loans that have leverage levels in excess of our targeted leverage and have worked with, or have plans to work with, the special servicers on these non-recourse mortgages. We received notices of default on Southern Hills Mall in Sioux City, Iowa and Valle Vista Mall, in Harlingen, Texas. See "Covenants" below for further discussion on these highly-levered assets. As of June 30, 2017, the mortgages on these highly-levered properties totaled $139.5 million and we expect to improve our leverage once all, or a portion of them, are transitioned to the lenders, with minimal impact to net cash flows.

Unsecured Debt
The following table identifies our total unsecured debt outstanding at June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017	December 31, 2016
Notes payable:(1)
Face amount	$250,000	$250,000
Debt issuance costs and debt discount, net	(2,000)	(2,363)
Total carrying value of notes payable	$248,000	$247,637

Unsecured term loans:(7)
Face amount - Term Loan(2)(3)	$500,000	$500,000
Face amount - December 2015 Term Loan(4)	340,000	340,000
Face amount - June 2015 Term Loan(5)	500,000	500,000
Debt issuance costs, net	(5,003)	(5,478)
Total carrying value of unsecured term loans	$1,334,997	$1,334,522

Revolving credit facility:(2)(6)
Face amount	$—	$308,000
Debt issuance costs, net	—	(1,835)
Total carrying value of revolving credit facility	$—	$306,165
(1) The unsecured notes payable consist of the 3.850% senior unsecured notes (the "Exchange Notes"). The Exchange Notes were issued at a 0.028% discount and mature on April 1, 2020.
(2) The unsecured revolving credit facility, or "Revolver" and unsecured term loan, or "Term Loan" are collectively known as the "Facility."
(3) The Term Loan bears interest at one-month LIBOR plus 1.45% per annum and will mature on May 30, 2018, subject to one 12-month extension available at our option and subject to compliance with terms of the Facility and payment of a customary extension fee. We have interest rate swap agreements totaling $200.0 million, which effectively fix the interest rate on a portion of the Term Loan at 2.04% per annum through August 1, 2018. At June 30, 2017, the applicable interest rate on the unhedged portion of the Term Loan was one-month LIBOR plus 1.45%, or 2.68% per annum.
(4) The December 2015 Term Loan bears interest at one-month LIBOR plus 1.80% per annum and will mature on January 10, 2023. We have interest rate swap agreements totaling $340.0 million, which effectively fix the interest rate at 3.51% per annum through maturity.
(5) The June 2015 Term Loan bears interest at one-month LIBOR plus 1.45% per annum and will mature on March 2, 2020. We have interest rate swap agreements totaling $500.0 million, which effectively fix the interest rate at 2.56% per annum through June 30, 2018.
(6) The Revolver provides borrowings on a revolving basis up to $900.0 million, bears interest at one-month LIBOR plus 1.25%, and will initially mature on May 30, 2018, subject to two six-month extensions available at our option subject to compliance with terms of the Facility and payment of a customary extension fee. At June 30, 2017, we had an aggregate available borrowing capacity of $899.7 million under the Revolver, net of $0.3 million reserved for outstanding letters of credit. At June 30, 2017, the applicable interest rate on the Revolver was one-month LIBOR plus 1.25%, or 2.48%.
(7) While we have interest rate swap agreements in place that fix the LIBOR portion of the rates as noted above, the spread over LIBOR could vary in the future based upon changes to the Company's credit rating.
Covenants
Our unsecured debt agreements contain financial and other covenants. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender including adjustments to the applicable interest rate. As of June 30, 2017, management believes the Company is in compliance with all covenants of its unsecured debt.
The total balance of mortgages was approximately $1.4 billion as of June 30, 2017. At June 30, 2017, certain of our consolidated subsidiaries were the borrowers under 27 non-recourse loans, one full-recourse loan and one partial-recourse loan secured by mortgages encumbering 32 properties, including one separate pool of cross-defaulted and cross-collateralized mortgages encumbering a total of four properties. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt instruments contain financial and other non-financial covenants which are specific to the properties which serve as collateral for that debt. Our existing non-recourse mortgage loans generally prohibit our subsidiaries that are borrowers thereunder from incurring additional indebtedness, subject to certain customary and limited exceptions. In addition, certain of these instruments limit the ability of the applicable borrower's parent entity from incurring mezzanine indebtedness unless certain conditions are satisfied, including compliance with maximum loan to value ratio and minimum debt service coverage ratio tests. Further, under certain of these existing agreements, if certain cash flow levels in respect of the applicable mortgaged property (as described in the applicable agreement) are not maintained for at least two consecutive quarters, the lender could accelerate the debt and enforce its right against its collateral. If the borrower fails to comply with these covenants, the lender could accelerate the debt and enforce its right against their collateral.
On March 30, 2017, the Company transferred the $40.0 million mortgage loan secured by Valle Vista Mall, located in Harlingen, Texas, to the special servicer at the request of the borrower, a consolidated subsidiary of the Company. On May 18, 2017, we received a notice of default letter, dated that same date, from the special servicer because the borrower did not repay the loan in full by its May 10, 2017 maturity date. The borrower has initiated discussions with the special servicer regarding this non-recourse loan and is considering various options. The Company will continue to manage and lease the property.
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
On June 30, 2016, we received a notice, dated that same date, that the $87.3 million mortgage loan secured by Mesa Mall had been transferred to the special servicer due to the payment default that occurred when the borrower, a consolidated subsidiary of the Company, did not repay the loan in full by its June 1, 2016 maturity date. On April 25, 2017, the Company completed a discounted payoff of the mortgage loan for $63.0 million and retained ownership and management of the property.
Upon the discounted payoff of the mortgage note payable secured for Mesa Mall, the Company recognized a gain of $21.2 million, based on the cancellation of the remaining outstanding mortgage loan balance of $24.3 million, less settlement of accrued interest, escrows and closing costs of $3.1 million, which is included in gain on extinguishment of debt, net in the consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2017. During the three and six months ended June 30, 2016, the Company recognized a net gain of $34.1 million related to the $115.3 million mortgage debt cancellation and ownership transfers of Chesapeake Square, located in Chesapeake, Virginia and Merritt Square Mall, located in Merritt Island, Florida, which is included in gain on extinguishment of debt, net in the consolidated statements of operations and comprehensive income for the periods then ended.
At June 30, 2017, management believes the applicable borrowers under our other non-recourse mortgage loans were in compliance with all covenants where non-compliance could individually, or giving effect to applicable cross-default provisions in the aggregate, have a material adverse effect on our financial condition, results of operations or cash flows. The Company has assessed each of these properties for impairment indicators and have concluded no impairment charges were warranted as of June 30, 2017.
Summary of Financing
Our consolidated debt and the effective weighted average interest rates as of June 30, 2017 and December 31, 2016, consisted of the following (dollars in thousands):

	June 30, 2017	Weighted Average Interest Rate	December 31, 2016	Weighted Average Interest Rate
Fixed-rate debt, face amount	$2,450,795	4.18%	$2,649,329	4.23%
Variable-rate debt, face amount	551,100	2.75%	859,100	2.25%
Total face amount of debt	3,001,895	3.92%	3,508,429	3.75%
Note discount	(40)		(47)
Fair value adjustments, net	9,884		12,661
Debt issuance costs, net	(11,216)		(14,639)
Total carrying value of debt	$3,000,523		$3,506,404

Contractual Obligations
The following table summarizes the material aspects of the Company's future obligations for consolidated entities as of June 30, 2017, for the remainder of 2017 and for subsequent years thereafter assuming the obligations remain outstanding through maturities noted below (in thousands):

	2017	2018 - 2019	2020 - 2021	Thereafter	Total
Long term debt (1)	$247,383	$696,836	$1,099,983	$957,693	$3,001,895
Interest payments (2)	58,509	196,353	102,427	54,150	411,439
Distributions (3)	5,801	3,028	—	—	8,829
Ground rent (4)	272	1,044	1,041	20,978	23,335
Purchase/tenant obligations (5)	77,528	1,404	913	2,359	82,204
Total	$389,493	$898,665	$1,204,364	$1,035,180	$3,527,702

(1)
Represents principal maturities only and therefore excludes net fair value adjustments of $9,884, debt issuance costs of $(11,216) and bond discount of $(40) as of June 30, 2017. In addition, the principal maturities reflect any available extension options within the control of the Company.

(2)	Variable rate interest payments are estimated based on the LIBOR rate at June 30, 2017.

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
The following table summarizes the material aspects of the Company's proportionate share of future obligations for unconsolidated entities as of June 30, 2017, for the remainder of 2017 and for subsequent years thereafter assuming the obligations remain outstanding through maturities noted below (in thousands):

	2017	2018 - 2019	2020 - 2021	Thereafter	Total
Long term debt (1)	$1,340	$6,100	$81,139	$537,607	$626,186
Interest payments	13,742	51,801	50,553	85,517	201,613
Ground rent (2)	1,795	7,461	7,699	174,986	191,941
Purchase/tenant obligations (3)	17,112	—	—	—	17,112
Total	$33,989	$65,362	$139,391	$798,110	$1,036,852

(1)
Represents principal maturities only and therefore excludes net fair value adjustments of $7,469 and debt issuance costs of $(2,851) as of June 30, 2017. In addition, the principal maturities reflect any available extension options.

(2)	Represents minimum future lease payments due through the end of the initial lease term.

(3)	Includes amounts due under executed leases and commitments to vendors for development and other matters.
Off-Balance Sheet Arrangements
Off-balance sheet arrangements consist primarily of investments in joint ventures which are common in the real estate industry. Joint ventures typically fund their cash needs through secured debt financings obtained by and in the name of the joint venture entity. The joint venture debt is secured by a first mortgage, is without recourse to the joint venture partners, and does not represent a liability of the partners, except to the extent the partners or their affiliates expressly guarantee the joint venture debt. As of June 30, 2017, there were no guarantees of joint venture related mortgage indebtedness. In addition to obligations under mortgage indebtedness, our joint ventures have obligations under ground leases and purchase/tenant obligations. Our share of obligations under joint venture debt, ground leases and purchase/tenant obligations is quantified in the unconsolidated entities table within "Contractual Obligations" above. WPG may elect to fund cash needs of a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans, although such fundings are not required contractually or otherwise.

Equity Activity
Exchange Rights
Subject to the terms of the limited partnership agreement of WPG L.P., limited partners in WPG L.P. have, at their option, the right to exchange all or any portion of their units for shares of WPG Inc. common stock on a one‑for‑one basis or cash, as determined by WPG Inc. Therefore, the common units held by limited partners are considered by WPG Inc. to be share equivalents and classified as noncontrolling interests within permanent equity, and classified by WPG L.P. as permanent equity. The amount of cash to be paid if the exchange right is exercised and the cash option is selected will be based on the market value of WPG Inc.'s common stock as determined pursuant to the terms of the WPG L.P. Partnership Agreement. During the three and six months ended June 30, 2017, WPG Inc. issued 314,577 shares of common stock to a limited partner of WPG L.P. in exchange for an equal number of units pursuant to the WPG L.P. Partnership Agreement. This transaction increased WPG Inc.’s ownership interest in WPG L.P. At June 30, 2017, WPG Inc. had reserved 34,811,858 shares of common stock for possible issuance upon the exchange of units held by limited partners.
The holders of the Series I-1 Preferred Units have, at their option, the right to have their units purchased by WPG L.P. subject to the satisfaction of certain conditions. Therefore, the Series I-1 Preferred Units are classified as redeemable noncontrolling interests outside of permanent equity.
During the three and six months ended June 30, 2017, the Company increased the number of authorized shares of WPG Inc.'s common shares, par value $0.0001 per share, from 300 million to 350 million.
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
The following is a summary by type of the awards that the Company issued during the six months ended June 30, 2017 under the Plan.
Annual Long-Term Incentive Awards
On February 21, 2017 (the "Adoption Date"), the Company approved the terms and conditions of the 2017 annual award ("2017 Annual Long-Term Incentive Awards") for certain executive officers and employees of the Company. Under the terms of the 2017 Annual Long-Term Incentive Awards program, each participant is provided the opportunity to receive (i) time-based RSUs and (ii) performance-based stock units ("PSUs"). RSUs represent a contingent right to receive one WPG Inc. common share for each vested RSU. During the six months ended June 30, 2017, the Company issued 358,198 time-based RSUs, with a grant date fair value of $3.4 million, which will vest in one-third installments on each of February 21, 2018, 2019, and 2020, subject to the participant's continued employment with the Company through each vesting date and the participant's continued compliance with certain applicable covenants. During the service period, dividend equivalents will be paid with respect to the RSUs corresponding to the amount of any dividends paid by the Company to the Company's common shareholders for the applicable dividend payment dates. Compensation expense is recognized on a straight-line basis over the three year vesting term. During the six months ended June 30, 2017, the Company issued 358,198 PSUs, at target, with a grant date fair value of $2.8 million. Actual PSUs earned may range from 0%-150% of the target PSUs, based on the Company's total shareholder return ("TSR") compared to a peer group based on companies with similar assets and revenue over a three-year performance period that commenced on the Adoption Date. During the performance period, dividend equivalents corresponding to the amount of any regular cash dividends paid by the Company to the Company’s common shareholders for the applicable dividend payment dates will accrue and be deemed reinvested in additional PSUs, which will be settled in common shares at the same time and only to the extent that the underlying PSU is earned and settled in common shares. Payout of the PSUs is also subject to the participant’s continued employment with the Company through the end of the performance period. The awards were valued through the use of a Monte Carlo model and the related compensation expense is recognized over the three year performance period.
During 2016, the Company approved the performance criteria and maximum dollar amount of the 2016 annual awards (the "2016 Annual Long-Term Incentive Awards"), that generally range from 30%-100% of annual base salary, for certain executive officers and employees of the Company. The number of awards was determined by converting the cash value of the award to a number of RSUs (the "Allocated RSUs") based on the closing price of WPG Inc.'s common shares for the final 15 trading days of 2016. Recipients were eligible to receive a percentage of the Allocated RSUs based on the Company's performance on its strategic goals detailed in the Company's 2016 cash bonus plan and the Company's relative TSR compared to a peer group based on companies with similar assets and revenue. Payout for 50% of the Allocated RSUs was based on the Company's performance on the strategic goals and the payout on the remaining 50% was based on the Company's TSR performance. Both the strategic goal component as well the TSR performance were achieved at target, resulting in a 100% payout. During the six months ended June 30, 2017, the Company awarded 324,237 of Allocated RSUs, with a grant date fair value of $2.2 million, related to the 2016 Annual Long-Term Incentive Awards, which will vest in one-third installments on each of February 21, 2018, 2019 and 2020.
During 2015, the Company approved the performance criteria and maximum dollar amount of the 2015 annual LTIP unit awards (the "2015 Annual Long-Term Incentive Awards"), that generally range from 30%-300% of annual base salary, for certain executive officers and employees of the Company. The number of awards was determined by converting the cash value of the award to a number of LTIP units (the "Allocated Units") based on the closing price of WPG Inc.'s common shares for the final 15 trading days of 2015. Eventual recipients were eligible to receive a percentage of the Allocated Units based on the Company's performance on its strategic goals detailed in the Company's 2015 cash bonus plan and the Company's relative TSR compared to the MSCI REIT Index. Payout for 40% of the Allocated Units was based on the Company's performance on the strategic goals and the payout on the remaining 60% was based on the Company's TSR performance. The strategic goal component was achieved in 2015; however, the TSR was below threshold performance, resulting in only a 40% payout for this annual LTIP award. During the six months ended June 30, 2016, the Company awarded 323,417 LTIP units related to the 2015 Annual Long-Term Incentive Awards, of which 108,118 vest in one-third installments on each of January 1, 2017, 2018 and 2019. The 94,106 LTIP units awarded to our former Executive Chairman fully vested on the grant date and the 121,193 LTIP units awarded to certain former executive officers fully vested on the applicable severance dates during 2016 pursuant to the underlying severance arrangements.
Stock Options
During the six months ended June 30, 2017, no stock options were granted from the Plan to employees, 2,739 stock options were exercised by employees and 44,121 stock options were canceled, forfeited or expired. As of June 30, 2017, there were 930,716 stock options outstanding.
During the six months ended June 30, 2016, 247,500 stock options were granted from the Plan to employees, 13,970 stock options were exercised by employees and 161,087 stock options were canceled, forfeited or expired.
WPG Restricted Stock Units
During the six months ended June 30, 2017 and 2016, the Company issued 161,000 RSUs, with a grant-date fair value of $1.2 million, and 154,570 RSUs, with a grant-date fair value of $1.6 million, respectively, to certain employees and non-employee members of the Board. The RSUs are service-based awards and the related fair value is expensed over the applicable service periods, except in instances that result in accelerated vesting due to severance arrangements or retirement of Board members.
Share Award Related Compensation Expense
During the three and six months ended June 30, 2017 and 2016, the Company recorded share award related compensation expense pertaining to the award and option plans noted above within the consolidated statements of operations and comprehensive income as indicated below (amounts in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Merger, restructuring and transaction costs	$—	$9.5	$—	$9.5
General and administrative	1.8	1.5	3.3	2.2
Total expense	$1.8	$11.0	$3.3	$11.7
In certain instances, employment agreements and stock compensation programs provide for accelerated vesting when executives are terminated without cause. Additionally, the Compensation Committee of the Board may, in its discretion, accelerate the vesting for retiring Board members.
Distributions
During the three and six months ended June 30, 2017 and 2016, the Board declared common share/unit dividends of $0.25 and $0.50 per common share/unit, respectively.

Our cash flow projections for the remainder of 2017 assume distributions at similar levels. The gain generated from the O'Connor Joint Venture II will result in taxable income that could increase the amount required to meet the REIT minimum distribution requirements. However, we currently have plans to substantially offset the additional taxable income with various tax strategies that we believe are available to us.
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
On March 2, 2017, the O'Connor Joint Venture I completed the acquisition of Pearlridge Uptown II (see details under "Overview - Basis of Presentation - The O'Connor Joint Ventures").
Dispositions.    We pursue the disposition of properties that no longer meet our strategic criteria or interests in properties to generate proceeds for alternate business uses.
On June 13, 2017, we sold 49% of our interest in Malibu Lumber Yard as part of the O'Connor Joint Venture II transaction (see details under "Overview - Basis of Presentation - The O'Connor Joint Ventures").
On June 7, 2017, we completed the sale of Morgantown Commons, to a private real estate investor for a purchase price of approximately $6.7 million. The net proceeds were used for general corporate purposes.
On May 16, 2017, we completed the sale of an 80,000 square foot vacant anchor parcel at Indian Mound Mall to a private real estate investor for a purchase price of approximately $0.8 million. The net proceeds were used for general corporate purposes.
On May 12, 2017, we completed the transaction forming the O'Connor Joint Venture II with regard to the ownership and operation of six of the Company's retail properties and certain related outparcels. Under the terms of the joint venture agreement, we retained a 51% non-controlling interest and sold a 49% interest to O'Connor, the third party partner (see details under "Overview - Basis of Presentation - The O'Connor Joint Ventures").
On February 21, 2017, we completed the sale of Gulf View Square and River Oaks Center to private real estate investors for an aggregate purchase price of $42.0 million, which was classified as real estate held for sale on the consolidated balance sheet as of December 31, 2016. The net proceeds from the transaction were used to reduce corporate debt.
On January 10, 2017, we completed the sale of Virginia Center Commons to a private real estate investor for a purchase price of $9.0 million, which was classified as real estate held for sale on the consolidated balance sheet as of December 31, 2016. The net proceeds from the transaction were used to reduce corporate debt.
In connection with the sales noted above, the Company recorded net gains of $125.4 million for the three and six months ended June 30, 2017, which are included in gain (loss) on disposition of interests in properties, net in the consolidated statements of operations and comprehensive income.
Development Activity
New Development, Expansions and Redevelopments.  We routinely incur costs related to construction for significant redevelopment and expansion projects at our properties. We expect our share of development costs for calendar year 2017 related to these activities to be approximately $125 million. Our estimated stabilized return on invested capital typically ranges between 8% - 11%.
During the fourth quarter of 2016 we held our grand opening of our new approximately 400,000 square foot shopping center in the Houston metropolitan area, Fairfield Town Center. The investment to date on this project is $46.3 million. The total project budget for the phases that have been constructed thus far is $50 million before any available incentives with an expected yield of 7% - 9%. The project features retailers such as H-E-B, Academy Sports, Marshall's, Party City, Old Navy, and Ulta Cosmetics. In addition, a number of dining options are at the center such as Chipotle, PeiWei, Whataburger, and Zoe's Kitchen. The project is performing very well with 94% of the space open as of June 30, 2017. We are currently evaluating an expansion of the project due to strong tenant demand.

At Northwoods Mall in Peoria, Illinois, we plan to redevelop the space from a former Macy’s store that closed in March 2016. We purchased the store from Macy’s in January 2017. We will redevelop the former department store to add entertainment, food and some additional in-line retailers. The redevelopment will be anchored by a 56,000 square foot Round 1 Entertainment, the first to the market. Round 1 will provide bowling entertainment as well as food and adult beverages. In addition to Round 1, we anticipate adding dining options and new retail stores. The expected investment in this redevelopment is approximately $16 million with an anticipated yield of 8% - 9%. We anticipate completion of this project in 2018.
At Classen Curve in Oklahoma City, Oklahoma, we plan to add new 28,000 - 32,000 square feet multi-tenant buildings to the open-air center to add new retailers to the fully leased center. The project will feature first-to-market Athleta, Evereve and Soft Surroundings, as well as Board Room Salon for Men and Francesca’s. Our pro-rata share of the investment is expected to be between $5.1 and $6.6 million with openings in late 2017. The yield on this project is expected to be 10% - 12%.
At The Outlet Collection | Seattle, in Auburn, Washington, we plan to replace a Marshall’s store that vacated in the first quarter of 2017 with a new Dave & Buster’s which is expected to open in 2018. The investment in the anchor box replacement is expected to be between $4.5 and $5.5 million and the yield is expected to be approximately 9% - 11%.
At Pearlridge Center in Aiea, Hawaii (“Pearlridge”), we have commenced a $33 million, 18-month renovation project. The project entails a refresh of the “Downtown” section of the center, with some new tenants including a new 9,100 square foot men’s apparel store, an expanded and remodeled food court, new finishes and entrances. Architecturally, the contemporary design will reflect the history of the area and take advantage of the natural lighting. In 2016, Hawaii Pacific Health commenced construction of a state of the art cancer treatment center that will be completed in 2017. The funding for the development will be shared pro-rata with our joint venture partner, resulting in our share of the investment of approximately $17 million and the expected yield on the project is 6% - 8%. The redevelopment will come on line at various times beginning in late 2017 and throughout 2018.
In addition at Pearlridge, we have also commenced construction of a new stand-alone 10,000 square foot Down To Earth natural foods-and-products store, a new Bank of Hawaii branch, and restaurant offerings including Pieology and Five Guys Burger and Fries.
At Scottsdale Quarter in Scottsdale, Arizona, our most recent redevelopment effort involves the final phase of the significant expansion of our initial development of the project. The first part of the expansion has been completed, comprising of the buildings on the north and south parcels with tenancy including American Girl and Design Within Reach, as well as luxury apartment homes and office space. The final component of the expansion will be comprised of approximately 300 new luxury apartment homes and 35,000 square feet of new street-level retail. The street-level retail and luxury apartment homes will have substantial amenities, such as new on-site parking and roof-top terraces overlooking Scottsdale Quarter and the McDowell Mountains. Construction is expected to start in 2017 with tenants beginning to open in 2018.
At Great Lakes Mall in Mentor, Ohio, we have commenced redevelopment of a former Dillard’s Men’s Store. Dillard’s made the decision earlier in 2017 to consolidate its department stores at Great Lakes Mall into a single renovated anchor space. The redevelopment will be anchored by Round 1 Entertainment (see description above), as well as additional dining options and new retailers at the property. We will invest approximately $15 million in this redevelopment with an expected yield of 7% - 9%.
At Markland Mall in Kokomo, Indiana, we have plans to redevelop a Sears department store that is scheduled to close in 2017. We will invest between $16 and $18 million in the project with an expected yield of 8% - 10%. The redevelopment includes both the Sears space as well as a former MC Sports store. We will be adding tenants that further enhance the mix of offerings at the property with the addition of food offerings, big-box retailers and entertainment. The project is expected to be completed in 2018.
At Cottonwood Mall in Albuquerque, New Mexico, we acquired the former Macy’s store for a planned redevelopment at the property. We plan to replace the former department store with a mix of entertainment, dining and retail. Once our plans are finalized, we will provide more detail on the investment and yield.

Capital Expenditures
The following table summarizes total consolidated capital expenditures on a cash basis for the six months ended June 30, 2017 (in thousands):

New developments	$4,094
Redevelopments and expansions	37,079
Tenant allowances	12,680
Operational capital expenditures	9,117
Total (1)	$62,970
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
The following schedule reconciles total FFO to net income for the three and six months ended June 30, 2017 and 2016 (in thousands, except share/unit amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$164,500	$24,737	$179,124	$38,418
Less: Preferred dividends and distributions on preferred operating partnership units	(3,568)	(3,568)	(7,136)	(7,136)
Adjustments to Arrive at FFO:
Real estate depreciation and amortization, including joint venture impact	75,079	76,900	149,600	156,312
(Gain) loss on disposition of interests in properties, net and impairment loss	(125,385)	88	(116,927)	2,297
Net loss attributable to noncontrolling interest holders in properties	—	8	—	14
Noncontrolling interests portion of depreciation and amortization	—	(40)	—	(79)
FFO of the Operating Partnership (1)	110,626	98,125	204,661	189,826
FFO allocable to limited partners	17,368	15,268	32,202	29,550
FFO allocable to common shareholders/unitholders	$93,258	$82,857	$172,459	$160,276

Diluted earnings per share/unit	$0.72	$0.10	$0.77	$0.14
Adjustments to arrive at FFO per share/unit:
Real estate depreciation and amortization, including joint venture impact	0.34	0.35	0.67	0.71
(Gain) loss on disposition of interests in properties, net and impairment loss	(0.56)	0.00	(0.52)	0.01
Diluted FFO per share/unit	$0.50	$0.45	$0.92	$0.86

Weighted average shares outstanding - basic	186,844,293	185,487,373	186,562,797	185,462,152
Weighted average limited partnership units outstanding	34,894,953	34,304,679	34,940,575	34,304,757
Weighted average additional dilutive securities outstanding	524,354	856,562	530,684	757,293
Weighted average shares/units outstanding - diluted	222,263,600	220,648,614	222,034,056	220,524,202

(1)
FFO of the operating partnership increased $14.8 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. During the six months ended June 30, 2016, we incurred $29.9 million in merger and acquisition expenses that were attributable to the management transition and the exploration of strategic alternatives. We did not incur similar expenses during the six months ended June 30, 2017. Offsetting this increase to FFO, we recorded $12.9 million less on the gain of extinguishment of debt, net when comparing the six months ended June 30, 2017 to the same period ended 2016. Gain on extinguishment of debt, net recognized for the six months ended June 30, 2017 period consisted of the $21.2 million gain related to the discounted payoff of the $87.3 million mortgage loan secured by Mesa Mall. The gain on extinguishment of debt, net recognized in the six months ended June 30, 2016 period consisted of the $34.1 million net gain from the transitioning of Merritt Square Mall and Chesapeake Square to the lenders.

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
The following schedule reconciles comparable NOI to operating income and presents comparable NOI percent change for the three and six months ended June 30, 2017 and 2016 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Operating income	$49,869	$25,835	$99,400	$81,213

Depreciation and amortization	66,620	69,232	134,131	140,635
General and administrative and merger, restructuring and transaction costs	9,091	39,346	17,919	50,150
Impairment loss	—	—	8,509	—
Fee income	(1,941)	(1,765)	(3,523)	(3,213)
Management fee allocation	37	3,159	513	6,769
Pro-rata share of unconsolidated joint ventures in comp NOI	14,828	8,700	26,733	19,863
Property allocated corporate expense	3,497	3,439	6,409	6,805
Non-comparable properties and other (1)	(2,333)	(1,919)	(5,496)	(4,913)
NOI from sold properties	(326)	(6,821)	(1,854)	(15,531)
Termination income and outparcel sales	(1,944)	(86)	(3,053)	(436)
Straight-line rents	(377)	(146)	(831)	100
Ground lease adjustments for straight-line and fair market value	25	(5)	30	(10)
Fair market value and inducement adjustments to base rents	(2,845)	(2,107)	(5,046)	(3,964)

Comparable NOI	$134,201	$136,862	$273,841	$277,468
Comparable NOI percentage change	(1.9)%		(1.3)%

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
We are exposed to market risk from changes in interest rates, primarily LIBOR. We seek to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs by closely monitoring our variable rate debt and converting such debt to fixed rates when we deem such conversion advantageous. From time to time, we may enter into interest rate swap agreements or other interest rate hedging contracts. While these agreements are intended to lessen the impact of rising interest rates, they also expose us to the risks that the other parties to the agreements will not perform, we could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly effective cash flow hedges under GAAP guidance. As of June 30, 2017, $546.1 million (net of $5.0 million in debt issuance costs) of our aggregate indebtedness (18.2% of total indebtedness) was subject to variable interest rates, excluding amounts outstanding under variable rate loans that have been hedged to fixed interest rates.
If LIBOR rates of interest on our variable rate debt fluctuated, our future earnings and cash flows would be impacted, depending upon the current LIBOR rates and the existence of any derivative contracts current in effect.  Based upon our variable rate debt balance as of June 30, 2017, a 50 basis point increase in LIBOR rates would result in a decrease in earnings and cash flow of $2.8 million annually and a 50 basis point decrease in LIBOR rates would result in an increase in earnings and cash flow of $2.8 million annually.  This assumes that the amount outstanding under our variable rate debt remains at $546.1 million, the balance as of June 30, 2017.

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
Changes in Internal Control Over Financial Reporting.  There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Changes in Internal Control Over Financial Reporting.  There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
2.1*
First Amendment to Purchase, Sale and Escrow Agreement, dated November 2, 2016, by and among WPG-OC New Limited Partner, LP, WPG-OC General Partner, LLC, WPG-OC General Partner II, LLC, WPG-OC General Partner III, LLC, O'Connor Mall Partners, L.P. and Fidelity National Title Insurance Company, dated as of January 4, 2017.

2.2*
Second Amendment to Purchase, Sale and Escrow Agreement, dated November 2, 2016, by and among WPG-OC New Limited Partner, LP, WPG-OC General Partner, LLC, WPG-OC General Partner II, LLC, WPG-OC General Partner III, LLC, WPG Management Associates, Inc., WPG-OC Limited Partner II, LLC, O'Connor Mall Partners, L.P., O'Connor Mall Parallel Partners, L.P. and Fidelity National Title Insurance Company, dated as of April 26, 2017.

2.3*
Third Amendment to Purchase, Sale and Escrow Agreement, dated November 2, 2016, by and among WPG-OC New Limited Partner, LP, WPG-OC General Partner, LLC, WPG-OC General Partner II, LLC, WPG-OC General Partner III, LLC, WPG Management Associates, Inc., WPG-OC Limited Partner II, LLC, O'Connor Mall Partners, L.P., O'Connor Mall Parallel Partners, L.P. and Fidelity National Title Insurance Company, dated as of May 11, 2017.

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

Date:	July 27, 2017	By:	/s/ Mark E. Yale
Mark E. Yale Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	July 27, 2017	By:	/s/ Melissa A. Indest
Melissa A. Indest Chief Accounting Officer and Senior Vice President, Finance (Principal Accounting Officer)