Form 10-Q
period 2017-09-30
WASHINGTON PRIME GROUP INC.; Washington Prime Group, L.P.
filed 2017-10-26
CIK 1594686, 1610911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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
As of October 25, 2017, Washington Prime Group Inc. had 185,791,421 shares of common stock outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarter ended September 30, 2017 of Washington Prime Group Inc. and Washington Prime Group, L.P. Unless stated otherwise or the context requires otherwise, references to "WPG Inc." mean Washington Prime Group Inc., an Indiana corporation, and references to "WPG L.P." mean Washington Prime Group, L.P., an Indiana limited partnership, and its consolidated subsidiaries, in cases where it is important to distinguish between WPG Inc. and WPG L.P. We use the terms "WPG," the "Company,” “we,” "us," and “our” to refer to WPG Inc., WPG L.P., and entities in which WPG Inc. or WPG L.P. (or any affiliate) has a material interest on a consolidated basis, unless the context indicates otherwise.

WPG Inc. operates as a self-managed and self-administered real estate investment trust (“REIT”). WPG Inc. owns properties and conducts operations through WPG L.P., of which WPG Inc. is the sole general partner and of which it held approximately 84.3% of the partnership interests (“OP units”) at September 30, 2017. The remaining OP units are owned by various limited partners. As the sole general partner of WPG L.P., WPG Inc. has the exclusive and complete responsibility for WPG L.P.’s day-to-day management and control. Management operates WPG Inc. and WPG L.P. as one enterprise. The management of WPG Inc. consists of the same persons who direct the management of WPG L.P. As general partner with control of WPG L.P., WPG Inc. consolidates WPG L.P. for financial reporting purposes, and WPG Inc. does not have significant assets other than its investment in WPG L.P. Therefore, the assets and liabilities of WPG Inc. and WPG L.P. are substantially the same on their respective consolidated financial statements and the disclosures of WPG Inc. and WPG L.P. also are substantially similar.
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

WASHINGTON PRIME GROUP INC. AND WASHINGTON PRIME GROUP, L.P.
FORM 10-Q

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements
Washington Prime Group Inc.
Unaudited Consolidated Balance Sheets
(dollars in thousands, except share and par value amounts)

	September 30, 2017	December 31, 2016
ASSETS:
Investment properties at cost	$5,867,043	$6,294,628
Less: accumulated depreciation	2,127,412	2,122,572
	3,739,631	4,172,056
Cash and cash equivalents	48,263	59,353
Tenant receivables and accrued revenue, net	90,184	99,967
Real estate assets held-for-sale	—	50,642
Investment in and advances to unconsolidated entities, at equity	465,051	458,892
Deferred costs and other assets	210,311	266,556
Total assets	$4,553,440	$5,107,466
LIABILITIES:
Mortgage notes payable	$1,412,975	$1,618,080
Notes payable	979,553	247,637
Unsecured term loans	606,380	1,334,522
Revolving credit facility	—	306,165
Accounts payable, accrued expenses, intangibles, and deferred revenues	273,966	309,178
Distributions payable	2,992	2,992
Cash distributions and losses in unconsolidated entities, at equity	15,421	15,421
Total liabilities	3,291,287	3,833,995
Redeemable noncontrolling interests	3,265	10,660
EQUITY:
Stockholders' Equity:
Series H Cumulative Redeemable Preferred Stock, $0.0001 par value, 4,000,000 shares issued and outstanding as of September 30, 2017 and December 31, 2016	104,251	104,251
Series I Cumulative Redeemable Preferred Stock, $0.0001 par value, 3,800,000 shares issued and outstanding as of September 30, 2017 and December 31, 2016	98,325	98,325
Common stock, $0.0001 par value, 350,000,000 shares authorized; 185,791,421 issued and outstanding as of September 30, 2017 and 300,000,000 shares authorized; 185,427,411 issued and outstanding as of December 31, 2016	19	19
Capital in excess of par value	1,239,216	1,232,638
Accumulated deficit	(353,997)	(346,706)
Accumulated other comprehensive income	4,539	4,916
Total stockholders' equity	1,092,353	1,093,443
Noncontrolling interests	166,535	169,368
Total equity	1,258,888	1,262,811
Total liabilities, redeemable noncontrolling interests and equity	$4,553,440	$5,107,466

The accompanying notes are an integral part of these statements.

Washington Prime Group Inc.
Unaudited Consolidated Statements of Operations and Comprehensive (Loss) Income
(dollars in thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
REVENUE:
Minimum rent	$122,942	$142,811	$389,491	$427,173
Overage rent	1,687	2,419	5,818	7,787
Tenant reimbursements	50,239	60,006	159,150	177,372
Other income	4,452	4,686	16,426	13,359
Total revenues	179,320	209,922	570,885	625,691
EXPENSES:
Property operating	37,098	41,295	109,506	124,754
Depreciation and amortization	65,383	71,287	199,514	211,922
Real estate taxes	20,401	26,296	69,661	77,184
Advertising and promotion	2,112	2,638	6,539	7,467
Provision for credit losses	796	306	4,280	2,801
General and administrative	8,108	8,139	26,027	28,375
Merger, restructuring and transaction costs	—	(307)	—	29,607
Ground rent	237	1,142	2,264	3,242
Impairment loss	20,892	20,701	29,401	20,701
Total operating expenses	155,027	171,497	447,192	506,053
OPERATING INCOME	24,293	38,425	123,693	119,638
Interest expense, net	(34,344)	(32,168)	(98,113)	(103,982)
Gain on extinguishment of debt, net	—	—	21,221	34,078
Income and other taxes	(448)	(322)	(2,996)	(1,415)
Loss from unconsolidated entities, net	(165)	(933)	(781)	(2,602)
(LOSS) INCOME BEFORE GAIN (LOSS) ON DISPOSITION OF INTERESTS IN PROPERTIES, NET	(10,664)	5,002	43,024	45,717
Gain (loss) on disposition of interests in properties, net	—	181	125,436	(2,116)
NET (LOSS) INCOME	(10,664)	5,183	168,460	43,601
Net (loss) income attributable to noncontrolling interests	(2,269)	313	25,070	5,394
NET (LOSS) INCOME ATTRIBUTABLE TO THE COMPANY	(8,395)	4,870	143,390	38,207
Less: Preferred share dividends	(3,508)	(3,508)	(10,524)	(10,524)
NET (LOSS) INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(11,903)	$1,362	$132,866	$27,683

(LOSS) EARNINGS PER COMMON SHARE, BASIC & DILUTED	$(0.06)	$0.01	$0.71	$0.15

COMPREHENSIVE (LOSS) INCOME:
Net (loss) income	$(10,664)	$5,183	$168,460	$43,601
Unrealized (loss) income on interest rate derivative instruments	(727)	3,500	(428)	(15,547)
Comprehensive (loss) income	(11,391)	8,683	168,032	28,054
Comprehensive (loss) income attributable to noncontrolling interests	(2,378)	872	25,019	2,917
Comprehensive (loss) income attributable to common shareholders	$(9,013)	$7,811	$143,013	$25,137

The accompanying notes are an integral part of these statements.

Washington Prime Group Inc.
Unaudited Consolidated Statements of Cash Flows
(dollars in thousands)

	For the Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$168,460	$43,601
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including fair value rent, fair value debt, deferred financing costs and equity-based compensation	199,982	216,924
Gain on extinguishment of debt, net	(21,221)	(34,078)
(Gain) loss on disposition of interests in properties and outparcels, net	(125,710)	2,116
Impairment loss	29,401	20,701
Provision for credit losses	4,280	2,801
Loss from unconsolidated entities, net	781	2,602
Distributions of income from unconsolidated entities	529	241
Changes in assets and liabilities:
Tenant receivables and accrued revenue, net	4,415	(574)
Deferred costs and other assets	(27,767)	(21,402)
Accounts payable, accrued expenses, deferred revenues and other liabilities	4,509	(32,980)
Net cash provided by operating activities	237,659	199,952
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net	(109,161)	(126,605)
Restricted cash reserves for future capital expenditures, net	(1,561)	(4,997)
Net proceeds from disposition of interests in properties and outparcels	209,240	16,314
Investments in unconsolidated entities	(48,628)	(10,419)
Distributions of capital from unconsolidated entities	56,962	35,558
Net cash provided by (used in) investing activities	106,852	(90,149)
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to noncontrolling interest holders in properties	(23)	—
Redemption of limited partner units	(90)	(5)
Change in lender-required restricted cash reserves on mortgage loans	4	(1,865)
Net proceeds from issuance of common shares, including common stock plans	13	512
Purchase of redeemable noncontrolling interest	(6,830)	(339)
Distributions on common and preferred shares/units	(177,126)	(176,234)
Proceeds from issuance of debt, net of transaction costs	1,099,347	166,801
Repayments of debt	(1,270,896)	(157,135)
Net cash used in financing activities	(355,601)	(168,265)
DECREASE IN CASH AND CASH EQUIVALENTS	(11,090)	(58,462)
CASH AND CASH EQUIVALENTS, beginning of period	59,353	116,253
CASH AND CASH EQUIVALENTS, end of period	$48,263	$57,791

The accompanying notes are an integral part of these statements.

Washington Prime Group Inc.
Unaudited Consolidated Statement of Equity
(dollars in thousands, except per share/unit amounts)

	Preferred Series H	Preferred Series I	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity	Non- Controlling Interests	Total Equity	Redeemable Non-Controlling Interests
Balance, December 31, 2016	$104,251	$98,325	$19	$1,232,638	$(346,706)	$4,916	$1,093,443	$169,368	$1,262,811	$10,660
Exercise of stock options	—	—	—	13	—	—	13	—	13	—
Redemption of limited partner units	—	—	—	—	—	—	—	(90)	(90)	—
Exchange of limited partner units	—	—	—	2,463	—	—	2,463	(2,463)	—	—
Other	—	—	—	(109)	—	—	(109)	—	(109)	—
Equity-based compensation	—	—	—	3,943	—	—	3,943	872	4,815	—
Adjustments to noncontrolling interests	—	—	—	(297)	—	—	(297)	297	—	—
Purchase of redeemable noncontrolling interest	—	—	—	565	—	—	565	—	565	(7,395)
Distributions on common shares/units ($0.75 per common share/unit)	—	—	—	—	(140,157)	—	(140,157)	(26,288)	(166,445)	—
Distributions declared on preferred shares	—	—	—	—	(10,524)	—	(10,524)	—	(10,524)	—
Other comprehensive loss	—	—	—	—	—	(377)	(377)	(51)	(428)	—
Net income, excluding $180 of distributions to preferred unitholders	—	—	—	—	143,390	—	143,390	24,890	168,280	—
Balance, September 30, 2017	$104,251	$98,325	$19	$1,239,216	$(353,997)	$4,539	$1,092,353	$166,535	$1,258,888	$3,265

The accompanying notes are an integral part of this statement.

Washington Prime Group, L.P.
Unaudited Consolidated Balance Sheets
(dollars in thousands, except unit amounts)

	September 30, 2017	December 31, 2016
ASSETS:
Investment properties at cost	$5,867,043	$6,294,628
Less: accumulated depreciation	2,127,412	2,122,572
	3,739,631	4,172,056
Cash and cash equivalents	48,263	59,353
Tenant receivables and accrued revenue, net	90,184	99,967
Real estate assets held-for-sale	—	50,642
Investment in and advances to unconsolidated entities, at equity	465,051	458,892
Deferred costs and other assets	210,311	266,556
Total assets	$4,553,440	$5,107,466
LIABILITIES:
Mortgage notes payable	$1,412,975	$1,618,080
Notes payable	979,553	247,637
Unsecured term loans	606,380	1,334,522
Revolving credit facility	—	306,165
Accounts payable, accrued expenses, intangibles, and deferred revenues	273,966	309,178
Distributions payable	2,992	2,992
Cash distributions and losses in unconsolidated entities, at equity	15,421	15,421
Total liabilities	3,291,287	3,833,995
Redeemable noncontrolling interests	3,265	10,660
EQUITY:
Partners' Equity:
General partner
Preferred equity, 7,800,000 units issued and outstanding as of September 30, 2017 and December 31, 2016	202,576	202,576
Common equity, 185,791,421 and 185,427,411 units issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	889,777	890,867
Total general partners' equity	1,092,353	1,093,443
Limited partners, 34,783,277 and 35,127,735 units issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	165,454	168,264
Total partners' equity	1,257,807	1,261,707
Noncontrolling interests	1,081	1,104
Total equity	1,258,888	1,262,811
Total liabilities, redeemable noncontrolling interests and equity	$4,553,440	$5,107,466

The accompanying notes are an integral part of these statements.

Washington Prime Group, L.P.
Unaudited Consolidated Statements of Operations and Comprehensive (Loss) Income
(dollars in thousands, except per unit amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
REVENUE:
Minimum rent	$122,942	$142,811	$389,491	$427,173
Overage rent	1,687	2,419	5,818	7,787
Tenant reimbursements	50,239	60,006	159,150	177,372
Other income	4,452	4,686	16,426	13,359
Total revenues	179,320	209,922	570,885	625,691
EXPENSES:
Property operating	37,098	41,295	109,506	124,754
Depreciation and amortization	65,383	71,287	199,514	211,922
Real estate taxes	20,401	26,296	69,661	77,184
Advertising and promotion	2,112	2,638	6,539	7,467
Provision for credit losses	796	306	4,280	2,801
General and administrative	8,108	8,139	26,027	28,375
Merger, restructuring and transaction costs	—	(307)	—	29,607
Ground rent	237	1,142	2,264	3,242
Impairment loss	20,892	20,701	29,401	20,701
Total operating expenses	155,027	171,497	447,192	506,053
OPERATING INCOME	24,293	38,425	123,693	119,638
Interest expense, net	(34,344)	(32,168)	(98,113)	(103,982)
Gain on extinguishment of debt, net	—	—	21,221	34,078
Income and other taxes	(448)	(322)	(2,996)	(1,415)
Loss from unconsolidated entities, net	(165)	(933)	(781)	(2,602)
(LOSS) INCOME BEFORE GAIN (LOSS) ON DISPOSITION OF INTERESTS IN PROPERTIES, NET	(10,664)	5,002	43,024	45,717
Gain (loss) on disposition of interests in properties, net	—	181	125,436	(2,116)
NET (LOSS) INCOME	(10,664)	5,183	168,460	43,601
Net loss attributable to noncontrolling interests	—	(4)	—	(18)
NET (LOSS) INCOME ATTRIBUTABLE TO UNITHOLDERS	(10,664)	5,187	168,460	43,619
Less: Preferred unit distributions	(3,568)	(3,568)	(10,704)	(10,704)
NET (LOSS) INCOME ATTRIBUTABLE TO COMMON UNITHOLDERS	$(14,232)	$1,619	$157,756	$32,915

NET (LOSS) INCOME ATTRIBUTABLE TO COMMON UNITHOLDERS:
General partner	$(11,903)	$1,362	$132,866	$27,683
Limited partners	(2,329)	257	24,890	5,232
Net (loss) income attributable to common unitholders	$(14,232)	$1,619	$157,756	$32,915

(LOSS) EARNINGS PER COMMON UNIT, BASIC & DILUTED	$(0.06)	$0.01	$0.71	$0.15

COMPREHENSIVE (LOSS) INCOME:
Net (loss) income	$(10,664)	$5,183	$168,460	$43,601
Unrealized (loss) income on interest rate derivative instruments	(727)	3,500	(428)	(15,547)
Comprehensive (loss) income	(11,391)	8,683	168,032	28,054
Comprehensive loss attributable to noncontrolling interests	—	(4)	—	(18)
Comprehensive (loss) income attributable to unitholders	$(11,391)	$8,687	$168,032	$28,072

The accompanying notes are an integral part of these statements.

Washington Prime Group, L.P.
Unaudited Consolidated Statements of Cash Flows
(dollars in thousands)

	For the Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$168,460	$43,601
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including fair value rent, fair value debt, deferred financing costs and equity-based compensation	199,982	216,924
Gain on extinguishment of debt, net	(21,221)	(34,078)
(Gain) loss on disposition of interests in properties and outparcels, net	(125,710)	2,116
Impairment loss	29,401	20,701
Provision for credit losses	4,280	2,801
Loss from unconsolidated entities, net	781	2,602
Distributions of income from unconsolidated entities	529	241
Changes in assets and liabilities:
Tenant receivables and accrued revenue, net	4,415	(574)
Deferred costs and other assets	(27,767)	(21,402)
Accounts payable, accrued expenses, deferred revenues and other liabilities	4,509	(32,980)
Net cash provided by operating activities	237,659	199,952
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net	(109,161)	(126,605)
Restricted cash reserves for future capital expenditures, net	(1,561)	(4,997)
Net proceeds from disposition of interests in properties and outparcels	209,240	16,314
Investments in unconsolidated entities	(48,628)	(10,419)
Distributions of capital from unconsolidated entities	56,962	35,558
Net cash provided by (used in) investing activities	106,852	(90,149)
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to noncontrolling interest holders in properties	(23)	—
Redemption of limited partner units	(90)	(5)
Change in lender-required restricted cash reserves on mortgage loans	4	(1,865)
Net proceeds from issuance of common units, including equity-based compensation plans	13	512
Purchase of redeemable noncontrolling interest	(6,830)	(339)
Distributions to unitholders, net	(177,126)	(176,234)
Proceeds from issuance of debt, net of transaction costs	1,099,347	166,801
Repayments of debt	(1,270,896)	(157,135)
Net cash used in financing activities	(355,601)	(168,265)
DECREASE IN CASH AND CASH EQUIVALENTS	(11,090)	(58,462)
CASH AND CASH EQUIVALENTS, beginning of period	59,353	116,253
CASH AND CASH EQUIVALENTS, end of period	$48,263	$57,791

The accompanying notes are an integral part of these statements.

Washington Prime Group, L.P.
Unaudited Consolidated Statement of Equity
(dollars in thousands, except per unit amounts)

	General Partner
	Preferred	Common	Total	Limited Partners	Total Partners' Equity	Non- Controlling Interests	Total Equity	Redeemable Non-Controlling Interests
Balance, December 31, 2016	$202,576	$890,867	$1,093,443	$168,264	$1,261,707	$1,104	$1,262,811	$10,660
Exercise of stock options	—	13	13	—	13	—	13	—
Redemption of limited partner units	—	—	—	(90)	(90)	—	(90)	—
Limited partner units exchanged to common units	—	2,463	2,463	(2,463)	—	—	—	—
Other	—	(109)	(109)	—	(109)	—	(109)	—
Equity-based compensation	—	3,943	3,943	872	4,815	—	4,815	—
Adjustments to limited partners' interests	—	(297)	(297)	297	—	—	—	—
Purchase of redeemable noncontrolling interest	—	565	565	—	565	—	565	(7,395)
Distributions on common units ($0.75 per common unit)	—	(140,157)	(140,157)	(26,265)	(166,422)	(23)	(166,445)	—
Distributions declared on preferred units	(10,524)	—	(10,524)	—	(10,524)	—	(10,524)	(180)
Other comprehensive loss	—	(377)	(377)	(51)	(428)	—	(428)	—
Net income	10,524	132,866	143,390	24,890	168,280	—	168,280	180
Balance, September 30, 2017	$202,576	$889,777	$1,092,353	$165,454	$1,257,807	$1,081	$1,258,888	$3,265

The accompanying notes are an integral part of this statement.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

1.	Organization
Washington Prime Group Inc. (“WPG Inc.”) is an Indiana corporation that operates as a fully integrated, self‑administered and self‑managed real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended (the "Code"). REITs will generally not be liable for federal corporate income taxes as long as they continue to distribute not less than 100% of their taxable income and satisfy certain other requirements. Washington Prime Group, L.P. (“WPG L.P.”) is WPG Inc.'s majority‑owned limited partnership subsidiary that owns, develops and manages, through its affiliates, all of WPG Inc.'s real estate properties and other assets. WPG Inc. is the sole general partner of WPG L.P. As of September 30, 2017, our assets consisted of material interests in 110 shopping centers in the United States, consisting of open air properties and enclosed retail properties, comprised of approximately 60 million square feet of gross leasable area.
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
Leadership Transition
2017 Activity
On September 28, 2017, Mr. Keric M. "Butch" Knerr, Executive Vice President and Chief Operating Officer, resigned from the Company. There were no severance payments or accelerated vesting of stock compensation benefits in connection with his transition.
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
In connection with and as part of the aforementioned management changes, the Company took a charge of $29.6 million during the nine months ended September 30, 2016, of which $25.5 million related to severance and restructuring-related costs, including $9.5 million of non-cash stock compensation in the form of accelerated vesting of equity incentive awards, and $4.1 million related to fees and expenses incurred in connection with the Company's investigation of various strategic alternatives, which costs are included in merger, restructuring and transaction costs in the accompanying consolidated statements of operations and comprehensive (loss) income.

2.	Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The consolidated balance sheets as of September 30, 2017 and December 31, 2016 include the accounts of WPG Inc. and WPG L.P., as well as their majority owned and controlled subsidiaries. The accompanying consolidated statements of operations include the consolidated accounts of the Company. All intercompany transactions have been eliminated in consolidation. Due to the seasonal nature of certain operational activities, the results for the interim period ended September 30, 2017 are not necessarily indicative of the results to be expected for the full year.

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
There have been no changes during the nine months ended September 30, 2017 to any of our previous conclusions about whether an entity qualifies as a VIE or whether we are the primary beneficiary of any previously identified VIE. During the nine months ended September 30, 2017, we did not provide financial or other support to a previously identified VIE that we were not previously contractually obligated to provide.
Investments in partnerships and joint ventures represent our noncontrolling ownership interests in properties. We account for these investments using the equity method of accounting. We initially record these investments at cost and we subsequently adjust for net equity in income or loss, which we allocate in accordance with the provisions of the applicable partnership or joint venture agreement and cash contributions and distributions, if applicable. The allocation provisions in the partnership or joint venture agreements are not always consistent with the legal ownership interests held by each general or limited partner or joint venture investee primarily due to partner preferences. We separately report investments in joint ventures for which accumulated distributions have exceeded investments in and our share of net income from the joint ventures within cash distributions and losses in unconsolidated entities, at equity in the consolidated balance sheets. The net equity of certain joint ventures is less than zero because of financing or operating distributions that are usually greater than net income, as net income includes non-cash charges for depreciation and amortization, and WPG has committed to or intends to fund the venture.
As of September 30, 2017, our assets consisted of material interests in 110 shopping centers. The consolidated financial statements as of that date reflect the consolidation of 93 wholly owned properties and four additional properties that are less than wholly owned, but which we control or for which we are the primary beneficiary. We account for our interests in the remaining 13 properties, or the joint venture properties, using the equity method of accounting, as we have determined that we have significant influence over their operations. While we manage the day-to-day operations of the joint venture properties, we do not control the operations as we have determined that our partner or partners have substantive participating rights with respect to the assets and operations of these joint venture properties.
We allocate net operating results of WPG L.P. to third parties and to WPG Inc. based on the partners' respective weighted average ownership interests in WPG L.P. Net operating results of WPG L.P. attributable to third parties are reflected in net income attributable to noncontrolling interests. WPG Inc.'s weighted average ownership interest in WPG L.P. was 84.2% and 84.1% for the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017 and December 31, 2016, WPG Inc.'s ownership interest in WPG L.P. was 84.3% and 84.1%, respectively. We adjust the noncontrolling limited partners' interests at the end of each period to reflect their interest in WPG L.P.

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
Segment Disclosure
Our primary business is the ownership, development and management of retail real estate. We have aggregated our operations, including enclosed retail properties and open air properties, into one reportable segment because they have similar economic characteristics and we provide similar products and services to similar types of, and in many cases, the same tenants.
New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers (Topic 606)." ASU 2014-09 revises GAAP by offering a single comprehensive revenue recognition standard instead of numerous revenue requirements for particular industries or transactions, which sometimes resulted in different accounting for economically similar transactions. An entity has the option to apply the provisions of ASU 2014-09 either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying this standard recognized at the date of initial application. On July 9, 2015, the FASB announced it would defer the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date. The FASB also decided to permit early adoption of the standard, but not before the original effective date of December 15, 2016. This new standard will be effective for the Company on January 1, 2018 and, upon effectiveness, certain of our revenue streams will be impacted. The impacted revenue streams primarily consist of fees earned from management, development and leasing services provided to joint ventures in which we own an interest and other ancillary income earned from our properties. During the nine months ended September 30, 2017, these revenues were approximately 2% of consolidated revenue. We expect that fee income earned from our joint ventures for the above-mentioned services will generally be recognized in a manner consistent with our current measurement and patterns of recognition. As a result, we do not expect the adoption of this standard to have a significant impact on our consolidated results of operations upon adoption in 2018. We expect to adopt the standard using the modified retrospective approach, which requires a cumulative effect adjustment as of the date of adoption.
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
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. It is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. From a lessee perspective, the Company currently has five material ground leases and two material office leases that, under the new guidance, will result in the recognition of a lease liability and corresponding right-of-use asset. From a lessor perspective, the new guidance remains mostly similar to current rules, though contract consideration will now be allocated between lease and non-lease components. Non-lease component allocations will be recognized under ASU 2014-09, and we expect that this will result in a different pattern of recognition for certain non-lease components, including for fixed common-area ("CAM") revenues. In addition, ASU 2016-02 limits the capitalization of leasing costs to initial direct costs, which will likely result in a reduction to our capitalized leasing costs and an increase to general and administrative expenses, though the amount of such changes is highly dependent upon the leasing compensation structures in place at the time of adoption. We are currently evaluating the impact the adoption of this standard will have on our consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230)." ASU 2016-15 is intended to reduce diversity in practice with respect to how certain transactions are classified in the statement of cash flows. It is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years with early adoption permitted. In addition, in November 2016, the Emerging Issues Task Force ("EITF") of the FASB issued EITF Issue 16-A "Restricted Cash," requiring that a statement of cash flows explain the change during the period in total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash would be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance is also effective for fiscal years beginning after December 15, 2017, including interim periods. These new standards require a retrospective transition approach. The Company has $28.7 million and $29.2 million of restricted cash on its consolidated balance sheets as of September 30, 2017 and December 31, 2016, respectively, whose cash flow statement classification will change to align with the new guidance upon our adoption of the EITF. We are currently evaluating the impact of the adoption of these new standards.
In January 2017, the FASB issued ASU 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business," that provides guidance to assist entities with evaluating when a set of transferred assets and activities (set) is a business. The new guidance requires an acquirer to determine if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of assets; if so, the set of transferred assets and activities is not a business. The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years with early adoption permitted and will be applied on a prospective basis for transactions that occur within the period of adoption. We early adopted this standard prospectively as of January 1, 2017, as permitted under the standard, and anticipate subsequent property acquisitions to be accounted for under asset acquisition accounting rather than business combination accounting, resulting in capitalization of transactions costs rather than expensing of said costs.
In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities," to better align the results of hedge accounting with an entity's risk management activities. The new guidance aims to reduce complexity in fair value hedges of interest rate risk and eliminates the requirement to separately measure and report hedge ineffectiveness, generally requiring the entire change in the fair value of the hedging instrument to be presented in the same income statement line as the hedged item. The new guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and requires a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption, with early adoption permitted in any interim period or fiscal year before the effective date. The updated presentation and disclosure guidance is required only on a prospective basis. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements and related disclosures.
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

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

During the nine months ended September 30, 2017, the buyer of Knoxville Center, located in Knoxville, Tennessee, amended and extended the maturity of the promissory note receivable that was issued in connection with the August 19, 2016 sale of the property. In conjunction with the amended terms, the buyer paid the Company $0.5 million of the outstanding principal balance. Under the amended and extended terms, the buyer shall pay the Company monthly principal and interest payments of approximately $0.1 million until December 31, 2017, at which time the outstanding principal balance is due. As of September 30, 2017, the outstanding principal balance was $5.5 million and the buyer was current on its principal and interest payments.
Redeemable Noncontrolling Interests for WPG Inc.
During the nine months ended September 30, 2017, but prior to the completion of the O'Connor Joint Venture II transaction (see Note 5 - "Investment in Unconsolidated Entities, at Equity" for further details), the Company purchased all of the redeemable noncontrolling interest equity owned by unaffiliated third parties in the joint venture entity that owned Arbor Hills, located in Ann Arbor, Michigan (the "Arbor Hills Venture") and the joint venture (the "Oklahoma City Properties Venture") that owned Classen Curve and The Triangle at Classen Curve, each located in Oklahoma City, Oklahoma and Nichols Hills Plaza, located in Nichols Hills, Oklahoma (the "Oklahoma City Properties," collectively). As of September 30, 2017, the only remaining redeemable noncontrolling interests relate to the outstanding WPG L.P. 7.3% Series I-1 Preferred Units (the "Series I-1 Preferred Units").

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
On February 21, 2017, we completed the sale of Gulf View Square, located in Port Richey, Florida, and River Oaks Center, located in Chicago, Illinois, to unaffiliated private real estate investors for an aggregate purchase price of $42.0 million, which was classified as real estate held for sale on the accompanying consolidated balance sheet as of December 31, 2016. The net proceeds from the transaction were used to reduce corporate debt.
On January 10, 2017, we completed the sale of Virginia Center Commons, located in Glen Allen, Virginia, to an unaffiliated private real estate investor for a purchase price of $9.0 million, which was classified as real estate held for sale on the accompanying consolidated balance sheet as of December 31, 2016. The net proceeds from the transaction were used to reduce corporate debt.
In connection with the 2017 dispositions, the Company recorded net losses of $0.7 million for the nine months ended September 30, 2017, which are included in gain (loss) on disposition of interests in properties, net in the accompanying consolidated statements of operations and comprehensive (loss) income.
2016 Dispositions
On August 19, 2016, the Company completed the sale of Knoxville Center to a private real estate investor for a purchase price of $10.1 million, which consisted of $3.9 million in cash and a $6.2 million promissory note (see Note 3 - "Summary of Significant Accounting Policies" for further discussion). The net proceeds from the transaction were used to reduce the balance outstanding under the Revolver, as defined below (see Note 6 - "Indebtedness").
On January 29, 2016, the Company completed the sale of Forest Mall and Northlake Mall to unaffiliated private real estate investors for an aggregate purchase price of $30.0 million. The net proceeds from the transaction were used to reduce the balance outstanding under the Revolver, as defined below (see Note 6 - "Indebtedness").
In connection with the 2016 dispositions, the Company recorded a $0.2 million gain and a $2.1 million loss, which is included in gain (loss) on disposition of interests in properties, net in the accompanying consolidated statements of operations and comprehensive (loss) income for the three and nine months ended September 30, 2016, respectively.
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

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

Impairment
On October 4, 2017, the Company entered into a purchase agreement to sell Colonial Park Mall, located in Harrisburg, Pennsylvania (see Note 12 - "Subsequent Events"). The agreement is subject to closing requirements. Given uncertainties around the property's disposition due to the lack of a firm commitment as of September 30, 2017, the property remains classified as held for use as of September 30, 2017. We shortened the hold period used in assessing impairment for this asset, which resulted in the carrying value not being recoverable from the expected cash flows. The purchase offer represents the best available evidence of fair value for the property. We compared the estimated fair value measurement of the property to its relative carrying value, which resulted in the recording of an impairment charge of approximately $20.9 million in the accompanying consolidated statements of operations and comprehensive (loss) income for the three and nine months ended September 30, 2017.
During the first quarter of 2017, the Company entered into a purchase and sale agreement to dispose of Morgantown Commons, which was sold in the second quarter of 2017. We shortened the hold period used in assessing impairment for the asset during the quarter ended March 31, 2017, which resulted in the carrying value not being recoverable from the expected cash flows. The purchase offer represented the best available evidence of fair value for this property. We compared the fair value to the carrying value, which resulted in the recording of an impairment charge of approximately $8.5 million in the accompanying consolidated statements of operations and comprehensive (loss) income for the nine months ended September 30, 2017.
During, and subsequent to, the third quarter of 2016, the Company entered into purchase and sale agreements to sell Gulf View Square; Richmond Town Square, located in Cleveland, Ohio; River Oaks Center; and Virginia Center Commons. We adjusted the carrying values to the purchase offers and recorded an aggregate impairment charge of $20.7 million in the accompanying consolidated statements of operations and comprehensive (loss) income for the three and nine months ended September 30, 2016.

5.	Investment in Unconsolidated Entities, at Equity
The Company's investment activity in unconsolidated real estate entities during the nine months ended September 30, 2017 and September 30, 2016 consisted of investments in the following material joint ventures:

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

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

The transaction generated net proceeds to the Company of approximately $138.9 million, after taking into consideration costs associated with the transaction and the assumption of debt (including the new mortgage loans on The Arboretum, Gateway Centers, and Oklahoma City Properties which closed prior to the joint venture transaction; see Note 6 - "Indebtedness" for net proceeds to the Company from the new mortgage loans), which we used to reduce the Company's debt as well as for general corporate purposes. Since we no longer control the operations of the properties included in the O'Connor Joint Venture II, we deconsolidated the properties and recorded a gain in connection with this partial sale of $126.1 million, which is included in gain (loss) on disposition of interests in properties, net in the accompanying consolidated statements of operations and comprehensive (loss) income for the nine months ended September 30, 2017. The gain was recorded pursuant to ASC 360-20 and calculated based upon proceeds received, less 49% of the book value of the deconsolidated net assets. Our retained 51% non-controlling equity method interest was valued at historical cost based upon the pro rata book value of the retained interest in the net assets. We retained management and leasing responsibilities for the properties included in the O'Connor Joint Venture II, though our partner's substantive participating rights over certain decisions most important to the operations of the O'Connor Joint Venture II preclude our control and consolidation of this venture. In connection with the formation of this joint venture, we recorded transaction costs of approximately $6.4 million as part of our basis in this investment.

•	The Seminole Joint Venture
This investment consists of a 45% legal interest held by the Company in Seminole Towne Center, an approximate 1.1 million square foot enclosed regional retail property located in the Orlando, Florida area. The Company's effective financial interest in this property (after preferences) is estimated to be approximately 22% for 2017. We retain management and leasing responsibilities for the Seminole Joint Venture. During the three and nine months ended September 30, 2017, the Company received cash of $0.2 million (after preferences) related to our share of the proceeds from the sale of an outparcel, which was recorded in loss from unconsolidated entities, net in the accompanying consolidated statements of operations and comprehensive (loss) income.
Individual agreements specify which services the Company is to provide to each joint venture. The Company, through its affiliates, provide management, development, construction, marketing, leasing and legal services for a fee to each of the joint ventures described above. Related to performing these services, we recorded management fees of $2.3 million and $5.8 million for the three and nine months ended September 30, 2017, respectively, and $1.7 million and $4.9 million for the three and nine months ended September 30, 2016, respectively, which are included in other income in the accompanying consolidated statements of operations and comprehensive (loss) income. Advances to the O'Connor Joint Venture I and O'Connor Joint Venture II totaled $6.7 million as of September 30, 2017 and, with respect to the O'Connor Joint Venture I only, $2.5 million as of December 31, 2016, which is included in investment in and advances to unconsolidated entities, at equity in the accompanying consolidated balance sheets. Management deems this balance to be collectible and anticipates repayment within one year.
The following table presents the combined statements of operations for the O'Connor Joint Venture II from May 12, 2017 (the closing date of the venture), and in the case of Malibu Lumber Yard from June 13, 2017 (the date the venture acquired the property), through September 30, 2017 and the O'Connor Joint Venture I, the Seminole Joint Venture, and an indirect 12.5% ownership interest in certain real estate for all periods presented during which the Company accounted for these investments as unconsolidated entities for the three and nine months ended September 30, 2017 and 2016:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Total revenues	$63,403	$47,530	$170,689	$141,336
Operating expenses	25,848	19,730	70,845	58,292
Depreciation and amortization	24,483	20,401	65,743	60,125
Operating income	13,072	7,399	34,101	22,919
Gain on sale of interests in unconsolidated entities	1,585	1,014	1,585	1,014
Interest expense, taxes, and other, net	(12,958)	(8,423)	(32,992)	(24,588)
Net income (loss) from the Company's unconsolidated real estate entities	1,699	(10)	2,694	(655)
Our share of loss from the Company's unconsolidated real estate entities	$(165)	$(933)	$(781)	$(2,602)

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

6.	Indebtedness
Mortgage Debt
Total mortgage indebtedness at September 30, 2017 and December 31, 2016 was as follows:

	September 30, 2017	December 31, 2016
Face amount of mortgage loans	$1,407,974	$1,610,429
Fair value adjustments, net	8,967	12,661
Debt issuance cost, net	(3,966)	(5,010)
Carrying value of mortgage loans	$1,412,975	$1,618,080
A roll forward of mortgage indebtedness from December 31, 2016 to September 30, 2017 is summarized as follows:

Balance at December 31, 2016	$1,618,080
Debt amortization payments	(14,896)
Repayment of debt	(63,000)
Debt issuances, net of debt issuance costs	213,574
Debt cancelled upon partial paydown	(24,250)
Debt transferred to unconsolidated entities, net of debt issuance costs and fair value adjustments	(314,595)
Amortization of fair value and other adjustments	(2,846)
Amortization of debt issuance costs	908
Balance at September 30, 2017	$1,412,975
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
The Arboretum and Gateway Centers loans require monthly interest only payments until July 1, 2021, at which time monthly interest and principal payments are due until maturity. The Oklahoma City Properties loan requires monthly interest only payments until July 1, 2022, at which time monthly interest and principal payments are due until maturity. We used the net proceeds to repay a portion of the outstanding balance on the Revolver, as defined below. These three loans were deconsolidated during the quarter ended June 30, 2017, in connection with the completion of the O'Connor Joint Venture II transaction.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

Unsecured Debt
The following table identifies our total unsecured debt outstanding at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Notes payable:
Face amount - the Exchange Notes(1)	$250,000	$250,000
Face amount - 5.950% Notes due 2024(2)	750,000	—
Debt discount, net	(11,424)	(47)
Debt issuance costs, net	(9,023)	(2,316)
Total carrying value of notes payable	$979,553	$247,637

Unsecured term loans:(8)
Face amount - Term Loan(3)(4)	$—	$500,000
Face amount - December 2015 Term Loan(5)	340,000	340,000
Face amount - June 2015 Term Loan(6)	270,000	500,000
Debt issuance costs, net	(3,620)	(5,478)
Total carrying value of unsecured term loans	$606,380	$1,334,522

Revolving credit facility:(3)(7)
Face amount	$—	$308,000
Debt issuance costs, net	—	(1,835)
Total carrying value of revolving credit facility	$—	$306,165
(1) The Exchange Notes were issued at a 0.028% discount, bear interest at 3.850% per annum and mature on April 1, 2020.
(2) On August 4, 2017, WPG L.P. completed the issuance of $750.0 million of unsecured notes. The notes were issued at a 1.533% discount, with an interest rate of 5.950% per annum, and mature on August 15, 2024. Proceeds from the unsecured notes offering were used to pay down the Term Loan (defined below) and for partial repayment of the June 2015 Term Loan as discussed below. The interest rate could vary in the future based upon changes to the Company's credit ratings.
(3) The unsecured revolving credit facility, or "Revolver" and unsecured term loan, or "Term Loan" are collectively known as the "Facility."
(4) The Term Loan bore interest at one-month LIBOR plus 1.45% per annum. We had interest rate swap agreements totaling $200.0 million, which effectively fixed the interest rate on a portion of the Term Loan at 2.04% per annum. During the three months ended September 30, 2017, the Term Loan was repaid in full and the Company wrote off $0.2 million of debt issuance costs.
(5) The December 2015 Term Loan bears interest at one-month LIBOR plus 1.80% per annum and will mature on January 10, 2023. We have interest rate swap agreements totaling $340.0 million, which effectively fix the interest rate at 3.51% per annum through maturity.
(6) The June 2015 Term Loan bears interest at one-month LIBOR plus 1.45% per annum and will mature on March 2, 2020. We have interest rate swap agreements totaling $270.0 million, which effectively fix the interest rate at 2.56% per annum through June 30, 2018. During the three months ended September 30, 2017, the Company repaid $230.0 million of the June 2015 Term Loan and wrote off $0.9 million of debt issuance costs.
(7) The Revolver provides borrowings on a revolving basis up to $900.0 million, bears interest at one-month LIBOR plus 1.25%, and will initially mature on May 30, 2018, subject to two six-month extensions available at our option subject to compliance with terms of the Facility and payment of a customary extension fee. At September 30, 2017, we had an aggregate available borrowing capacity of $899.7 million under the Revolver, net of $0.3 million reserved for outstanding letters of credit. At September 30, 2017, the applicable interest rate on the Revolver was one-month LIBOR plus 1.25%, or 2.48%.
(8) While we have interest rate swap agreements in place that fix the LIBOR portion of the rates as noted above, the spread over LIBOR could vary in the future based upon changes to the Company's credit ratings.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

Covenants

Our unsecured debt agreements contain financial and other covenants. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender including adjustments to the applicable interest rate. As of September 30, 2017, management believes the Company is in compliance with all covenants of its unsecured debt.
The total balance of mortgages was approximately $1.4 billion as of September 30, 2017. At September 30, 2017, certain of our consolidated subsidiaries were the borrowers under 27 non-recourse loans, one full-recourse loan and one partial-recourse loan secured by mortgages encumbering 32 properties, including one separate pool of cross-defaulted and cross-collateralized mortgages encumbering a total of four properties. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt instruments contain financial and other non-financial covenants which are specific to the properties which serve as collateral for that debt. If the borrower fails to comply with these covenants, the lender could accelerate the debt and enforce its right against their collateral. Our existing non-recourse mortgage loans generally prohibit our subsidiaries that are borrowers thereunder from incurring additional indebtedness, subject to certain customary and limited exceptions. In addition, certain of these instruments limit the ability of the applicable borrower's parent entity from incurring mezzanine indebtedness unless certain conditions are satisfied, including compliance with maximum loan to value ratio and minimum debt service coverage ratio tests. Further, under certain of these existing agreements, if certain cash flow levels in respect of the applicable mortgaged property (as described in the applicable agreement) are not maintained for at least two consecutive quarters, the lender could accelerate the debt and enforce its right against its collateral.
On March 30, 2017, the Company transferred the $40.0 million mortgage loan secured by Valle Vista Mall, located in Harlingen, Texas, to the special servicer at the request of the borrower, a consolidated subsidiary of the Company. On May 18, 2017, we received a notice of default letter, dated that same date, from the special servicer because the borrower did not repay the loan in full by its May 10, 2017 maturity date. On October 3, 2017, an affiliate of WPG Inc. transitioned the property to the lender (see Note 12 - "Subsequent Events").
On June 6, 2016, we received a notice of default letter, dated June 3, 2016, from the special servicer to the borrower of the $99.7 million mortgage loan secured by Southern Hills Mall, located in Sioux City, Iowa.  The letter was sent because the borrower, a consolidated subsidiary of the Company, did not repay the loan in full by its June 1, 2016 maturity date.  On October 27, 2016, we received notification that a receiver had been appointed to manage and lease the property. On October 17, 2017, an affiliate of WPG Inc. completed a discounted payoff of the mortgage loan for $55.0 million and will retain ownership and management of the property (see Note 12 - "Subsequent Events").
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
Upon the discounted payoff of the mortgage note payable secured by Mesa Mall, the Company recognized a gain of $21.2 million, based on the cancellation of the remaining outstanding mortgage loan balance of $24.3 million, less settlement of accrued interest, escrows and closing costs of $3.1 million, which is included in gain on extinguishment of debt, net in the accompanying consolidated statements of operations and comprehensive (loss) income for the nine months ended September 30, 2017. During the nine months ended September 30, 2016, the Company recognized a net gain of $34.1 million related to the $115.3 million mortgage debt cancellation and ownership transfers of Chesapeake Square, located in Chesapeake, Virginia and Merritt Square Mall, located in Merritt Island, Florida, which is included in gain on extinguishment of debt, net in the accompanying consolidated statements of operations and comprehensive (loss) income for the periods then ended.
At September 30, 2017, management believes the applicable borrowers under our other non-recourse mortgage loans were in compliance with all covenants where non-compliance could individually, or giving effect to applicable cross-default provisions in the aggregate, have a material adverse effect on our financial condition, results of operations or cash flows. The Company has assessed each of these properties for impairment indicators and have concluded no impairment charges were warranted as of September 30, 2017.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

Fair Value of Debt
The carrying values of our variable-rate loans approximate their fair values. We estimate the fair values of fixed-rate mortgages and fixed-rate unsecured debt (including variable-rate unsecured debt swapped to fixed-rate) using cash flows discounted at current borrowing rates. We estimate the fair values of consolidated fixed-rate unsecured notes payable using quoted market prices, or, if no quoted market prices are available, we use quoted market prices for securities with similar terms and maturities.
The book value and fair value of these financial instruments and the related discount rate assumptions as of September 30, 2017 and December 31, 2016 are summarized as follows:

	September 30, 2017	December 31, 2016
Book value of fixed-rate mortgages(1)	$1,156,874	$1,359,329
Fair value of fixed-rate mortgages	$1,192,412	$1,403,103
Weighted average discount rates assumed in calculation of fair value for fixed-rate mortgages	3.84%	3.79%

Book value of fixed-rate unsecured debt(1)	$1,610,000	$1,290,000
Fair value of fixed-rate unsecured debt	$1,620,761	$1,261,858
Weighted average discount rates assumed in calculation of fair value for fixed-rate unsecured debt	4.24%	2.86%
(1) Excludes debt issuance costs and applicable debt discounts.

7.	Derivative Financial Instruments
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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in other comprehensive income ("OCI") or other comprehensive loss (“OCL”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Net realized gains or losses resulting from derivatives that were settled in conjunction with planned fixed-rate financings or refinancings continue to be included in accumulated other comprehensive income ("AOCI") during the term of the hedged debt transaction. Any ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company recognized $52 of hedge ineffectiveness as a decrease to earnings and $76 of hedge ineffectiveness as an increase to earnings during the three and nine months ended September 30, 2017, respectively. The Company recognized $1,692 of hedge ineffectiveness as an increase to earnings and $1,220 of hedge ineffectiveness as a decrease to earnings during the three and nine months ended September 30, 2016, respectively, primarily resulting from a mismatch in the terms of the December 2015 Term Loan and the corresponding derivative. The December 2015 Term Loan includes a 0% LIBOR floor while the corresponding derivative does not.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

Amounts reported in AOCI relate to derivatives that will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt. Realized gains or losses on settled derivative instruments included in AOCI are recognized as an adjustment to income over the term of the hedged debt transaction. During the next twelve months, the Company estimates that an additional $1.5 million will be reclassified as a decrease to interest expense.
On August 4, 2017, the Company terminated six interest rate derivatives and partially terminated one interest rate derivative with an aggregate notional amount of $430,000, upon the repayment of the Term Loan and partial repayment of the June 2015 Term Loan, receiving cash proceeds of approximately $2.0 million upon settlement. As of September 30, 2017, the Company had 9 outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk with a notional value of $709,600.
The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the consolidated balance sheets as of September 30, 2017 and December 31, 2016:

Derivatives designated as hedging instruments:		Balance Sheet Location	September 30, 2017	December 31, 2016
Interest rate products	Asset derivatives	Deferred costs and other assets	$3,829	$5,754
Interest rate products	Liability derivatives	Accounts payable, accrued expenses, intangibles and deferred revenues	$—	$2
The asset derivative instruments were reported at their fair value of $3,829 and $5,754 in deferred costs and other assets at September 30, 2017 and December 31, 2016, respectively, with a corresponding adjustment to OCI for the unrealized gains and losses (net of noncontrolling interest allocation). The liability derivative instruments were reported at their fair value of $0 and $2 in accounts payable, accrued expenses, intangibles, and deferred revenues at September 30, 2017 and December 31, 2016, respectively, with a corresponding adjustment to OCL for the unrealized gains and losses (net of noncontrolling interest allocation). Over time, the unrealized gains and losses held in AOCI will be reclassified to earnings. This reclassification will correlate with the recognition of the hedged interest payments in earnings.
The table below presents the effect of the Company's derivative financial instruments on the consolidated statements of operations and comprehensive (loss) income for the three and nine months ended September 30, 2017 and 2016:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended			Three Months Ended			Three Months Ended
	September 30,			September 30,			September 30,
	2017	2016		2017	2016		2017	2016
Interest rate products	$(577)	$1,651	Interest expense	$(150)	$1,849	Interest expense	$(52)	$1,692

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Nine Months Ended			Nine Months Ended			Nine Months Ended
	September 30,			September 30,			September 30,
	2017	2016		2017	2016		2017	2016
Interest rate products	$(1,858)	$(21,237)	Interest expense	$1,430	$5,690	Interest expense	$76	$(1,220)

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
As of September 30, 2017, the Company did not have any derivative instruments that contain credit-risk related contingent features that are in a net liability position.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2017 and December 31, 2016, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
The tables below presents the Company’s net assets and liabilities measured at fair value as of September 30, 2017 and December 31, 2016 aggregated by the level in the fair value hierarchy within which those measurements fall:

	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2017
Derivative instruments, net	$—	$3,829	$—	$3,829

	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2016
Derivative instruments, net	$—	$5,752	$—	$5,752

8.	Equity
Exchange Rights
Subject to the terms of the limited partnership agreement of WPG L.P., limited partners in WPG L.P. have, at their option, the right to exchange all or any portion of their units for shares of WPG Inc. common stock on a one‑for‑one basis or cash, as determined by WPG Inc. Therefore, the common units held by limited partners are considered by WPG Inc. to be share equivalents and classified as noncontrolling interests within permanent equity, and classified by WPG L.P. as permanent equity. The amount of cash to be paid if the exchange right is exercised and the cash option is selected will be based on the market value of WPG Inc.'s common stock as determined pursuant to the terms of the WPG L.P. Partnership Agreement. During the nine months ended September 30, 2017, WPG Inc. issued 314,577 shares of common stock to a limited partner of WPG L.P. in exchange for an equal

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

number of units pursuant to the WPG L.P. Partnership Agreement. This transaction increased WPG Inc.’s ownership interest in WPG L.P. At September 30, 2017, WPG Inc. had reserved 34,783,277 shares of common stock for possible issuance upon the exchange of units held by limited partners.
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
The following is a summary by type of the awards that the Company issued during the nine months ended September 30, 2017 and September 30, 2016 under the Plan.
Annual Long-Term Incentive Awards
On February 21, 2017 (the "Adoption Date"), the Company approved the terms and conditions of the 2017 annual award ("2017 Annual Long-Term Incentive Awards") for certain executive officers and employees of the Company. Under the terms of the 2017 Annual Long-Term Incentive Awards program, each participant is provided the opportunity to receive (i) time-based RSUs and (ii) performance-based stock units ("PSUs"). RSUs represent a contingent right to receive one WPG Inc. common share for each vested RSU. During the nine months ended September 30, 2017, the Company issued 358,198 time-based RSUs, with a grant date fair value of $3.4 million, which will vest in one-third installments on each of February 21, 2018, 2019, and 2020, subject to the participant's continued employment with the Company through each vesting date and the participant's continued compliance with certain applicable covenants. During the service period, dividend equivalents will be paid with respect to the RSUs corresponding to the amount of any dividends paid by the Company to the Company's common shareholders for the applicable dividend payment dates. Compensation expense is recognized on a straight-line basis over the three year vesting term. During the nine months ended September 30, 2017, the Company issued 358,198 PSUs, at target, with a grant date fair value of $2.8 million. Actual PSUs earned may range from 0%-150% of the PSUs allocated to the award recipient, based on the Company's total shareholder return ("TSR") compared to a peer group based on companies with similar assets and revenue over a three-year performance period that commenced on the Adoption Date. During the performance period, dividend equivalents corresponding to the amount of any regular cash dividends paid by the Company to the Company’s common shareholders for the applicable dividend payment dates will accrue and be deemed reinvested in additional PSUs, which will be settled in common shares at the same time and only to the extent that the underlying PSU is earned and settled in common shares. Payout of the PSUs is also subject to the participant’s continued employment with the Company through the end of the performance period. The awards were valued through the use of a Monte Carlo model and the related compensation expense is recognized over the three-year performance period.
During 2016, the Company approved the performance criteria and maximum dollar amount of the 2016 annual awards (the "2016 Annual Long-Term Incentive Awards"), that generally range from 30%-100% of annual base salary, for certain executive officers and employees of the Company. The number of awards was determined by converting the cash value of the award to a number of RSUs (the "Allocated RSUs") based on the closing price of WPG Inc.'s common shares for the final 15 trading days of 2016. Recipients were eligible to receive a percentage of the Allocated RSUs based on the Company's performance on its strategic goals detailed in the Company's 2016 cash bonus plan and the Company's relative TSR compared to a peer group based on companies with similar assets and revenue. Payout for 50% of the Allocated RSUs was based on the Company's performance on the strategic goals and the payout on the remaining 50% was based on the Company's TSR performance. Both the strategic goal component as well the TSR performance were achieved at target, resulting in a 100% payout. During the nine months ended September 30, 2017, the Company awarded 324,237 of Allocated RSUs, with a grant date fair value of $2.2 million, related to the 2016 Annual Long-Term Incentive Awards, which will vest in one-third installments on each of February 21, 2018, 2019 and 2020.

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
Stock Options
During the nine months ended September 30, 2017, no stock options were granted from the Plan to employees, 2,739 stock options were exercised by employees and 48,077 stock options were canceled, forfeited or expired. As of September 30, 2017, there were 926,760 stock options outstanding.
During the nine months ended September 30, 2016, 247,500 stock options were granted from the Plan to employees, 13,970 stock options were exercised by employees and 179,640 stock options were canceled, forfeited or expired.
WPG Restricted Stock Units
During the nine months ended September 30, 2017 and 2016, the Company issued 161,000 RSUs, with a grant-date fair value of $1.2 million, and 228,297 RSUs, with a grant-date fair value of $2.6 million, respectively, to certain employees and non-employee members of the Board. The RSUs are service-based awards and the related fair value is expensed over the applicable service periods, except in instances that result in accelerated vesting due to severance arrangements or retirement of Board members.
Share Award Related Compensation Expense
During the three and nine months ended September 30, 2017 and 2016, the Company recorded share award related compensation expense pertaining to the award and option plans noted above within the consolidated statements of operations and comprehensive (loss) income as indicated below (amounts in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Merger, restructuring and transaction costs	$—	$—	$—	$9.5
General and administrative	1.5	1.1	4.8	3.3
Total expense	$1.5	$1.1	$4.8	$12.8
In certain instances, employment agreements and stock compensation programs provide for accelerated vesting when executives are terminated without cause. Additionally, the Compensation Committee of the Board may, in its discretion, accelerate the vesting for retiring Board members.
Distributions
During the three and nine months ended September 30, 2017 and 2016, the Board declared common share/unit dividends of $0.25 and $0.75 per common share/unit, respectively.

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
Transactions with Simon Property Group Inc.
The Company was formed in 2014 through a spin-off of certain properties from Simon Property Group, Inc. ("SPG"). SPG managed the day-to-day operations of our legacy SPG enclosed retail properties through February 29, 2016 in accordance with property management agreements that expired as of May 31, 2016. Additionally, WPG and SPG entered into a transition services agreement pursuant to which SPG provided to WPG, on an interim, transitional basis after May 28, 2014 through May 31, 2016, the date on which it was terminated, various services including administrative support for the open air properties through December 31, 2015, information technology, property management, accounts payable and other financial functions, as well as engineering support, quality assurance support and other administrative services for the enclosed retail properties until March 1, 2016. Under the transition services agreement that terminated on May 31, 2016, SPG charged WPG, based upon SPG's allocation of certain shared costs such as insurance premiums, advertising and promotional programs, leasing and development fees. Amounts charged to expense for property management and common costs, services, and other as well as insurance premiums are included in property operating expenses in the consolidated statements of operations and comprehensive (loss) income. Additionally, leasing and development fees charged by SPG are capitalized by the property. WPG terminated the transition services agreement, all applicable property management agreements with SPG, and the property development agreement effective May 31, 2016.
We did not incur any charges pertaining to the transition services agreements for the three and nine months ended September 30, 2017. Charges for the consolidated and unconsolidated properties for the three and nine months ended September 30, 2016 are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016		2016
	Consolidated	Unconsolidated	Consolidated	Unconsolidated
Property management and common costs, services and other	$344	$72	$8,791	$196
Advertising and promotional programs	$—	$—	$102	$6
Capitalized leasing and development fees	$683	$15	$3,166	$23

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

11.	(Loss) Earnings Per Common Share/Unit
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
The following table sets forth the computation of WPG Inc.'s basic and diluted (loss) earnings per common share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
(Loss) Earnings Per Common Share, Basic:
Net (loss) income attributable to common shareholders - basic	$(11,903)	$1,362	$132,866	$27,683
Weighted average shares outstanding - basic	187,133,517	185,633,393	186,755,128	185,519,649
(Loss) earnings per common share, basic	$(0.06)	$0.01	$0.71	$0.15

(Loss) Earnings Per Common Share, Diluted:
Net (loss) income attributable to common shareholders - basic	$(11,903)	$1,362	$132,866	$27,683
Net (loss) income attributable to common unitholders	(2,329)	257	24,890	5,232
Net (loss) income attributable to common shareholders - diluted	$(14,232)	$1,619	$157,756	$32,915
Weighted average common shares outstanding - basic	187,133,517	185,633,393	186,755,128	185,519,649
Weighted average operating partnership units outstanding	34,680,662	34,304,444	34,852,985	34,304,652
Weighted average additional dilutive securities outstanding	—	896,199	504,160	789,756
Weighted average common shares outstanding - diluted	221,814,179	220,834,036	222,112,273	220,614,057
(Loss) earnings per common share, diluted	$(0.06)	$0.01	$0.71	$0.15
For the three and nine months ended September 30, 2017 and 2016, additional potentially dilutive securities include contingently-issuable outstanding stock options and performance based components of annual awards. For the three months ended September 30, 2017, the effect of 495,848 securities were excluded as their inclusion would be anti-dilutive. We accrue distributions when they are declared.

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
The following table sets forth the computation of WPG L.P.'s basic and diluted (loss) earnings per common unit:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
(Loss) Earnings Per Common Unit, Basic and Diluted:
Net (loss) income attributable to common unitholders - basic and diluted	$(14,232)	$1,619	$157,756	$32,915
Weighted average common units outstanding - basic	221,814,179	219,937,837	221,608,113	219,824,301
Weighted average additional dilutive securities outstanding	—	896,199	504,160	789,756
Weighted average units outstanding - diluted	221,814,179	220,834,036	222,112,273	220,614,057
(Loss) earnings per common unit, basic and diluted	$(0.06)	$0.01	$0.71	$0.15
For the three and nine months ended September 30, 2017 and 2016, additional potentially dilutive securities include contingently-issuable units related to WPG Inc.'s outstanding stock options, WPG Inc.'s performance based components of annual awards, and WPG L.P.'s annual LTIP unit awards. For the three months ended September 30, 2017, the effect of 495,848 securities were excluded as their inclusion would be anti-dilutive. We accrue distributions when they are declared.

12.	Subsequent Events
On October 2, 2017, an affiliate of WPG Inc. repaid the $99.6 million mortgage loan on WestShore Plaza, located in Tampa, Florida. This repayment was funded by borrowings on the Revolver.
On October 3, 2017, an affiliate of WPG Inc. transferred title of Valle Vista Mall to the mortgage lender pursuant to the terms of a deed-in-lieu of foreclosure agreement entered into by the WPG Inc.'s affiliate and the mortgage lender concerning the $40.0 million mortgage loan. The Company will record a gain of approximately $27.0 million related to this debt extinguishment during the fourth quarter of 2017.
On October 4, 2017, an affiliate of WPG Inc. entered into a purchase agreement to sell Colonial Park Mall to an unaffiliated private real estate investor for approximately $15.0 million. The sale is subject to customary closing requirements, and the proceeds will be used for general corporate purposes. During the three and nine months ended September 30, 2017, we recorded an impairment charge of approximately $20.9 million (see Note 4 - "Investment in Real Estate" for further details).
On October 17, 2017, an affiliate of WPG Inc. completed a discounted payoff of the $99.7 million mortgage loan secured by Southern Hills Mall for $55.0 million and will retain ownership and management of the property. This repayment was funded by borrowings on the Revolver. The Company will record a gain between $40.0 million and $45.0 million related to this repayment during the fourth quarter of 2017.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in this report.
Overview - Basis of Presentation
Washington Prime Group™ Inc. (“WPG Inc.”) is an Indiana corporation that operates as a fully integrated, self‑administered and self‑managed real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended (the "Code"). REITs will generally not be liable for federal corporate income taxes as long as they continue to distribute not less than 100% of their taxable income and satisfy certain other requirements. Washington Prime Group, L.P. (“WPG L.P.”) is WPG Inc.'s majority‑owned limited partnership subsidiary that owns, develops and manages, through its affiliates, all of WPG Inc.'s real estate properties and other assets. WPG Inc. is the sole general partner of WPG L.P. As of September 30, 2017, our assets consisted of material interests in 110 shopping centers in the United States, consisting of open air properties and enclosed retail properties, comprised of approximately 60 million square feet of gross leasable area.
Unless the context otherwise requires, references to "WPG," the "Company," “we,” “us” and “our” refer to WPG Inc., WPG L.P. and entities in which WPG Inc. or WPG L.P. (or any affiliate) has a material ownership or financial interest, on a consolidated basis.
The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The consolidated balance sheets as of September 30, 2017 and December 31, 2016 include the accounts of WPG Inc. and WPG L.P., as well as their majority owned and controlled subsidiaries. The consolidated statements of operations include the consolidated accounts of the Company. All intercompany transactions have been eliminated in consolidation. In the opinion of management, the consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods presented. The Company believes that the disclosures made are adequate to prevent the information presented from being misleading. The Company has filed a trademark application with the United States Trademark and Patent Office for the name "Washington Prime Group" and it remains pending.
Leadership Transition
On September 28, 2017, Mr. Keric M. "Butch" Knerr, Executive Vice President and Chief Operating Officer, resigned from the Company. There were no severance payments or accelerated vesting of stock compensation benefits in connection with his transition.
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
On March 2, 2017, the O'Connor Joint Venture I acquired an additional section at Pearlridge Center for a gross purchase price of $70.0 million. Pearlridge Center is currently comprised of two distinct enclosed venues commonly referred to as Uptown and Downtown. The newly acquired 180,000-square-foot section, which is part of Uptown (and referenced herein as Pearlridge Uptown II), is anchored by Ross Dress for Less and TJ Maxx. Subsequent to the purchase, the joint venture placed secured debt on the property (see below for details). Our share of the purchase price was funded by a combination of our share of the secured debt and availability on our credit facility.
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
•The O'Connor Joint Venture II
During the quarter ended June 30, 2017, we completed an additional joint venture transaction with O'Connor, an unaffiliated third party and our partner in the O'Connor Joint Venture I, with respect to the ownership and operation of seven of the Company's retail properties and certain related outparcels (the "O'Connor Joint Venture II"), consisting of the following: The Arboretum, located in Austin, Texas; Arbor Hills, located in Ann Arbor, Michigan; Classen Curve and The Triangle at Classen Curve, each located in Oklahoma City, Oklahoma and Nichols Hills Plaza, located in Nichols Hills, Oklahoma (the "Oklahoma City Properties," collectively); Gateway Centers, located in Austin, Texas; Malibu Lumber Yard, located in Malibu, California; Palms Crossing I and II, located in McAllen, Texas and The Shops at Arbor Walk, located in Austin, Texas. The transaction valued the properties at $598.6 million before closing adjustments and debt assumptions. Under the terms of the joint venture agreement, we retained a non-controlling 51% interest in the O'Connor Joint Venture II and sold the remaining 49% to O'Connor. The transaction generated net proceeds to the Company of approximately $138.9 million, after taking into consideration costs associated with the transaction and the assumption of debt (including the new mortgage loans on The Arboretum, Gateway Centers, and Oklahoma City Properties which closed prior to the joint venture transaction; see "Financing and Debt" below for net proceeds to the Company from the new mortgage loans), which we used to reduce the Company's debt, as well as for general corporate purposes. Since we no longer control the operations of the properties included in the O'Connor Joint Venture II, we deconsolidated the properties and recorded a gain in connection with this partial sale of $126.1 million, which is included in gain (loss) on disposition of interests in properties, net in the consolidated statements of operations and comprehensive (loss) income for the nine months ended September 30, 2017. The gain was recorded pursuant to ASC 360-20 and calculated based upon proceeds received, less 49% of the book value of the deconsolidated net assets. Our retained 51% non-controlling equity method interest was valued at historical cost based upon the pro rata book value of the retained interest in the net assets. We retained management and leasing responsibilities of the properties, though our partner's substantive participating rights over the decisions most important to the operations of the O'Connor Joint Venture II preclude our control and consolidation of this venture.
In connection with the formation of this joint venture, we recorded transaction costs of approximately $6.4 million as part of our basis in this investment.
Outparcel Sale
On September 20, 2017, the Company executed a purchase and sale agreement with an affiliate of Four Corners Property Trust, Inc. to sell 41 restaurant outparcels located on 22 of the Company's enclosed retail properties and open air properties for a purchase price of approximately $67.2 million. The Company expects the transaction to close in two tranches beginning in the fourth quarter of 2017 with the second tranche to be completed in the first half of 2018, subject to due diligence and closing conditions. Given the uncertainties that the disposition is probable within one year due to the aforementioned closing and diligence requirements, the outparcels remain classified as held for use as of September 30, 2017.
Impairment
On October 4, 2017, the Company entered into a purchase agreement to sell Colonial Park Mall, located in Harrisburg, Pennsylvania, to an unaffiliated private real estate investor for approximately $15.0 million. The agreement is subject to closing requirements. Given uncertainties around the property's disposition due to the lack of a firm commitment as of September 30, 2017, the property remains classified as held for use as of September 30, 2017. We shortened the hold period used in assessing impairment for this asset, which resulted in the carrying value not being recoverable from the expected cash flows. The purchase offer represents the best available evidence of fair value for the property. We compared the estimated fair value measurement of the property to its relative carrying value, which resulted in the recording of an impairment charge of approximately $20.9 million in the consolidated statements of operations and comprehensive (loss) income for the three and nine months ended September 30, 2017.
During the first quarter of 2017, the Company entered into a purchase and sale agreement to dispose of Morgantown Commons, located in Morgantown, West Virginia, which was sold in the second quarter of 2017. We shortened the hold period used in assessing impairment for the asset during the quarter ended March 31, 2017, which resulted in the carrying value not being recoverable from the expected cash flows. The purchase offer represented the best available evidence of fair value for this property. We compared the fair value to the carrying value, which resulted in the recording of an impairment charge of approximately $8.5 million in the consolidated statements of operations and comprehensive (loss) income for the nine months ended September 30, 2017.

During, and subsequent to, the third quarter of 2016, the Company entered into purchase and sale agreements to sell Gulf View Square, located in Port Richey, Florida; Richmond Town Square, located in Cleveland, Ohio; River Oaks Center, located in Chicago, Illinois; and Virginia Center Commons, located in Glen Allen, Virginia. We adjusted the carrying values to the purchase offers and recorded an aggregate impairment charge of $20.7 million in the consolidated statements of operations and comprehensive (loss) income for the three and nine months ended September 30, 2016.
Hurricane Harvey and Hurricane Irma
During the quarter ended September 30, 2017, Hurricane Harvey and Hurricane Irma made landfall in Houston, Texas and Southern Florida, respectively. The Company had 15 assets experience damage attributed to the hurricanes, but no asset sustained catastrophic damage. Further, no asset experienced a significant loss of business. The Company recognized approximately $900,000 of expense attributed to the damage, repairs and asset write-offs, which was below insurance deductible thresholds.
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
Portfolio Data
The portfolio data discussed in this overview includes key operating statistics for the Company including ending occupancy, average base minimum rent per square foot and comparable NOI for the properties owned and managed at September 30, 2017. Southern Hills Mall is excluded from the metrics as the management and leasing of the property was transferred to the receiver during the fourth quarter of 2016 (see the "Financing and Debt" section for further details).
Core business fundamentals in the overall portfolio for the third quarter of 2017 were generally stable compared to 2016. Ending occupancy for the portfolio was 92.3% as of September 30, 2017, as compared to 92.7% as of September 30, 2016. Average base minimum rent per square foot for the portfolio was unchanged when comparing September 30, 2017 to September 30, 2016. Comparable NOI decreased 1.4% for the portfolio in the third quarter of 2017 compared to the third quarter of 2016. The enclosed retail properties had a decrease in comparable NOI of 2.9%, which was driven primarily by the impact of tenant bankruptcies filed in 2016 and 2017. The open air properties had comparable NOI growth of 3.4% in the third quarter of 2017 compared to the third quarter 2016.
The following table sets forth key operating statistics for the combined portfolio of properties or interests in properties:

	September 30, 2017	September 30, 2016	% Change
Ending occupancy (1)	92.3%	92.7%	(0.4)%
Average base minimum rent per square foot (2)	$21.64	$21.64	—%

(1)
Ending occupancy is the percentage of gross leasable area, or GLA, which is leased as of the last day of the reporting period. We include all Company-owned space except for anchors, majors, freestanding office and outlots at our enclosed retail properties in the calculation of ending occupancy. Open air property GLA included in the calculation relates to all Company-owned space other than office space.

(2)	Average base minimum rent per square foot is the average base minimum rent charge in effect for the reporting period for all tenants that would qualify to be included in ending occupancy.

Current Leasing Activities
During the nine months ended September 30, 2017, we signed new leases and renewal leases with terms in excess of a year (excluding enclosed retail property anchors, majors, offices, and in-line spaces in excess of 10,000 square feet) across the portfolio, comprising approximately 1,946,000 square feet. The average annual initial base minimum rent for new leases was $27.83 per square foot ("psf") and for renewed leases was $25.56 psf. For these leases, the average for tenant allowances was $35.30 psf for new leases and $3.31 psf for renewals. During the nine months ended September 30, 2016, we signed new leases and renewal leases with terms in excess of a year (excluding enclosed retail property anchors, majors, offices, and in-line spaces in excess of 10,000 square feet) across the portfolio, comprising approximately 2,031,400 square feet. The average annual initial base minimum rent for new leases was $22.86 psf and for renewed leases was $26.88 psf. For these leases, the average for tenant allowances was $36.88 psf for new leases and $5.74 psf for renewals.
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
•On February 21, 2017, we completed the sale of Gulf View Square and River Oaks Center.
•On January 10, 2017, we completed the sale of Virginia Center Commons.
•On December 29, 2016, we transitioned River Valley Mall, located in Lancaster, Ohio, to the lender.
•On November 10, 2016, we completed the sale of Richmond Town Square.
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
Three Months Ended September 30, 2017 vs. Three Months Ended September 30, 2016
Minimum rents decreased $19.9 million primarily due to a $7.5 million decrease attributable to the Property Transactions, a $9.3 million decrease attributable to the O'Connor Properties, and a $3.1 million net decrease attributable to the comparable properties, primarily attributable to a reduction in the amortization of fair value of leases and straight-line rents. Tenant reimbursements decreased $9.8 million due to a $2.3 million decrease attributable to the Property Transactions, a $3.6 million decrease attributable to the O'Connor Properties and a $3.9 million decrease attributable to the comparable properties, primarily due to rent restructures related to national retailers that filed bankruptcy in 2017 and 2016.

Property operating expenses decreased $4.2 million, of which $3.1 million was attributable to the Property Transactions and $1.6 million was attributable to the O'Connor Properties, offset by a $0.5 million increase attributable to the comparable properties. Depreciation and amortization decreased $5.9 million, primarily due to a $3.4 million decrease attributable to the Property Transactions and a $4.7 million decrease attributable to the O'Connor Properties offset by a $2.2 million increase attributable to the comparable properties, which was primarily due to development assets placed into service. Real estate taxes decreased $5.9 million, primarily due to a $2.3 million decrease attributable to the Property Transactions, a $2.4 million decrease attributable to the O'Connor Properties, and a $1.2 million decrease attributable to the comparable properties.
Interest expense, net, increased $2.2 million, of which $6.2 million was attributable to corporate debt activity, primarily related to the August 2017 bond offering offset by reduced Revolver activity, issuance costs amortization, and swap ineffectiveness, and $0.8 million related to other financing activities. Offsetting these increases were decreases of $2.2 million attributable to the payoff of the mortgage loan secured by Mesa Mall, $1.3 million attributable to the O'Connor Properties, $0.8 million related to the Property Transactions, and $0.5 million related to default interest on properties transitioned, or to be transitioned, to lender.
For WPG Inc., net income attributable to noncontrolling interests primarily relates to the allocation of income to third parties based on their respective weighted average ownership interest in WPG L.P., which percentage remained consistent over the periods.
Nine Months Ended September 30, 2017 vs. Nine Months Ended September 30, 2016
Minimum rents decreased $37.7 million primarily due to a $25.2 million decrease attributable to the Property Transactions and a $14.0 million decrease attributable to the O'Connor Properties, offset by a $1.5 million net increase attributable to the comparable properties, primarily attributable to the amortization of fair value of leases and straight-line rents and recent development activity coming online. Overage rents decreased $2.0 million due to a $0.5 million decrease attributable to the Property Transactions, a $0.4 million decrease attributable to the O'Connor Properties, and a $1.1 million decrease attributable to the comparable properties. Tenant reimbursements decreased $18.2 million due to a $9.3 million decrease attributable to the Property Transactions, a $4.5 million decrease attributable to the O'Connor Properties, and a $4.4 million decrease attributable to the comparable properties. Other income increased $3.1 million, primarily due to a $2.5 million increase attributable to lease settlements that occurred in 2017 and a $0.9 million increase in management, leasing and development fee income from the unconsolidated joint ventures to which we provide such services offset by a $0.3 million decrease attributable to ancillary property income.
Property operating expenses decreased $15.2 million, of which $10.8 million was attributable to the Property Transactions, $2.1 million was attributable to the O'Connor Properties, and $2.3 million was attributable to the comparable properties, primarily involving a reduction in management fee expense related to the termination of certain transition service agreements with Simon Property Group, Inc. in connection with the 2014 spin-off. Depreciation and amortization decreased $12.4 million, primarily due to a $12.7 million decrease attributable to the Property Transactions and a $6.9 million decrease attributable to the O'Connor Properties, offset by a $7.2 million increase attributable to the comparable properties, which was primarily due to development assets placed into service. Real estate taxes decreased $7.5 million, primarily due to a $6.4 million decrease attributable to the Property Transactions and a $2.8 million decrease attributable to the O'Connor Properties, offset by a $1.7 million increase attributable to the comparable properties, which was primarily due to a real estate tax refund related to Westminster Mall, located in Westminster, California during 2016 that did not occur in 2017. Provision for credit losses increased $1.5 million, primarily attributable to tenant bankruptcies during 2017. General and administrative expenses decreased $2.3 million, primarily due to reductions in legal, consulting, and audit fees and travel and entertainment expenses. The decrease in merger, restructuring and transaction costs of $29.6 million was attributable to the management transition as well as strategic alternatives explored during 2016 and no comparable costs occurring in 2017. The increase of $8.7 million in impairment losses recorded in 2017 relate to the write down of Colonial Park Mall and Morgantown Commons, as described in further detail under "Impairment," when compared to the impairments taken during the comparable period in 2016.
Interest expense, net, decreased $5.9 million, of which $6.7 million was attributable to the Property Transactions, $3.2 million was attributable to the payoff of the mortgage loan secured by Mesa Mall, and $2.1 million was attributable to the O'Connor Properties. Offsetting these decreases were increases of $1.2 million related to default interest on properties transitioned, or to be transitioned, to lender, $4.3 million related to corporate debt activity, primarily related to the August 2017 bond offering offset by reduced Revolver activity, issuance costs amortization, and swap ineffectiveness, and $0.6 million related to other financing activities.
Gain on extinguishment of debt, net recognized in the 2017 period consisted of the $21.2 million gain related to the discounted payoff of the $87.3 million mortgage loan secured by Mesa Mall. The gain on extinguishment of debt, net recognized in the 2016 period consisted of the $34.1 million net gain from the transitioning of Merritt Square Mall and Chesapeake Square to the lenders.
Income and other taxes increased $1.6 million, which was attributable primarily to a nonrecurring state use tax that was incurred in 2017.

Gain (loss) on disposition of interests in properties, net in the 2017 period consisted of a net gain of $125.4 million from the sales of: Morgantown Commons, the sale of a vacant anchor parcel at Indian Mound Mall, the O'Connor Joint Venture II transaction, Gulf View Square, River Oaks Center, and Virginia Center Commons and in the 2016 period consisted of the $2.1 million loss from the sale of Knoxville Center, Forest Mall and Northlake Mall.
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
We derive most of our liquidity from leases that generate positive net cash flow from operations, the total of which was $237.7 million during the nine months ended September 30, 2017.
Our balance of cash and cash equivalents decreased $11.1 million during 2017 to $48.3 million as of September 30, 2017. The decrease was primarily due to net repayment of debt, dividend distributions, and capital expenditures, partially offset by operating cash flow from properties, net distributions from our joint ventures, and the net proceeds from the disposition of properties. See "Cash Flows" below for more information.
Because we own primarily long-lived income-producing assets, our financing strategy relies on a combination of long-term mortgage debt as well as unsecured debt supported by a quality unencumbered asset pool, providing us with ample flexibility from a liquidity perspective. Our strategy is to have the majority of our debt fixed either through fixed rate mortgages or interest rate swaps that effectively fix the interest rate. At September 30, 2017, floating rate debt (excluding loans hedged to fixed interest rates) comprised 8.3% of our total consolidated debt. We will continue to monitor our borrowing mix to limit market risk.
During the third quarter of 2017, we successfully completed the issuance of $750.0 million of unsecured notes. The notes are due on August 15, 2024 and the proceeds were used to repay the $500.0 million Term Loan (as defined in "Financing and Debt"), with a maturity date of May 30, 2018 and $230.0 million of the June 2015 Term Loan (as defined in "Financing and Debt") with a maturity date of March 2, 2020, respectively. The transaction is reflective of our strategy to access the unsecured debt markets to extend our weighted average debt maturity.
On September 30, 2017, we had an aggregate available borrowing capacity of $899.7 million under the Revolver, net of outstanding borrowings of $0.3 million reserved for outstanding letters of credit. There were no borrowings under the Revolver during the three months ended September 30, 2017. The weighted average interest rate on the Revolver was 2.1% during the nine months ended September 30, 2017.
The consolidated indebtedness of our business was approximately $3.0 billion as of September 30, 2017, or a decrease of approximately $507.5 million from December 31, 2016. The change in consolidated indebtedness from December 31, 2016 is described in greater detail under "Financing and Debt."
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

Cash Flows
Our net cash flow from operating activities totaled $237.7 million during the nine months ended September 30, 2017. During this period we also:

•	funded capital expenditures of $109.2 million;

•	funded net amounts of restricted cash reserves held for future capital expenditures of $1.6 million;

•	received net proceeds from the sale of interests in properties and outparcels of $209.2 million;

•	funded investments in unconsolidated entities of $48.6 million;

•	received distributions of capital from unconsolidated entities of $57.0 million;

•	funded the net repayment of debt of $171.5 million; and

•	funded distributions to common and preferred shareholders and unitholders of $177.1 million.
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
Financing and Debt
Mortgage Debt
Total mortgage indebtedness at September 30, 2017 and December 31, 2016 was as follows (in thousands):

	September 30, 2017	December 31, 2016
Face amount of mortgage loans	$1,407,974	$1,610,429
Fair value adjustments, net	8,967	12,661
Debt issuance cost, net	(3,966)	(5,010)
Carrying value of mortgage loans	$1,412,975	$1,618,080

A roll forward of mortgage indebtedness from December 31, 2016 to September 30, 2017 is summarized as follows (in thousands):

Balance at December 31, 2016	$1,618,080
Debt amortization payments	(14,896)
Repayment of debt	(63,000)
Debt issuances, net of debt issuance costs	213,574
Debt cancelled upon partial paydown	(24,250)
Debt transferred to unconsolidated entities, net of debt issuance costs and fair value adjustments	(314,595)
Amortization of fair value and other adjustments	(2,846)
Amortization of debt issuance costs	908
Balance at September 30, 2017	$1,412,975
On April 25, 2017, the Company completed a discounted payoff of the $87.3 million mortgage loan secured by Mesa Mall (see "Covenants" section below for additional details).
On May 10, 2017 and prior to the deconsolidation of these properties in connection with the sale of 49% of our interests in the O'Connor Joint Venture II (see ""Overview - Basis of Presentation - The O'Connor Joint Ventures" for further details), the Company closed on non-recourse mortgage loans encumbering The Arboretum, Gateway Centers, and Oklahoma City Properties. The following table summarizes the key terms of each mortgage loan (dollar amounts in thousands):

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
On October 2, 2017, the Company repaid the $99.6 million mortgage loan on WestShore Plaza, located in Tampa, Florida. This repayment was funded by borrowings on the Revolver.
Highly-levered Assets
As of September 30, 2017, we had mortgage loans encumbering Southern Hills Mall in Sioux City, Iowa and Valle Vista Mall, in Harlingen, Texas that had leverage levels in excess of our targeted leverage. Subsequent to September 30, 2017, we settled these mortgage loans with various strategies that were available to us. See "Covenants" below for further discussion.

Unsecured Debt
The following table identifies our total unsecured debt outstanding at September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017	December 31, 2016
Notes payable:
Face amount - the Exchange Notes(1)	$250,000	$250,000
Face amount - 5.950% Notes due 2024(2)	750,000	—
Debt discount, net	(11,424)	(47)
Debt issuance costs, net	(9,023)	(2,316)
Total carrying value of notes payable	$979,553	$247,637

Unsecured term loans:(8)
Face amount - Term Loan(3)(4)	$—	$500,000
Face amount - December 2015 Term Loan(5)	340,000	340,000
Face amount - June 2015 Term Loan(6)	270,000	500,000
Debt issuance costs, net	(3,620)	(5,478)
Total carrying value of unsecured term loans	$606,380	$1,334,522

Revolving credit facility:(3)(7)
Face amount	$—	$308,000
Debt issuance costs, net	—	(1,835)
Total carrying value of revolving credit facility	$—	$306,165
(1) The Exchange Notes were issued at a 0.028% discount, bear interest at 3.850% per annum and mature on April 1, 2020.
(2) On August 4, 2017, WPG L.P. completed the issuance of $750.0 million of unsecured notes. The notes were issued at a 1.533% discount, with an interest rate of 5.950% per annum, and mature on August 15, 2024. Proceeds from the unsecured notes offering were used to pay down the Term Loan and for partial repayment of the June 2015 Term Loan as discussed below. The interest rate could vary in the future based upon changes to the Company's credit ratings.
(3) The unsecured revolving credit facility, or "Revolver" and unsecured term loan, or "Term Loan" are collectively known as the "Facility."
(4) The Term Loan bore interest at one-month LIBOR plus 1.45% per annum. We had interest rate swap agreements totaling $200.0 million, which effectively fixed the interest rate on a portion of the Term Loan at 2.04% per annum. During the three months ended September 30, 2017, the Term Loan was repaid in full and the Company wrote off $0.2 million of debt issuance costs.
(5) The December 2015 Term Loan bears interest at one-month LIBOR plus 1.80% per annum and will mature on January 10, 2023. We have interest rate swap agreements totaling $340.0 million, which effectively fix the interest rate at 3.51% per annum through maturity.
(6) The June 2015 Term Loan bears interest at one-month LIBOR plus 1.45% per annum and will mature on March 2, 2020. We have interest rate swap agreements totaling $270.0 million, which effectively fix the interest rate at 2.56% per annum through June 30, 2018. During the three months ended September 30, 2017, the Company repaid $230.0 million of the June 2015 Term Loan and wrote off $0.9 million of debt issuance costs.
(7) The Revolver provides borrowings on a revolving basis up to $900.0 million, bears interest at one-month LIBOR plus 1.25%, and will initially mature on May 30, 2018, subject to two six-month extensions available at our option subject to compliance with terms of the Facility and payment of a customary extension fee. At September 30, 2017, we had an aggregate available borrowing capacity of $899.7 million under the Revolver, net of $0.3 million reserved for outstanding letters of credit. At September 30, 2017, the applicable interest rate on the Revolver was one-month LIBOR plus 1.25%, or 2.48%.
(8) While we have interest rate swap agreements in place that fix the LIBOR portion of the rates as noted above, the spread over LIBOR could vary in the future based upon changes to the Company's credit ratings.

Covenants
Our unsecured debt agreements contain financial and other covenants. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender including adjustments to the applicable interest rate. As of September 30, 2017, management believes the Company is in compliance with all covenants of its unsecured debt.
The total balance of mortgages was approximately $1.4 billion as of September 30, 2017. At September 30, 2017, certain of our consolidated subsidiaries were the borrowers under 27 non-recourse loans, one full-recourse loan and one partial-recourse loan secured by mortgages encumbering 32 properties, including one separate pool of cross-defaulted and cross-collateralized mortgages encumbering a total of four properties. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt instruments contain financial and other non-financial covenants which are specific to the properties which serve as collateral for that debt. If the borrower fails to comply with these covenants, the lender could accelerate the debt and enforce its right against their collateral. Our existing non-recourse mortgage loans generally prohibit our subsidiaries that are borrowers thereunder from incurring additional indebtedness, subject to certain customary and limited exceptions. In addition, certain of these instruments limit the ability of the applicable borrower's parent entity from incurring mezzanine indebtedness unless certain conditions are satisfied, including compliance with maximum loan to value ratio and minimum debt service coverage ratio tests. Further, under certain of these existing agreements, if certain cash flow levels in respect of the applicable mortgaged property (as described in the applicable agreement) are not maintained for at least two consecutive quarters, the lender could accelerate the debt and enforce its right against its collateral.
On March 30, 2017, the Company transferred the $40.0 million mortgage loan secured by Valle Vista Mall to the special servicer at the request of the borrower, a consolidated subsidiary of the Company. On May 18, 2017, we received a notice of default letter, dated that same date, from the special servicer because the borrower did not repay the loan in full by its May 10, 2017 maturity date. On October 3, 2017, an affiliate of WPG Inc. transferred title of the property to the mortgage lender pursuant to the terms of a deed-in-lieu of foreclosure agreement entered into by the Company's affiliate and the mortgage lender. The Company will record a gain of approximately $27.0 million related to this debt extinguishment during the fourth quarter of 2017.
On June 6, 2016, we received a notice of default letter, dated June 3, 2016, from the special servicer to the borrower of the $99.7 million mortgage loan secured by Southern Hills Mall.  The letter was sent because the borrower, a consolidated subsidiary of the Company, did not repay the loan in full by its June 1, 2016 maturity date.  On October 27, 2016, we received notification that a receiver had been appointed to manage and lease the property. On October 17, 2017, an affiliate of WPG Inc. completed a discounted payoff of the mortgage loan for $55.0 million and will retain ownership and management of the property as the property exited receivership upon the discounted payment. The Company will record a gain between $40.0 million and $45.0 million related to this repayment during the fourth quarter of 2017.
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
Upon the discounted payoff of the mortgage note payable secured for Mesa Mall, the Company recognized a gain of $21.2 million, based on the cancellation of the remaining outstanding mortgage loan balance of $24.3 million, less settlement of accrued interest, escrows and closing costs of $3.1 million, which is included in gain on extinguishment of debt, net in the consolidated statements of operations and comprehensive (loss) income for the nine months ended September 30, 2017. During the nine months ended September 30, 2016, the Company recognized a net gain of $34.1 million related to the $115.3 million mortgage debt cancellation and ownership transfers of Chesapeake Square and Merritt Square Mall, which is included in gain on extinguishment of debt, net in the consolidated statements of operations and comprehensive (loss) income for the periods then ended.
At September 30, 2017, management believes the applicable borrowers under our other non-recourse mortgage loans were in compliance with all covenants where non-compliance could individually, or giving effect to applicable cross-default provisions in the aggregate, have a material adverse effect on our financial condition, results of operations or cash flows. The Company has assessed each of these properties for impairment indicators and have concluded no impairment charges were warranted as of September 30, 2017.

Summary of Financing
Our consolidated debt and the effective weighted average interest rates as of September 30, 2017 and December 31, 2016, consisted of the following (dollars in thousands):

	September 30, 2017	Weighted Average Interest Rate	December 31, 2016	Weighted Average Interest Rate
Fixed-rate debt, face amount (1)	$2,766,874	4.91%	$2,649,329	4.23%
Variable-rate debt, face amount	251,100	3.11%	859,100	2.25%
Total face amount of debt	3,017,974	4.76%	3,508,429	3.75%
Note discount	(11,424)		(47)
Fair value adjustments, net	8,967		12,661
Debt issuance costs, net	(16,609)		(14,639)
Total carrying value of debt	$2,998,908		$3,506,404
(1) Includes variable rate debt whose interest rates have been fixed via swap agreements.
Contractual Obligations
The following table summarizes the material aspects of the Company's future obligations for consolidated entities as of September 30, 2017, for the remainder of 2017 and for subsequent years thereafter assuming the obligations remain outstanding through maturities noted below (in thousands):

	2017	2018 - 2019	2020 - 2021	Thereafter	Total
Long term debt(1)	$243,422	$196,834	$869,918	$1,707,800	$3,017,974
Interest payments(2)	35,526	249,611	190,686	98,784	574,607
Distributions(3)	3,508	3,028	—	—	6,536
Ground rent(4)	136	1,044	1,041	20,978	23,199
Purchase/tenant obligations(5)	72,998	2,718	2,473	3,390	81,579
Total	$355,590	$453,235	$1,064,118	$1,830,952	$3,703,895
(1) Represents principal maturities only and therefore excludes net fair value adjustments of $8,967, debt issuance costs of $(16,609) and bond discount of $(11,424) as of September 30, 2017. In addition, the principal maturities reflect any available extension options within the control of the Company.
(2) Variable rate interest payments are estimated based on the LIBOR rate at September 30, 2017.
(3) Since there is no required redemption, distributions on the Series H Preferred Shares/Units, Series I Preferred Shares/Units and Series I-1 Preferred Units may be paid in perpetuity; for purposes of this table, such distributions were included through the optional redemption dates of August 10, 2017, March 27, 2018 and March 27, 2018, respectively, or upon declaration by the Board if subsequent to the optional redemption dates.
(4) Represents minimum future lease payments due through the end of the initial lease term.
(5) Includes amounts due under executed leases and commitments to vendors for development and other matters.

The following table summarizes the material aspects of the Company's proportionate share of future obligations for unconsolidated entities as of September 30, 2017, for the remainder of 2017 and for subsequent years thereafter assuming the obligations remain outstanding through maturities noted below (in thousands):

	2017	2018 - 2019	2020 - 2021	Thereafter	Total
Long term debt(1)	$670	$6,100	$81,146	$537,577	$625,493
Interest payments	7,038	51,801	50,554	85,516	194,909
Ground rent(2)	898	7,461	7,699	174,986	191,044
Purchase/tenant obligations(3)	20,061	—	—	—	20,061
Total	$28,667	$65,362	$139,399	$798,079	$1,031,507
(1) Represents principal maturities only and therefore excludes net fair value adjustments of $7,120 and debt issuance costs of $(2,765) as of September 30, 2017. In addition, the principal maturities reflect any available extension options.
(2) Represents minimum future lease payments due through the end of the initial lease term.
(3) Includes amounts due under executed leases and commitments to vendors for development and other matters.
Off-Balance Sheet Arrangements
Off-balance sheet arrangements consist primarily of investments in joint ventures which are common in the real estate industry. Joint ventures typically fund their cash needs through secured debt financings obtained by and in the name of the joint venture entity. The joint venture debt is secured by a first mortgage, is without recourse to the joint venture partners, and does not represent a liability of the partners, except to the extent the partners or their affiliates expressly guarantee the joint venture debt. As of September 30, 2017, there were no guarantees of joint venture related mortgage indebtedness. In addition to obligations under mortgage indebtedness, our joint ventures have obligations under ground leases and purchase/tenant obligations. Our share of obligations under joint venture debt, ground leases and purchase/tenant obligations is quantified in the unconsolidated entities table within "Contractual Obligations" above. WPG may elect to fund cash needs of a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans, although such fundings are not required contractually or otherwise.
Equity Activity
Exchange Rights
Subject to the terms of the limited partnership agreement of WPG L.P., limited partners in WPG L.P. have, at their option, the right to exchange all or any portion of their units for shares of WPG Inc. common stock on a one‑for‑one basis or cash, as determined by WPG Inc. Therefore, the common units held by limited partners are considered by WPG Inc. to be share equivalents and classified as noncontrolling interests within permanent equity, and classified by WPG L.P. as permanent equity. The amount of cash to be paid if the exchange right is exercised and the cash option is selected will be based on the market value of WPG Inc.'s common stock as determined pursuant to the terms of the WPG L.P. Partnership Agreement. During the nine months ended September 30, 2017, WPG Inc. issued 314,577 shares of common stock to a limited partner of WPG L.P. in exchange for an equal number of units pursuant to the WPG L.P. Partnership Agreement. This transaction increased WPG Inc.’s ownership interest in WPG L.P. At September 30, 2017, WPG Inc. had reserved 34,783,277 shares of common stock for possible issuance upon the exchange of units held by limited partners.
The holders of the Series I-1 Preferred Units have, at their option, the right to have their units purchased by WPG L.P. subject to the satisfaction of certain conditions. Therefore, the Series I-1 Preferred Units are classified as redeemable noncontrolling interests outside of permanent equity.
During the nine months ended September 30, 2017, the Company increased the number of authorized shares of WPG Inc.'s common shares, par value $0.0001 per share, from 300 million to 350 million.

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
The following is a summary by type of the awards that the Company issued during the nine months ended September 30, 2017 and September 30, 2016 under the Plan.
Annual Long-Term Incentive Awards
On February 21, 2017 (the "Adoption Date"), the Company approved the terms and conditions of the 2017 annual award ("2017 Annual Long-Term Incentive Awards") for certain executive officers and employees of the Company. Under the terms of the 2017 Annual Long-Term Incentive Awards program, each participant is provided the opportunity to receive (i) time-based RSUs and (ii) performance-based stock units ("PSUs"). RSUs represent a contingent right to receive one WPG Inc. common share for each vested RSU. During the nine months ended September 30, 2017, the Company issued 358,198 time-based RSUs, with a grant date fair value of $3.4 million, which will vest in one-third installments on each of February 21, 2018, 2019, and 2020, subject to the participant's continued employment with the Company through each vesting date and the participant's continued compliance with certain applicable covenants. During the service period, dividend equivalents will be paid with respect to the RSUs corresponding to the amount of any dividends paid by the Company to the Company's common shareholders for the applicable dividend payment dates. Compensation expense is recognized on a straight-line basis over the three year vesting term. During the nine months ended September 30, 2017, the Company issued 358,198 PSUs, at target, with a grant date fair value of $2.8 million. Actual PSUs earned may range from 0%-150% of the PSUs allocated to the award recipient, based on the Company's total shareholder return ("TSR") compared to a peer group based on companies with similar assets and revenue over a three-year performance period that commenced on the Adoption Date. During the performance period, dividend equivalents corresponding to the amount of any regular cash dividends paid by the Company to the Company’s common shareholders for the applicable dividend payment dates will accrue and be deemed reinvested in additional PSUs, which will be settled in common shares at the same time and only to the extent that the underlying PSU is earned and settled in common shares. Payout of the PSUs is also subject to the participant’s continued employment with the Company through the end of the performance period. The awards were valued through the use of a Monte Carlo model and the related compensation expense is recognized over the three-year performance period.
During 2016, the Company approved the performance criteria and maximum dollar amount of the 2016 annual awards (the "2016 Annual Long-Term Incentive Awards"), that generally range from 30%-100% of annual base salary, for certain executive officers and employees of the Company. The number of awards was determined by converting the cash value of the award to a number of RSUs (the "Allocated RSUs") based on the closing price of WPG Inc.'s common shares for the final 15 trading days of 2016. Recipients were eligible to receive a percentage of the Allocated RSUs based on the Company's performance on its strategic goals detailed in the Company's 2016 cash bonus plan and the Company's relative TSR compared to a peer group based on companies with similar assets and revenue. Payout for 50% of the Allocated RSUs was based on the Company's performance on the strategic goals and the payout on the remaining 50% was based on the Company's TSR performance. Both the strategic goal component as well the TSR performance were achieved at target, resulting in a 100% payout. During the nine months ended September 30, 2017, the Company awarded 324,237 of Allocated RSUs, with a grant date fair value of $2.2 million, related to the 2016 Annual Long-Term Incentive Awards, which will vest in one-third installments on each of February 21, 2018, 2019 and 2020.
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

Stock Options
During the nine months ended September 30, 2017, no stock options were granted from the Plan to employees, 2,739 stock options were exercised by employees and 48,077 stock options were canceled, forfeited or expired. As of September 30, 2017, there were 926,760 stock options outstanding.
During the nine months ended September 30, 2016, 247,500 stock options were granted from the Plan to employees, 13,970 stock options were exercised by employees and 179,640 stock options were canceled, forfeited or expired.
WPG Restricted Stock Units
During the nine months ended September 30, 2017 and 2016, the Company issued 161,000 RSUs, with a grant-date fair value of $1.2 million, and 228,297 RSUs, with a grant-date fair value of $2.6 million, respectively, to certain employees and non-employee members of the Board. The RSUs are service-based awards and the related fair value is expensed over the applicable service periods, except in instances that result in accelerated vesting due to severance arrangements or retirement of Board members.
Share Award Related Compensation Expense
During the three and nine months ended September 30, 2017 and 2016, the Company recorded share award related compensation expense pertaining to the award and option plans noted above within the consolidated statements of operations and comprehensive (loss) income as indicated below (amounts in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Merger, restructuring and transaction costs	$—	$—	$—	$9.5
General and administrative	1.5	1.1	4.8	3.3
Total expense	$1.5	$1.1	$4.8	$12.8
In certain instances, employment agreements and stock compensation programs provide for accelerated vesting when executives are terminated without cause. Additionally, the Compensation Committee of the Board may, in its discretion, accelerate the vesting for retiring Board members.
Distributions
During the three and nine months ended September 30, 2017 and 2016, the Board declared common share/unit dividends of $0.25 and $0.75 per common share/unit, respectively.
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
In connection with the sales noted above, the Company recorded net gains of $125.4 million for the nine months ended September 30, 2017, which are included in gain (loss) on disposition of interests in properties, net in the consolidated statements of operations and comprehensive (loss) income.
Development Activity
New Development, Expansions and Redevelopments.  We routinely incur costs related to construction for significant redevelopment and expansion projects at our properties. We expect our share of development costs for calendar year 2017 related to these activities to be approximately $100 million. Our estimated stabilized return on invested capital typically ranges between 8% - 11%.
During the fourth quarter of 2016 we held our grand opening of our new approximately 400,000 square foot shopping center in the Houston metropolitan area, Fairfield Town Center. The project features retailers such as H-E-B, Academy Sports, Marshall's, Party City, Old Navy, and Ulta Cosmetics. In addition, a number of dining options are at the center such as Chipotle, PeiWei, Whataburger, and Zoe's Kitchen. The project is performing very well with 95% of the space open as of September 30, 2017. During the third quarter of 2017, we approved the final phase of this new development for an additional investment of approximately $28 million, which will add an additional 130,000 SF of new GLA to accommodate the strong tenant demand at the project. The new phase will include a theater, a value fashion apparel retailer as well as additional big box and small shop stores.
At Northwoods Mall in Peoria, Illinois, we have commenced our redevelopment of a former Macy’s store that closed in March 2016. We purchased the store from Macy’s in January 2017. The redevelopment will be anchored by a 56,000 square foot Round 1 Entertainment, the first to the market. Round 1 will provide bowling entertainment as well as food and adult beverages. In addition to Round 1, we anticipate adding dining options and new retail stores. The expected investment in this redevelopment is approximately $22 million with an anticipated yield of 8% - 9%. We anticipate completion of this project in 2018.
At Classen Curve in Oklahoma City, Oklahoma, two new multi-tenant buildings will be added at the open-air center to bring new retailers to the fully leased center. The project will feature first-to-market Athleta, Evereve and Soft Surroundings, as well as Board Room Salon for Men and Francesca’s. Other recent openings at the project include COS Bar and The Float Spa, and a new Bassett Furniture store is under construction. Our pro-rata share of the investment is expected to be between $5.1 million and $6.6 million with openings in late 2017. The yield on this project is expected to be 10% - 12%.
At The Outlet Collection | Seattle, in Auburn, Washington, we plan to replace a Marshall’s store that vacated in the first quarter of 2017 with a new Dave & Buster’s which is expected to open in 2018. The investment in the anchor box replacement is expected to be between $4.5 million and $5.5 million and the yield is expected to be approximately 9% - 11%.

At Pearlridge Center in Aiea, Hawaii (“Pearlridge”), we have commenced a $33 million, 18-month renovation project. The project entails a refresh of the “Downtown” section of the center, with some new tenants including a new 9,100 square foot Lindbergh men’s apparel store, an expanded and remodeled food court, new finishes and entrances. Architecturally, the contemporary design will reflect the history of the area and take advantage of the natural lighting. In 2016, Hawaii Pacific Health commenced construction of a state of the art cancer treatment center that will be completed in 2017. The funding for the development will be shared pro-rata with our joint venture partner, resulting in our share of the investment of approximately $17 million and the expected yield on the project is 6% - 8%. The redevelopment will come on line at various times beginning in late 2017 and throughout 2018.
In addition at Pearlridge, we have also commenced construction of a new stand-alone 10,000 square foot Down To Earth natural foods-and-products store, a new Bank of Hawaii branch, and restaurant offerings including Pieology, Five Guys Burger and Fries and a destination local restaurateur, Uncle's Fish House.
At Scottsdale Quarter in Scottsdale, Arizona, our most recent redevelopment effort involves the final phase of the significant expansion of our initial development of the project. The first part of the expansion has been completed, comprising of the buildings on the north and south parcels with tenancy including American Girl and Design Within Reach, as well as luxury apartment homes and office space. The final component of the expansion will be comprised of approximately 300 new luxury apartment homes and 35,000 square feet of new street-level retail. The street-level retail and luxury apartment homes will have substantial amenities, such as new on-site parking and roof-top terraces overlooking Scottsdale Quarter and the McDowell Mountains. Tenants will begin opening in this final component in 2018.
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
At Markland Mall in Kokomo, Indiana, we have plans to redevelop a Sears department store whose lease expired in July 2017. We will invest between $16 and $18 million in the project with an expected yield of 8% - 10%. The redevelopment includes both the Sears space as well as a former MC Sports store. We will be adding tenants that further enhance the mix of offerings at the property with the addition of food offerings, big-box retailers and entertainment. The project is expected to be completed in 2018.
At Cottonwood Mall in Albuquerque, New Mexico, we acquired the former Macy’s store for a planned redevelopment at the property. We plan to replace the former department store with a mix of value fashion retailer, home furnishings, and other big box retail. We will invest between $20 million and $22 million in this redevelopment with an expected yield of 6% - 7%.
At Indian Mound Mall in Heath, Ohio, we sold a vacant anchor store to Big Sandy Furniture. Big Sandy Furniture invested in the former sports apparel store to convert it to a to a new home furnishings and appliances store that opened on October 19, 2017. The mall will benefit from the new traffic and leasing momentum from this regional furniture store without any capital investment in the store by the Company.
Capital Expenditures
The following table summarizes total consolidated capital expenditures on a cash basis for the nine months ended September 30, 2017 (in thousands):

New developments	$4,520
Redevelopments and expansions	51,938
Tenant allowances	20,080
Operational capital expenditures	22,134
Total (1)	$98,672
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

The following schedule reconciles total FFO to net (loss) income for the three and nine months ended September 30, 2017 and 2016 (in thousands, except share/unit amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Net (loss) income	$(10,664)	$5,183	$168,460	$43,601
Less: Preferred dividends and distributions on preferred operating partnership units	(3,568)	(3,568)	(10,704)	(10,704)
Adjustments to Arrive at FFO:
Real estate depreciation and amortization, including joint venture impact	74,838	78,533	224,438	234,845
Impairment loss, including (gain) loss on disposition of interests in properties, net	20,892	20,720	(96,035)	23,017
Net loss attributable to noncontrolling interest holders in properties	—	4	—	18
Noncontrolling interests portion of depreciation and amortization	—	(37)	—	(116)
FFO of the Operating Partnership (1)	81,498	100,835	286,159	290,661
FFO allocable to limited partners	12,714	15,664	44,916	45,197
FFO allocable to common shareholders/unitholders	$68,784	$85,171	$241,243	$245,464

Diluted (loss) earnings per share/unit	$(0.06)	$0.01	$0.71	$0.15
Adjustments to arrive at FFO per share/unit:
Real estate depreciation and amortization, including joint venture impact	0.34	0.36	1.01	1.07
Impairment loss, including (gain) loss on disposition of interests in properties, net	0.09	0.09	(0.43)	0.10
Diluted FFO per share/unit	$0.37	$0.46	$1.29	$1.32

Weighted average shares outstanding - basic	187,133,517	185,633,393	186,755,128	185,519,649
Weighted average limited partnership units outstanding	34,680,662	34,304,444	34,852,985	34,304,652
Weighted average additional dilutive securities outstanding (2)	495,848	896,199	504,160	789,756
Weighted average shares/units outstanding - diluted	222,310,027	220,834,036	222,112,273	220,614,057

(1)
FFO of the operating partnership decreased $4.5 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. During the nine months ended September 30, 2016, we incurred $29.6 million in merger and acquisition expenses that were attributable to the management transition and the exploration of strategic alternatives. We did not incur similar expenses during the nine months ended September 30, 2017. Offsetting this increase to FFO, we recorded $12.9 million less on the gain of extinguishment of debt, net when comparing the nine months ended September 30, 2017 to the same period ended 2016. Gain on extinguishment of debt, net recognized for the nine months ended September 30, 2017 period consisted of the $21.2 million gain related to the discounted payoff of the $87.3 million mortgage loan secured by Mesa Mall. The gain on extinguishment of debt, net recognized in the nine months ended September 30, 2016 period consisted of the $34.1 million net gain from the transitioning of Merritt Square Mall and Chesapeake Square to the lenders. Additionally, we experienced a decrease in FFO directly attributable to properties that were sold during 2016 and 2017 of $10.9 million. Further, we experienced $5.0 million less in FFO directly related to the properties that were part of the O'Connor Joint Venture II transaction.

(2)
The weighted average additional dilutive securities for the three months ended September 30, 2017 are excluded for purposes of calculating diluted (loss) earnings per share/unit because their effect would have been anti-dilutive.

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
The following schedule reconciles comparable NOI to operating income and presents comparable NOI percent change for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Operating income	$24,293	$38,425	$123,693	$119,638

Depreciation and amortization	65,383	71,287	199,514	211,922
General and administrative and merger, restructuring and transaction costs	8,108	7,832	26,027	57,982
Impairment loss	20,892	20,701	29,401	20,701
Fee income	(2,247)	(1,696)	(5,770)	(4,909)
Management fee allocation	54	417	567	7,186
Pro-rata share of unconsolidated joint ventures in comp NOI	16,056	7,659	49,065	27,524
Property allocated corporate expense	3,407	3,090	9,816	9,895
Non-comparable properties and other (1)	(1,275)	(2,579)	(13,044)	(6,896)
NOI from sold properties	(415)	(5,709)	(2,273)	(21,208)
Termination income and outparcel sales	(397)	(243)	(3,450)	(1,310)
Straight-line rents	(168)	(818)	(999)	(717)
Ground lease adjustments for straight-line and fair market value	20	(2)	50	(12)
Fair market value and inducement adjustments to base rents	(1,273)	(4,018)	(6,319)	(7,982)

Comparable NOI	$132,438	$134,346	$406,278	$411,814
Comparable NOI percentage change	(1.4)%		(1.3)%

(1)
Represents an adjustment to remove the NOI amounts from properties not owned and operated in all periods presented, certain non-recurring expenses (such as hurricane related expenses), as well as material insurance proceeds received in the periods presented. Furthermore, Southern Hills Mall is removed as the management and leasing of the property was transferred to the receiver during the fourth quarter of 2016, although legal title to the property is still held by an affiliate of the Company.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk from changes in interest rates, primarily LIBOR. We seek to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs by closely monitoring our variable rate debt and converting such debt to fixed rates when we deem such conversion advantageous. From time to time, we may enter into interest rate swap agreements or other interest rate hedging contracts. While these agreements are intended to lessen the impact of rising interest rates, they also expose us to the risks that the other parties to the agreements will not perform, we could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly effective cash flow hedges under GAAP guidance. As of September 30, 2017, $247.5 million (net of $3.6 million in debt issuance costs) of our aggregate indebtedness (8.3% of total indebtedness) was subject to variable interest rates, excluding amounts outstanding under variable rate loans that have been hedged to fixed interest rates.
If LIBOR rates of interest on our variable rate debt fluctuated, our future earnings and cash flows would be impacted, depending upon the current LIBOR rates and the existence of any derivative contracts current in effect.  Based upon our variable rate debt balance as of September 30, 2017, a 50 basis point increase in LIBOR rates would result in a decrease in earnings and cash flow of $1.3 million annually and a 50 basis point decrease in LIBOR rates would result in an increase in earnings and cash flow of $1.3 million annually.  This assumes that the amount outstanding under our variable rate debt remains at $247.5 million, the balance as of September 30, 2017.

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
Changes in Internal Control Over Financial Reporting.  There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Changes in Internal Control Over Financial Reporting.  There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date:	October 26, 2017	By:	/s/ Mark E. Yale
Mark E. Yale Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	October 26, 2017	By:	/s/ Melissa A. Indest
Melissa A. Indest Chief Accounting Officer and Senior Vice President, Finance (Principal Accounting Officer)