Form 10-K
period 2017-12-31
WASHINGTON PRIME GROUP INC.; Washington Prime Group, L.P.
filed 2018-02-22
CIK 1594686, 1610911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

Washington Prime Group Inc.
Washington Prime Group, L.P.
(Exact name of Registrant as specified in its charter)

Indiana (Both Registrants)
(State or other jurisdiction of incorporation or organization)

001-36252 (Washington Prime Group Inc.) 333-205859 (Washington Prime Group, L.P.) (Commission File No.)	180 East Broad Street Columbus, Ohio 43215 (Address of principal executive offices)
46-4323686 (Washington Prime Group Inc.) 46-4674640 (Washington Prime Group, L.P.) (I.R.S. Employer Identification No.)	(614) 621-9000 (Registrants' telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Washington Prime Group Inc.:

Title of each class	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	New York Stock Exchange
7.5% Series H Cumulative Redeemable Preferred Stock, par value $0.0001 per share	New York Stock Exchange
6.875% Series I Cumulative Redeemable Preferred Stock, par value $0.0001 per share	New York Stock Exchange

Washington Prime Group, L.P.: None

Securities registered pursuant to Section 12(g) of the Act:
Washington Prime Group Inc.: None
Washington Prime Group, L.P.: Units of limited partnership interest (34,760,026 units outstanding as of February 21, 2018)

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
Washington Prime Group Inc.    ☐             Washington Prime Group, L.P. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Washington Prime Group Inc. (Check One):    Large accelerated filer ☒    Accelerated filer ☐        Emerging growth company ☐
Non-accelerated filer ☐    Smaller reporting company ☐
(Do not check if a smaller reporting company)
Washington Prime Group, L.P. (Check One):    Large accelerated filer ☐    Accelerated filer ☐        Emerging growth company ☐
Non-accelerated filer ☒    Smaller reporting company ☐
(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
Washington Prime Group Inc. ☐                Washington Prime Group, L.P. ☐

Indicate by check mark whether Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).
Washington Prime Group Inc. Yes  ☐ No ☒        Washington Prime Group, L.P. Yes  ☐ No ☒

The aggregate market value of shares of common stock held by non-affiliates of Washington Prime Group Inc. was approximately $1.6 billion based on the closing sale price on the New York Stock Exchange for such stock on June 30, 2017.

As of February 21, 2018, Washington Prime Group Inc. had 185,791,421 shares of common stock outstanding. Washington Prime Group, L.P. has no publicly traded equity and no common stock outstanding.

Documents Incorporated By Reference
Portions of Washington Prime Group Inc.'s Proxy Statement in connection with its 2018 Annual Meeting of Stockholders are incorporated by reference in Part III.

EXPLANATORY NOTE
This report combines the annual reports on Form 10-K for the fiscal year ended December 31, 2017 of Washington Prime Group® Inc. and Washington Prime Group®, L.P. Unless stated otherwise or the context requires otherwise, references to "WPG Inc." mean Washington Prime Group® Inc., an Indiana corporation, and references to "WPG L.P." mean Washington Prime Group®, L.P., an Indiana limited partnership, and its consolidated subsidiaries, in cases where it is important to distinguish between WPG Inc. and WPG L.P. We use the terms "WPG," the "Company," “we,” "us," and “our,” to refer to WPG Inc., WPG L.P., and entities in which WPG Inc. or WPG L.P. (or any affiliate) has a material interest on a consolidated basis, unless the context indicates otherwise.
WPG Inc. operates as a self-managed and self-administered real estate investment trust (“REIT”). WPG Inc. owns properties and conducts operations through WPG L.P., of which WPG Inc. is the sole general partner and of which it held approximately 84.3% of the partnership interests (“OP units”) at December 31, 2017. The remaining OP units are owned by various limited partners. As the sole general partner of WPG L.P., WPG Inc. has the exclusive and complete responsibility for WPG L.P.’s day-to-day management and control. Management operates WPG Inc. and WPG L.P. as one enterprise. The management of WPG Inc. consists of the same persons who direct the management of WPG L.P. As general partner with control of WPG L.P., WPG Inc. consolidates WPG L.P. for financial reporting purposes, and WPG Inc. does not have significant assets other than its investment in WPG L.P. Therefore, the assets and liabilities of WPG Inc. and WPG L.P. are substantially the same on their respective consolidated financial statements and the disclosures of WPG Inc. and WPG L.P. also are substantially similar.
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

WASHINGTON PRIME GROUP INC. AND WASHINGTON PRIME GROUP, L.P.
Annual Report on Form 10-K
December 31, 2017

Part I
Item 1.    Business
Unless the context otherwise requires, references to "WPG," "the Company," "we," "us" or "our" refer to WPG Inc., WPG L.P. and entities in which WPG Inc. or WPG L.P. (or any affiliate) has a material ownership or financial interest, on a consolidated basis.
General
Washington Prime Group®Inc. ("WPG Inc.") is an Indiana corporation that operates as a self-administered and self-managed real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended (the "Code"). WPG will generally qualify as a REIT for U.S. federal income tax purposes as long as it continues to distribute not less than 90% of REIT taxable income and satisfy certain other requirements. WPG will generally be allowed a deduction against its U.S. federal income tax liability for dividends paid by it to REIT shareholders, thereby reducing or eliminating any corporate level taxation to WPG. Washington Prime Group, L.P. ("WPG L.P.") is WPG Inc.'s majority-owned limited partnership subsidiary that owns, develops, and manages, through its affiliates, all of WPG Inc.'s real estate properties and other assets. WPG Inc. is the sole general partner of WPG L.P. On May 28, 2014, WPG separated from Simon Property Group Inc. ("SPG") through the distribution of 100% of the outstanding units of WPG L.P. to the owners of Simon Property Group L.P. and 100% of the outstanding shares of WPG to the SPG common shareholders in a tax-free distribution. Prior to the separation, WPG Inc. and WPG L.P. were wholly owned subsidiaries of SPG and its subsidiaries ("SPG Businesses"). At the time of the separation, our assets consisted of interests in 98 shopping centers (the "WPG Legacy Properties"). On January 15, 2015, the Company acquired Glimcher Realty Trust ("GRT"), pursuant to a definitive agreement and plan of merger with GRT and certain affiliated parties of each dated September 16, 2014 (the "Merger Agreement"), in a stock and cash transaction valued at approximately $4.2 billion, including the assumption of debt (the "Merger"). Additionally, included in the consideration were operating partnership units held by limited partners and preferred stock. In the Merger, we acquired material interests in 23 shopping centers (the "Merger Properties") comprised of approximately 15.8 million square feet of gross leasable area ("GLA") and assumed additional mortgages on 14 properties with a fair value of approximately $1.4 billion. Prior to our separation from SPG, WPG Inc. entered into agreements with SPG under which SPG provided various services to WPG Inc. relating primarily to the legacy SPG Businesses and WPG Legacy Properties, including accounting, asset management, development, human resources, information technology, leasing, legal, marketing, public reporting and tax. The charges for the services were based on an hourly or per transaction fee arrangement and pass-through of out-of-pocket costs. These underlying agreements expired effective May 31, 2016.
We own, develop and manage enclosed retail properties and open air properties. As of December 31, 2017, our assets consisted of material interests in 108 shopping centers in the United States, comprised of approximately 59 million square feet of GLA.
Transactions
For a description of our operational strategies and developments in our business during 2017, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Form 10-K.
Segments
Our primary business is the ownership, development and management of retail real estate within the United States. We have aggregated our operations, including enclosed retail properties and open air properties, into one reportable segment because they have similar economic characteristics and we provide similar products and services to similar types of tenants and, in many cases, the same tenants. For the year ended December 31, 2017, Signet Jewelers, Ltd. (based on common parent ownership of tenants including, but not limited to, Body by Pagoda, Jared's, Kay Jewelers, Piercing Pagoda, Rogers Jewelers, and Zales Jewelers) accounted for approximately 3.0% of base minimum rents. Further, Signet Jewelers, Ltd., L Brands, Inc. (based on common parent ownership of tenants including Bath & Body Works, La Senza, Pink, Victoria's Secret, and White Barn Candle), Dick's Sporting Goods (based on common parent ownership including Dick's Sporting Goods, Field & Stream, and Golf Galaxy) and Footlocker, Inc. (based on common parent ownership including Champs Sports, Foot Action USA, Footlocker, Kids Footlocker, Lady Footlocker, and World Footlocker), in aggregate, comprised approximately 9.7% of base minimum rents. See Item 2. "Properties" for further information on tenant mix.
Other Policies
The following is a discussion of our investment policies, financing policies, conflicts of interest policies and policies with respect to certain other activities. One or more of these policies may be amended or rescinded from time to time without a stockholder vote.

Investment Policies
We are in the business of owning, managing and operating enclosed retail properties and open air properties across the United States and while we emphasize these real estate investments, we may also invest in equity or debt securities of other entities engaged in real estate activities or securities of other issuers. However, any of these investments would be subject to the percentage ownership limitations and gross income tests necessary for REIT qualification of WPG Inc. under federal tax laws as well as our own internal policies concerning conflicts of interest and related party transactions. These REIT limitations mean that we cannot make an investment that would cause our real estate assets to be less than 75% of our total assets. We must also derive at least 75% of our gross income directly or indirectly from investments relating to real property or mortgages on real property, including "rents from real property," dividends from other REITs and, in certain circumstances, interest from certain types of temporary investments. In addition, we must also derive at least 95% of our gross income from such real property investments, and from dividends, interest and gains from the sale or dispositions of stock or securities or from other combinations of the foregoing.
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
We expect most future borrowings would be made through WPG L.P. or its subsidiaries. Borrowings may be in the form of bank borrowings, publicly and privately placed debt instruments, or purchase money obligations to the sellers of properties. Any such indebtedness may be secured or unsecured. Any such indebtedness may also have full or limited recourse to the borrower or be cross-collateralized with other debt, or may be fully or partially guaranteed by WPG L.P. Although we may borrow to fund the payment of dividends, we currently have no expectation that we will regularly do so. See "Financing and Debt" within Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Form 10-K for a discussion of our debt arrangements as of December 31, 2017.
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
In addition, we have a Code of Business Conduct and Ethics, which applies to all of our officers, directors, and employees. At least a majority of the members of WPG Inc.'s Board of Directors, Governance and Nominating Committee, Audit Committee and Compensation Committee must qualify as independent under the listing standards for New York Stock Exchange listed companies. Any transaction between us and any officer, WPG Inc. director or any family member of any of the foregoing persons, or 5% shareholder of WPG Inc. must be approved pursuant to our related party transaction policy.
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
Competition
Our direct competitors include other publicly-traded retail development and operating companies, retail real estate companies, commercial property developers and other owners of retail real estate that engage in similar businesses. Within our property portfolio, we compete for retail tenants and the nature and extent of the competition we face varies from property to property. With respect to specific alternative retail property types, we have faced increased competition over the last several years from both lifestyle centers and power centers, in addition to other open air properties and enclosed retail properties.
We believe the principal factors that retailers consider in making their leasing decisions include, but are not limited to, the following:

•	Consumer demographics;

•	Quality, design and location of properties;

•	Total number and geographic distribution of properties;

•	Diversity of retailers and anchor tenants;

•	Management and operational expertise; and

•	Rental rates.

In addition, because our revenue potential is linked to the success of our retailers, we indirectly share exposure to the same competitive factors that our retail tenants experience in their respective markets when trying to attract individual shoppers. These dynamics include general competition from other retail properties, including outlet properties and other discount shopping properties, as well as competition with discount shopping clubs, catalog companies, direct mail, home shopping networks, and telemarketing. The changes in consumer shopping behavior to increase purchases on-line from their computers and mobile devices provide retailers with distribution options other than brick and mortar retail stores and has resulted in competitive alternatives that could have a material adverse effect on our ability to lease traditional commercial retail space and on the level of rents we can obtain.
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
Intellectual Property
WPG L.P., by and through its affiliates, holds service marks registered with the United States Patent and Trademark Office, including the terms Washington Prime Group® (expiration date January 2028) and The Outlet Collection® (expiration date October 2023), as well as the names of certain of our properties such as Scottsdale Quarter® (expiration date November 2019) and Polaris Fashion Place® (expiration date July 2022), and other marketing terms, phrases, and materials it uses to promote its business, services, and properties. Additionally, WPG L.P. has filed a trademark application with the United States Patent and Trademark Office for the name "Tangible" and its status is pending.
Employees
At December 31, 2017, we had 845 employees, of which 135 were part-time.
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
When leases for our existing properties expire, the premises might not be relet or the terms of reletting, including the cost of tenant allowances and concessions and the size of the space, might be less favorable than the current lease terms, due to strong competition or otherwise. Also, we might not be able to lease new properties to an appropriate mix of tenants or for rents that are consistent with our projections. To the extent that our leasing plans are not achieved, our business, results of operations and financial condition could be materially adversely affected and our operational and strategic objectives may not be achieved readily or at all.
Our lease agreements with our tenants typically provide a fixed rate for certain cost reimbursement charges; if our operating expenses increase or we are otherwise unable to collect sufficient cost reimbursement payments from our tenants, our business, results of operations and financial condition might be materially adversely affected.
Energy costs, repairs, maintenance and capital improvements to common areas of our properties, janitorial services, administrative, property and liability insurance costs and security costs are typically allocable to our properties' tenants. Our lease agreements typically provide that the tenant is liable for a portion of such common area maintenance charges (which we refer to as "CAM") and other operating expenses. The majority of our current leases require the tenant to pay a fixed periodic amount to reimburse a portion of our CAM and other operating expenses. In these cases, a tenant will pay either (a) a specified rent amount that includes the fixed CAM and operating expense reimbursement amount, or (b) a fixed expense reimbursement amount separate from the rent payment. Generally, both types of CAM and operating expense reimbursement payments are subject to annual increases regardless of the actual amount of CAM and other operating expenses. As a result, any adjustments in tenant payments do not depend on whether operating expenses increase or decrease, causing us to be responsible for any excess amounts. In the event that our operating expenses increase, CAM and tenant reimbursements that we receive might not allow us to recover a substantial portion of these operating costs.
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
Our open air properties and enclosed retail properties are typically anchored by department stores and other large nationally or regionally recognized tenants. The value of some of our properties could be materially adversely affected if these department stores or major tenants fail to comply with their contractual obligations, seek concessions in order to continue operations, or cease their operations.
For example, among department stores and other large stores, corporate merger or consolidation activity typically results in the closure of duplicate or geographically overlapping store locations. Resulting adverse pressure on the businesses of our department stores and major tenants could have an adverse impact upon our own results. Certain department stores and other national retailers have experienced, and might continue to experience, depending on consumer confidence levels or overall economic conditions, considerable decreases in customer traffic in their retail stores, increased competition from alternative retail options, such as those accessible via the Internet and other mediums, and other forms of pressure on their business models. Pressure on these department stores and national retailers could impact their ability to maintain their stores, meet their obligations both to us and to their external lenders and suppliers, withstand takeover attempts by investors or rivals or avoid bankruptcy and/or liquidation, all of which could result in impairment or closures of their stores. Other of our tenants might be entitled to modify the economic or other terms of their existing leases in the event of such closures (through co-tenancy clauses), which could decrease rents and/or operating expense reimbursements. The leases of some anchors might permit the anchor to transfer its lease, including any attendant approval rights, to another retailer. The transfer to a new anchor could cause customer traffic in the property to decrease or to be composed of different types of customers, which could reduce the income generated by that property and adversely impact development or re-development prospects for such property. A transfer of a lease to a new anchor also could allow other tenants to make reduced rental payments or to terminate their leases at the property, which could adversely affect our results of operations.

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
In the event we seek to acquire and develop new properties and expand and redevelop existing properties, we might not be successful in identifying or pursuing acquisition, development or re-development/expansion opportunities. Additionally, newly acquired properties, developed, re-developed or expanded properties might not perform as well as expected. Other related risks we face include, without limitation, the following:

•	Construction and other development costs of a project could be higher than projected, potentially making the project unfeasible or unprofitable;

•	We might not be able to obtain financing or to refinance loans on favorable terms, if at all;

•	We might be unable to obtain zoning, occupancy or other governmental approvals, or the approvals obtained may not be adequate;

•	Occupancy rates and rents might not meet our projections and as a result the project could be unprofitable; and

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
Our properties compete with other retail properties and other forms of retail, such as catalogs and e-commerce websites. Competition could also come from open air properties, outlet centers, lifestyle centers, and enclosed retail properties, and both existing and future development projects. The presence of competitive alternatives might adversely impact the success of our existing properties, our ability to lease space and the rental rates we can obtain. We also compete with other retail property developers to acquire prime development sites. Additionally, we compete with other retail property companies for tenants and qualified management. If we are unable to successfully compete, our business, results of operations and financial condition could be materially adversely affected.
The increase in and prevalence of digital and mobile technology usage has increased the speed of the transition of a percentage of market share from shopping at physical locations to web-based purchases. If we are unsuccessful in adapting our business to changing consumer spending habits, our results of operations and financial condition could be materially adversely affected.
If we lose our key management personnel, we might not be able to successfully manage our business and achieve our objectives.
Our management team has substantial experience in owning, operating, acquiring, and developing enclosed shopping centers and other open-air properties. A large part of our success depends on the leadership and performance of our executive management team and we cannot guarantee that they will remain with us. If we unexpectedly lose the services of these individuals, we might not be able to successfully manage our business or achieve our business objectives. Additionally, we continue to actively recruit management and other professional talent within the real estate and retail industries necessary to manage our properties to optimal performance. If we are not able to successfully recruit such personnel or cannot do so readily, this may adversely impact our ability to manage our business, achieve our financial goals, or meet our strategic and operational objectives.
We have limited control with respect to some properties that are partially owned or managed by third parties, which could adversely affect our ability to sell or refinance or otherwise take actions concerning these properties that would be in the best interests of WPG Inc.'s shareholders.
We may continue to co-invest with third parties through partnerships, joint ventures, or other entities, including without limitation by acquiring controlling or non-controlling interests in, or sharing responsibility for, managing the affairs of a property, partnership, joint venture or other entity. At December 31, 2017, we do not have sole decision-making authority regarding 13 unconsolidated properties that we currently hold through joint ventures with third parties.
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
Store closures and/or bankruptcy filings by tenants could occur during the course of our operations. We continually seek to re-lease vacant spaces resulting from tenant terminations. Large scale store closings or the bankruptcy of a tenant, particularly an anchor tenant, might make it more difficult to lease the remainder of a particular property or properties. Furthermore, certain of our tenants, including anchor tenants, hold the right under their lease(s) to terminate their lease(s) or reduce their rental rate if certain occupancy conditions are not met, if certain anchor tenants close, if certain sales levels (sales kick-out provisions) or profit margins are not achieved, or if an exclusive use provision is violated, which all could be triggered in the event of one or more tenant bankruptcies. Future tenant bankruptcies, especially by anchor tenants, could adversely affect our properties or impact our ability to successfully execute our re-leasing strategy as well as adversely impact our ability to achieve our operational and strategic objectives.
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
An increase in market interest rates could increase our interest costs on existing and future debt and could adversely affect WPG Inc.'s common share price.
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
The consolidated indebtedness of our business as of December 31, 2017 was approximately $2.9 billion. We have and will continue to incur various costs and expenses associated with our transactions and executing our operational and fiscal strategy. Any future increased levels of indebtedness could also reduce access to capital and increase borrowing costs generally, thereby reducing funds available for working capital, capital expenditures, tenant improvements, acquisitions and other general corporate purposes and may create competitive disadvantages for us relative to other companies with lower debt levels. If we do not achieve our operational and growth goals or if the financial performance of the Company does not meet current expectations, then our ability to service our indebtedness may be adversely impacted. Lastly, if interest rates increase, the cost of capital and expenses of debt service requirements relating to our variable rate debt, which constitutes 10.4% of our consolidated indebtedness as of December 31, 2017, would increase which could adversely affect our cash flows.
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
If our cash flows and capital resources are insufficient to service and repay our debt and fund other cash requirements, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to sell assets or operations, seek additional capital or restructure or refinance our debt. We may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, such alternative actions may not allow us to meet all of our debt obligations. Our unsecured revolving credit facility (the "Revolver") and senior unsecured term loan (the "Term Loan" and collectively with the Revolver, the "Facility") were amended and restated on January 22, 2018 and restrict (i) our ability to dispose of assets and (ii) our ability to incur debt. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt obligations then due.
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
If we fail to make required payments in respect of our debt, (i) we will be in default thereunder and, as a result, the related debt holders and lenders, and potentially other debt holders and lenders, could declare all outstanding principal and interest to be due and payable, (ii) the lenders under the Revolver could terminate their commitments to loan money to us, (iii) our secured lenders could foreclose against the assets securing the related debt, (iv) could result in cross defaults on other financing obligations or defaults in other transactional arrangements we have; and (v) we could be forced into bankruptcy or liquidation.
Despite current and anticipated debt levels, we may still be able to incur substantially more debt.
We may be able to incur substantial additional debt in the future. Although the Facility and the WPG L.P. notes restrict the incurrence of additional debt, these restrictions are subject to a number of qualifications and exceptions and the additional debt incurred in compliance with these restrictions could be substantial. If new debt is added to our current debt levels, the related risks that we now face would increase.
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
We have a variety of debt, including the unsecured Facility, the unsecured WPG L.P. notes, and secured property-level debt. The agreements that govern such indebtedness contain various affirmative and negative covenants that could, subject to certain significant exceptions, restrict our ability and certain of our subsidiaries to, among other things, have liens on property, incur additional indebtedness, make loans, advances or other investments, make non-ordinary course asset sales, and/or merge or consolidate with any other entity or sell or convey certain assets to any one person or entity. Additionally, some of the agreements that govern the debt financing contain financial covenants that require us to maintain certain financial ratios. Our ability and the ability of our subsidiaries to comply with these provisions might be affected by events beyond our control. Failure to comply with these covenants could result in an event of default, which, if not cured or waived, could accelerate our repayment obligations.
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
Our outstanding debt is periodically rated by nationally recognized credit rating agencies. Our credit ratings impact the cost and availability of future borrowings and, accordingly, our cost of capital. Our ratings reflect each rating organization's opinion of our financial strength, operating performance and ability to meet debt obligations. We currently have investment grade credit ratings. Although we currently hold this rating, we have in the past been subject to downgrades. There can be no assurance that we will achieve a particular rating or maintain a particular rating in the future. Furthermore, the interest rate under the Facility is variable and could increase in the event our credit rating is downgraded, resulting in higher borrowing costs. An increase in our cost of capital could adversely impact our ability to fund key activities related to achieving our business objectives.
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
Risks associated with the implementation of new information systems or upgrades to existing systems may interfere with our operations or ability to maintain adequate records.
We are continuing to implement new information systems and upgrades to existing systems as part of our growing business and problems with the design as well as the security or implementation of these new or upgraded systems could interfere with our operations or ability to maintain adequate and secure records.
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

Other significant changes have occurred and may continue to occur in our cost structure, management, strategic transactions, financing and business operations as a result of operating as an independent company. For additional information about the past financial performance of our business and the basis of presentation of the historical combined financial statements of our business, please refer to "Selected Financial Data," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the historical financial statements and accompanying notes included elsewhere in this Form 10-K.
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
REIT compliance is required to be tested for WPG Inc. as well as any subsidiary REIT within our structure. Each REIT’s compliance is tested and determined separately. Therefore the subsidiary REITs have a lower materiality threshold. If one of the subsidiary REITs failed to be REIT compliant it may impact the REIT status of WPG Inc.

Legislative, administrative, regulatory or other actions affecting REITs, including positions taken by the IRS, could have a negative effect on WPG Inc.
The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process, and by the IRS and the U.S. Department of the Treasury (the "Treasury"). On December 22, 2017, the Tax Cuts and Jobs Act was signed into law by the U.S. President. Although we are not aware of any provision in the final tax reform legislation or any pending tax legislation that would adversely affect our ability to operate as a REIT, changes to the tax laws or interpretations thereof by the IRS and the Treasury, with or without retroactive application, could materially and adversely affect WPG Inc.'s investors or WPG Inc. WPG Inc. cannot predict how changes in the tax laws might affect its investors or WPG Inc. New legislation, Treasury regulations, administrative interpretations or court decisions could significantly and negatively affect WPG Inc.'s ability to qualify to be taxed as a REIT and/or the U.S. federal income tax consequences to WPG Inc.'s investors and WPG Inc. of such qualification.
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
Although we expect to pay regular cash distributions, the timing, declaration, amount and payment of future distributions to shareholders will fall within the discretion of our Board of Directors. Our Board of Directors' decisions regarding the payment of distributions will depend on many factors, such as our financial condition, earnings, capital requirements, debt service obligations, limitations under our financing arrangements, industry practice, legal requirements, regulatory constraints, and other factors that it deems relevant. Our ability to pay distributions will depend on our ongoing ability to generate cash from operations and access capital markets. We cannot guarantee that we will pay a distribution in the future or continue to pay any distribution at a particular rate.
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
As a REIT, WPG Inc. is required to distribute at least 90% of its REIT taxable income each year, excluding net capital gains, to its shareholders. WPG Inc. intends to make regular quarterly distributions whereby it expects to distribute at least 100% of its REIT taxable income to its shareholders out of assets legally available thereof. Based on the amount of its REIT taxable income for the year ended December 31, 2017, WPG Inc.'s annual dividend of $1.00 per share satisfied this requirement. However, WPG Inc.'s ability to make distributions could be adversely affected by various factors, many of which are not within its control. For example, in the event of downturns in its financial condition or operating results, economic conditions or otherwise, WPG Inc. might be unable to declare or pay distributions to its shareholders to the extent required to maintain its REIT qualification. WPG Inc. might be required either to fund distributions from borrowings under the Revolver or to reduce its distributions. If we borrow to fund WPG Inc.'s distributions, our interest costs could increase, thereby reducing our earnings and cash available for distribution from what they otherwise would have been.
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

•	Restrictions on an "interested shareholder" to engage in certain business combinations with WPG Inc. for a five-year period following the date the interested shareholder became such.
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
Several of the agreements that we entered into with SPG in connection with the separation require SPG's consent to any assignment by us of our rights and obligations under the agreements, but these agreements generally expired within two years of May 28, 2014, except for certain agreements that continue for longer terms. These agreements include the Separation Agreement and the Tax Matters Agreement. The consent and termination rights set forth in these agreements might discourage, delay or prevent a change of control that you may consider favorable.
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

Certain provisions in WPG L.P.'s amended and restated limited partnership agreement may limit our ability to execute transactions that you may consider favorable.
WPG L.P.'s amended and restated limited partnership agreement, as amended (the "Partnership Agreement") provides that we must obtain the approval of a majority of the units of limited partnership interest held by limited partners in order to merge or consolidate WPG L.P. or voluntarily sell or otherwise transfer all or substantially all of the assets of WPG L.P. In addition, during all periods in which Melvin Simon, Herbert Simon and David Simon and members of their immediate families (and including their lineal descendants, trusts established for their benefit and entities controlled by them), collectively, hold at least 10% of the partnership units in WPG L.P., the Partnership Agreement requires that WPG L.P. obtain the consent of the Simons holding more than 50% of the partnership units then held by the Simons prior to, among other things, selling, exchanging, transferring or otherwise disposing of all or substantially all of the assets of WPG L.P. David Simon (or such other person as may be designated by the holders of more than 50% of the partnership units held by the Simons) has been granted authority by those limited partners who are Simons to grant and withhold consent on behalf of the Simons whenever such consent of the Simons is required. Because WPG L.P.'s assets comprise substantially all of our assets, these restrictions could limit our ability to sell or transfer all or substantially all of our assets, or impact the manner in which we do so, even if some of our shareholders believe that doing so would be in our and their best interests.
WPG Inc.'s substantial shareholders may exert influence over our company that may be adverse to our best interests and those of WPG Inc.'s other shareholders.
A substantial portion of WPG Inc.'s outstanding common shares are held by a relatively small group of shareholders. This concentration of ownership may make some transactions more difficult or impossible without the support of some or all of these shareholders. For example, the concentration of ownership held by the substantial shareholders, even if they are not acting in a coordinated manner, could allow them to influence our policies and strategy and could delay, defer or prevent a change of control or impede a merger, takeover or other business combination that may otherwise be favorable to us and our other shareholders. Additionally, the interests of any of WPG Inc.'s substantial shareholders, or any of their respective affiliates, could conflict with or differ from the interests of WPG Inc.'s other shareholders or the other substantial shareholders. A substantial shareholder or affiliate thereof may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us.
Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
As of December 31, 2017, our portfolio of properties consisted of material interests in 108 properties totaling approximately 59 million square feet of GLA. We also own parcels of land which can be used for either new development or the expansion of existing properties. While most of these properties are wholly owned by us, several are less than wholly owned through joint ventures and other arrangements with third parties, which is common in the real estate industry. As of December 31, 2017, our properties had an ending occupancy rate of 93.1% (based on the measures described in note (2) to the table that follows).
Our properties are leased to a variety of tenants across the retail spectrum including anchor stores, big-box tenants, national inline tenants, sit-down restaurants, movie theatres, and regional and local retailers. As of December 31, 2017, selected anchors and tenants include Macy's, Inc., Dillard's, Inc., J.C. Penney Co., Inc., Sears Holdings Corporation, Target Corporation, The Bon-Ton Stores, Inc., Kohl's Corporation, Dick's Sporting Goods, Best Buy Co., Inc., Bed Bath & Beyond Inc. and TJX Companies, Inc. With respect to all tenants in our portfolio, no single tenant was responsible for more than 3.0% of our total base minimum rental revenues for the year ended December 31, 2017. Further, no single property accounted for more than 5.1%, of our total base minimum rental revenues for the year ended December 31, 2017. Finally, as of December 31, 2017, no more than 13.6% of our total gross annual base minimum rental revenues was derived from leases that expire in any single calendar year. Capitalized terms not defined in this Item 2 shall have the definition ascribed to these terms in Item 1 of this Form 10-K.
The following table summarizes certain data for our portfolio of properties as of December 31, 2017:
Property Information
As of December 31, 2017

Property Name	State	City (Major Metropolitan Area)	Ownership Interest (Expiration if Lease)	Financial Interest (1)	Year Acquired or Built	Occupancy (%)(2)	Total Center SF	Anchors
Enclosed Retail Properties
Anderson Mall	SC	Anderson	Fee	100.0%	Built 1972	78.3%	670,031	Belk(10), Books-A-Million, Dillard's(10), JCPenney, Sears(10)

Property Name	State	City (Major Metropolitan Area)	Ownership Interest (Expiration if Lease)	Financial Interest (1)	Year Acquired or Built	Occupancy (%)(2)	Total Center SF	Anchors
Arbor Hills	MI	Ann Arbor	Fee	51.0%	Acquired 2015	100.0%	87,395	N/A
Arboretum, The	TX	Austin	Fee	51.0%	Acquired 1998	94.3%	195,302	Barnes & Noble, Cheesecake Factory, Pottery Barn
Ashland Town Center	KY	Ashland	Fee	100.0%	Acquired 2015	94.3%	433,558	Belk, Belk Home Store, JCPenney(10), T.J. Maxx
Bowie Town Center	MD	Bowie (Wash, D.C.)	Fee	100.0%	Built 2001	88.1%	571,820	Barnes & Noble, Best Buy, L.A. Fitness, Macy's(10), Off Broadway Shoes, Sears(8)
Boynton Beach Mall	FL	Boynton Beach (Miami)	Fee	100.0%	Acquired 1996	87.3%	1,101,881	Cinemark Theatres, Dillard's(10), JCPenney, Macy's(10), Sears, You Fit Health Clubs
Brunswick Square	NJ	East Brunswick (New York)	Fee	100.0%	Acquired 1996	98.5%	760,998	Barnes & Noble, JCPenney(10), Macy's(10), Starplex Luxury Cinema
Charlottesville Fashion Square	VA	Charlottesville	Ground Lease (2076)	100.0%	Acquired 1997	87.3%	578,063	Belk(4), JCPenney(10) Sears
Chautauqua Mall	NY	Lakewood	Fee	100.0%	Acquired 1996	91.1%	432,931	Bon Ton, JCPenney, Office Max, Sears
Chesapeake Square Theater	VA	Chesapeake (VA Beach)	Fee	100.0%	Acquired 1996	100.0%	42,248	Cinemark Theatres
Clay Terrace	IN	Carmel (Indianapolis)	Fee	100.0%	Acquired 2014	97.3%	577,601	Dick's Sporting Goods, DSW, Pier 1, St. Vincent's Sports Performance, Whole Foods
Cottonwood Mall	NM	Albuquerque	Fee	100.0%	Built 1996	87.8%	1,050,499	Conn's Electronic & Appliance(10), Dillard's(10), JCPenney(10), Regal Cinema, Sears(10)
Dayton Mall	OH	Dayton	Fee	100.0%	Acquired 2015	96.7%	1,442,615	Dick's Sporting Goods, DSW, Elder-Beerman(10), JCPenney, Macy's(10), Sears(8)
Edison Mall	FL	Fort Myers	Fee	100.0%	Acquired 1997	90.0%	1,038,097	Books-A-Million, Dillard's(10), JCPenney, Macy's(4), Sears(8)
Grand Central Mall	WV	Parkersburg	Fee	100.0%	Acquired 2015	90.4%	846,249	Belk, Dunham's Sports, Elder-Beerman(5) JCPenney, Regal Cinemas, Sears
Great Lakes Mall	OH	Mentor (Cleveland)	Fee	100.0%	Acquired 1996	91.6%	1,222,601	Atlas Cinema Stadium 16, Barnes & Noble, Dick's Sporting Goods, Dillard's(10), JCPenney, Macy's(10)
Indian Mound Mall	OH	Newark	Fee	100.0%	Acquired 2015	91.8%	556,746	AMC Theaters, Big Sandy Superstore(10), Dick's Sporting Goods, Elder-Beerman, JCPenney, Sears(10)
Irving Mall	TX	Irving (Dallas)	Fee	100.0%	Built 1971	99.9%	1,052,204	AMC Theatres, Burlington Coat Factory, Dillard's(10), Fitness Connection, La Vida Fashion and Home Décor(10), Macy's(10), Sears(8), Shoppers World, Sky Zone
Jefferson Valley Mall	NY	Yorktown Heights (New York)	Fee	100.0%	Built 1983	92.4%	578,245	Dick's Sporting Goods, Macy's, Sears(8)
Lima Mall	OH	Lima	Fee	100.0%	Acquired 1996	80.6%	743,361	JCPenney, Macy's(10), Sears
Lincolnwood Town Center	IL	Lincolnwood (Chicago)	Fee	100.0%	Built 1990	86.7%	422,997	Carson Pirie Scott, Kohl's

Property Name	State	City (Major Metropolitan Area)	Ownership Interest (Expiration if Lease)	Financial Interest (1)		Year Acquired or Built	Occupancy (%)(2)	Total Center SF	Anchors
Lindale Mall	IA	Cedar Rapids	Fee	100.0%		Acquired 1998	94.3%	730,590	Sears(8), Von Maur, Younkers
Longview Mall	TX	Longview	Fee	100.0%		Built 1978	99.4%	653,238	Dick's Sporting Goods, Dillard's(10), JCPenney(10), L'Patricia(10), Sears(10), Stage(10)
Malibu Lumber Yard	CA	Malibu	Ground Lease (2047)	51.0%		Acquired 2015	73.6%	31,514	N/A
Mall at Fairfield Commons, The	OH	Beavercreek	Fee	100.0%		Acquired 2015	92.7%	1,043,107	Dick's Sporting Goods, Elder-Beerman, JCPenney, Macy's(10), Sears
Mall at Johnson City, The	TN	Johnson City	Fee	51.0%		Acquired 2015	98.9%	567,895	Belk for Her, Belk Home Store, Dick's Sporting Goods, JCPenney, Sears(10)
Maplewood Mall	MN	St. Paul (Minneapolis)	Fee	100.0%		Acquired 2002	83.6%	905,960	Barnes & Noble, JCPenney(10), Kohl's(10), Macy's(10), Sears(8)
Markland Mall	IN	Kokomo	Fee (9)	100.0%		Built 1968	92.6%	312,579	Carson Pirie Scott, Target
Melbourne Square	FL	Melbourne	Fee	100.0%		Acquired 1996	90.2%	723,804	Dick's Sporting Goods, Dillard's(11), JCPenney, L.A. Fitness, Macy's(10)
Mesa Mall	CO	Grand Junction	Fee	100.0%		Acquired 1998	93.2%	873,467	Cabela's(10), Herberger's, JCPenney(10), Jo-Ann Fabrics, Sears, Target(10)
Morgantown Mall	WV	Morgantown	Fee	100.0%		Acquired 2015	90.9%	555,531	AMC Theaters, Belk(5), Elder-Beerman, JCPenney, Sears
Muncie Mall	IN	Muncie	Fee	100.0%		Built 1970	84.9%	641,821	Carson's, JCPenney, Macy's(10), Sears(10)
New Towne Mall	OH	New Philadelphia	Fee	100.0%		Acquired 2015	90.9%	506,618	Dick's Sporting Goods, Elder-Beerman, Jo-Ann Fabrics, Kohl's, Marshalls, Super Fitness Center
Northtown Mall	MN	Blaine	Fee	100.0%		Acquired 2015	93.5%	607,199	Becker Furniture, Best Buy, Burlington Coat Factory, Herberger's, Hobby Lobby, Home Depot, L.A. Fitness
Northwoods Mall	IL	Peoria	Fee	100.0%		Built 1983	81.1%	686,176	JCPenney(10), Round One, Sears(10)
Oak Court Mall	TN	Memphis	Fee	100.0%		Acquired 1997	96.7%	847,398	Dillard's(4), Macy's(10)
Oklahoma City Properties	OK	Oklahoma City	Fee	51.0%	(7)	Acquired 2015	89.9%	294,598	Trader Joe's, Whole Foods
Orange Park Mall	FL	Orange Park (Jacksonville)	Fee	100.0%		Acquired 1994	98.0%	959,438	AMC Theatres, Belk(10), Dick's Sporting Goods, Dillard's(10), JCPenney, Sears(10)
Outlet Collection® | Seattle, The	WA	Auburn (Seattle)	Fee	100.0%		Acquired 2015	94.2%	922,286	Bed Bath & Beyond, Burlington Coat Factory, Dave & Busters, L.A. Fitness, Nordstrom Rack, Sam's Club(5)
Paddock Mall	FL	Ocala	Fee	100.0%		Acquired 1996	95.4%	548,120	Belk, JCPenney, Macy's(10), Sears(8)
Pearlridge Center	HI	Aiea	Fee and Ground Lease (2043, 2058)	51.0%		Acquired 2015	93.1%	1,288,651	Longs Drug Store, Macy's, Pearlridge Mall Theaters, Ross Dress for Less, Sears, T.J. Maxx

Property Name	State	City (Major Metropolitan Area)	Ownership Interest (Expiration if Lease)	Financial Interest (1)		Year Acquired or Built	Occupancy (%)(2)	Total Center SF	Anchors
Polaris Fashion Place®	OH	Columbus	Fee	51.0%		Acquired 2015	99.1%	1,570,588	Barnes & Noble, Dick's Sporting Goods, JCPenney(10), Macy's(10), Saks Fifth Avenue(10), Sears(10), Von Maur(10)
Port Charlotte Town Center	FL	Port Charlotte	Fee	100.0%	(6)	Acquired 1996	87.7%	777,246	Bealls(10), Dillard's(10), DSW, JCPenney, Macy's(10), Recreational Warehouse, Regal Cinema, Sears
Rolling Oaks Mall	TX	San Antonio	Fee	100.0%		Built 1988	96.7%	883,336	Dillard's(10), JCPenney(10), Macy's(10), Sears(10)
Rushmore Mall	SD	Rapid City	Fee	100.0%		Acquired 1998	80.3%	831,040	AMC Theaters, At Home, Herberger's, Hobby Lobby, JCPenney, Planet Fitness, Sears(5), Toys 'R Us(5)
Scottsdale Quarter®	AZ	Scottsdale	Fee	51.0%		Acquired 2015	91.5%	725,431	Apogee Physicians, H&M, iPic Theaters, JDA Software, Restoration Hardware, Starwood Hotels
Seminole Towne Center	FL	Sanford (Orlando)	Fee	22.4%		Built 1995	88.9%	1,109,948	Athletic Apex, Burlington Coat Factory, Dick's Sporting Goods, Dillard's(10), JCPenney(10), Macy's, Sears(10), United Artists Theatre
Southern Hills Mall	IA	Sioux City	Fee	100.0%		Acquired 1998	90.9%	794,010	AMC Theaters, Barnes & Noble, Hy-Vee, JCPenney(10), Scheel's All Sports, Sears(10), Younkers
Southern Park Mall	OH	Youngstown	Fee	100.0%		Acquired 1996	85.4%	1,202,924	Cinemark Theatres, Dillard's(10), JCPenney, Macy's, Sears
Sunland Park Mall	TX	El Paso	Fee	100.0%		Built 1988	83.0%	927,703	Cinemark, Dillard's(11), Forever 21(10), Sears(10)
Town Center at Aurora	CO	Aurora (Denver)	Fee	100.0%		Acquired 1998	94.1%	1,080,940	Century Theatres, Dillard's(10), JCPenney(10), Macy's(10), Sears(10)
Town Center Crossing & Plaza	KS	Leawood	Fee	51.0%		Acquired 2015	94.2%	671,286	Arhaus, Barnes & Noble, Crate & Barrel, Macy's(10), Restoration Hardware
Towne West Square	KS	Wichita	Fee	100.0%		Built 1980	79.4%	898,662	Dick's Sporting Goods(10), Dillard's(11), JCPenney(10), The Movie Machine
Waterford Lakes Town Center	FL	Orlando	Fee	100.0%		Built 1999	100.0%	965,482	Ashley Furniture Home Store (10), Barnes & Noble, Bed Bath & Beyond, Best Buy, Jo-Ann Fabrics, L.A. Fitness(10), Office Max, Regal Cinemas, Ross Dress for Less, Target(10), T.J. Maxx
Weberstown Mall	CA	Stockton	Fee	100.0%		Acquired 2015	98.6%	859,287	Barnes & Noble, Dillard's(10), JCPenney(10), Sears(10)
West Ridge Mall	KS	Topeka	Fee	100.0%		Built 1988	82.8%	1,015,064	Burlington Coat Factory(5), Dillard's(10), Furniture Mall of Kansas(10), JCPenney(10), Sears(10), Sky Zone

Property Name	State	City (Major Metropolitan Area)	Ownership Interest (Expiration if Lease)	Financial Interest (1)		Year Acquired or Built	Occupancy (%)(2)	Total Center SF	Anchors
Westminster Mall	CA	Westminster (Los Angeles)	Fee	100.0%		Acquired 1998	87.6%	1,214,525	Chuze Fitness, DSW, JCPenney(10), Macy's(10), Sears(5)(8), Sky Zone, Target(10)
WestShore Plaza	FL	Tampa	Fee	100.0%		Acquired 2015	96.5%	1,075,486	AMC Theatres, Dick's Sporting Goods, JCPenney, Macy's(10), Sears
Total Enclosed Retail Properties Portfolio Square Footage (3)								44,708,390

Open Air Properties
Bloomingdale Court	IL	Bloomingdale (Chicago)	Fee	100.0%		Built 1987	99.3%	696,588	Best Buy, Dick's Sporting Goods(10), Jo-Ann Fabrics, Office Max, Picture Show, Ross Dress for Less, T.J. Maxx N More, Walmart Supercenter(10)
Bowie Town Center Strip	MD	Bowie (Wash, D.C.)	Fee	100.0%		Built 2001	100.0%	106,636	Safeway(10)
Canyon View Marketplace	CO	Grand Junction	Fee	100.0%		Acquired 2015	95.6%	43,053	City Market(10), Kohl's(10)
Charles Towne Square	SC	Charleston	Fee	100.0%		Built 1976	100.0%	71,794	Regal Cinema
Chesapeake Center	VA	Chesapeake (Virginia Beach)	Fee	100.0%		Acquired 1996	100.0%	305,853	Dollar Tree(10), PetSmart, Value City Furniture
Concord Mills Marketplace	NC	Concord (Charlotte)	Fee	100.0%		Acquired 2007	100.0%	262,020	At Home, BJ's Wholesale Club, REC Warehouse
Countryside Plaza	IL	Countryside (Chicago)	Fee	100.0%		Built 1977	99.9%	403,756	Best Buy, Dollar Tree, Floor & Decor, Home Depot(10), Jo-Ann Fabrics, PetSmart, The Tile Shop
Dare Centre	NC	Kill Devil Hills	Ground Lease (2058)	100.0%		Acquired 2004	100.0%	168,673	Belk(10), Food Lion
DeKalb Plaza	PA	King of Prussia (Philadelphia)	Fee	100.0%		Acquired 2003	100.0%	101,911	ACME Grocery(10), Bob's Discount Furniture
Empire East	SD	Sioux Falls	Fee	100.0%		Acquired 1998	100.0%	301,438	Bed Bath & Beyond, Kohl's, Target(10)
Fairfax Court	VA	Fairfax (Wash, D.C.)	Fee	100.0%		Acquired 2014	89.3%	249,488	Burlington Coat Factory, Pier 1, XSport Fitness
Fairfield Town Center	TX	Houston	Fee	100.0%		Built 2014	97.1%	293,524	Academy Sports, HEB(10), Marshalls, Party City
Forest Plaza	IL	Rockford	Fee	100.0%		Built 1985	100.0%	433,718	Babies 'R Us/Toys 'R Us, Bed Bath & Beyond, Kohl's, Marshalls, Michaels, Office Max, Petco
Gaitway Plaza	FL	Ocala	Fee	99.0%	(6)	Acquired 2014	98.4%	208,039	Bed Bath & Beyond, Michael's, Office Depot, Ross Dress for Less, T.J. Maxx
Gateway Centers	TX	Austin	Fee	51.0%		Acquired 2004	97.9%	512,153	Best Buy, Crate & Barrel, Nordstrom Rack, Off 5th Saks 5th Ave, Regal Cinema(10), REI(10), Whole Foods, The Container Store, The Tile Shop
Greenwood Plus	IN	Greenwood (Indianapolis)	Fee	100.0%		Built 1979	100.0%	155,319	Best Buy, Kohl's
Henderson Square	PA	King of Prussia (Philadelphia)	Fee	100.0%		Acquired 2003	100.0%	107,371	Avalon Carpet & Tile Shop, Giant(10)
Keystone Shoppes	IN	Indianapolis	Fee	100.0%		Acquired 1997	87.3%	36,402	N/A

Property Name	State	City (Major Metropolitan Area)	Ownership Interest (Expiration if Lease)	Financial Interest (1)	Year Acquired or Built	Occupancy (%)(2)	Total Center SF	Anchors
Lake Plaza	IL	Waukegan (Chicago)	Fee	100.0%	Built 1986	100.0%	215,590	Home Owners Bargain Outlet
Lake View Plaza	IL	Orland Park (Chicago)	Fee	100.0%	Built 1986	99.0%	367,369	Arhaus, Best Buy, Bob's Discount Furniture, Golf Galaxy, Jo-Ann Fabrics, Petco, Tuesday Morning, Value City Furniture(10)
Lakeline Plaza	TX	Cedar Park (Austin)	Fee	100.0%	Built 1998	97.0%	386,229	Best Buy, Jumpstreet, Office Max, PetSmart, Ross Dress for Less, T.J. Maxx, Total Wine & More(10)
Lima Center	OH	Lima	Fee	100.0%	Acquired 1996	100.0%	233,878	Hobby Lobby(10), Jo-Ann Fabrics, Kohl's, T.J. Maxx
Lincoln Crossing	IL	O'Fallon (St. Louis)	Fee	100.0%	Built 1990	100.0%	303,526	Academy Sports, PetSmart, Walmart(10)
MacGregor Village	NC	Cary	Fee	100.0%	Acquired 2004	80.8%	146,777	Apex Soccer
Mall of Georgia Crossing	GA	Buford (Atlanta)	Fee	100.0%	Built 1999	100.0%	440,774	American Signature Furniture, Best Buy, Nordstrom Rack, Staples, Target(10), T.J. Maxx 'n More
Markland Plaza	IN	Kokomo	Fee	100.0%	Built 1974	95.2%	90,527	Bed Bath & Beyond, Best Buy
Martinsville Plaza	VA	Martinsville	Ground Lease (2026)	100.0%	Built 1967	69.2%	102,105	Rose's
Matteson Plaza	IL	Matteson (Chicago)	Fee	100.0%	Built 1988	56.2%	273,836	Shoppers World
Muncie Towne Plaza	IN	Muncie	Fee	100.0%	Built 1998	86.1%	171,621	AMC Theatres, Kohl's, T.J. Maxx
North Ridge Shopping Center	NC	Raleigh	Fee	100.0%	Acquired 2004	96.5%	171,570	Ace Hardware, Harris-Teeter Grocery, O2 Fitness Club
Northwood Plaza	IN	Fort Wayne	Fee	100.0%	Built 1974	81.4%	204,956	Target(10)
Palms Crossing	TX	McAllen	Fee	51.0%	Built 2007	97.2%	409,158	Babies 'R Us, Barnes & Noble, Bealls, Best Buy, DSW, Hobby Lobby, Overstock Furniture & Mattress
Plaza at Buckland Hills, The	CT	Manchester	Fee	100.0%	Acquired 2014	88.8%	327,483	Big Lots, Jo-Ann Fabrics, Michael's(10), PetSmart(10), Total Wine & More, Toys 'R Us(10)
Richardson Square	TX	Richardson (Dallas)	Fee	100.0%	Acquired 1996	100.0%	516,100	Lowe's Home Improvement(10), Ross Dress for Less, Sears(10), Super Target(10)
Rockaway Commons	NJ	Rockaway (New York)	Fee	100.0%	Acquired 1998	97.9%	239,050	Best Buy, Buy Buy Baby, Christmas Tree Shops, DSW, Michael's, Nordstrom Rack
Rockaway Town Plaza	NJ	Rockaway (New York)	Fee	100.0%	Built 2004	100.0%	374,430	Dick's Sporting Goods(10), PetSmart, Target(10)
Royal Eagle Plaza	FL	Coral Springs (Miami)	Fee	100.0%	Acquired 2014	82.4%	186,283	Hobby Lobby, Lucky's Market
Shops at Arbor Walk, The	TX	Austin	Ground Lease (2056)	51.0%	Built 2006	98.4%	458,469	DSW, Home Depot, Jo-Ann Fabrics, Marshalls, Sam Moon Trading Co., Spec's Wine, Spirits and Fine Foods
Shops at North East Mall, The	TX	Hurst (Dallas)	Fee	100.0%	Built 1999	100.0%	365,039	Barnes & Noble, Bed Bath & Beyond, Best Buy, DSW, Michaels, PetSmart, T.J. Maxx

Property Name	State	City (Major Metropolitan Area)	Ownership Interest (Expiration if Lease)	Financial Interest (1)		Year Acquired or Built	Occupancy (%)(2)	Total Center SF	Anchors
St. Charles Towne Plaza	MD	Waldorf (Wash, D.C.)	Fee	100.0%		Built 1987	87.4%	391,653	Ashley Furniture, Big Lots, Citi Trends, Dollar Tree, K & G Menswear, Shoppers Food Warehouse, Value City Furniture(10)
Tippecanoe Plaza	IN	Lafayette	Fee	100.0%		Built 1974	100.0%	90,522	Barnes & Noble, Best Buy
University Center	IN	Mishawaka	Fee	100.0%		Acquired 1996	95.1%	150,441	Best Buy(10), Michael's, Ross Dress for Less
University Town Plaza	FL	Pensacola	Fee	100.0%		Redeveloped 2013	100.0%	565,538	Academy Sports, Burlington Coat Factory, JCPenney(10), Sears(8), Toys 'R Us/Babies 'R Us
Village Park Plaza	IN	Carmel (Indianapolis)	Fee	100.0%		Acquired 2014	100.0%	575,548	Bed Bath & Beyond, Hobby Lobby, Kohl's, Marsh Supermarket(10), Regal Cinemas, Walmart Supercenter(10)
Washington Plaza	IN	Indianapolis	Fee	100.0%		Acquired 1996	79.4%	50,107	Jo-Ann Fabrics
West Ridge Plaza	KS	Topeka	Fee	100.0%		Built 1988	100.0%	253,086	Target(10), T.J. Maxx, Toys 'R Us(10)
West Town Corners	FL	Altamonte Springs (Orlando)	Fee	100.0%	(6)	Acquired 2014	93.5%	380,240	American Signature Furniture(10), PetSmart, Walmart(10), Winn-Dixie Marketplace
Westland Park Plaza	FL	Orange Park (Jacksonville)	Fee	100.0%	(6)	Acquired 2014	86.7%	163,259	Beall's, Burlington Coat Factory, Guitar Center, L.A. Fitness
White Oaks Plaza	IL	Springfield	Fee	100.0%		Built 1986	100.0%	398,077	Babies 'R Us/Toys 'R Us(10), County Market(10), Kohl's, Office Max, T.J. Maxx
Whitehall Mall	PA	Whitehall	Fee	100.0%		Acquired 2014	99.5%	603,475	Bed Bath & Beyond, Buy Buy Baby, Gold's Gym, Kohl's, Michael's, Raymour & Flanigan Furniture, Sears
Wolf Ranch	TX	Georgetown (Austin)	Fee	100.0%		Built 2005	97.9%	632,258	Best Buy, DSW, Gold's Gym, Kohl's(10), Michael's, Office Depot, PetSmart, Ross Dress for Less, Target(10), T.J. Maxx
Total Open Air Portfolio Square Footage(3)								14,696,710
Total Portfolio Square Footage(3)								59,405,100
____________________________________________________________________

(1)	Direct and indirect interests in some joint venture properties are subject to preferences on distributions and/or capital allocation in favor of other partners.

(2)
Enclosed Retail Properties—Executed leases for all Company-owned GLA in enclosed retail property stores, excluding majors and anchors. Open Air Properties—Executed leases for all Company-owned retail GLA (or total center GLA).

(3)	Includes office space in the properties, including the following properties with more than 20,000 square feet of office space:
Clay Terrace—80,033 sq. ft.; Oak Court Mall—123,891 sq. ft.; Oklahoma City Properties—26,846 sq. ft.
Royal Eagle Plaza—25,207 sq. ft.; Pearlridge Center—185,206 sq. ft.; Scottsdale Quarter—301,565 sq. ft.; Town West Square—32,362 sq. ft.

(4)	Indicates tenant has multiple locations at this property and one of these spaces is owned by others.

(5)	Indicates anchor has announced its intent to close this location in 2018.

(6)	We receive substantially all the economic benefit of the property due to a preference or advance.

(7)	Includes the following properties: Classen Curve, Nichols Hills Plaza and The Triangle @ Classen Curve.

(8)	Sears store owned by Seritage Growth Properties.

(9)	During the year ended December 31, 2017, we purchased the fee interest in the land, and terminated the ground lease.

(10)	Indicates anchor space is owned by others.

(11)	Indicates tenant has multiple locations at this property and both of these spaces are owned by others.

Lease Expirations(1)
The following table summarizes lease expiration data for our properties as of December 31, 2017:

Year	Number of Leases Expiring	Square Feet	Average Base Minimum Rent Per Square Foot	Percentage of Gross Annual Rental Revenues(2)
Inline Stores and Freestanding
Month To Month Leases	157	324,590	$30.30	1.7%
2018	684	2,008,740	$25.47	8.6%
2019	792	2,492,748	$26.81	11.3%
2020	709	2,396,749	$24.92	10.1%
2021	560	1,895,909	$25.67	8.2%
2022	529	1,846,987	$25.37	7.9%
2023	342	1,483,266	$25.05	6.3%
2024	239	932,271	$26.84	4.2%
2025	217	945,645	$27.41	4.4%
2026	231	1,183,525	$26.78	5.3%
2027	225	1,046,734	$25.35	4.5%
2028 and Thereafter	68	455,501	$23.77	1.8%
Specialty Leasing Agreements w/ terms in excess of 11 months	710	1,630,971	$14.06	3.9%
Anchors
Month To Month Leases	1	17,892	$4.02	0.0%
2018	22	1,455,902	$5.12	1.3%
2019	30	1,840,142	$6.17	1.9%
2020	53	2,624,820	$7.99	3.5%
2021	48	2,792,119	$7.46	3.5%
2022	41	2,426,802	$6.20	2.5%
2023	40	1,831,789	$9.90	3.1%
2024	17	848,845	$8.37	1.2%
2025	14	597,259	$13.07	1.3%
2026	12	430,373	$11.39	0.8%
2027	17	843,633	$7.65	1.1%
2028 and Thereafter	15	1,152,318	$8.41	1.6%
_______________________________________________________________________________

(1)	Does not consider the impact of renewal options that may be contained in leases and only considers Company-owned GLA.

(2)	Gross annual rental revenues represents 2017 consolidated and joint venture combined base rental revenue for the portfolio.

Mortgage Financing on Properties
The following table sets forth certain information regarding the mortgages and unsecured indebtedness encumbering our properties and the properties held in our joint venture arrangements, and our unsecured corporate debt as of December 31, 2017:
Summary of Mortgage and Other Indebtedness
As of December 31, 2017
(In thousands)

Property Name	Maturity Date (1)	Interest Rate	Principal Balance	Our Share of Principal Balance		F = Fixed V = Variable Floating
Consolidated Indebtedness:
Secured Indebtedness
Anderson Mall	12/1/2022	4.61%	$18,449	$18,449		F
Ashland Town Center	7/6/2021	4.90%	37,652	37,652		F
Brunswick Square	3/1/2024	4.80%	72,504	72,504		F
Canyon View Marketplace	11/6/2023	5.47%	5,305	5,305		F
Charlottesville Fashion Square	4/1/2024	4.54%	47,009	47,009		F
Concord Mills Marketplace	11/1/2023	4.82%	16,000	16,000		F
Cottonwood Mall	4/6/2024	4.82%	99,031	99,031		F
Dayton Mall	9/1/2022	4.57%	81,689	81,689		F
Forest Plaza	10/10/2019	7.50%	16,084	16,084		F
Grand Central Mall	7/6/2020	6.05%	40,397	40,397		F
Lakeline Plaza	10/10/2019	7.50%	15,068	15,068		F
Lincolnwood Town Center	4/1/2021	4.26%	49,668	49,668		F
Mall of Georgia Crossing	10/6/2022	4.28%	22,713	22,713		F
Muncie Mall	4/1/2021	4.19%	34,645	34,645		F
Muncie Towne Plaza	10/10/2019	7.50%	6,264	6,264		F
North Ridge Shopping Center	12/1/2022	3.41%	12,018	12,018		F
Oak Court Mall	4/1/2021	4.76%	37,701	37,701		F
Outlet Collection® | Seattle, The	1/14/2020	3.06%	86,500	86,500	(2)	V
Port Charlotte Town Center	11/1/2020	5.30%	43,133	43,133	(3)	F
Rushmore Mall	2/1/2019	5.79%	94,000	94,000		F
Town Center at Aurora	4/1/2021	4.19%	53,250	53,250		F
Towne West Square	6/1/2021	5.61%	46,188	46,188		F
Weberstown Mall	6/8/2021	3.31%	65,000	65,000		V
West Ridge Mall	3/6/2024	4.84%	40,697	40,697		F
West Ridge Plaza	3/6/2024	4.84%	10,174	10,174		F
Westminster Mall	4/1/2024	4.65%	80,019	80,019		F
White Oaks Plaza	10/10/2019	7.50%	12,528	12,528		F
Whitehall Mall	11/1/2018	7.00%	8,750	8,750		F
Unsecured Indebtedness
Credit Facility	5/30/2019	2.81%	155,000	155,000	(4)	V
5.950% Notes due 2024	8/15/2024	5.95%	750,000	750,000		V
3.850% Notes due 2020 ("Exchange Notes")	4/1/2020	3.85%	250,000	250,000		F
June 2015 Term Loan	3/2/2020	2.56%	270,000	270,000	(4)(5)	F
December 2015 Term Loan	1/10/2023	3.51%	340,000	340,000	(5)	F
Total Indebtedness at Face Value	4.4 yrs.	4.57%	2,917,436	2,917,436

Property Name	Maturity Date (1)	Interest Rate	Principal Balance	Our Share of Principal Balance		F = Fixed V = Variable Floating

Premium on Fixed-Rate Indebtedness			8,338	8,338
Bond Discounts			(11,086)	(11,086)
Debt Issuance Costs, net			(17,079)	(17,079)
Total Consolidated Indebtedness	4.4 yrs.	4.57%	2,897,609	2,897,609
Unconsolidated Secured Indebtedness:
Arbor Hills	1/1/2026	4.27%	25,105	12,804		F
Arboretum, The	6/1/2027	4.13%	59,400	30,294		F
Gateway Centers	6/1/2027	4.03%	112,500	57,375		F
Mall at Johnson City, The	5/6/2020	6.76%	49,939	25,469		F
Oklahoma City Properties
Loan One	6/1/2027	3.90%	52,779	26,917		F
Loan Two	1/1/2023	4.06%	13,250	6,758		V
Palms Crossing	8/1/2021	5.49%	34,804	17,750		F
Pearlridge Center
Loan One	6/1/2025	3.53%	225,000	114,750		F
Loan Two	5/1/2025	4.07%	43,200	22,032		F
Polaris Fashion Place®
Loan One	3/1/2025	3.90%	225,000	114,750		F
Loan Two	3/1/2025	4.46%	15,500	7,905		F
Scottsdale Quarter®
Loan One	6/1/2025	3.53%	165,000	84,150		F
Loan Two	4/1/2027	4.36%	55,000	28,050		F
Seminole Towne Center	5/6/2021	5.97%	54,627	12,226	(3)	F
Shops at Arbor Walk, The	8/1/2021	5.49%	39,336	20,061		F
Town Center Crossing & Plaza
Loan One	2/1/2027	4.25%	34,442	17,565		F
Loan Two	2/1/2027	5.00%	69,498	35,444		F
Other joint venture mortgage debt	7/1/2032	4.17%	20,259	2,079		F
Total Indebtedness at Face Value	7.4 yrs.	4.15%	1,294,639	636,379
Premium on Fixed-Rate Indebtedness			13,275	6,770
Debt Issuance Costs, net			(5,771)	(2,871)
Total Unconsolidated Indebtedness	7.4 yrs.	4.15%	1,302,143	640,278
Total Mortgage and Other Indebtedness	4.9 yrs.	4.49%	$4,199,752	$3,537,887
_______________________________________________________________________________

(1)	Maturity date assumes full exercise of extension options.

(2)
On January 19, 2018 an affiliate of WPG Inc. repaid the outstanding balance. See discussions presented in Part II, Item 7 and Note 13 of the Notes to the Consolidated Financial Statements presented in Part IV, Item 15 for further details.

(3)	Our share does not reflect our legal ownership percentage due to capital preferences.

(4)
On January 22, 2018, the Company amended and restated the terms of the Credit Facility. See Item 7 for further details. See discussions presented in Part II, Item 7 and Note 13 of the Notes to the Consolidated Financial Statements presented in Part IV, Item 15 for further details.

(5)	Interest rate fixed via swap agreements as of December 31, 2017.
Note: Substantially all of the above mortgage and property related debt is nonrecourse to us.

The following table lists the 68 unencumbered properties in our portfolio as of December 31, 2017:
Unencumbered Properties
As of December 31, 2017

Financial Interest
Enclosed Retail Properties:
Bowie Town Center	100.0%
Boynton Beach Mall	100.0%
Chautauqua Mall	100.0%
Clay Terrace	100.0%
Edison Mall	100.0%
Great Lakes Mall	100.0%
Indian Mound Mall	100.0%
Irving Mall	100.0%
Jefferson Valley Mall	100.0%
Lima Mall	100.0%
Lindale Mall	100.0%
Longview Mall	100.0%
Malibu Lumber Yard(1)	51.0%
Mall at Fairfield Commons, The	100.0%
Maplewood Mall	100.0%
Markland Mall	100.0%
Melbourne Square	100.0%
Mesa Mall	100.0%
Morgantown Mall	100.0%
New Towne Mall	100.0%
Northtown Mall	100.0%
Northwoods Mall	100.0%
Orange Park Mall	100.0%
Paddock Mall	100.0%
Rolling Oaks Mall	100.0%
Southern Hills Mall	100.0%
Southern Park Mall	100.0%
Sunland Park Mall	100.0%
Waterford Lakes Town Center	100.0%
WestShore Plaza	100.0%

Open Air Properties:
Bloomingdale Court	100.0%
Bowie Town Center Strip	100.0%
Charles Towne Square	100.0%
Chesapeake Center	100.0%
Countryside Plaza	100.0%
Dare Centre	100.0%
DeKalb Plaza	100.0%
Empire East	100.0%
Fairfax Court	100.0%
Fairfield Town Center	100.0%
Gaitway Plaza(2)	99.0%

Financial Interest
Greenwood Plus	100.0%
Henderson Square	100.0%
Keystone Shoppes	100.0%
Lake Plaza	100.0%
Lake View Plaza	100.0%
Lima Center	100.0%
Lincoln Crossing	100.0%
MacGregor Village	100.0%
Markland Plaza	100.0%
Martinsville Plaza	100.0%
Matteson Plaza	100.0%
Northwood Plaza	100.0%
Plaza at Buckland Hills, The	100.0%
Richardson Square	100.0%
Rockaway Commons	100.0%
Rockaway Town Plaza	100.0%
Royal Eagle Plaza	100.0%
Shops at North East Mall, The	100.0%
St. Charles Towne Plaza	100.0%
Tippecanoe Plaza	100.0%
University Center	100.0%
University Town Plaza	100.0%
Village Park Plaza	100.0%
Washington Plaza	100.0%
West Town Corners(2)	100.0%
Westland Park Plaza(2)	100.0%
Wolf Ranch	100.0%
_______________________________________________________________________________

(1)	This property is part of the O'Connor Joint Venture II, as discussed in Part II, Item 7 and Note 5 of the Notes to the Consolidated Financial Statements presented in Part IV, Item 15.

(2)	We receive substantially all the economic benefit of the property due to a capital preference.

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
Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
WPG Inc.
Market Information
WPG Inc.'s common shares are traded on the NYSE under the symbol "WPG." The following table sets forth, for the periods indicated, the high and low sales prices per common share and the dividends declared per common share:

	Price Per Common Share
			Dividend Declared Per Common Share
	High	Low
2017
First Quarter	$10.97	$7.90	$0.25
Second Quarter	$9.49	$7.31	$0.25
Third Quarter	$9.79	$8.00	$0.25
Fourth Quarter	$8.87	$6.62	$0.25

	Price Per Common Share
			Dividend Declared Per Common Share
	High	Low
2016
First Quarter	$11.00	$7.41	$0.25
Second Quarter	$12.17	$9.23	$0.25
Third Quarter	$14.15	$10.94	$0.25
Fourth Quarter	$12.37	$9.44	$0.25
The closing price for WPG Inc.'s common shares, as reported by the NYSE at December 31, 2017, was $7.12 per share.
Stockholder Information
As of February 21, 2018, there were 1,381 holders of record of WPG Inc.'s common shares.
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
Common share/unit distributions paid during each of 2017 and 2016 aggregated $1.00 per share/unit.

WPG Inc. 7.5% Series H Cumulative Redeemable Preferred Stock ("Series H Preferred Shares") and 6.875% Series I Cumulative Redeemable Preferred Stock ("Series I Preferred Shares") that were issued on January 15, 2015 in connection with the Merger each pay cumulative dividends, and therefore WPG Inc. is obligated to pay the dividends for these shares in each fiscal period in which the shares remain outstanding. Further, WPG L.P. issued 7.3% Series I-1 Preferred Units (the "Series I-1 Preferred Units") which pay cumulative distributions, and therefore we are obligated to pay the distributions for these units in each fiscal period in which the units remain outstanding. The aggregate preferred obligation is approximately $14.3 million per year.
WPG L.P.
Market Information
There is no established public trading market for WPG L.P.'s units, including the preferred units, the transfers of which are restricted by the terms of WPG L.P.'s limited partnership agreement. The following table sets forth, for the periods indicated, WPG L.P.'s distributions declared per common unit:

	Distribution Declared Per Common Unit
	2017	2016
1st Quarter	$0.25	$0.25
2nd Quarter	$0.25	$0.25
3rd Quarter	$0.25	$0.25
4th Quarter	$0.25	$0.25
Unitholder Information
As of February 21, 2018, there were 252 holders of record of WPG L.P.'s common units.
Distribution Information
Included in WPG Inc.'s "Distribution Information" discussion above.
Operating Partnership Units and Recent Sales of Unregistered Securities
On January 15, 2015, in connection with the Merger, WPG L.P. issued 1,621,695 common units of limited partnership interest and 130,592 WPG L.P. Series I-1 Preferred Units to third parties.
Additionally, long-term incentive units ("LTIP") of limited partnership interest have been previously issued to executives of the Company from our equity incentive compensation plan in connection with our equity compensation awards. See Note 9 - "Equity" in the Notes to Consolidated Financial Statements. Holders of common units of limited partnership interest receive distributions per unit in the same manner as distributions on a per common share basis to WPG Inc.'s common shareholders of beneficial interest.
Common shares to be issued upon redemption of common units of limited partnership interest would be issued in reliance on an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the "Securities Act").
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

	Year Ended December 31,
	2017	2016	2015	2014	2013
Operating Data:
Total revenue	$758,122	$843,475	$921,356	$660,978	$626,289
Depreciation and amortization	(258,740)	(281,150)	(332,469)	(197,890)	(182,828)
Spin-off, merger and transaction costs	—	(29,607)	(31,653)	(47,746)	—
Other operating expenses	(287,651)	(325,846)	(375,520)	(238,205)	(216,441)
Impairment loss	(66,925)	(21,879)	(147,979)	—	—
Operating income	144,806	184,993	33,735	177,137	227,020
Interest expense, net	(126,541)	(136,225)	(139,923)	(82,428)	(55,058)
Income and other taxes	(3,417)	(2,232)	(849)	(1,215)	(196)
Income (loss) from unconsolidated entities	1,395	(1,745)	(1,247)	973	1,416
Gain on extinguishment of debt, net	90,579	34,612	—	—	—
Gain (loss) upon acquisition of controlling interests and on sale of interests in properties, net	124,771	(1,987)	4,162	110,988	14,152
Net income (loss)	$231,593	$77,416	$(104,122)	$205,455	$187,334
WPG Inc.:
Net income (loss)	$231,593	$77,416	$(104,122)	$205,455	$187,334
Net (income) loss attributable to noncontrolling interests	(34,530)	(10,285)	18,825	(35,426)	(31,853)
Preferred share dividends	(14,032)	(14,032)	(15,989)	—	—
Net income (loss) attributable to common shareholders	$183,031	$53,099	$(101,286)	$170,029	$155,481
Earnings (loss) per common share, basic and diluted	$0.98	$0.29	$(0.55)	$1.10	$1.00
WPG L.P.:
Net income (loss)	$231,593	$77,416	$(104,122)	$205,455	$187,334
Net income attributable to noncontrolling interests	(68)	(11)	(286)	—	(213)
Preferred unit distributions	(14,272)	(14,272)	(16,218)	—	—
Net income (loss) attributable to common unitholders	$217,253	$63,133	$(120,626)	$205,455	$187,121
Earnings (loss) per common unit, basic and diluted	$0.98	$0.29	$(0.55)	$1.10	$1.00
Cash Flow Data:
Operating activities	$327,512	$289,798	$310,763	$277,640	$336,434
Investing activities	$100,292	$(125,942)	$(705,482)	$(234,432)	$(92,608)
Financing activities	$(435,138)	$(220,756)	$402,204	$39,703	$(248,955)
Other Financial Data:
FFO(1)	$452,128	$398,091	$375,271	$295,051	$359,107
Distributions per common share/unit(2)	$1.00	$1.00	$1.00	$0.50	N/A

	As of December 31,
	2017	2016	2015 (3)	2014	2013
Balance Sheet Data:
Cash and cash equivalents	$52,019	$59,353	$116,253	$108,768	$25,857
Total assets	$4,451,407	$5,107,466	$5,459,609	$3,528,003	$3,002,658
Mortgages and other debt	$2,897,609	$3,506,404	$3,648,601	$2,348,864	$918,614
Redeemable noncontrolling interests	$3,265	$10,660	$6,132	$—	$—
Cumulative redeemable preferred stock	$202,576	$202,576	$202,576	$—	$—
Total equity	$1,267,122	$1,262,811	$1,407,373	$958,041	$1,884,525

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

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the consolidated financial statements and notes thereto that are included in this Annual Report on Form 10-K. Capitalized terms not defined in this Item 7 shall have the definitions ascribed to those terms in Items 1-6 of this Annual Report on Form 10-K.
Overview—Basis of Presentation
WPG Inc. is an Indiana corporation that operates as a self‑administered and self‑managed REIT, under the Code. WPG will generally qualify as a REIT for U.S. federal income tax purposes as long as it continues to distribute not less than 90% of REIT taxable income and satisfy certain other requirements. WPG will generally be allowed a deduction against its U.S. federal income tax liability for dividends paid by it to REIT shareholders, thereby reducing or eliminating any corporate level taxation to WPG. WPG L.P. is WPG Inc.'s majority‑owned limited partnership subsidiary that owns, develops and manages, through its affiliates, all of WPG Inc.'s real estate properties and other assets. WPG Inc. is the sole general partner of WPG L.P. On May 28, 2014, WPG separated from SPG through the distribution of 100% of the outstanding units of WPG L.P. to the owners of SPG L.P. and 100% of the outstanding shares of WPG Inc. to the SPG common shareholders in a tax-free distribution. Prior to the separation, WPG Inc. and WPG L.P. were wholly owned subsidiaries of the SPG Businesses. As of December 31, 2017, our assets consisted of material interests in 108 shopping centers in the United States, consisting of open air properties and enclosed retail properties, comprised of approximately 59 million square feet of GLA.
The consolidated financial statements are prepared in accordance with U.S. GAAP. The consolidated balance sheets as of December 31, 2017 and December 31, 2016 include the accounts of WPG Inc. and WPG L.P., as well as their wholly-owned subsidiaries. The consolidated statements of operations include the consolidated accounts of the Company. All intercompany transactions have been eliminated in consolidation. WPG L.P. holds a service mark registered with the United States Patent and Trademark Office for the name Washington Prime Group®.
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
The cash portion of the Merger consideration was funded by the Property Sale and draws under the Bridge Loan (see "Financing and Debt" below). During the year ended December 31, 2015, the Company incurred $31.7 million of costs related to the Merger, which are included in merger, restructuring and transaction costs in the consolidated statements of operations and comprehensive income (loss).

Leadership Changes and Corporate Name Change
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
2016 Activity
On June 20, 2016, the Company announced the following leadership changes: (1) the resignation of Mr. Michael P. Glimcher as the Company’s Chief Executive Officer and Vice Chairman of the Board; (2) the appointment of Mr. Louis G. Conforti, a current Board member, as Interim Chief Executive Officer; (3) the resignation of Mr. Mark S. Ordan as non-executive Chairman of the Board; and (4) the resignation of Mr. Niles C. Overly from the Board. In July of 2016, the Company terminated some additional executive and non-executive personnel as part of an effort to reduce overhead costs. On October 6, 2016, the Company announced that Mr. Conforti would serve as the Company's Chief Executive Officer for a term ending December 31, 2019, subject to early termination clauses and automatic renewals pursuant to his employment agreement.
In connection with and as part of the aforementioned management changes, the Company recorded aggregate charges of $29.6 million during the year ended December 31, 2016, of which $25.5 million related to severance and restructuring-related costs, including $9.5 million of non-cash stock compensation for accelerated vesting of equity incentive awards, and $4.1 million related to fees and expenses incurred in connection with the Company's investigation of various strategic alternatives, which costs are included in merger, restructuring and transaction costs in the consolidated statements of operations and comprehensive income (loss). During WPG Inc.'s annual meeting of shareholders on August 30, 2016, the common shareholders approved a proposal to change WPG Inc.'s name back to Washington Prime Group Inc.
2017 Activity
On September 28, 2017, Mr. Keric M. "Butch" Knerr, Executive Vice President and Chief Operating Officer, informed the Company of his resignation. Mr. Knerr's final day of employment was October 13, 2017. There were no severance payments or accelerated vesting of stock compensation benefits in connection with his resignation.
The O'Connor Joint Ventures
The Company has two joint ventures with O'Connor Mall Partners, L.P. ("O'Connor").
•The O'Connor Joint Venture I
On June 1, 2015, we completed a joint venture transaction with O'Connor, an unaffiliated third party, with respect to the ownership and operation of five of the Company’s enclosed retail properties and certain related out-parcels acquired in the Merger, consisting of the following: The Mall at Johnson City located in Johnson City, Tennessee; Pearlridge Center located in Aiea, Hawaii; Polaris Fashion Place® located in Columbus, Ohio; Scottsdale Quarter® located in Scottsdale, Arizona; and Town Center Plaza (which consists of Town Center Plaza and the adjacent Town Center Crossing) located in Leawood, Kansas (the "O'Connor Joint Venture I"). The O'Connor Joint Venture I was valued at approximately $1.625 billion, and we retained a 51% non-controlling interest. The transaction generated net proceeds, after taking into consideration the assumption of debt and costs associated with the transaction, of approximately $432 million (including $28.7 million for the partial reimbursement of the Scottsdale Quarter development costs), which was used to repay a portion of the Bridge Loan (for definition, see "Financing and Debt" below). We deconsolidated the properties and recorded a gain in connection with this sale of $4.2 million, which is included in gain (loss) on disposition of interests in properties, net for the year ended December 31, 2015 within the consolidated statements of operations and comprehensive income (loss). We retained day to day management, leasing, and development responsibilities for the O'Connor Joint Venture I.

During the year ended December 31, 2016, the O'Connor Joint Venture I sold its 25% indirect ownership interest in Crescent-SDQ III Venture, LLC to unaffiliated third parties. The Company received a cash distribution from the joint venture at closing of $4.4 million and recorded $0.3 million as our share of the joint venture's gain, based on our pro-rata ownership interest in the O'Connor Joint Venture I, which is recorded in income (loss) from unconsolidated entities on the consolidated statements of operations and comprehensive income (loss).
On March 2, 2017, the O'Connor Joint Venture I acquired an additional section at Pearlridge Center for a gross purchase price of $70.0 million. Pearlridge Center is currently comprised of two distinct enclosed venues commonly referred to as Uptown and Downtown. The acquired section consists of approximately 153,000 square feet, which is part of Uptown (and referenced herein as Pearlridge Uptown II), and is anchored by Ross Dress for Less and TJ Maxx. Subsequent to the purchase, the joint venture placed secured debt on the property (see below for details). Our share of the purchase price was funded by a combination of our share of the secured debt and availability on our credit facility.
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
•The O'Connor Joint Venture II
During the year ended December 31, 2017, we completed an additional joint venture transaction with O'Connor with respect to the ownership and operation of seven of the Company's retail properties and certain related outparcels, consisting of the following: The Arboretum, located in Austin, Texas; Arbor Hills, located in Ann Arbor, Michigan; Classen Curve and The Triangle at Classen Curve, each located in Oklahoma City, Oklahoma and Nichols Hills Plaza, located in Nichols Hills, Oklahoma (the "Oklahoma City Properties," collectively); Gateway Centers, located in Austin, Texas; Malibu Lumber Yard, located in Malibu, California; Palms Crossing I and II, located in McAllen, Texas and The Shops at Arbor Walk, located in Austin, Texas (the "O'Connor Joint Venture II"). The transaction valued the properties at $598.6 million before closing adjustments and debt assumptions. Under the terms of the joint venture agreement, we retained a non-controlling 51% interest in the O'Connor Joint Venture II and sold the remaining 49% to O'Connor. The transaction generated net proceeds to the Company of approximately $138.9 million, after taking into consideration costs associated with the transaction and the assumption of debt (including the new mortgage loans on The Arboretum, Gateway Centers, and Oklahoma City Properties which closed prior to the joint venture transaction; see "Financing and Debt" below for net proceeds to the Company from the new mortgage loans), which we used to reduce the Company's debt as well as for general corporate purposes. We deconsolidated the properties included in the O'Connor Joint Venture II and recorded a gain in connection with this partial sale of $126.1 million, which is included in gain (loss) on disposition of interests in properties, net in the consolidated statements of operations and comprehensive income (loss) during the year then ended. The gain was recorded pursuant to Accounting Standards Codification ("ASC") 360-20 and calculated based upon proceeds received, less 49% of the book value of the deconsolidated net assets. Our retained 51% non-controlling equity method interest was valued at historical cost based upon the pro rata book value of the retained interest in the net assets. We retained management and leasing responsibilities of the properties, though our partner's substantive participating rights over the decisions most important to the operations of the O'Connor Joint Venture II preclude our control and consolidation of this venture. In connection with the formation of this joint venture, we recorded transaction costs of approximately $6.4 million as part of our basis in this investment.
Outparcel Sale
On September 20, 2017, the Company executed a purchase and sale agreement with an affiliate of Four Corners Property Trust, Inc. ("FCPT") to sell 41 restaurant outparcels located at 21 of the Company's enclosed retail properties and open air properties. On January 12, 2018, we completed the sale of the first tranche of restaurant outparcels which consisted of 10 restaurant outparcels, for an allocated purchase price of approximately $13.7 million. The net proceeds of approximately $13.5 million were used to fund future acquisitions and development and for general corporate purposes. The Company expects to close on the second tranche in the second half of 2018, subject to due diligence and closing conditions.

Southgate Mall
On December 22, 2017 the Company executed a purchase agreement to acquire Southgate Mall, located in Missoula, Montana, for $58.0 million. Due diligence was completed on February 21, 2018 and the purchase is expected to be completed on or about April 20, 2018. The purchase will be funded by a combination of proceeds from the transaction with FCPT (see details under "Overview - Basis of Presentation - Outparcel Sale"), the Revolver and potentially the issuance of operating partnership units. The enclosed retail property contains approximately 632,000 square feet of GLA and is anchored by a recently constructed AMC Theater, a new Lucky’s Market grocer that replaced a portion of a former Sears, Herberger’s, J.C. Penney (non-owned) and Dillard’s (non-owned) and is the dominant retail center in this secondary market, with no competitive destination retail product located within 130 miles. The cap rate on underwritten NOI is approximately 10.4% and will be accretive to the Company's earnings.
Impairment
During the fourth quarter of 2017, a major anchor tenant of Rushmore Mall, located in Rapid City, South Dakota, informed us of their intention to close their store at the property. The impending closure was deemed a triggering event and, therefore, we evaluated this property in conjunction with our quarterly impairment review and preparation of our financial statements for the year ended December 31, 2017. We compared the estimated fair value of $37.5 million to the related carrying value of $75.0 million, which resulted in the recording of an impairment charge of approximately $37.5 million in the consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2017.
On October 4, 2017, the Company entered into a purchase and sale agreement to sell Colonial Park Mall, located in Harrisburg, Pennsylvania, to an unaffiliated private real estate investor, which was sold on November 3, 2017. During the third quarter of 2017, we shortened the hold period used in assessing impairment for this asset, which resulted in the carrying value not being recoverable from the expected cash flows. We compared the fair value measurement of the property to its relative carrying value, which resulted in the recording of an impairment charge of approximately $20.9 million in the consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2017.
During the first quarter of 2017, the Company entered into a purchase and sale agreement to dispose of Morgantown Commons, located in Morgantown, West Virginia, which was sold in the second quarter of 2017. We shortened the hold period used in assessing impairment for the asset during the quarter ended March 31, 2017, which resulted in the carrying value not being recoverable from the expected cash flows. The purchase offer represented the best available evidence of fair value for this property. We compared the fair value to the carrying value, which resulted in the recording of an impairment charge of approximately $8.5 million in the consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2017.
During the year ended December 31, 2016, we recorded an impairment charge of $21.9 million primarily related to noncore properties consisting of Gulf View Square, located in Port Richey, Florida; Richmond Town Square, located in Cleveland, Ohio; River Oaks Center, located in Chicago, Illinois; and Virginia Center Commons, located in Glen Allen, Virginia. The impairment charge was attributed to the continued declines in the fair value of the properties and executed agreements entered into in 2016 to sell these properties at prices below the carrying value. Each of the aforementioned noncore properties has been sold in accordance with the Company's strategic objectives.
During the year ended December 31, 2015, we took an impairment charge of approximately $138.0 million primarily related to certain noncore properties, in addition to Forest Mall, located in Fond Du Lac, Wisconsin and Northlake Mall, located in Atlanta, Georgia, which were both sold on January 29, 2016, and Knoxville Center, located in Knoxville, Tennessee, which was sold on August 19, 2016. The impairment charge resulted from the change in facts and circumstances when we decided to hold the assets for a shorter period which resulted in the carrying value not being recoverable from the projected cash flows.
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
Hurricane Harvey and Hurricane Irma
During the third quarter of 2017, Hurricane Harvey and Hurricane Irma made landfall in Houston, Texas and Southern Florida, respectively. The Company had 15 assets experience damage attributed to the hurricanes, but no asset sustained catastrophic damage. Further, no asset experienced a significant loss of business or functionality. The Company recognized approximately $900,000 of expense attributed to the damage, repairs and asset write-offs, which was below insurance deductible thresholds.

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
Portfolio Data
The portfolio data discussed in this overview includes key operating statistics for the Company including ending occupancy, average base minimum rent per square foot and comparable NOI for the properties owned at December 31, 2017.
Core business fundamentals in the overall portfolio during 2017 were generally stable compared to 2016. Ending occupancy for the portfolio was 93.1% as of December 31, 2017, as compared to 94.1% as of December 31, 2016. Average base minimum rent per square foot for the portfolio increased by 0.2% when comparing December 31, 2017 to December 31, 2016. Comparable NOI decreased 1.2% for the portfolio when comparing calendar year 2017 to 2016. Our enclosed retail properties had a decrease in comparable NOI of 3.0%, which was driven primarily by the impact of tenant bankruptcies filed in 2016 and 2017. The open air properties had comparable NOI growth of 4.5% in 2017 when compared to 2016.
The following table sets forth key operating statistics for the combined portfolio of properties or interests in properties:

	December 31, 2017	% Change	December 31, 2016	% Change	December 31, 2015
Ending occupancy (1)	93.1%	(1.0)%	94.1%	0.6%	93.5%
Average base minimum rent per square foot (2)	$21.93	0.2%	$21.88	1.2%	$21.63

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
Current Leasing Activities
During the year ended December 31, 2017, we signed new leases and renewal leases with terms in excess of a year (excluding enclosed retail property anchors, majors, offices and in-line spaces in excess of 10,000 square feet) across the portfolio, comprising approximately 2,635,100 square feet. The average annual initial base minimum rent for new leases was $25.25 per square foot ("psf") and for renewed leases was $25.34 psf. For these leases, the average for tenant allowances was $36.05 psf for new leases and $3.49 psf for renewals. During the year ended December 31, 2016, we signed new leases and renewal leases with terms in excess of a year (excluding enclosed retail property anchors, majors, offices and in-line spaces in excess of 10,000 square feet) across the portfolio, comprising approximately 2,637,500 square feet. The average annual initial base minimum rent for new leases was $23.54 psf and for renewed leases was $28.91 psf. For these leases, the average for tenant allowances was $35.28 psf for new leases and $4.86 psf for renewals.

Portfolio Summary
We have provided some of our key operating metrics for our enclosed retail property portfolio in different tiers. The purpose of the disclosure is to provide some distinction between the characteristics of the enclosed retail properties. Tier 1 enclosed retail properties generally have higher occupancy, sales productivity and growth profiles, while Tier 2 enclosed retail properties are viable enclosed retail properties with lower productivity and modest growth profiles. The table below provides some of our key metrics for the enclosed retail property tiers as well as some key metrics for our open air property portfolio:

	Property Count	Leased Occupancy %[1]		Store Sales Per Square Foot for 12 Months Ended[1]		Store Occupancy Cost %[1]		% of Total Comp NOI for 12 Months Ended[1]

		12/31/17	12/31/16	12/31/17	12/31/16	12/31/17	12/31/16	12/31/17
Open Air Properties	51	95.8%	95.8%					24.9%

Tier 1 Enclosed retail properties	38	92.8%	93.6%	$397	$399	12.2%	12.2%	56.3%
Tier 2- Enclosed retail properties	19	88.3%	91.7%	$287	$305	14.0%	13.9%	18.8%
Enclosed Retail Properties Subtotal	57	91.3%	93.0%	$365	$370	12.6%	12.6%	75.1%

Total Portfolio	108	93.1%	94.1%					100.0%
1Metrics only include properties owned as of December 31, 2017.
Enclosed Retail Property Tiers
The following table categorizes the enclosed retail properties into the respective tiers as of December 31, 2017:

Tier 1		Tier 2
Arbor Hills	Northwoods Mall	Anderson Mall
Arboretum, The	Oklahoma City Properties	Boynton Beach Mall
Ashland Town Center	Orange Park Mall	Charlottesville Fashion Square
Bowie Town Center	Paddock Mall	Chautauqua Mall
Brunswick Square	Pearlridge Center	Cottonwood Mall(1)
Clay Terrace	Polaris Fashion Place	Indian Mound Mall
Dayton Mall	Port Charlotte Town Center	Irving Mall(1)
Edison Mall	Scottsdale Quarter	Lincolnwood Town Center
Grand Central Mall	Southern Hills Mall	Maplewood Mall
Great Lakes Mall	Southern Park Mall	Mesa Mall(1)
Jefferson Valley Mall	The Outlet Collection | Seattle	New Towne Mall
Lima Mall(1)	Town Center at Aurora	Northtown Mall(1)
Lindale Mall	Town Center Crossing & Plaza	Oak Court Mall
Longview Mall	Waterford Lakes Town Center	Rolling Oaks Mall
Malibu Lumber Yard	Weberstown Mall	Rushmore Mall(2)
Mall at Fairfield Commons, The	Westminster Mall	Seminole Towne Center
Mall at Johnson City, The	WestShore Plaza	Sunland Park Mall
Markland Mall		Towne West Square(2)
Melbourne Square		West Ridge Mall(2)
Morgantown Mall
Muncie Mall(1)
1Property has been identified to change tiers in 2018.
2Reclassified as noncore properties in 2018.

Critical Accounting Policies
The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. We base our estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances. These judgments affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied resulting in a different presentation of our financial statements. From time to time, we reevaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current information. Below is a discussion of accounting policies that we consider critical in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain. For a summary of our significant accounting policies, please refer to Note 3 of the notes to the consolidated financial statements.

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

•
To maintain its status as a REIT, WPG Inc. must distribute at least 90% of its REIT taxable income in any given year and meet certain asset and income tests. We monitor our business and transactions that may potentially impact WPG Inc.'s REIT status. In the unlikely event that WPG Inc. fails to maintain REIT status, and available relief provisions do not apply, then it would be required to pay federal income taxes at regular corporate income tax rates during the period it did not qualify as a REIT. If WPG Inc. lost its REIT status, it could not elect to be taxed as a REIT for four years unless its failure was due to reasonable cause and certain other conditions were met. As a result, failing to maintain REIT status would result in a significant increase in the income tax expense recorded and paid during those periods.

•
We make estimates as part of our recording of property acquisitions to the various components of the acquisition based upon the fair value of each component. The most significant components of our allocations are typically the recording of the fair value of buildings as-if-vacant, land and market value of in-place leases. In the case of the fair value of buildings and the recording of the fair value of land and other intangibles, our estimates of the values of these components will affect the amount of depreciation we record over the estimated useful life of the property acquired or the remaining lease term. In the case of the market value of in-place leases, we make our best estimates of the tenants' ability to pay rents based upon the tenants' operating performance at the property, including the competitive position of the property in its market as well as tenant sales, rents per square foot, and overall occupancy cost for the tenants in place at the acquisition date. Our assumptions affect the amount of future revenue that we will recognize over the remaining lease term for the acquired in-place leases.

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

New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)." ASU 2014-09 revises GAAP by offering a single comprehensive revenue recognition standard instead of numerous revenue requirements for particular industries or transactions, which sometimes resulted in different accounting for economically similar transactions. This new standard is effective for the Company as of January 1, 2018 and impacts revenue streams consisting of fees earned from management, development and leasing services provided to joint ventures in which we own an interest and other ancillary income earned from our properties. In 2017, these revenues were approximately 2.5% of consolidated revenue. Fee income earned from our joint ventures for management and development services and other ancillary property income will generally be recognized in a manner consistent with our current measurement and patterns of recognition whereas we will fully recognize leasing service fee revenue upon lease execution. We will adopt the standard effective January 1, 2018, using the modified retrospective approach, which will require an immaterial cumulative effect adjustment as of the date of adoption to the opening balance of retained earnings. We expect an immaterial impact to our net income on an ongoing basis due to the aforementioned changes in patterns of recognition.
In February 2017, the FASB issued guidance that clarified the scope of ASC 610-20, "Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets," which was finalized in conjunction with ASU 2014-09. ASC 610-20 applies to the sale, transfer and derecognition of nonfinancial assets and in substance nonfinancial assets to noncustomers, including partial sales, and eliminates the guidance specific to real estate in ASC 360-20. The guidance is effective as of January 1, 2018. With respect to full disposals, the recognition pattern did not change from our current measurement and pattern of recognition. With respect to partial sales of real estate to joint ventures such as the O'Connor Joint Venture II, as defined below (see Note 5 - "Investment in Unconsolidated Entities, at Equity"), the new guidance requires us to recognize a full gain where an equity investment was retained, resulting in a basis difference as we are required to measure our retained equity interest at fair value, whereas the joint venture may measure the assets received at carryover basis. We will adopt the standard effective January 1, 2018, using the modified retrospective approach.
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. It is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. In January 2018, the FASB issued a proposed amendment that would provide an entity the optional transition method to initially account for the impact of the adoption ASU 2016-02 with a cumulative adjustment to retained earnings on January 1, 2019 (the effective date of the ASU), rather than January 1, 2017, which would eliminate the need to restate amounts presented prior to January 1, 2019. From a lessee perspective, the Company currently has four material ground leases and two material office leases that, under the new guidance, will result in the recognition of a lease liability and corresponding right-of-use asset.
From a lessor perspective, the new guidance remains mostly similar to current rules, though contract consideration will now be allocated between lease and non-lease components. Non-lease component allocations will be recognized under ASU 2014-09, and we expect that this will result in a different pattern of recognition for certain non-lease components, including for fixed common-area ("CAM") revenues. However, the FASB's proposed amendment to ASU 2016-02 referred to above would also allow lessors to elect, as a practical expedient, not to allocate the total consideration to lease and non-lease components based on their relative standalone selling prices. If adopted, this practical expedient will allow lessors to elect a combined single lease component presentation if (i) the timing and pattern of the revenue recognition of the combined single lease component is the same, and (ii) the combined single component would be classified as an operating lease. In addition, ASU 2016-02 limits the capitalization of leasing costs to initial direct costs, which will likely result in a reduction to our capitalized leasing costs and an increase to general and administrative expenses, though the amount of such changes is highly dependent upon the leasing compensation structures in place at the time of adoption. For the year ended December 31, 2017, the Company deferred $16.9 million of internal leasing costs. We are currently evaluating the impact the adoption of this standard will have on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230)." ASU 2016-15 is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. It is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years with early adoption permitted. Additionally, in November 2016, the Emerging Issues Task Force ("EITF") of the FASB issued EITF Issue 16-A "Restricted Cash," requiring that a statement of cash flows explain the change during the period in total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash would be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance is also effective for fiscal years beginning after December 15, 2017, including interim periods. These new standards require a retrospective transition approach. The Company has $18.2 million and $29.2 million of restricted cash on its consolidated balance sheets as of December 31, 2017 and 2016, respectively, whose cash flow statement classification will change to align with the new guidance upon adoption of the EITF. We adopted the standards effective January 1, 2018.
In January 2017, the FASB issued ASU 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business," that provides guidance to assist entities with evaluating when a set of transferred assets and activities (set) is a business. The new guidance requires an acquirer to determine if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of assets; if so, the set of transferred assets and activities is not a business. The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years with early adoption permitted and will be applied on a prospective basis for transactions that occur within the period of adoption. We adopted this standard early and applied it prospectively as of January 1, 2017, as permitted under the standard, and anticipate subsequent property acquisitions to be accounted for under asset acquisition accounting rather than business combination accounting, resulting in capitalization of transactions costs rather than expensing of said costs.
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
Results of Operations
The following acquisitions and dispositions affected our results in the comparative periods:
•On November 3, 2017, we completed the sale of Colonial Park Mall.
•On October 17, 2017, we completed a discounted payoff of the mortgage loan secured by Southern Hills Mall, located in Sioux City, Iowa.
•On October 3, 2017, we transitioned Valle Vista Mall, located in Harlingen, Texas, to the lender.
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

•On August 19, 2016, we completed the sale of Knoxville Center.
•On June 9, 2016, we transitioned Merritt Square Mall, located in Merritt Island, Florida, to the lender.
•On April 28, 2016, we transitioned Chesapeake Square, located in Chesapeake, Virginia, to the lender.
•On January 29, 2016, we completed the sale of Forest Mall and Northlake Mall.
•On June 1, 2015, we completed the transaction forming the O'Connor Joint Venture I.
•On January 15, 2015, we acquired 23 properties in the Merger.
•On January 13, 2015, we acquired Canyon View Marketplace, located in Grand Junction, Colorado.
Year Ended December 31, 2017 vs. Year Ended December 31, 2016
For the purposes of the following comparisons, the transactions listed above that occurred in the periods under comparison (excluding the properties included in the O'Connor Joint Venture II and the discounted payoffs of Mesa Mall and Southern Hills Mall, which are referred to as their respective capitalized terms) are referred to as the "Property Transactions," and "comparable properties" refers to the remaining properties we owned and operated throughout both years in the year-to-year comparisons.
Minimum rents decreased $56.4 million, primarily due to a $33.3 million decrease related to the Property Transactions and $23.6 million decrease related to the O'Connor Joint Venture II properties offset by a $0.5 million increase attributable to the comparable properties. Overage rents decreased $3.8 million, primarily due to a $1.0 million decrease related to the Property Transactions, $1.3 million decrease related to the O'Connor Joint Venture II properties, and a $1.5 million decrease attributable to the comparable properties. Tenant reimbursements decreased $28.2 million due to a $12.1 million decrease attributable to the Property Transactions, $8.0 million decrease related to the O'Connor Joint Venture II properties, and an $8.1 million decrease attributable to the comparable properties, primarily due to rent restructuring in leases for national retailers that filed bankruptcy in 2017 and 2016. Other income increased $3.0 million, primarily due to a $2.2 million increase from lease settlements that occurred in 2017 and a $1.2 million increase in management, leasing and development fee income from the unconsolidated joint ventures to which we provide such services, offset by a net $0.4 million decrease attributable to ancillary property income.
Property operating expenses decreased $20.2 million, of which $14.1 million was attributable to the Property Transactions, $3.9 million was attributable to the O'Connor Joint Venture II properties, and $2.2 million was attributable to the comparable properties, primarily involving a reduction in management fee expense related to the termination of certain transition service agreements with SPG in connection with the 2014 spin-off. Depreciation and amortization decreased $22.4 million, primarily due to a $17.1 million decrease attributable to the Property Transactions and an $11.5 million decrease attributable to the O'Connor Joint Venture II properties, offset by a $6.2 million increase attributable to the comparable properties, which was primarily due to development assets placed into service. Real estate taxes decreased $13.0 million, primarily due to an $8.7 million decrease attributable to the Property Transactions and a $5.0 million decrease attributable to the O'Connor Joint Venture II properties, offset by a $0.7 million increase attributable to the comparable properties. Provision for credit losses increased $0.6 million, primarily attributable to tenant bankruptcies during 2017. General and administrative expenses decreased $2.4 million, primarily due to reductions in external legal, consulting, and audit fees and reductions in salaries and wages expenses. The decrease in merger, restructuring and transaction costs of $29.6 million was attributable to the management transition as well as strategic alternatives explored during 2016 and no comparable costs occurring in 2017. The increase of $45.0 million in impairment losses recorded in 2017 relate to the write down of Rushmore Mall, Colonial Park Mall and Morgantown Commons, as described in further detail under "Impairment," when compared to the impairments taken during the comparable period in 2016.
Interest expense, net, decreased $9.7 million, of which $7.5 million was attributable to the Property Transactions, $11.0 million was attributable to the discounted payoffs of the mortgage loans secured by Mesa Mall and Southern Hills Mall, respectively, and $3.3 million was attributable to the O'Connor Joint Venture II properties. Offsetting these decreases were increases of $11.4 million related to corporate debt activity, primarily related to the August 2017 bond offering offset by reduced Revolver activity, reductions in term loan interest expense, and swap ineffectiveness, and $0.7 million related to other financing activities.
Gain on extinguishment of debt, net recognized in the 2017 period consisted of the $90.6 million gain related to the discounted payoff of the $99.7 million mortgage loan secured by Southern Hills Mall, transitioning of $40.0 million mortgage loan secured by Valle Vista Mall to the lender, and the discounted payoff of the $87.3 million mortgage loan secured by Mesa Mall. The gain on extinguishment of debt, net recognized in the 2016 period consisted of the $34.6 million net gain from the transitioning of River Valley Mall, Merritt Square Mall, and Chesapeake Square to the lenders.
Income and other taxes increased $1.2 million, which was attributable primarily to a nonrecurring state use tax that was incurred in 2017.

Gain (loss) on disposition of interests in properties, net in the 2017 period consisted of a net gain of $124.8 million from the sales of Colonial Park Mall, Morgantown Commons, a vacant anchor parcel at Indian Mound Mall, the O'Connor Joint Venture II transaction, Gulf View Square, River Oaks Center, and Virginia Center Commons. The $2.0 million loss in the 2016 period occurred from the sales of Richmond Town Square, Knoxville Center, Forest Mall, and Northlake Mall.
For WPG Inc., net income (loss) attributable to noncontrolling interests primarily relates to the allocation of income (loss) to third parties based on their respective weighted average ownership interest in WPG L.P., which percentage remained consistent over the periods.
Year Ended December 31, 2016 vs. Year Ended December 31, 2015
For the purposes of the following comparisons, the properties acquired in the Merger transaction, including the impact of the deconsolidation of certain properties in the O'Connor Joint Venture I transaction, the transitioning to the lenders of River Valley Mall and Merritt Square Mall (both causing decreases period over period), certain properties included in the O'Connor Joint Venture II transaction, and the dispositions of Morgantown Commons and Colonial Park Mall are referred to as the "Merger Properties" and the other transactions listed above that occurred in the periods under comparison are referred to as the "Property Transactions." In the following discussions of our results of operations, "comparable" refers to the remaining properties we owned and operated throughout both years in the year-to-year comparisons.
Minimum rents decreased $50.3 million, primarily due to a $37.6 million decrease related to the Merger Properties and $12.8 million decrease related to the Property Transactions offset by a $0.1 million increase attributable to the comparable properties. Overage rents decreased $1.2 million primarily attributable to the Merger Properties. Tenant reimbursements decreased $23.3 million due to a $5.5 million decrease attributable to the Property Transactions and a net $18.0 million decrease attributable to the Merger Properties offset by a $0.2 million increase attributable to the comparable properties. Other income decreased $3.1 million, primarily due to a $3.6 million decrease from the comparable properties primarily due to lease settlements that occurred in 2015 and a $2.3 million decrease attributable to sponsorship income at the comparable properties, partially offset by a $2.8 million increase in management, leasing and development fee income from the unconsolidated joint ventures to which we provide such services.
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
Gain (loss) on disposition of interests in properties recognized in the 2016 period consisted of the $2.0 million loss from the sales of Richmond Town Square, Knoxville Center, Forest Mall, and Northlake Mall and in the 2015 period consisted of the $4.2 million gain related to the O'Connor Joint Venture I transaction.
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
Liquidity and Capital Resources
Our primary uses of cash include payment of operating expenses, working capital, debt repayment, including principal and interest, reinvestment in properties, development and redevelopment of properties, tenant allowance and dividends. Our primary sources of cash are operating cash flow and borrowings under our debt arrangements, including our senior unsecured revolving credit facility, or "Revolver", unsecured notes payable and senior unsecured term loans as further discussed below.

We derive most of our liquidity from leases that generate positive net cash flow from operations, the total of which was $327.5 million during the year ended December 31, 2017.
Our balance of cash and cash equivalents decreased $7.3 million during 2017 to $52.0 million as of December 31, 2017. The decrease was primarily due to net repayment of debt, dividend distributions, and capital expenditures, partially offset by operating cash flow from properties, net distributions from our joint ventures, and the net proceeds from the disposition of properties. See "Cash Flows" below for more information.
Because we own primarily long-lived income-producing assets, our financing strategy relies on a combination of long-term mortgage debt as well as unsecured debt supported by a quality unencumbered asset pool, providing us with ample flexibility from a liquidity perspective. Our strategy is to have the majority of our debt fixed either through fixed rate mortgages or interest rate swaps that effectively fix the interest rate. At December 31, 2017, floating rate debt (excluding loans hedged to fixed interest) comprised 10.4% of our total consolidated debt. We will continue to monitor our borrowing mix to limit market risk.
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
Additionally, on January 22, 2018, we amended and restated our Facility (as defined under "Financing and Debt"). Under the amended and restated terms, the Facility will mature in December 2022 assuming all extension options are exercised. Prior to the amendment and restatement, the Revolver matured on May 30, 2019, assuming all extension options were exercised. These transactions are reflective of our strategy to access the unsecured debt markets to extend our weighted average debt maturity.
On December 31, 2017, we had an aggregate available borrowing capacity of $744.8 million under the Revolver, net of outstanding borrowings of $155.0 million and $0.2 million reserved for outstanding letters of credit. The weighted average interest rate on the Revolver was 2.2% for the year ended December 31, 2017. Upon the date of the amended and restated Facility, we had an aggregate borrowing capacity of $494.8 million under the Revolver, net of outstanding borrowings of $155.0 million and $0.2 million reserved for outstanding letters of credit.
The consolidated indebtedness of our business was approximately $2.9 billion as of December 31, 2017, or a decrease of approximately $608.8 million from December 31, 2016. The change in consolidated indebtedness from December 31, 2016 is described in greater detail under "Financing and Debt."
Outlook
Our business model and WPG Inc.'s status as a REIT requires us to regularly access the debt markets to raise funds for acquisition, development and redevelopment activity, and to refinance maturing debt. We may also, from time to time, access the equity capital markets to accomplish our business objectives. We believe we have sufficient cash on hand, availability under the Revolver and cash flow from operations to address our debt maturities, distributions and capital needs through 2018.
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
Cash Flows
Our net cash flow from operating activities totaled $327.5 million during 2017. During 2017, we also:

•	funded capital expenditures of $147.3 million,

•	received net proceeds from the disposition of properties of $224.4 million,

•	funded investments in unconsolidated entities of $50.9 million,

•	received distributions of capital from unconsolidated entities of $73.3 million,

•	funded the net repayment of debt of $188.4 million; and

•	funded distributions to common and preferred shareholders and unitholders of $236.2 million.

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
We expect to generate positive cash flow from operations in 2018, and we consider these projected cash flows in our sources and uses of cash. These cash flows are principally derived from rents paid by our retail tenants. A significant deterioration in projected cash flows from operations could cause us to increase our reliance on available funds from our debt arrangements, curtail planned capital expenditures, or seek other additional sources of financing as discussed above.

Financing and Debt
Mortgage Debt
Total mortgage indebtedness at December 31, 2017 and 2016 was as follows (in thousands):

	December 31, 2017	December 31, 2016
Face amount of mortgage loans	$1,152,436	$1,610,429
Fair value adjustments, net	8,338	12,661
Debt issuance cost, net	(3,692)	(5,010)
Carrying value of mortgage loans	$1,157,082	$1,618,080
A roll forward of mortgage indebtedness from December 31, 2016 to December 31, 2017 is summarized as follows (in thousands):

Balance at December 31, 2016	$1,618,080
Debt amortization payments	(19,455)
Repayment of debt	(229,298)
Debt issuances, net of debt issuance costs	213,574
Debt canceled upon partial paydown	(68,931)
Debt canceled upon lender foreclosures	(40,000)
Debt transferred to unconsolidated entities, net of debt issuance costs and fair value adjustments	(314,595)
Amortization of fair value and other adjustments	(3,475)
Amortization of debt issuance costs	1,182
Balance at December 31, 2017	$1,157,082
On January 19, 2018, an affiliate of WPG Inc. repaid the $86.5 million mortgage loan secured by The Outlet Collection® Seattle, located in Auburn, Washington. This repayment was funded by borrowings on the Revolver.
On December 29, 2017, an affiliate of WPG Inc. repaid the $11.7 million mortgage loan secured by Henderson Square, located in King of Prussia, Pennsylvania. This repayment was funded by cash on hand.
On October 17, 2017, an affiliate of WPG Inc. completed a discounted payoff of the $99.7 million mortgage loan secured by Southern Hills Mall for $55.0 million (see "Covenants" section below for additional details).
On October 3, 2017, the $40.0 million mortgage on Valle Vista Mall was canceled upon a deed-in-lieu of foreclosure agreement (see "Covenants" section below for additional details).

On October 2, 2017, an affiliate of WPG Inc. repaid the $99.6 million mortgage loan on WestShore Plaza, located in Tampa, Florida. This repayment was funded by borrowings on the Revolver.
On May 10, 2017, the Company closed on non-recourse mortgage loans encumbering The Arboretum, Gateway Centers, and Oklahoma City Properties. The completion of the aforementioned mortgage transactions preceded the sale and deconsolidation of our 49% interests (see section "The O'Connor Joint Ventures" for additional details). The following table summarizes the key terms of each mortgage loan:

Property	Principal	Debt issuance costs	Net debt issuance	Interest Rate	Maturity Date
The Arboretum	$59,400	$(452)	$58,948	4.13%	June 1, 2027
Gateway Centers	112,500	(709)	111,791	4.03%	June 1, 2027
Oklahoma City Properties	43,279	(427)	42,852	3.90%	June 1, 2027
Total	$215,179	$(1,588)	$213,591
The Arboretum and Gateway Centers loans require monthly interest only payments until July 1, 2021, at which time monthly interest and principal payments are due until maturity. The Oklahoma City Properties loan requires monthly interest only payments until July 1, 2022, at which time monthly interest and principal payments are due until maturity. We used the net proceeds to repay a portion of the outstanding balance on the Revolver, as defined below. These three loans were deconsolidated in connection with the completion of the O'Connor Joint Venture II transaction.
On April 25, 2017, the Company completed a discounted payoff of the $87.3 million mortgage loan secured by Mesa Mall for $63.0 million (see "Covenants" section below for additional details).
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
The Company incurred $10.4 million of Bridge Loan commitment, structuring and funding fees. Upon full repayment of the Bridge Loan, the Company accelerated amortization of the deferred loan costs, resulting in total amortization of $10.4 million included in interest expense in the consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2015.

Unsecured Debt
The following table identifies our total unsecured debt outstanding at December 31, 2017 and December 31, 2016:

	December 31, 2017	December 31, 2016
Notes payable:
Face amount - the Exchange Notes(1)	$250,000	$250,000
Face amount - 5.950% Notes due 2024(2)	750,000	—
Debt discount, net	(11,086)	(47)
Debt issuance costs, net	(9,542)	(2,316)
Total carrying value of notes payable	$979,372	$247,637

Unsecured term loans:(8)
Face amount - Term Loan(3)(4)	$—	$500,000
Face amount - December 2015 Term Loan(5)	340,000	340,000
Face amount - June 2015 Term Loan(6)	270,000	500,000
Debt issuance costs, net	(3,305)	(5,478)
Total carrying value of unsecured term loans	$606,695	$1,334,522

Revolving credit facility:(3)(7)
Face amount	$155,000	$308,000
Debt issuance costs, net	(540)	(1,835)
Total carrying value of revolving credit facility	$154,460	$306,165
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
(3) The unsecured revolving credit facility, or "Revolver" and unsecured term loan, or "Term Loan" are collectively known as the "Facility." On January 22, 2018, the Company amended and restated $1.0 billion of the existing Facility. The newly recast Facility can be increased to $1.5 billion through currently uncommitted facility commitments. Excluding this accordion feature, the newly recast Facility includes a $650.0 million Revolver and $350.0 million Term Loan. The interest rates for the Revolver and Term Loan are consistent with the existing terms. When considering extension options, the Facility will mature in December of 2022.
(4) The Term Loan bore interest at one-month LIBOR plus 1.45% per annum. We had interest rate swap agreements totaling $200.0 million, which effectively fixed the interest rate on a portion of the Term Loan at 2.04% per annum. During the year ended December 31, 2017, the Term Loan was repaid in full and the Company wrote off $0.2 million of debt issuance costs. On January 22, 2018, the Company borrowed $350.0 million under the Term Loan feature of the amended and restated Facility.
(5) The December 2015 Term Loan bears interest at one-month LIBOR plus 1.80% per annum and will mature on January 10, 2023. We have interest rate swap agreements totaling $340.0 million, which effectively fix the interest rate at 3.51% per annum through maturity.
(6) The June 2015 Term Loan bears interest at one-month LIBOR plus 1.45% per annum and will mature on March 2, 2020. We have interest rate swap agreements totaling $270.0 million, which effectively fix the interest rate at 2.56% per annum through June 30, 2018. During the year ended December 31, 2017, the Company repaid $230.0 million of the June 2015 Term Loan and wrote off $0.9 million of debt issuance costs. On January 22, 2018, the Company repaid the $270.0 million outstanding with proceeds from the amended and restated Facility.
(7) The Revolver provides borrowings on a revolving basis up to $900.0 million, bears interest at one-month LIBOR plus 1.25%, and will initially mature on May 30, 2018, subject to two six-month extensions available at our option subject to compliance with terms of the Facility and payment of a customary extension fee. At December 31, 2017, we had an aggregate available borrowing capacity of $744.8 million under the Revolver, net of $0.2 million reserved for outstanding letters of credit. At December 31, 2017, the applicable interest rate on the Revolver was one-month LIBOR plus 1.25%, or 2.81%. On January 22, 2018, the Company amended the Revolver under the amended and restated Facility to provide borrowings up to $650.0 million.
(8) While we have interest rate swap agreements in place that fix the LIBOR portion of the rates as noted above, the spread over LIBOR could vary in the future based upon changes to the Company's credit ratings.

Covenants
Our unsecured debt agreements contain financial and other covenants. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by one or more of the respective lenders including adjustments to the applicable interest rate. As of December 31, 2017, management believes the Company is in compliance with all covenants of its unsecured debt.
The total balance of mortgages was approximately $1.2 billion as of December 31, 2017. At December 31, 2017, certain of our consolidated subsidiaries were the borrowers under 23 non-recourse loans, one full-recourse loan and one partial-recourse loan secured by mortgages encumbering 28 properties, including one separate pool of cross-defaulted and cross-collateralized mortgages encumbering a total of four properties. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt instruments contain financial and other non-financial covenants which are specific to the properties which serve as collateral for that debt. Our existing non-recourse mortgage loans generally prohibit our subsidiaries that are borrowers thereunder from incurring additional indebtedness, subject to certain customary and limited exceptions. In addition, certain of these instruments limit the ability of the applicable borrower's parent entity from incurring mezzanine indebtedness unless certain conditions are satisfied, including compliance with maximum loan to value ratio and minimum debt service coverage ratio tests. Further, under certain of these existing agreements, if certain cash flow levels in respect of the applicable mortgaged property (as described in the applicable agreement) are not maintained for at least two consecutive quarters, the lender could accelerate the debt and enforce its right against its collateral. If the borrower fails to comply with these covenants, the lenders could accelerate the debt and enforce its right against their collateral.
On March 30, 2017, the Company transferred the then $40.0 million mortgage loan secured by Valle Vista Mall to the special servicer at the request of the borrower, a consolidated subsidiary of the Company. On May 18, 2017, we received a notice of default letter, dated that same date, from the special servicer because the borrower did not repay the loan in full by its May 10, 2017 maturity date. On October 3, 2017, an affiliate of WPG Inc. transitioned the property to the lender.
On June 6, 2016, we received a notice of default letter, dated June 3, 2016, from the special servicer to the borrower of the then $99.7 million mortgage loan secured by Southern Hills Mall.  The letter was sent because the borrower, a consolidated subsidiary of the Company, did not repay the loan in full by its June 1, 2016 maturity date.  On October 27, 2016, we received notification that a receiver had been appointed to manage and lease the property. On October 17, 2017, an affiliate of WPG Inc. completed a discounted payoff of the mortgage loan for $55.0 million and we retained ownership and management of the property.
On June 30, 2016, we received a notice, dated that same date, that the then $87.3 million mortgage loan secured by Mesa Mall had been transferred to the special servicer due to the payment default that occurred when the borrower, a consolidated subsidiary of the Company, did not repay the loan in full by its June 1, 2016 maturity date. On April 25, 2017, the Company completed a discounted payoff of the mortgage loan for $63.0 million and retained ownership and management of the property.
On August 8, 2016, we received a notice of default letter, dated August 4, 2016, from the special servicer to the borrower concerning the then $44.9 million mortgage loan secured by River Valley Mall. The letter was sent because the borrower, a consolidated subsidiary of the Company, did not repay the loan in full by its January 11, 2016 maturity date. On December 29, 2016, we transferred title of the property to the mortgage lender pursuant to the terms of a deed-in-lieu of foreclosure agreement entered into by the Company's affiliate and the mortgage lender.
On October 8, 2015, we received a notice of default letter, dated October 5, 2015, from the special servicer to the borrower of the then $52.9 million mortgage loan secured by Merritt Square Mall.  The letter was sent because the borrower, a consolidated subsidiary of the Company, did not repay the loan in full by its September 1, 2015 maturity date. On May 25, 2016, the trustee on behalf of the mortgage lender conducted a non-judicial foreclosure sale of Merritt Square Mall, in which the Company's affiliate previously held a 100% ownership interest. The mortgage lender was the successful bidder at the sale and ownership transferred on June 9, 2016. The Company managed the property through and including July 31, 2016.
On October 30, 2015, we received a notice of default letter, dated that same date, from the special servicer to the borrower concerning the then $62.4 million mortgage loan that matures on February 1, 2017 and was secured by Chesapeake Square.  The default resulted from an operating cash flow shortfall at the property in October 2015 that the borrower, a consolidated subsidiary of the Company, did not cure. On April 21, 2016, the trustee on behalf of the mortgage lender conducted a non-judicial foreclosure of Chesapeake Square, in which the Company's affiliate previously held majority ownership interest. The mortgage lender was the successful bidder at the sale and ownership transferred on April 28, 2016.

Upon the discounted payoff of the mortgage note payable secured by Southern Hills Mall, ownership transfer of Valle Vista Mall, and discounted payoff of the mortgage note payable secured by Mesa Mall, the Company recognized a net gain of $90.6 million based on the cancellation of the remaining outstanding mortgage debt of $108.9 million, which is included in gain on extinguishment of debt, net in the consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2017. During the year ended December 31, 2016, the Company recognized a net gain of $34.6 million related to the $160.1 million mortgage debt cancellation and ownership transfers of River Valley Mall, Merritt Square Mall, and Chesapeake Square, which is included in gain on extinguishment of debt, net in the consolidated statements of operations and comprehensive income (loss) for the year then ended.
At December 31, 2017, management believes the applicable borrowers under our other non-recourse mortgage loans were in compliance with all covenants where non-compliance could individually, or giving effect to applicable cross-default provisions in the aggregate, have a material adverse effect on our financial condition, results of operations or cash flows.
Summary of Financing
Our consolidated debt and the effective weighted average interest rates as of December 31, 2017 and 2016 consisted of the following (dollars in thousands):

	December 31, 2017	Weighted Average Interest Rate	December 31, 2016	Weighted Average Interest Rate
Fixed-rate debt, face amount	$2,610,936	4.72%	$2,649,329	4.23%
Variable-rate debt, face amount	306,500	2.99%	859,100	2.25%
Total face amount of debt	2,917,436	4.54%	3,508,429	3.75%
Note discount	(11,086)		(47)
Fair value adjustments, net	8,338		12,661
Debt issuance costs, net	(17,079)		(14,639)
Total carrying value of debt	$2,897,609		$3,506,404

Contractual Obligations
The following table summarizes the material aspects of the Company's future obligations for consolidated entities as of December 31, 2017, assuming the obligations remain outstanding through maturities noted below (in thousands):

	2018	2019 - 2020	2021 - 2022	Thereafter	Total
Long-term debt (1)	$25,412	$1,014,365	$453,494	$1,424,165	$2,917,436
Interest payments (2)	127,536	230,099	166,776	102,067	626,478
Distributions (3)	4,309	—	—	—	4,309
Ground rent (4)	509	1,018	1,027	20,460	23,014
Purchase/tenant obligations (5)	79,862	2,608	2,382	2,205	87,057
Total	$237,628	$1,248,090	$623,679	$1,548,897	$3,658,294

(1)Represents principal maturities only and therefore excludes net fair value adjustments of $8,338, debt issuance costs of $(17,079) and bond discount of $(11,086) as of December 31, 2017. In addition, the principal maturities reflect any available extension options within the control of the Company.
(2)Variable rate interest payments are estimated based on the LIBOR rate at December 31, 2017.
(3)Since there is no required redemption, distributions on the Series H Preferred Shares/Units, Series I Preferred Shares/Units and Series I-1 Preferred Units may be paid in perpetuity; for purposes of this table, such distributions were included through the optional redemption dates of August 10, 2017, March 27, 2018 and March 27, 2018, respectively, or upon declaration by the Board if subsequent to the optional redemption dates.
(4)Represents minimum future lease payments due through the end of the initial lease term.
(5)Includes amounts due under executed leases and commitments to vendors for development and other matters.

The following table summarizes the material aspects of the Company's proportionate share of future obligations for unconsolidated entities as of December 31, 2017, assuming the obligations remain outstanding through initial maturities (in thousands):

	2018	2019 - 2020	2021 - 2022	Thereafter	Total
Long-term debt (1)	$3,080	$32,965	$59,035	$541,299	$636,379
Interest payments	26,511	53,684	45,858	65,731	191,784
Ground rent (2)	3,615	7,695	7,700	171,136	190,146
Purchase/tenant obligations (3)	13,474	11	4	—	13,489
Total	$46,680	$94,355	$112,597	$778,166	$1,031,798

(1)Represents principal maturities only and therefore excludes net fair value adjustments of $6,770 and debt issuance costs of $(2,871) as of December 31, 2017. In addition, the principal maturities reflect any available extension options.
(2)Represents minimum future lease payments due through the end of the initial lease term.
(3)Includes amounts due under executed leases and commitments to vendors for development and other matters.
Off-Balance Sheet Arrangements
Off-balance sheet arrangements consist primarily of investments in joint ventures which are common in the real estate industry. Joint ventures typically fund their cash needs through secured debt financings obtained by and in the name of the joint venture entity. The joint venture debt is secured by a first mortgage, is without recourse to the joint venture partners, and does not represent a liability of the partners, except to the extent the partners or their affiliates expressly guarantee the joint venture debt. As of December 31, 2017, there were no guarantees of joint venture related mortgage indebtedness. In addition to obligations under mortgage indebtedness, our joint ventures have obligations under ground leases and purchase/tenant obligations. Our share of obligations under joint venture debt, ground leases and purchase/tenant obligations is quantified in the unconsolidated entities table within "Contractual Obligations" above. WPG may elect to fund cash needs of a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans, although such fundings are not required contractually or otherwise.
Equity Activity
During the year ended December 31, 2017, the Company increased the number of authorized shares of WPG Inc.'s common shares, par value $0.0001 per share, from 300.0 million to 350.0 million.
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

Exchange Rights
Subject to the terms of the limited partnership agreement of WPG L.P., limited partners in WPG L.P. have, at their option, the right to exchange all or any portion of their units for shares of WPG Inc. common stock on a one‑for‑one basis or cash, as determined by WPG Inc. Therefore, the common units held by limited partners are considered by WPG Inc. to be share equivalents and classified as noncontrolling interests within permanent equity, and classified by WPG L.P. as permanent equity. The amount of cash to be paid if the exchange right is exercised and the cash option is selected will be based on the market value of WPG Inc.'s common stock as determined pursuant to the terms of the WPG L.P. Partnership Agreement. During the year ended December 31, 2017, WPG Inc. issued 314,577 shares of common stock to a limited partner of WPG L.P. in exchange for an equal number of units pursuant to the WPG L.P. Partnership Agreement. This transaction increased WPG Inc.’s ownership interest in WPG L.P. At December 31, 2017, WPG Inc. had reserved 34,760,026 shares of common stock for possible issuance upon the exchange of units held by limited partners.
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
Long Term Incentive Awards
Time Vested LTIP Awards
The Company has issued time-vested LTIP units ("Inducement LTIP Units") to certain executive officers and employees under the Plan, pursuant to LTIP Unit Award Agreements between the Company and each of the grant recipients. These awards will vest and the related fair value will be expensed over a four-year vesting period. During the years ended December 31, 2017 and 2016, the Company did not grant any Inducement LTIP Units.
During the years ended December 31, 2015 and 2014, the Company awarded 203,215 and 283,610 Inducement LTIP Units, respectively, to certain executive officers and employees of the Company under the Plan, pursuant to LTIP Unit Award Agreements between the Company and each of the grant recipients.
The fair value of the Inducement LTIP Units of $8.4 million is being recognized as expense over the applicable vesting period. As of December 31, 2017, the estimated future compensation expense for Inducement LTIP Units was $0.4 million. The weighted average period over which the compensation expense will be recorded for the Inducement LTIP Units is approximately 1.1 years.
Performance Based Awards
2015 Awards
During 2015, the Company authorized the award of Performance LTIP Units, subject to certain market conditions under ASC 718, to certain executive officers and employees of the Company in the maximum total amount of 304,818 units, to be earned and related fair value expensed over the applicable performance periods, except in certain instances that could result in accelerated vesting due to severance arrangements.
The Performance LTIP Units that were allocated during the year ended December 31, 2015 are market based awards with a service condition. Recipients may earn between 0% - 100% of the award based on the Company's achievement of absolute and relative (versus the MSCI REIT Index) total shareholder return ("TSR") goals, with 40% of the Performance LTIP Units available to be earned with respect to each performance period based on achievement of absolute TSR goals, and 60% of the Performance LTIP Units available to be earned with respect to each performance period based on achievement of relative TSR goals. The Performance LTIP Units issued during 2015 relate to the following performance periods: from the beginning of the service period to (i) December 31, 2016 ("2015-First Special PP"), (ii) December 31, 2017 ("2015-Second Special PP"), and (iii) December 31, 2018 ("2015-Third Special PP"). There was no award for the 2015-First Special PP or 2015-Second Special PP since our TSR was below the threshold level during 2016 and 2017, respectively.

2014 Awards
During 2014, the Company awarded Performance LTIP Units subject to performance conditions described below to certain executive officers and employees of the Company in the maximum total amount of 451,017 units to be earned and related fair value expensed over the applicable performance periods, except in certain instances that could result in accelerated vesting due to severance arrangements.
The Performance LTIP Units that were issued during the year ended December 31, 2014 are market based awards with a service condition. Recipients may earn between 0% - 100% of the award based on the Company's achievement of absolute and relative (versus the MSCI REIT Index) total shareholder return ("TSR") goals, with 40% of the Performance LTIP Units available to be earned with respect to each performance period based on achievement of absolute TSR goals, and 60% of the Performance LTIP Units available to be earned with respect to each performance period based on achievement of relative TSR goals. The Performance LTIP Units issued during 2014 relate to the following performance periods: from the beginning of the service period to (i) December 31, 2015 ("2014-First Special PP"), (ii) December 31, 2016 ("2014-Second Special PP"), and (iii) December 31, 2017 ("2014-Third Special PP"). There was no award for the 2014-First Special PP, 2014-Second Special PP, or 2014-Third Special PP since our TSR was below the threshold level during 2015, 2016, and 2017, respectively.
Vesting
The Performance LTIP awards that are earned, if any, will then be subject to a service-based vesting period. Awards earned under the 2015-Third Special PP would vest immediately upon the conclusion of the performance period and would require no subsequent service.
Annual Long-Term Incentive Awards
On February 21, 2017 (the "Adoption Date"), the Company approved the terms and conditions of the 2017 annual award ("2017 Annual Long-Term Incentive Awards") for certain executive officers and employees of the Company. Under the terms of the 2017 Annual Long-Term Incentive Awards program, each participant is provided the opportunity to receive (i) time-based RSUs and (ii) performance-based stock units ("PSUs"). RSUs represent a contingent right to receive one WPG Inc. common share for each vested RSU. During the year ended December 31, 2017, the Company issued 358,198 time-based RSUs, with a grant date fair value of $3.4 million, which will vest in one-third installments on each of February 21, 2018, 2019, and 2020, subject to the participant's continued employment with the Company through each vesting date and the participant's continued compliance with certain applicable covenants. During the service period, dividend equivalents will be paid with respect to the RSUs corresponding to the amount of any dividends paid by the Company to the Company's common shareholders for the applicable dividend payment dates. Compensation expense is recognized on a straight-line basis over the three year vesting term. During the year ended December 31, 2017, the Company allocated 358,198 PSUs, with a grant date fair value of $2.8 million. Actual PSUs earned may range from 0%-150% of the PSUs allocated to the award recipient, based on the Company's TSR compared to a peer group based on companies with similar assets and revenue over a three-year performance period that commenced on the Adoption Date. During the performance period, dividend equivalents corresponding to the amount of any regular cash dividends paid by the Company to the Company’s common shareholders for the applicable dividend payment dates will accrue and be deemed reinvested in additional PSUs, which will be settled in common shares at the same time and only to the extent that the underlying PSU is earned and settled in common shares. Payout of the PSUs is also subject to the participant’s continued employment with the Company through the end of the performance period.
During 2016, the Company approved the performance criteria and maximum dollar amount of the 2016 annual awards (the "2016 Annual Long-Term Incentive Awards"), that generally range from 30%-100% of actual base salary, for certain executive officers and employees of the Company. The number of awards was determined by converting the cash value of the award to a number of RSUs (the "Allocated RSUs") based on the closing price of WPG Inc.'s common shares for the final 15 trading days of 2016. Eventual recipients were eligible to receive a percentage of the Allocated RSUs based on the Company's performance on its strategic goals detailed in the Company's 2016 cash bonus plan and the Company's relative TSR compared to a peer group based on companies with similar assets and revenue. Payout for 50% of the Allocated RSUs was based on the Company's performance on the strategic goals and the payout on the remaining 50% was based on the Company's TSR performance. Both the strategic goal component as well as the TSR performance were achieved at target, resulting in a 100% payout. During the year ended December 31, 2017, the Company awarded 324,237 Allocated RSUs, with a grant date fair value of $2.2 million, related to the 2016 Annual Long-Term Incentive Awards, which will vest in one-third installments on each of February 21, 2018, 2019 and 2020, subject to the participant's continued employment with the Company through each vesting date and the participant's continued compliance with certain applicable covenants.

During 2015, the Company approved the performance criteria and maximum dollar amount of the 2015 annual LTIP unit awards (the "2015 Annual Long-Term Incentive Awards"), that generally range from 30%-300% of actual base salary earnings, for certain executive officers and employees of the Company. The number of awards was determined by converting the cash value of the award to a number of LTIP units (the "Allocated Units") based on the closing price of WPG Inc.'s common shares for the final 15 trading days of 2015. Eventual recipients were eligible to receive a percentage of the Allocated Units based on the Company's performance on its strategic goals detailed in the Company's 2015 cash bonus plan and the Company's relative TSR compared to the MSCI REIT Index. Payout for 40% of the Allocated Units was based on the Company's performance on the strategic goals and the payout on the remaining 60% was based on the Company's TSR performance. The strategic goal component was achieved in 2015; however, the TSR was below threshold performance, resulting in only a 40% payout for this annual LTIP award. During the year ended December 31, 2016, the Company awarded 323,417 LTIP units related to the 2015 Annual Long-Term Incentive Awards, of which 108,118 vest in one-third installments on each of January 1, 2017, 2018 and 2019, subject to the participant's continued employment with the Company through each vesting date and the participant's continued compliance with certain applicable covenants. The 94,106 LTIP units awarded to our former Executive Chairman fully vested on the grant date and the 121,193 LTIP units awarded to certain former executive officers fully vested on the applicable severance dates during 2016 pursuant to the underlying severance arrangements. The fair value of the portion of the awards based upon the Company's performance of the strategic goals was recognized to expense when granted.
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
The amount of compensation expense related to unvested restricted shares that we expect to recognize in future periods is $0.2 million over a weighted average period of 1.2 years. During the year ended December 31, 2017, the aggregate intrinsic value of shares that vested was $1.0 million. As of December 31, 2017, 30,535 WPG Restricted Shares were outstanding.
WPG Restricted Stock Unit Awards
The Company issues RSUs to certain executive officers, employees, and non-employee directors of the Board of Directors (see "Board of Directors Compensation" for discussion regarding RSUs issued to non-employee directors). The RSUs are service-based awards and the related fair value is expensed over the applicable service periods, except in instances that result in accelerated vesting due to severance arrangements. During the year ended December 31, 2017, the Company issued 747,435 RSUs under the Plan with a fair value of $6.1 million, of which 682,435 RSUs with a fair value of $5.6 million relates to the annual long-term incentive award issuances that occurred in February 2017 (see "Annual Long-Term Incentive Awards" section above). As of December 31, 2017, 1,061,576 unvested RSUs were outstanding. The amount of compensation related to the unvested RSUs that we expect to recognize in future periods is $8.0 million.
Board of Directors Compensation
On May 18, 2017, the Board approved annual compensation for the period of May 29, 2017 through May 28, 2018 for the non-employee members of the Board. Each non-employee director's (other than the Board Chairman) annual compensation totaled $230,000 based on a combination of cash and RSUs granted under the Plan. During 2017, the six non-employee directors were each granted RSUs for 16,000 shares with an aggregate grant date fair value of $720,000, which is being recognized as expense over the vesting period ending on May 29, 2018.
During 2016, we modified certain components of our director compensation program. From January 1, 2016 to June 20, 2016 (the “Period”), our non-employee members of the Board received as annual compensation for their services an $80,000 stipend paid in cash and $120,000 in equity awards in the form of RSU grants (the “Director Retainer Package”). Also, a former director, pursuant to a transition and consulting agreement, dated May 31, 2015, as amended, received a stipend of $350,000 per year during the consulting period (the "Consulting Fee"), the Director Retainer Package post-employment and a stipend of $100,000 per year (the “Chairman Fee”) for serving as the non-executive Chairman of the Board during the Period, and was granted 5,332 RSUs, which vested on May 28, 2016. During the Period, the then non-employee directors were each granted 12,060 RSUs with an aggregate grant date fair value of $720,000, which is being recognized as an expense over the vesting period ending on May 28, 2017.
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

In connection with the election of two new directors on June 20, 2016, the non-executive Chairman resigned from the position of non-executive Chairman and payment of the Consulting Fee and Chairman Fee to him for serving in that position was discontinued. In connection with the resignation, the Board elected an incumbent director to serve as Chairman of the Board, and the Governance and Nominating Committee approved an annual stipend of $330,000 for the new Chairman to serve in that capacity in addition to the equity portion of the Director Retainer Package.
In August 2016, an additional director retired from the Board and the Compensation Committee approved the acceleration of the vesting date of certain RSUs that were awarded in May 2016 from May 17, 2017 to August 30, 2016. In connection with the resignation of an additional director on June 20, 2016, the Compensation Committee also accelerated the vesting date of the RSUs that were received in May 2016 as part of the Director Retainer Package from May 17, 2017 to June 20, 2016. Additionally, Mr. Conforti became our Interim CEO on June 20, 2016 and at that time became ineligible to receive the Director Retainer Package as an employee director. Mr. Conforti forfeited the RSUs he received in May 2016 after being appointed Interim CEO. Lastly, the Board formed a special ad hoc committee of five nonemployee directors at the beginning of 2016 to review, assess, and evaluate certain strategic alternatives for the Company. That committee was instituted from January 2016 until August 2016. To compensate the special committee members for the additional time and work they assumed in serving on the committee during the course of 2016, special cash stipends were approved by the Nominating and Governance Committee for each of the special committee members. Two of the directors, including Mr. Conforti, received $500,000 each and three of the directors received $50,000 each.
Stock Options
Options granted under the Company's Plan generally vest over a three year period, with options exercisable at a rate of 33.3% per annum beginning with the first anniversary on the date of the grant. These options were valued using the Black-Scholes pricing model and the expenses associated with these options are amortized over the requisite vesting period.
During the year ended December 31, 2017, no stock options were granted from the Plan to employees, 2,739 stock options were exercised by employees and 180,823 stock options were canceled, forfeited or expired. As of December 31, 2017, there were 794,014 stock options outstanding.
Share Award Related Compensation Expense
During the years ended December 31, 2017, 2016 and 2015, the Company recorded share award related compensation expense pertaining to the award and option plans noted above within the consolidated statements of operations and comprehensive income (loss) as indicated below (amounts in millions):

	For the Year Ended December 31,
	2017	2016	2015
Merger, restructuring and transaction costs	$—	$9.5	$4.0
General and administrative and property operating	6.4	4.6	10.1
Total expense	$6.4	$14.1	$14.1
Distributions
During each of the years ended December 31, 2017 and 2016, the Board declared common share/unit dividends of $1.00 per common share/unit.
On February 20, 2018, the Board declared common share/unit dividends of $0.25 per common share. The dividend is payable on March 15, 2018 to shareholders/unitholders of record on March 5, 2018.
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
On January 12, 2018, we completed the sale of the first tranche of restaurant outparcels which consisted of 10 restaurant outparcels and an allocated purchase price of approximately $13.7 million of the total purchase price (see details under "Overview - Basis of Presentation - Outparcel Sale"). The net proceeds were used to fund future development and acquisitions and for general corporate purposes.
On November 3, 2017, we completed the sale of Colonial Park Mall to an unaffiliated private real estate investor for a purchase price of $15.0 million. The net proceeds were used for general corporate purposes.
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
In connection with the 2017 sales noted above, the Company recorded a net gain of $124.8 million, which is included in gain (loss) on disposition of interest in properties, net in the consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2017.
On November 10, 2016, we completed the sale of Richmond Town Square to a private real estate investor for a purchase price of $7.3 million. The Company used the net proceeds to reduce the balance of corporate debt.
On August 19, 2016, the Company completed the sale of Knoxville Center to a private real estate investor (the "Buyer") for a purchase price of $10.1 million. The sales price consisted of $3.9 million paid to the Company at closing and the issuance of a promissory note for $6.2 million from the Buyer to the Company with an interest rate of 5.5% per annum. The note balance is due on April 1, 2018. As of December 31, 2017, the Buyer was current on their interest payments. The net proceeds from the transactions were used to reduce the balance outstanding under the Revolver.
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
In connection with the 2016 sales noted above, the Company recorded a $2.0 million net loss, which is included in gain (loss) on disposition of interest in properties, net in the consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2016.
On October 3, 2017, Valle Vista Mall was transitioned to the lender (see "Financing and Debt" above for further discussion). Upon the ownership transfer, we reduced our debt by $40.0 million.
On December 29, 2016, June 9, 2016 and April 28, 2016, River Valley Mall, Merritt Square Mall and Chesapeake Square were transitioned to the lenders, respectively (see "Financing and Debt" above for further discussion). Upon the ownership transfers, we reduced our debt by $160.1 million.

Development Activity
New Development, Expansions and Redevelopments.    We routinely incur costs related to construction for significant redevelopment and expansion projects at our properties. We expect our share of development costs for calendar year 2018 related to these activities to be approximately $125 to $150 million. Our estimated stabilized return, or yield, on invested capital typically ranges between 8% and 11%.
During the fourth quarter of 2016 we held our grand opening of our new approximately 400,000 square foot shopping center in the Houston metropolitan area, Fairfield Town Center. The project features retailers such as H-E-B, Academy Sports, Marshall's, Party City, Old Navy, and Ulta Cosmetics. In addition, a number of dining options are at the center such as Chipotle, PeiWei, Whataburger, and Zoe's Kitchen. The project is performing very well with 95% of the space open as of December 31, 2017. During the third quarter of 2017, we approved the final phase of this new development for an additional investment of approximately $28 million, which will add an additional 130,000 SF of new GLA to accommodate the strong tenant demand at the project. The new phase will include a theater, a value fashion apparel retailer as well as additional big box and small shop stores.
At Northwoods Mall in Peoria, Illinois, we have commenced our redevelopment of a former Macy’s store that closed in March 2016. We purchased the store from Macy’s in January 2017. The redevelopment is anchored by a 56,000 square foot Round 1 Entertainment, the first to the market, which opened in November 2017. Round 1 provides bowling entertainment as well as food and adult beverages. The upper level of the former Macy's store will be occupied by The Room Place, a 62,000 square foot regional home furnishing store. In addition to Round 1 and The Room Place, we anticipate adding dining options and new retail stores. The expected investment in this redevelopment is approximately $22 million with an anticipated yield of 8% - 9%. We anticipate completion of this project in 2018.
At Classen Curve in Oklahoma City, Oklahoma, two new multi-tenant buildings will be added at the open-air center to bring new retailers to the fully leased center. The project will feature first-to-market Athleta, Evereve and Soft Surroundings, as well as Board Room Salon for Men and Francesca’s. Other recent openings at the project include COS Bar and The Float Spa, and a new Bassett Furniture store is under construction. Our pro-rata share of the investment is expected to be between $5.1 million and $6.6 million with additional openings in 2018. The yield on this project is expected to be 10% - 12%.
At The Outlet Collection® | Seattle, in Auburn, Washington, we added a new Dave & Buster's, which opened in November 2017, to replace a Marshall’s store that closed in the first quarter of 2017. The investment in the anchor box replacement is expected to be between $4.5 million and $5.5 million and the yield is expected to be approximately 9% - 11%.
At Pearlridge Center in Aiea, Hawaii (“Pearlridge”), we have commenced a $33 million, 18-month renovation project. The project entails a refresh of the “Downtown” section of the center, with some new tenants including a new 9,100 square foot Lindbergh men’s apparel store, an expanded and remodeled food court, new finishes and entrances. Architecturally, the contemporary design will reflect the history of the area and take advantage of the natural lighting. In 2016, Hawaii Pacific Health commenced construction of a state of the art cancer treatment center that opened in the fourth quarter of 2017. The funding for the development will be shared pro-rata with our joint venture partner, resulting in our share of the investment of approximately $17 million and the expected yield on the project is 6% - 8%. The redevelopment will come on line at various times beginning in late 2017 and throughout 2018.
In addition at Pearlridge, we have also commenced construction of a new stand-alone 10,000 square foot Down To Earth natural foods-and-products store, restaurant offerings including Pieology, which opened during the fourth quarter of 2017, Five Guys Burger and Fries, which opened in January of 2018, and destination local restaurateurs, Uncle's Fish House and Gen Korean Barbeque, as well as a new Bank of Hawaii branch, which opened in January 2018.
At Scottsdale Quarter in Scottsdale, Arizona, our most recent redevelopment effort involves the final phase of the significant expansion of our initial development of the project. The first part of the expansion has been completed and consists of buildings on the north and south parcels with tenancy including American Girl and Design Within Reach, as well as luxury apartment homes and office space. The final component of the expansion will be comprised of approximately 300 new luxury apartment homes and 35,000 square feet of new street-level retail. The street-level retail and luxury apartment homes will have substantial amenities, such as new on-site parking and roof-top terraces overlooking Scottsdale Quarter and the McDowell Mountains. Tenants will begin opening in this final component in 2018.
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

At Markland Mall in Kokomo, Indiana, we have commenced work on our redevelopment of a former Sears department store whose lease expired in July 2017. We will invest between $16 and $18 million in the project with an expected yield of 8% - 10%. The redevelopment includes both the former Sears space as well as a former MC Sports store. We will be adding tenants that further enhance the mix of offerings at the property with the addition of ALDI, Party City, PetSmart and Ross Dress for Less, as well as additional small shop and outparcels. The project is expected to be completed in 2018.
At Cottonwood Mall in Albuquerque, New Mexico, we acquired the former Macy’s store for a planned redevelopment at the property. We plan to replace the former department store with a mix of home furnishings and other big box retail. We will invest between $20 million and $22 million in this redevelopment with an expected yield of 6% - 7%.
At Grand Central Mall in Parkersburg, West Virginia, we have plans to replace an Elder-Beerman with a new, first to market H&M store. The remaining square footage will have exterior-only entrances and will likely be redeveloped for non-retail use that will help densify the property and bring additional traffic to the center.
Capital Expenditures
The following table summarizes total consolidated capital expenditures on a cash basis for the year ended December 31, 2017 (in thousands):

2017
New developments	$5,596
Redevelopments and expansions	66,325
Tenant allowances	26,919
Operational capital expenditures	35,377
Total (1)	$134,217
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

The following schedule reconciles total FFO to net income (loss) for the years ended December 31, 2017, 2016 and 2015 (in thousands, except share/unit and per share/unit amounts):

	For the Year Ended December 31,
	2017	2016	2015
Net income (loss)	$231,593	$77,416	$(104,122)
Less: Preferred dividends and distributions on preferred operating partnership units	(14,272)	(14,272)	(16,217)
Adjustments to Arrive at FFO:
Real estate depreciation and amortization, including joint venture impact	292,748	311,038	352,000
(Gain) loss on disposition of interests in properties, net including impairment loss	(57,846)	24,066	143,817
Net (income) loss attributable to noncontrolling interest holders in properties	(68)	(10)	18
Noncontrolling interests portion of depreciation and amortization	(27)	(147)	(225)
FFO of the Operating Partnership (1)	452,128	398,091	375,271
FFO allocable to limited partners	70,837	61,865	58,844
FFO allocable to common shareholders/unitholders	$381,291	$336,226	$316,427

Diluted earnings (loss) per share/unit	$0.98	$0.29	$(0.55)
Adjustments to arrive at FFO per share/unit:
Depreciation and amortization from consolidated properties and our share of real estate depreciation and amortization from unconsolidated properties	1.32	1.41	1.61
Impairment loss, including loss (gain) on the sale of interests in properties and other	(0.26)	0.10	0.65
Diluted FFO per share/unit	$2.04	$1.80	$1.71

Weighted average shares outstanding - basic	186,829,385	185,633,582	184,195,769
Weighted average limited partnership units outstanding	34,808,890	34,304,109	34,303,804
Weighted average additional dilutive securities outstanding (2)	337,508	803,805	537,483
Weighted average shares/units outstanding - diluted	221,975,783	220,741,496	219,037,056

(1)
FFO of the operating partnership increased $54.0 million for the year ended December 31, 2017 when compared to the year ended December 31, 2016. During the year ended December 31, 2016, we incurred $29.6 million in merger and acquisition expenses that were attributable to the management transition and exploration of strategic alternatives. We did not incur similar expenses during the year ended December 31, 2017. Additionally, we recorded $56.0 million more on the gain on extinguishment of debt net when comparing the year ended December 31, 2017 to the same period ended 2016. Gain on extinguishment of debt, net recognized for the year ended December 31, 2017 consisted of the three following transactions: $21.2 million gain related to the discounted payoff of the $87.3 million mortgage loan secured by Mesa Mall, a $41.6 million gain related to the discounted payoff of the $99.7 million mortgage loan secured by Southern Hills Mall; and a $27.8 million gain related to the transition of Valle Vista Mall to the mortgage lender pursuant to the terms of a deed-in-lieu of foreclosure agreement entered into by an affiliate of WPG Inc. and the mortgage lender concerning the $40.0 million mortgage loan. During 2016 we recorded a $34.6 million gain on the extinguishment of debt, net associated with the transitions of Chesapeake Square, Merritt Square Mall and River Valley Mall. Offsetting these increases to FFO, was a $15.1 million decrease in FFO directly attributable to properties that were sold during 2016 and 2017. Additionally, we experienced $9.9 million less in FFO in 2017 directly related to the properties that were part of the O'Connor Joint Venture II.

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
The following schedule reconciles comparable NOI to operating income and presents comparable NOI percent change for the years ended December 31, 2017 and 2016 (in thousands):

	For the Year Ended December 31,
	2017	2016
Operating income	$144,806	$184,993

Depreciation and amortization	258,740	281,150
General and administrative and merger, restructuring and transaction costs	34,892	66,924
Impairment loss	66,925	21,879
Fee income	(7,906)	(6,709)
Management fee allocation	612	7,008
Pro-rata share of unconsolidated joint ventures in comp NOI	60,908	36,418
Property allocated corporate expense	13,300	13,231
Non-comparable properties and other (1)	(8,573)	(9,195)
NOI from sold properties	(2,636)	(27,313)
Termination income and outparcel sales	(3,783)	(2,761)
Straight-line rents	(2,122)	(928)
Ground lease adjustments for straight-line and fair market value	65	(15)
Fair market value & inducement adjustments to base rents	(7,290)	(9,874)

Comparable NOI	$547,938	$554,808
Comparable NOI percentage change	(1.2)%

(1)
Represents an adjustment to remove the NOI amounts from properties not owned and operated in all periods presented, certain non-recurring expenses (such as hurricane related expenses), as well as material insurance proceeds received in the periods presented. Furthermore, Southern Hills Mall is removed as the management and leasing of the property was transferred to the receiver during the fourth quarter of 2016. On October 17, 2017, and upon the discounted payoff of the mortgage loan, the Company resumed leasing and management of the property.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk from changes in interest rates, primarily LIBOR. We seek to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs by closely monitoring our variable rate debt and converting such debt to fixed rates when we deem such conversion advantageous. From time to time, we may enter into interest rate swap agreements or other interest rate hedging contracts. While these agreements are intended to lessen the impact of rising interest rates, they also expose us to the risks that the other parties to the agreements will not perform, we could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly effective cash flow hedges under GAAP guidance. As of December 31, 2017, $302.7 million (net of $3.8 million of debt issuance costs) of our aggregate consolidated indebtedness (10.4% of total consolidated indebtedness) was subject to variable interest rates, excluding amounts outstanding under variable rate loans that have been hedged to fixed interest rates.
If LIBOR rates of interest on our variable rate debt fluctuated, our future earnings and cash flows would be impacted, depending upon the current LIBOR rates and the existence of any derivative contracts currently in effect.  Based upon our variable rate debt balance as of December 31, 2017, a 50 basis point increase in LIBOR rates would result in a decrease in earnings and cash flow of $1.5 million annually and a 50 basis point decrease in LIBOR rates would result in an increase in earnings and cash flow of $1.5 million annually. This assumes that the amount outstanding under our variable rate debt remains at $302.7 million, the balance as of December 31, 2017.
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
As of December 31, 2017, management assessed the effectiveness of WPG Inc.'s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on this assessment, management has concluded that, as of December 31, 2017, WPG Inc.’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Independent Registered Public Accounting Firm’s Report on Internal Control Over Financial Reporting. Ernst & Young LLP, an independent registered public accounting firm, has audited our consolidated financial statements included in this Annual Report on Form 10-K and, as part of its audit, has issued its report, included herein on page F-3, on the effectiveness of our internal control over financial reporting.
Changes in Internal Control Over Financial Reporting.  There have not been any other changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
As of December 31, 2017, management assessed the effectiveness of WPG L.P.'s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on this assessment, management has concluded that, as of December 31, 2017, WPG L.P.’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Independent Registered Public Accounting Firm’s Report on Internal Control Over Financial Reporting. Ernst & Young LLP, an independent registered public accounting firm, has audited our consolidated financial statements included in this Annual Report on Form 10-K and, as part of its audit, has issued its report, included herein on page F-10, on the effectiveness of our internal control over financial reporting.
Changes in Internal Control Over Financial Reporting.  There have not been any other changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
None.

Part III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2018 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A.
Item 11.    Executive Compensation
The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2018 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2018 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A.
Item 13.    Certain Relationships and Related Transactions and Director Independence
The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2018 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A.
Item 14.    Principal Accounting Fees and Services
The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2018 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A.

Part IV
Item 15.    Exhibits and Financial Statement Schedules
1.     Financial Statements
Included herein at pages F-1 through F-52.
2.     Financial Statement Schedules
The following financial statement schedule is included herein at pages F-53 through F-57:
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
2.1
Separation and Distribution Agreement by and among Simon Property Group, Inc., Simon Property Group, L.P., Washington Prime Group Inc. and Washington Prime Group, L.P., dated as of May 27, 2014 (incorporated by reference to Form 8-K filed on May 29, 2014).

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

2.5
First Amendment to Purchase, Sale and Escrow Agreement, dated November 2, 2016, by and among WPG-OC New Limited Partner, LP, WPG-OC General Partner, LLC, WPG-OC General Partner II, LLC, WPG-OC General Partner III, LLC, O'Connor Mall Partners, L.P. and Fidelity National Title Insurance Company, dated as of January 4, 2017 (incorporated by reference to Form 10-Q filed July 27, 2017).

2.6
Second Amendment to Purchase, Sale and Escrow Agreement, dated November 2, 2016, by and among WPG-OC New Limited Partner, LP, WPG-OC General Partner, LLC, WPG-OC General Partner II, LLC, WPG-OC General Partner III, LLC, WPG Management Associates, Inc., WPG-OC Limited Partner II, LLC, O'Connor Mall Partners, L.P., O'Connor Mall Parallel Partners, L.P. and Fidelity National Title Insurance Company, dated as of April 26, 2017 (incorporated by reference to Form 10-Q filed July 27, 2017).

2.7
Third Amendment to Purchase, Sale and Escrow Agreement, dated November 2, 2016, by and among WPG-OC New Limited Partner, LP, WPG-OC General Partner, LLC, WPG-OC General Partner II, LLC, WPG-OC General Partner III, LLC, WPG Management Associates, Inc., WPG-OC Limited Partner II, LLC, O'Connor Mall Partners, L.P., O'Connor Mall Parallel Partners, L.P. and Fidelity National Title Insurance Company, dated as of May 11, 2017 (incorporated by reference to Form 10-Q filed July 27, 2017).

3.1	Amended and Restated Articles of Incorporation of Washington Prime Group Inc. (incorporated by reference to the Form S‑4 filed on October 28, 2014 (Commission File No. 333‑199626)).
3.2	Amended and Restated Articles of Incorporation of WP Glimcher Inc. (as amended effective August 11, 2015) (incorporated by reference to Form 8-K filed August 12, 2015).
3.3	Amended and Restated Articles of Incorporation for the Registrant (incorporated by reference to Form 8-K filed on May 22, 2017).
3.4	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company Relating to Name Change (incorporated by reference to Form 8-K filed on May 26, 2015).
3.5
Articles of Amendment to the Amended and Restated Articles of Incorporation of Washington Prime Group Inc. relating to corporate name change (incorporated by reference to Form 8-K filed on September 2, 2016).

3.6	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Washington Prime Group Inc. (incorporated by reference to Form 8-K filed on May 22, 2017).
3.7	Amended and Restated Bylaws of Washington Prime Group Inc. (incorporated by reference to Form 8‑K filed on January 22, 2015).
3.8	Amended and Restated Bylaws of WP Glimcher Inc. (n/k/a Washington Prime Group Inc.), effective August 19, 2016 (incorporated by reference to Form 8-K filed on August 19, 2016).
3.9	Amended and Restated Bylaws of Washington Prime Group Inc., effective August 30, 2016 (incorporated by reference to Form 8-K filed on September 2, 2016).
3.10	Amended and Restated Bylaws of Washington Prime Group Inc. (incorporated by reference to Form 10-Q filed August 5, 2015).
4.1	Indenture, dated as of March 24, 2015, between Washington Prime Group, L.P. and U.S. Bank National Association, as Trustee (incorporated by reference to Form 8-K filed March 26, 2015).
4.2
First Supplemental Indenture, dated as of March 24, 2015, between Washington Prime Group, L.P. and U.S. Bank National Association, as Trustee (incorporated by reference to Form 8-K filed March 26, 2015).

4.3	Second Supplemental Indenture, dated as of August 4, 2017, between Washington Prime Group, L.P. and U.S. Bank National Association, as Trustee (incorporated by reference to Form 8-K August 4, 2017).

4.4
Registration Rights Agreement, dated as of March 24, 2015, by and among Washington Prime Group, L.P. and Citigroup Global Markets Inc., J.P. Morgan Securities LLC and RBS Securities Inc., as representatives of the initial purchasers named therein (incorporated by reference to Form 8-K filed March 26, 2015).

4.5	*	Glimcher Realty Trust Amended and Restated 2004 Incentive Compensation Plan (incorporated by reference to S-8 filed January 15, 2015).
4.6	*	Glimcher Realty Trust 2012 Incentive Compensation Plan (incorporated by reference to S-8 filed January 15, 2015).
4.7	*	Washington Prime Group, L.P. 2014 Stock Incentive Plan (incorporated by reference to Form 8‑K filed May 29, 2014).
4.8		Articles of Amendment of Washington Prime Group Inc. setting forth the Terms of Series H Cumulative Redeemable Preferred Stock (incorporated by reference to Form 8‑A filed January 14, 2015).
4.9		Articles of Amendment of Washington Prime Group Inc. setting forth the Terms of Series I Cumulative Redeemable Preferred Stock (incorporated by reference to Form 8‑A filed January 14, 2015).
4.10		Amended and Restated Limited Partnership Agreement of Washington Prime Group, L.P. (incorporated by reference to Form 8‑K filed May 29, 2014).
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

10.8		Amended and Restated Revolving Credit and Term Loan Agreement, dated January 22, 2018 (incorporated by reference to Form 8-K January 22, 2018).
10.9
Purchase and Sale Agreement, dated as of September 16, 2014, by and between Washington Prime Group, L.P. and Simon Property Group, L.P. (attached as Annex B to the proxy statement/prospectus included in the Form S‑4 filed October 28, 2014 (Commission File No. 333‑199626)).

10.10
First Amendment to Purchase and Sale Agreement, dated as of January 15, 2015, by and between Washington Prime Group, L.P. and Simon Property Group, L.P. (incorporated by reference to Form 10‑K filed February 26, 2015).

10.11
Transition Services Agreement by and among Simon Property Group, Inc., Simon Property Group, L.P., Washington Prime Group Inc. and Washington Prime Group, L.P. dated May 28, 2014 (incorporated by reference to Form 8‑K filed May 29, 2014).

10.12
Tax Matters Agreement by and among Simon Property Group, Inc., Simon Property Group, L.P., Washington Prime Group Inc. and Washington Prime Group, L.P. dated May 28, 2014 (incorporated by reference to Form 8‑K filed May 29, 2014).

10.13
Employee Matters Agreement by and among Simon Property Group, Inc., Simon Property Group, L.P., Washington Prime Group Inc. and Washington Prime Group, L.P. dated May 28, 2014 (incorporated by reference to Form 8‑K filed May 29, 2014).

10.14		Form of Indemnification Agreement between Washington Prime Group Inc. and each of its executive officers and directors (incorporated by reference to Amendment No. 3 to Form 10 filed April 21, 2014).
10.15	*	Separation Agreement and General Release by and between WP Glimcher Inc. and Michael P. Glimcher, dated as of June 20, 2016 (incorporated by reference to Form 8-K filed on June 24, 2016).
10.16	*	Resignation and General Release by and between WP Glimcher Inc. and Niles C. Overly, dated as of June 20, 2016 (incorporated by reference to Form 8-K filed on June 24, 2016).
10.17	*	Agreement by and between WP Glimcher Inc. and Louis G. Conforti, dated as of June 20, 2016 (incorporated by reference to Form 8-K filed on June 24, 2016).
10.18	*	Employment Agreement, dated October 6, 2016, by and between Washington Prime Group Inc. and Louis G. Conforti (incorporated by reference to Form 8-K filed on October 11, 2016).
10.19	*
Employee Restricted Stock Unit Award Agreement, dated October 6, 2016, among Washington Prime Group Inc., Washington Prime Group, L.P. and Louis G. Conforti (incorporated by reference to Form 8-K filed on October 11, 2016).

10.20	*	Description of Terms of 2015 Annual LTIP Unit Awards (incorporated by reference to Form 10‑Q filed on May 7, 2015).
10.21	*	Terms and Conditions of the Grant of Special Performance LTIP Units to as it pertains to Mr. Mark E. Yale and Ms. Melissa A. Indest (incorporated by reference to Form 10‑Q filed on May 7, 2015).
10.22	*	Amended and Restated Employment Agreement, dated January 31, 2017, by and between Washington Prime Group Inc. and Mark E. Yale (incorporated by reference to Form 8-K filed on February 2, 2017).
10.23	*	Amended and Restated Employment Agreement, dated January 31, 2017, by and between Washington Prime Group Inc. and Keric M. Knerr (incorporated by reference to Form 8-K filed on February 2, 2017).
10.24	*	Amended and Restated Employment Agreement, dated January 31, 2017, by and between Washington Prime Group Inc. and Robert P. Demchak (incorporated by reference to Form 8-K filed on February 2, 2017).
10.25	*
Amended and Restated Severance Benefits Agreement, dated January 31, 2017, by and between Washington Prime Group Inc. and Lisa A. Indest (incorporated by reference to Form 8-K filed on February 2, 2017).

10.26	*
Conditional Offer of Employment with Washington Prime Group Inc. by and between Washington Prime Group Inc. and Lisa A. Indest, dated as of January 9, 2015 (incorporated by reference to Form 8‑K filed on January 22, 2015).

10.27	*
General Release and Amendment to Employment Agreement, dated October 13, 2017, by and between Washington Prime Group Inc. and Keric M. Knerr (incorporated by reference to Form 8-K filed on October 16, 2017).

10.28	*	Employment Agreement, dated November 2, 2017, by and between Washington Prime Group Inc. and Gregory E. Zimmerman (incorporated by reference to Form 8-K filed on November 8, 2017).
10.29	*	Employment Agreement, dated November 2, 2017, by and between Washington Prime Group Inc. and Paul Ajdaharian (incorporated by reference to Form 8-K filed on November 8, 2017).
10.30	*	Employment Agreement, dated November 2, 2017, by and between Washington Prime Group Inc. and Armand Mastropietro (incorporated by reference to Form 8-K filed on November 8, 2017).
10.31	*
First Amendment to the Amended and Restated Employment Agreement between Washington Prime Group Inc. and Robert P. Demchak, dated February 21, 2017 (incorporated by reference to Form 10‑Q filed on April 27, 2017).

10.32	*
Series 2015B LTIP Unit Award Agreement by and among WP Glimcher Inc., Washington Prime Group, L.P., and Michael P. Glimcher, dated as of February 25, 2016 (relates to LTIP Unit award for 2015 annual awards) (incorporated by reference to Form 10‑Q filed on May 6, 2016).

10.33	*
Series 2015B LTIP Unit Award Agreement by and among WP Glimcher Inc., Washington Prime Group, L.P., and Mark E. Yale, dated as of February 25, 2016 (relates to LTIP Unit award for 2015 annual awards) (incorporated by reference to Form 10‑Q filed on May 6, 2016).

10.34	*
Series 2015B LTIP Unit Award Agreement by and among WP Glimcher Inc., Washington Prime Group, L.P., and Mark S. Ordan dated as of February 25, 2016 (relates to LTIP Unit award for 2015 annual awards) (incorporated by reference to Form 10‑Q filed on May 6, 2016).

10.35	*
Series 2015B LTIP Unit Award Agreement by and among WP Glimcher Inc., Washington Prime Group, L.P., and Melissa A. Indest, dated as of February 25, 2016 (relates to LTIP Unit award for 2015 annual awards) (incorporated by reference to Form 10‑Q filed on May 6, 2016).

10.36	*
Series 2015B LTIP Unit Award Agreement by and among WP Glimcher Inc., Washington Prime Group, L.P., and Keric M. “Butch” Knerr, dated as of February 25, 2016 (relates to LTIP Unit award for 2015 annual awards) (incorporated by reference to Form 10‑Q filed on May 6, 2016).

10.37	*
Series 2015B LTIP Unit Award Agreement by and among WP Glimcher Inc., Washington Prime Group, L.P., and Thomas J. Drought, Jr., dated as of February 25, 2016 (relates to LTIP Unit award for 2015 annual awards) (incorporated by reference to Form 10‑Q filed on May 6, 2016).

10.38	*	Form of Certificate of Designation of Series 2015B LTIP Units of Washington Prime Group, L.P. (incorporated by reference to Form 10‑Q filed on May 6, 2016).

10.39	*	Form of Series 2014 Inducement LTIP Unit Award Agreement, dated as of June 25, 2014 (incorporated by reference to Form 8‑K filed June 27, 2014).
10.40	*	Certificate of Designation of Series 2014 Inducement LTIP Units of Washington Prime Group, L.P. (incorporated by reference to Form 8‑K filed on June 27, 2014).
10.41	*	Certificate of Designation of Series 2014B LTIP Units of Washington Prime Group, L.P. (incorporated by reference to Form 8‑K filed on August 28, 2014).
10.42	*	Certificate of Designation of Series 2015A LTIP Units of Washington Prime Group, L.P. (incorporated by reference to Form 10‑Q filed on May 7, 2015).
10.43	*	Form of Non‑Employee Director Restricted Stock Unit Award Agreement (incorporated by reference to Form 8‑K filed on August 8, 2014).
10.44	*	Form of Series 2014B LTIP Unit Award Agreements with Officers (incorporated by reference to Form 8‑K filed on August 28, 2014).
10.45	*	Form of Series 2015A LTIP Unit Award Agreements with Executive Officers Other Than EVP, Legal & Compliance (incorporated by reference to Form 10‑Q filed on May 7, 2015).
10.46	*	Form Employee Restricted Stock Unit Award Agreement 2017 (incorporated by reference to Form 10‑Q filed on April 27, 2017).
10.47	*	Form Employee Restricted Stock Unit Award Agreement (Employee with Severance Agreement) (incorporated by reference to Form 10‑Q filed on April 27, 2017).
10.48	*	Form Employee Restricted Stock Unit Award Agreement (Employee with Employment Agreement) (incorporated by reference to Form 10‑Q filed on April 27, 2017).
10.49	*	Form Employee Performance Share Unit Award Agreement (Employee with Employment Agreement) (incorporated by reference to Form 10‑Q filed on April 27, 2017).
10.50	*	Form Employee Performance Share Unit Award Agreement (Employee without Employment Agreement) (incorporated by reference to Form 10‑Q filed on April 27, 2017).
12.1	**	Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Share Dividends for Washington Prime Group Inc.
12.2	**	Computation of Ratios of Earnings to Fixed Charges for Washington Prime Group, L.P.
21.1	**	List of Subsidiaries
23.1	**	Consent of Ernst & Young LLP for Washington Prime Group Inc.
23.2	**	Consent of Ernst & Young LLP for Washington Prime Group, L.P.
31.1	**
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
Item 16.    Form 10-K Summary
None.

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

Dated:    February 22, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ ROBERT J. LAIKIN	Chairman of the Board of Directors	February 22, 2018
Robert J. Laikin

/s/ LOUIS G. CONFORTI	Chief Executive Officer and Director (Principal Executive Officer)	February 22, 2018
Louis G. Conforti

/s/ J. TAGGART BIRGE	Director	February 22, 2018
J. Taggart Birge

/s/ JOHN J. DILLON III	Director	February 22, 2018
John J. Dillon III

/s/ JOHN F. LEVY	Director	February 22, 2018
John F. Levy

/s/ JACQUELYN R. SOFFER	Director	February 22, 2018
Jacquelyn R. Soffer

/s/ SHERYL G. VON BLUCHER	Director	February 22, 2018
Sheryl G. von Blucher

/s/ MARK E. YALE	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 22, 2018
Mark E. Yale

/s/ MELISSA A. INDEST	Senior Vice President, Finance and Chief Accounting Officer (Principal Accounting Officer)	February 22, 2018
Melissa A. Indest

WASHINGTON PRIME GROUP INC. AND WASHINGTON PRIME GROUP, L.P.

Report of Independent Registered Public Accounting Firm
The Shareholders and the Board of Directors of Washington Prime Group Inc.:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Washington Prime Group Inc. (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index to Financial Statements on Page F-1 (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework), and our report dated February 22, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 2013.
Indianapolis, Indiana
February 22, 2018

Report of Independent Registered Public Accounting Firm
The Shareholders and the Board of Directors of Washington Prime Group Inc.:
Opinion on Internal Control over Financial Reporting
We have audited Washington Prime Group Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). In our opinion, Washington Prime Group Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2017 consolidated financial statements of the Company and our report dated February 22, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP
Indianapolis, Indiana
February 22, 2018

Washington Prime Group Inc.
Consolidated Balance Sheets
(dollars in thousands, except share and par value amounts)

	December 31, 2017	December 31, 2016
ASSETS:
Investment properties at cost	$5,807,760	$6,294,628
Less: accumulated depreciation	2,139,620	2,122,572
	3,668,140	4,172,056
Cash and cash equivalents	52,019	59,353
Tenant receivables and accrued revenue, net	90,314	99,967
Real estate assets held-for-sale	—	50,642
Investment in and advances to unconsolidated entities, at equity	451,839	458,892
Deferred costs and other assets	189,095	266,556
Total assets	$4,451,407	$5,107,466
LIABILITIES:
Mortgage notes payable	$1,157,082	$1,618,080
Notes payable	979,372	247,637
Unsecured term loans	606,695	1,334,522
Revolving credit facility	154,460	306,165
Accounts payable, accrued expenses, intangibles, and deferred revenues	264,998	309,178
Distributions payable	2,992	2,992
Cash distributions and losses in unconsolidated entities, at equity	15,421	15,421
Total liabilities	3,181,020	3,833,995
Redeemable noncontrolling interests	3,265	10,660
EQUITY:
Stockholders' Equity:
Series H Cumulative Redeemable Preferred Stock, $0.0001 par value, 4,000,000 shares issued and outstanding as of December 31, 2017 and 2016	104,251	104,251
Series I Cumulative Redeemable Preferred Stock, $0.0001 par value, 3,800,000 shares issued and outstanding as of December 31, 2017 and 2016	98,325	98,325
Common stock, $0.0001 par value, 350,000,000 shares authorized, 185,791,421 issued and outstanding as of December 31, 2017 and 300,000,000 shares authorized, 185,427,411 issued and outstanding as of December 31, 2016	19	19
Capital in excess of par value	1,240,483	1,232,638
Accumulated deficit	(350,594)	(346,706)
Accumulated other comprehensive income	6,920	4,916
Total stockholders' equity	1,099,404	1,093,443
Noncontrolling interests	167,718	169,368
Total equity	1,267,122	1,262,811
Total liabilities, redeemable noncontrolling interests and equity	$4,451,407	$5,107,466

The accompanying notes are an integral part of these statements.

Washington Prime Group Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(dollars in thousands, except per share amounts)

	For the Year Ended December 31,
	2017	2016	2015
REVENUE:
Minimum rent	$516,386	$572,781	$623,113
Overage rent	9,115	12,882	14,040
Tenant reimbursements	208,290	236,510	259,774
Other income	24,331	21,302	24,429
Total revenues	758,122	843,475	921,356
EXPENSES:
Property operating	146,529	166,690	197,287
Depreciation and amortization	258,740	281,150	332,469
Real estate taxes	89,617	102,638	109,548
Advertising and promotion	9,107	10,375	11,635
Provision for credit losses	5,068	4,508	2,022
General and administrative	34,892	37,317	48,154
Merger, restructuring and transaction costs	—	29,607	31,653
Ground rent	2,438	4,318	6,874
Impairment loss	66,925	21,879	147,979
Total operating expenses	613,316	658,482	887,621
OPERATING INCOME	144,806	184,993	33,735
Interest expense, net	(126,541)	(136,225)	(139,923)
Gain on extinguishment of debt, net	90,579	34,612	—
Income and other taxes	(3,417)	(2,232)	(849)
Income (loss) from unconsolidated entities	1,395	(1,745)	(1,247)
INCOME (LOSS) BEFORE GAIN (LOSS) ON DISPOSITION OF INTERESTS IN PROPERTIES, NET	106,822	79,403	(108,284)
Gain (loss) on disposition of interests in properties, net	124,771	(1,987)	4,162
NET INCOME (LOSS)	231,593	77,416	(104,122)
Net income (loss) attributable to noncontrolling interests	34,530	10,285	(18,825)
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	197,063	67,131	(85,297)
Less: Preferred share dividends	(14,032)	(14,032)	(15,989)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$183,031	$53,099	$(101,286)

EARNINGS (LOSS) PER COMMON SHARE, BASIC AND DILUTED	$0.98	$0.29	$(0.55)

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$231,593	$77,416	$(104,122)
Unrealized income on interest rate derivative instruments	2,401	3,801	2,037
Comprehensive income (loss)	233,994	81,217	(102,085)
Comprehensive income (loss) attributable to noncontrolling interests	34,927	10,886	(18,504)
Comprehensive income (loss) attributable to common shareholders	$199,067	$70,331	$(83,581)
The accompanying notes are an integral part of these statements.

Washington Prime Group Inc.
Consolidated Statements of Cash Flows
(dollars in thousands)

	For the Year Ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$231,593	$77,416	$(104,122)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization, including fair value rent, fair value debt, deferred financing costs and equity-based compensation	260,908	285,632	329,895
Gain on extinguishment of debt, net	(90,579)	(34,612)	—
(Gain) loss on disposition of interests in properties and outparcels, net	(125,063)	1,987	(4,162)
Impairment loss	66,925	21,879	147,979
Provision for credit losses	5,068	4,508	2,022
(Income) loss from unconsolidated entities	(1,395)	1,745	1,247
Distributions of income from unconsolidated entities	1,873	272	223
Changes in assets and liabilities:
Tenant receivables and accrued revenue, net	468	(14,790)	(1,576)
Deferred costs and other assets	(24,325)	(22,181)	(23,846)
Accounts payable, accrued expenses, deferred revenues and other liabilities	2,039	(32,058)	(36,897)
Net cash provided by operating activities	327,512	289,798	310,763
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	—	—	(963,144)
Capital expenditures, net	(147,329)	(173,593)	(160,512)
Restricted cash reserves for future capital expenditures, net	886	(1,989)	(2,845)
Net proceeds from disposition of interest in properties and outparcels	224,357	22,653	431,823
Investments in unconsolidated entities	(50,911)	(11,631)	(15,401)
Distributions of capital from unconsolidated entities	73,289	38,618	4,597
Net cash provided by (used in) investing activities	100,292	(125,942)	(705,482)
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to noncontrolling interest holders in properties	(114)	—	(8)
Redemption of limited partner units/preferred shares	(251)	(6)	(118,048)
Change in lender-required restricted cash reserves on mortgage loans	(3,373)	(3,021)	(898)
Net proceeds from issuance of common shares, including common stock plans	13	512	1,899
Distributions to redeemable noncontrolling interest	—	(24)	—
Purchase of redeemable noncontrolling interest	(6,830)	(339)	—
Distributions on common and preferred shares/units	(236,152)	(235,092)	(228,706)
Proceeds from issuance of debt, net of transaction costs	1,293,322	206,740	2,826,258
Repayments of debt	(1,481,753)	(189,526)	(2,078,293)
Net cash (used in) provided by financing activities	(435,138)	(220,756)	402,204
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(7,334)	(56,900)	7,485
CASH AND CASH EQUIVALENTS, beginning of year	59,353	116,253	108,768
CASH AND CASH EQUIVALENTS, end of year	$52,019	$59,353	$116,253

The accompanying notes are an integral part of these statements.

Washington Prime Group Inc.
Consolidated Statements of Equity
(dollars in thousands, except per share/unit amounts)

	Preferred Series G	Preferred Series H	Preferred Series I	Common Stock	Capital in Excess of Par Value	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income	Total Stockholders' Equity	Non-Controlling Interests	Total Equity	Redeemable Non-Controlling Interests
Balance, December 31, 2014	$—	$—	$—	$16	$720,921	$68,114	$—	$789,051	$168,990	$958,041	$—
Issuance of shares and units in connection with the Merger	117,384	104,251	98,325	3	535,029	—	—	854,992	29,482	884,474	6,148
Exercise of stock options	—	—	—	—	2,311	—	—	2,311	—	2,311	—
Redemption of limited partner units	—	—	—	—	—	—	—	—	(664)	(664)	—
Noncontrolling interest in property	—	—	—	—	—	—	—	—	(8)	(8)	—
Equity-based compensation	—	—	—	—	4,772	—	—	4,772	9,354	14,126	—
Adjustments to noncontrolling interests	—	—	—	—	(37,107)	—	—	(37,107)	37,107	—	—
Distributions on common shares/units ($1.00 per common share/unit)	—	—	—	—	—	(181,071)	—	(181,071)	(34,165)	(215,236)	—
Distributions declared on preferred shares	—	—	—	—	—	(15,989)	—	(15,989)	—	(15,989)	—
Redemption of preferred shares	(117,384)	—	—	—	—	—	—	(117,384)	—	(117,384)	—
Other comprehensive income	—	—	—	—	—	—	1,716	1,716	321	2,037	—
Net loss, excluding $229 of distributions to preferred unitholders	—	—	—	—	—	(85,297)	—	(85,297)	(19,038)	(104,335)	(16)
Balance, December 31, 2015	—	104,251	98,325	19	1,225,926	(214,243)	1,716	1,215,994	191,379	1,407,373	6,132
Exercise of stock options	—	—	—	—	512	—	—	512	—	512	—
Redemption of limited partner units	—	—	—	—	—	—	—	—	(6)	(6)	—
Other	—	—	—	—	151	—	—	151	—	151	(925)
Adjustment of redemption value for redeemable noncontrolling interest	—	—	—	—	(5,464)	—	—	(5,464)	—	(5,464)	5,464
Equity-based compensation	—	—	—	—	9,506	—	—	9,506	4,603	14,109	—
Adjustments to noncontrolling interests	—	—	—	—	2,007	—	—	2,007	(2,007)	—	—
Distributions on common shares/units ($1.00 per common share/unit)	—	—	—	—	—	(185,562)	—	(185,562)	(35,258)	(220,820)	—
Distributions declared on preferred shares	—	—	—	—	—	(14,032)	—	(14,032)	—	(14,032)	—
Other comprehensive income	—	—	—	—	—	—	3,200	3,200	601	3,801	—
Net income (loss), excluding $240 of distributions to preferred unitholders	—	—	—	—	—	67,131	—	67,131	10,056	77,187	(11)
Balance, December 31, 2016	—	104,251	98,325	19	1,232,638	(346,706)	4,916	1,093,443	169,368	1,262,811	10,660

The accompanying notes are an integral part of these statements.

Washington Prime Group Inc.
Consolidated Statements of Equity
(dollars in thousands, except per share/unit amounts)

	Preferred Series G	Preferred Series H	Preferred Series I	Common Stock	Capital in Excess of Par Value	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income	Total Stockholders' Equity	Non-Controlling Interests	Total Equity	Redeemable Non-Controlling Interests
Exercise of stock options	—	—	—	—	13	—	—	13	—	13	—
Redemption of limited partner units	—	—	—	—	—	—	—	—	(251)	(251)	—
Exchange of limited partner units	—	—	—	—	2,463	—	—	2,463	(2,463)	—	—
Other	—	—	—	—	(146)	—	—	(146)	—	(146)	—
Equity-based compensation	—	—	—	—	5,280	—	—	5,280	1,122	6,402	—
Adjustments to noncontrolling interests	—	—	—	—	(330)	—	—	(330)	330	—	—
Purchase of redeemable noncontrolling interest	—	—	—	—	565	—	—	565	—	565	(7,395)
Distributions on common shares/units ($1.00 per common share/unit)	—	—	—	—	—	(186,919)	—	(186,919)	(35,075)	(221,994)	—
Distributions declared on preferred shares	—	—	—	—	—	(14,032)	—	(14,032)	—	(14,032)	—
Other comprehensive income	—	—	—	—	—	—	2,004	2,004	397	2,401	—
Net income, excluding $240 of distributions to preferred unitholders	—	—	—	—	—	197,063	—	197,063	34,290	231,353	—
Balance, December 31, 2017	$—	$104,251	$98,325	$19	$1,240,483	$(350,594)	$6,920	$1,099,404	$167,718	$1,267,122	$3,265

The accompanying notes are an integral part of these statements.

Report of Independent Registered Public Accounting Firm
The Partners of Washington Prime Group, L.P.:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Washington Prime Group L.P. (the Partnership) as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index to Financial Statements on Page F-1 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework), and our report dated February 22, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the Partnership’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Partnership’s auditor since 2015.
Indianapolis, Indiana
February 22, 2018

Report of Independent Registered Public Accounting Firm
The Partners of Washington Prime Group, L.P.:
Opinion on Internal Control over Financial Reporting
We have audited Washington Prime Group L.P.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). In our opinion, Washington Prime Group L.P. (the “Partnership”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2017 consolidated financial statements of the Partnership and our report dated February 22, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP
Indianapolis, Indiana
February 22, 2018

Washington Prime Group, L.P.
Consolidated Balance Sheets
(dollars in thousands, except unit amounts)

	December 31, 2017	December 31, 2016
ASSETS:
Investment properties at cost	$5,807,760	$6,294,628
Less: accumulated depreciation	2,139,620	2,122,572
	3,668,140	4,172,056
Cash and cash equivalents	52,019	59,353
Tenant receivables and accrued revenue, net	90,314	99,967
Real estate assets held-for-sale	—	50,642
Investment in and advances to unconsolidated entities, at equity	451,839	458,892
Deferred costs and other assets	189,095	266,556
Total assets	$4,451,407	$5,107,466
LIABILITIES:
Mortgage notes payable	$1,157,082	$1,618,080
Notes payable	979,372	247,637
Unsecured term loans	606,695	1,334,522
Revolving credit facility	154,460	306,165
Accounts payable, accrued expenses, intangibles, and deferred revenues	264,998	309,178
Distributions payable	2,992	2,992
Cash distributions and losses in unconsolidated entities, at equity	15,421	15,421
Total liabilities	3,181,020	3,833,995
Redeemable noncontrolling interests	3,265	10,660
EQUITY:
Partners' Equity:
General partner
Preferred equity, 7,800,000 units issued and outstanding as of December 31, 2017 and 2016	202,576	202,576
Common equity, 185,791,421 and 185,427,411 units issued and outstanding as of December 31, 2017 and 2016, respectively	896,828	890,867
Total general partners' equity	1,099,404	1,093,443
Limited partners, 34,760,026 and 35,127,735 units issued and outstanding as of December 31, 2017 and 2016, respectively	166,660	168,264
Total partners' equity	1,266,064	1,261,707
Noncontrolling interests	1,058	1,104
Total equity	1,267,122	1,262,811
Total liabilities, redeemable noncontrolling interests and equity	$4,451,407	$5,107,466

The accompanying notes are an integral part of these statements.

Washington Prime Group, L.P.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(dollars in thousands, except per unit amounts)

	For the Year Ended December 31,
	2017	2016	2015
REVENUE:
Minimum rent	$516,386	$572,781	$623,113
Overage rent	9,115	12,882	14,040
Tenant reimbursements	208,290	236,510	259,774
Other income	24,331	21,302	24,429
Total revenues	758,122	843,475	921,356
EXPENSES:
Property operating	146,529	166,690	197,287
Depreciation and amortization	258,740	281,150	332,469
Real estate taxes	89,617	102,638	109,548
Advertising and promotion	9,107	10,375	11,635
Provision for credit losses	5,068	4,508	2,022
General and administrative	34,892	37,317	48,154
Merger, restructuring and transaction costs	—	29,607	31,653
Ground rent	2,438	4,318	6,874
Impairment loss	66,925	21,879	147,979
Total operating expenses	613,316	658,482	887,621
OPERATING INCOME	144,806	184,993	33,735
Interest expense, net	(126,541)	(136,225)	(139,923)
Gain on extinguishment of debt, net	90,579	34,612	—
Income and other taxes	(3,417)	(2,232)	(849)
Income (loss) from unconsolidated entities	1,395	(1,745)	(1,247)
INCOME (LOSS) BEFORE GAIN (LOSS) ON DISPOSITION OF INTERESTS IN PROPERTIES, NET	106,822	79,403	(108,284)
Gain (loss) on disposition of interests in properties, net	124,771	(1,987)	4,162
NET INCOME (LOSS)	231,593	77,416	(104,122)
Net income attributable to noncontrolling interests	68	11	286
NET INCOME (LOSS) ATTRIBUTABLE TO UNITHOLDERS	231,525	77,405	(104,408)
Less: Preferred unit distributions	(14,272)	(14,272)	(16,218)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON UNITHOLDERS	$217,253	$63,133	$(120,626)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON UNITHOLDERS:
General partner	$183,031	$53,099	$(101,515)
Limited partners	34,222	10,034	(19,111)
Net income (loss) attributable to common unitholders	$217,253	$63,133	$(120,626)

EARNINGS (LOSS) PER COMMON UNIT, BASIC AND DILUTED	$0.98	$0.29	$(0.55)

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$231,593	$77,416	$(104,122)
Unrealized income on interest rate derivative instruments	2,401	3,801	2,037
Comprehensive income (loss)	233,994	81,217	(102,085)
Comprehensive income attributable to noncontrolling interests	68	11	286
Comprehensive income (loss) attributable to unitholders	$233,926	$81,206	$(102,371)

The accompanying notes are an integral part of these statements.

Washington Prime Group, L.P.
Consolidated Statements of Cash Flows
(dollars in thousands)

	For the Year Ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$231,593	$77,416	$(104,122)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization, including fair value rent, fair value debt, deferred financing costs and equity-based compensation	260,908	285,632	329,895
Gain on extinguishment of debt, net	(90,579)	(34,612)	—
(Gain) loss on disposition of interests in properties and outparcels, net	(125,063)	1,987	(4,162)
Impairment loss	66,925	21,879	147,979
Provision for credit losses	5,068	4,508	2,022
(Income) loss from unconsolidated entities	(1,395)	1,745	1,247
Distributions of income from unconsolidated entities	1,873	272	223
Changes in assets and liabilities:
Tenant receivables and accrued revenue, net	468	(14,790)	(1,576)
Deferred costs and other assets	(24,325)	(22,181)	(23,846)
Accounts payable, accrued expenses, deferred revenues and other liabilities	2,039	(32,058)	(36,897)
Net cash provided by operating activities	327,512	289,798	310,763
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	—	—	(963,144)
Capital expenditures, net	(147,329)	(173,593)	(160,512)
Restricted cash reserves for future capital expenditures, net	886	(1,989)	(2,845)
Net proceeds from disposition of interest in properties and outparcels	224,357	22,653	431,823
Investments in unconsolidated entities	(50,911)	(11,631)	(15,401)
Distributions of capital from unconsolidated entities	73,289	38,618	4,597
Net cash provided by (used in) investing activities	100,292	(125,942)	(705,482)
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to noncontrolling interest holders in properties	(114)	—	(8)
Redemption of limited partner/preferred units	(251)	(6)	(118,048)
Change in lender-required restricted cash reserves on mortgage loans	(3,373)	(3,021)	(898)
Net proceeds from issuance of common units, including equity-based compensation plans	13	512	1,899
Distributions to redeemable noncontrolling interest	—	(24)	—
Purchase of redeemable noncontrolling interest	(6,830)	(339)	—
Distributions to unitholders, net	(236,152)	(235,092)	(228,706)
Proceeds from issuance of debt, net of transaction costs	1,293,322	206,740	2,826,258
Repayments of debt	(1,481,753)	(189,526)	(2,078,293)
Net cash (used in) provided by financing activities	(435,138)	(220,756)	402,204
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(7,334)	(56,900)	7,485
CASH AND CASH EQUIVALENTS, beginning of year	59,353	116,253	108,768
CASH AND CASH EQUIVALENTS, end of year	$52,019	$59,353	$116,253

The accompanying notes are an integral part of these statements.

Washington Prime Group, L.P.
Consolidated Statements of Equity
(dollars in thousands, except per unit amounts)

	General Partner
	Preferred	Common	Total	Limited Partners	Total Partners' Equity	Non- Controlling Interests	Total Equity	Redeemable Non-Controlling Interests
Balance, December 31, 2014	$—	$789,051	$789,051	$167,973	$957,024	$1,017	$958,041	$—
Issuance of units in connection with the Merger	319,960	535,032	854,992	29,482	884,474	—	884,474	6,148
Exercise of stock options	—	2,311	2,311	—	2,311	—	2,311	—
Redemption of limited partner units	—	—	—	(664)	(664)	—	(664)	—
Noncontrolling interest in property	—	—	—	—	—	(8)	(8)	—
Equity-based compensation	—	4,772	4,772	9,354	14,126	—	14,126	—
Adjustments to limited partners' interests	—	(37,107)	(37,107)	37,107	—	—	—	—
Distributions to common unitholders, net	—	(181,071)	(181,071)	(34,165)	(215,236)	—	(215,236)	—
Distributions declared on preferred units	(15,989)	—	(15,989)	—	(15,989)	—	(15,989)	(229)
Redemption of preferred units	(117,384)	—	(117,384)	—	(117,384)	—	(117,384)	—
Other comprehensive income	—	1,716	1,716	321	2,037	—	2,037	—
Net income (loss)	15,989	(101,286)	(85,297)	(19,111)	(104,408)	73	(104,335)	213
Balance, December 31, 2015	202,576	1,013,418	1,215,994	190,297	1,406,291	1,082	1,407,373	6,132
Exercise of stock options	—	512	512	—	512	—	512	—
Redemption of limited partner units	—	—	—	(6)	(6)	—	(6)	—
Other	—	151	151	—	151	—	151	(925)
Adjustment of redemption value for redeemable noncontrolling interest	—	(5,464)	(5,464)	—	(5,464)	—	(5,464)	5,464
Equity-based compensation	—	9,506	9,506	4,603	14,109	—	14,109	—
Adjustments to limited partners' interests	—	2,007	2,007	(2,007)	—	—	—	—
Distributions to common unitholders, net	—	(185,562)	(185,562)	(35,258)	(220,820)	—	(220,820)	—
Distributions declared on preferred units	(14,032)	—	(14,032)	—	(14,032)	—	(14,032)	(240)
Other comprehensive income	—	3,200	3,200	601	3,801	—	3,801	—
Net income	14,032	53,099	67,131	10,034	77,165	22	77,187	229
Balance, December 31, 2016	202,576	890,867	1,093,443	168,264	1,261,707	1,104	1,262,811	10,660

The accompanying notes are an integral part of these statements.

Washington Prime Group, L.P.
Consolidated Statements of Equity
(dollars in thousands, except per unit amounts)

	General Partner
	Preferred	Common	Total	Limited Partners	Total Partners' Equity	Non- Controlling Interests	Total Equity	Redeemable Non-Controlling Interests
Exercise of stock options	—	13	13	—	13	—	13	—
Redemption of limited partner units	—	—	—	(251)	(251)	—	(251)	—
Exchange of limited partner units	—	2,463	2,463	(2,463)	—	—	—	—
Other	—	(146)	(146)	—	(146)	—	(146)	—
Equity-based compensation	—	5,280	5,280	1,122	6,402	—	6,402	—
Adjustments to noncontrolling interests	—	(330)	(330)	330	—	—	—	—
Purchase of redeemable noncontrolling interest	—	565	565	—	565	—	565	(7,395)
Distributions to common unitholders, net	—	(186,919)	(186,919)	(34,961)	(221,880)	(114)	(221,994)	—
Distributions declared on preferred units	(14,032)	—	(14,032)	—	(14,032)	—	(14,032)	(240)
Other comprehensive income	—	2,004	2,004	397	2,401	—	2,401	—
Net income	14,032	183,031	197,063	34,222	231,285	68	231,353	240
Balance, December 31, 2017	$202,576	$896,828	$1,099,404	$166,660	$1,266,064	$1,058	$1,267,122	$3,265

The accompanying notes are an integral part of these statements.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Notes to Consolidated Financial Statements
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

1.	Organization
Washington Prime Group Inc. ("WPG Inc.") is an Indiana corporation that operates as a fully integrated, self-administered and self-managed real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended (the "Code"). WPG will generally qualify as a REIT for U.S. federal income tax purposes as long as it continues to distribute not less than 90% of REIT taxable income and satisfy certain other requirements. WPG will generally be allowed a deduction against its U.S. federal income tax liability for dividends paid by it to REIT shareholders, thereby reducing or eliminating any corporate level taxation to WPG. Washington Prime Group, L.P. ("WPG L.P.") is WPG Inc.'s majority-owned limited partnership subsidiary that owns, develops and manages, through its affiliates, all of WPG Inc.'s real estate properties and other assets. WPG Inc. is the sole general partner of WPG L.P. As of December 31, 2017, our assets consisted of material interests in 108 shopping centers in the United States, consisting of open air properties and enclosed retail properties, comprised of approximately 59 million square feet (unaudited) of gross leasable area ("GLA").
Unless the context otherwise requires, references to "WPG," the "Company," "we," "us" or "our" refer to WPG Inc., WPG L.P. and entities in which WPG Inc. or WPG L.P. (or any affiliate) has a material ownership or financial interest, on a consolidated basis.
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
The Merger
On January 15, 2015, the Company acquired Glimcher Realty Trust ("GRT"), pursuant to a definitive agreement and plan of merger with GRT and certain affiliated parties of each dated September 16, 2014, (the "Merger Agreement"), in a stock and cash transaction valued at approximately $4.2 billion, including the assumption of debt (the "Merger"). Prior to the Merger, GRT was a Maryland REIT engaged in the ownership, management, acquisition and development of retail properties, including mixed-use, open-air and enclosed regional retail properties as well as outlet centers. As of December 31, 2014, GRT owned material interests in and managed 25 properties with total GLA of approximately 17.2 million square feet (unaudited), including the two properties sold to Simon Property Group ("SPG") concurrent with the Merger noted below. Prior to the Merger, GRT's common shares were listed on the New York Stock Exchange ("NYSE") under the symbol "GRT."
In the Merger, GRT's common shareholders received, for each GRT common share, $14.02 consisting of $10.40 in cash and 0.1989 of a share of WPG Inc.'s common stock valued at $3.62 per GRT common share, based on the closing price of WPG Inc.'s common stock on the Merger closing date. Approximately 29.9 million shares of WPG Inc.'s common stock were issued to GRT shareholders in the Merger, and WPG L.P. issued to WPG Inc. a like number of common units as consideration for the common shares issued. Additionally, included in the consideration were operating partnership units held by limited partners and preferred stock as noted below. In connection with the closing of the Merger, an indirect subsidiary of WPG L.P. was merged into GRT's operating partnership. In the Merger, we acquired 23 shopping centers comprised of approximately 15.8 million square feet (unaudited) of GLA and assumed additional mortgages on 14 properties with a fair value of approximately $1.4 billion. Prior to the Merger, the Company was comprised of approximately 53 million square feet (unaudited) of GLA. The combined company was renamed WP Glimcher Inc. in May 2015 upon receiving shareholder approval.
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
Notes to Consolidated Financial Statements (Continued)
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
The cash portion of the Merger consideration was funded by the Property Sale and draws under the Bridge Loan (see Note 6 - "Indebtedness"). During the year ended December 31, 2015, the Company incurred $31.7 million of costs related to the Merger, which are included in merger, restructuring and transaction costs in the consolidated statements of operations and comprehensive income (loss).
Leadership Changes and Corporate Name Change
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
2016 Activity
On June 20, 2016, the Company announced the following leadership changes: (1) the resignation of Mr. Michael P. Glimcher as the Company’s Chief Executive Officer and Vice Chairman of the Board; (2) the appointment of Mr. Louis G. Conforti, a current Board member, as Interim Chief Executive Officer; (3) the resignation of Mr. Mark S. Ordan as non-executive Chairman of the Board; and (4) the resignation of Mr. Niles C. Overly from the Board. In July of 2016, the Company terminated some additional executive and non-executive personnel as part of an effort to reduce overhead costs. On October 6, 2016, the Company announced that Mr. Conforti would serve as the Company's Chief Executive Officer for a term ending December 31, 2019, subject to early termination clauses and automatic renewals pursuant to his employment agreement.
In connection with and as part of the aforementioned management changes, the Company recorded a charge of $29.6 million during the year ended December 31, 2016, of which $25.5 million related to severance and restructuring-related costs, including $9.5 million of non-cash stock compensation for accelerated vesting of equity incentive awards, and $4.1 million related to fees and expenses incurred in connection with the Company's investigation of various strategic alternatives, which costs are included in merger, restructuring and transaction costs in the accompanying consolidated statements of operations and comprehensive income (loss). During WPG Inc.'s annual meeting of shareholders on August 30, 2016, the common shareholders approved a proposal to change WPG Inc.'s name back to Washington Prime Group Inc.
2017 Activity
On September 28, 2017, Mr. Keric M. "Butch" Knerr, Executive Vice President and Chief Operating Officer, informed the Company of his resignation. Mr. Knerr's final day of employment was October 13, 2017. There were no severance payments or accelerated vesting of stock compensation benefits in connection with his resignation.

2.	Basis of Presentation and Principles of Consolidation and Combination
The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The consolidated balance sheets as of December 31, 2017 and 2016 include the accounts of WPG Inc. and WPG L.P., as well as their majority owned and controlled subsidiaries. The accompanying consolidated statements of operations include the consolidated accounts of the Company. All intercompany transactions have been eliminated in consolidation.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Notes to Consolidated Financial Statements (Continued)
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
We consolidate a variable interest entity ("VIE") when we are determined to be the primary beneficiary. Determination of the primary beneficiary of a VIE is based on whether an entity has (1) the power to direct activities that most significantly impact the economic performance of the VIE and (2) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. Our determination of the primary beneficiary of a VIE considers all relationships between us and the VIE, including management agreements and other contractual arrangements. As of December 31, 2017, we have two VIEs which consist of our interest in WPG L.P. and undeveloped land, respectively.
There have been no changes during the year ended December 31, 2017 to any of our previous conclusions about whether an entity qualifies as a VIE or whether we are the primary beneficiary of any previously identified VIE. During the year ended December 31, 2017, we did not provide financial or other support to a previously identified VIE that we were not previously contractually obligated to provide.
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
As of December 31, 2017, our assets consisted of material interests in 108 shopping centers. The consolidated financial statements as of that date reflect the consolidation of 91 wholly owned properties and four additional properties that are less than wholly owned, but which we control or for which we are the primary beneficiary. We account for our interests in the remaining 13 properties, or the joint venture properties, using the equity method of accounting. While we manage the day-to-day operations of the joint venture properties, we do not control the operations as we have determined that our partner or partners have substantive participating rights with respect to the assets and operations of these joint venture properties.
We allocate net operating results of WPG L.P. to third parties and to WPG Inc. based on the partners' respective weighted average ownership interests in WPG L.P. Net operating results of WPG L.P. attributable to third parties are reflected in net income attributable to noncontrolling interests. WPG Inc.'s weighted average ownership interest in WPG L.P. was 84.3%, 84.1% and 84.1% for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017 and 2016, WPG Inc.'s ownership interest in WPG L.P. was 84.3% and 84.1%, respectively. We adjust the noncontrolling limited partners' interests at the end of each period to reflect their interest in WPG L.P.

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

Washington Prime Group Inc. and Washington Prime Group, L.P.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit, per share and per unit amounts and where indicated as in millions or billions)

Investment Properties
We record investment properties at fair value when acquired. Investment properties include costs of acquisitions; development, predevelopment, and construction (including allocable salaries and related benefits); tenant allowances and improvements; and interest and real estate taxes incurred during construction. We capitalize improvements and replacements from repair and maintenance when the repair and maintenance extends the useful life, increases capacity, or improves the efficiency of the asset. All other repair and maintenance items are expensed as incurred. We capitalize interest on projects during periods of construction until the projects are ready for their intended purpose based on interest rates in place during the construction period. Capitalized interest for the years ended December 31, 2017, 2016 and 2015 was $1,521, $2,640 and $1,781, respectively.
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
Investments in Unconsolidated Entities
Joint ventures are common in the real estate industry. We use joint ventures to finance properties, develop new properties, and diversify our risk in a particular property or portfolio of properties. We held material unconsolidated joint venture ownership interests in 13 properties and six properties as of December 31, 2017 and 2016, respectively (see Note 5 - "Investment in Unconsolidated Entities, at Equity").
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

Washington Prime Group Inc. and Washington Prime Group, L.P.
Notes to Consolidated Financial Statements (Continued)
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
Note 6 - "Indebtedness" includes a discussion of the fair value of debt measured using Level 1 and Level 2 inputs. Note 4 - "Investment in Real Estate" includes a discussion of the fair value inputs used in our impairment analyses, using Level 3 inputs, primarily. Level 3 inputs include our estimations of net operating results of the property, capitalization rates and discount rates.
The Company has derivatives that must be measured under the fair value standard (see Note 7 - "Derivative Financial Instruments"). The Company currently does not have any non-financial assets and non-financial liabilities that are required to be measured at fair value on a recurring basis.
Purchase Accounting Valuation
We record the total consideration of acquisitions, including transaction costs as permitted under Accounting Standards Update ("ASU ") 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business," (see below for further discussion) and any excess investment in unconsolidated entities to the various components of the acquisition based upon the fair value of each component which may be derived from various Level 2 and Level 3 inputs. Level 3 inputs include our estimations of net operating results of the property, capitalization rates and discount rates. Also, we may utilize third party valuation specialists. These components typically include buildings, land and intangibles related to in-place leases and we estimate:

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

Washington Prime Group Inc. and Washington Prime Group, L.P.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit, per share and per unit amounts and where indicated as in millions or billions)

New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)." ASU 2014-09 revises GAAP by offering a single comprehensive revenue recognition standard instead of numerous revenue requirements for particular industries or transactions, which sometimes resulted in different accounting for economically similar transactions. This new standard is effective for the Company as of January 1, 2018 and impacts revenue streams consisting of fees earned from management, development and leasing services provided to joint ventures in which we own an interest and other ancillary income earned from our properties. In 2017, these revenues were approximately 2.5% of consolidated revenue. Fee income earned from our joint ventures for management and development services and other ancillary property income will generally be recognized in a manner consistent with our current measurement and patterns of recognition whereas we will fully recognize leasing service fee revenue upon lease execution. We will adopt the standard effective January 1, 2018, using the modified retrospective approach, which will require an immaterial cumulative effect adjustment as of the date of adoption to the opening balance of retained earnings. We expect an immaterial impact to our net income on an ongoing basis due to the aforementioned changes in patterns of recognition.
In February 2017, the FASB issued guidance that clarified the scope of ASC 610-20, "Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets," which was finalized in conjunction with ASU 2014-09. ASC 610-20 applies to the sale, transfer and derecognition of nonfinancial assets and in substance nonfinancial assets to noncustomers, including partial sales, and eliminates the guidance specific to real estate in ASC 360-20. The guidance is effective as of January 1, 2018. With respect to full disposals, the recognition pattern did not change from our current measurement and pattern of recognition. With respect to partial sales of real estate to joint ventures such as the O'Connor Joint Venture II, as defined below (see Note 5 - "Investment in Unconsolidated Entities, at Equity"), the new guidance requires us to recognize a full gain where an equity investment was retained, resulting in a basis difference as we are required to measure our retained equity interest at fair value, whereas the joint venture may measure the assets received at carryover basis. We will adopt the standard effective January 1, 2018, using the modified retrospective approach.
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. It is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. In January 2018, the FASB issued a proposed amendment that would provide an entity the optional transition method to initially account for the impact of the adoption ASU 2016-02 with a cumulative adjustment to retained earnings on January 1, 2019 (the effective date of the ASU), rather than January 1, 2017, which would eliminate the need to restate amounts presented prior to January 1, 2019. From a lessee perspective, the Company currently has four material ground leases and two material office leases that, under the new guidance, will result in the recognition of a lease liability and corresponding right-of-use asset.
From a lessor perspective, the new guidance remains mostly similar to current rules, though contract consideration will now be allocated between lease and non-lease components. Non-lease component allocations will be recognized under ASU 2014-09, and we expect that this will result in a different pattern of recognition for certain non-lease components, including for fixed common-area ("CAM") revenues. However, the FASB's proposed amendment to ASU 2016-02 referred to above would also allow lessors to elect, as a practical expedient, not to allocate the total consideration to lease and non-lease components based on their relative standalone selling prices. If adopted, this practical expedient will allow lessors to elect a combined single lease component presentation if (i) the timing and pattern of the revenue recognition of the combined single lease component is the same, and (ii) the combined single component would be classified as an operating lease. In addition, ASU 2016-02 limits the capitalization of leasing costs to initial direct costs, which will likely result in a reduction to our capitalized leasing costs and an increase to general and administrative expenses, though the amount of such changes is highly dependent upon the leasing compensation structures in place at the time of adoption. For the year ended December 31, 2017, the Company deferred $16.9 million of internal leasing costs. We are currently evaluating the impact the adoption of this standard will have on our consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230)." ASU 2016-15 is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. It is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years with early adoption permitted. Additionally, in November 2016, the Emerging Issues Task Force ("EITF") of the FASB issued EITF Issue 16-A "Restricted Cash," requiring that a statement of cash flows explain the change during the period in total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash would be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance is also effective for fiscal years beginning after December 15, 2017, including interim periods.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit, per share and per unit amounts and where indicated as in millions or billions)

These new standards require a retrospective transition approach. The Company has $18.2 million and $29.2 million of restricted cash on its consolidated balance sheets as of December 31, 2017 and 2016, respectively, whose cash flow statement classification will change to align with the new guidance upon adoption of the EITF. We adopted the standards effective January 1, 2018.
In January 2017, the FASB issued ASU 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business," that provides guidance to assist entities with evaluating when a set of transferred assets and activities (set) is a business. The new guidance requires an acquirer to determine if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of assets; if so, the set of transferred assets and activities is not a business. The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years with early adoption permitted and will be applied on a prospective basis for transactions that occur within the period of adoption. We adopted this standard early and applied it prospectively as of January 1, 2017, as permitted under the standard, and anticipate subsequent property acquisitions to be accounted for under asset acquisition accounting rather than business combination accounting, resulting in capitalization of transactions costs rather than expensing of said costs.
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
Deferred Costs and Other Assets
Deferred costs and other assets include the following as of December 31, 2017 and 2016:

	2017	2016
Deferred lease costs and corporate improvements, net	$79,079	$90,922
In-place lease intangibles, net	46,627	70,907
Acquired above market lease intangibles, net	24,254	34,337
Mortgage and other escrow deposits	18,182	29,160
Prepaids, notes receivable and other assets, net	20,953	41,230
	$189,095	$266,556
On January 4, 2017, the Company received the remaining $15.6 million outstanding on the promissory note receivable related to the January 29, 2016 sale of Forest Mall, located in Fond Du Lac, Wisconsin, and Northlake Mall, located in Atlanta Georgia (see Note 4 - "Investment in Real Estate" for details).
During the year ended December 31, 2017, the Company extended the maturity of the $5.3 million outstanding on the promissory note receivable related to the August 19, 2016 sale of Knoxville Center, located in Knoxville, Tennessee (see Note 4 - "Investment in Real Estate" for details), to April 1, 2018. As of December 31, 2017, the Buyer was current on their principal and interest payments.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit, per share and per unit amounts and where indicated as in millions or billions)

Deferred Lease Costs and Corporate Improvements
Our deferred lease costs consist of salaries and related benefits, including fees charged by SPG in conjunction with the 2014 spin-off (see Note 11- "Related Party Transactions" for further details), for salaries and related benefits incurred in connection with lease originations, and fees paid to third party brokers. We record amortization of deferred leasing costs on a straight-line basis over the terms of the related leases. Details of deferred lease costs and corporate improvements as of December 31, 2017 and 2016 are as follows:

	2017	2016
Deferred lease costs	$143,667	$149,208
Corporate improvements	5,324	4,085
Accumulated amortization	(69,912)	(62,371)
Deferred lease costs and corporate improvements, net	$79,079	$90,922
Amortization of deferred leasing costs is a component of depreciation and amortization expense. The accompanying consolidated statements of operations include amortization expense of $24.8 million, $25.0 million, and $27.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.
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
A substantial portion of our leases require the tenant to reimburse us for a substantial portion of our operating expenses, including CAM, real estate taxes and insurance. This significantly reduces our exposure to increases in costs and operating expenses resulting from inflation. Such property operating expenses typically include utility, insurance, security, janitorial, landscaping, food court and other administrative expenses. As of December 31, 2017 the vast majority of our shopping center leases receive a fixed payment from the tenant for the CAM component which is recorded as revenue when earned. When not reimbursed by the fixed CAM component, CAM expense reimbursements are based on the tenant's proportionate share of the allocable operating expenses and CAM capital expenditures for the property. We accrue reimbursements from tenants for recoverable portions of all these expenses as revenue in the period the applicable expenditures are incurred.
We also receive escrow payments for these reimbursements from substantially all our non-fixed CAM tenants and monthly fixed CAM payments throughout the year. We recognize differences between estimated recoveries and the final billed amounts in the subsequent year. These differences were not material in any period presented. Our advertising and promotional costs are expensed as incurred.
Allowance for Credit Losses
We record a provision for credit losses based on our judgment of a tenant's creditworthiness, ability to pay and probability of collection. In addition, we also consider the retail sector in which the tenant operates and our historical collection experience in cases of bankruptcy, if applicable. Accounts are written off when they are deemed to be no longer collectible. The activity in the allowance for credit losses during the years ended December 31, 2017, 2016 and 2015 is as follows:

	For the Year Ended December 31,
	2017	2016	2015
Balance, beginning of year	$8,578	$4,222	$4,570
Provision for credit losses	5,068	4,508	2,022
Accounts deconsolidated upon joint venture formation (see Note 5)	(1,271)	—	(1,997)
Accounts written off, net of recoveries, and other	(4,508)	(152)	(373)
Balance, end of year	$7,867	$8,578	$4,222

Washington Prime Group Inc. and Washington Prime Group, L.P.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit, per share and per unit amounts and where indicated as in millions or billions)

Income and Other Taxes
WPG Inc. has elected to be taxed as a REIT under Sections 856 through 860 of the Code and applicable Treasury regulations relating to REIT qualification. In order to maintain REIT status, the regulations require the entity to distribute at least 90% of taxable income to its owners and meet certain other asset and income tests as well as other requirements. WPG Inc. intends to continue to adhere to these requirements and maintain its REIT status and that of its REIT subsidiaries. As a REIT, WPG Inc. will generally not be liable for federal corporate income taxes as long as it continues to distribute in excess of 100% of its taxable income. Thus, we made no provision for federal income taxes on WPG Inc. in the accompanying consolidated financial statements. If WPG Inc. fails to qualify as a REIT, it will be subject to tax at regular corporate rates for the years in which it failed to qualify. If WPG Inc. loses its REIT status it could not elect to be taxed as a REIT for four years unless its failure to qualify was due to reasonable cause and certain other conditions were satisfied.
We have also elected taxable REIT subsidiary ("TRS") status for some of WPG Inc.'s subsidiaries. This enables us to provide services that would otherwise be considered impermissible for REITs and participate in activities that do not qualify as "rents from real property." For the years ended December 31, 2017, 2016 and 2015, we recorded federal income tax (benefits) provisions of $(87), $227, and $447, respectively, related to the taxable income generated by the TRS entities, which is included in income and other taxes in the accompanying consolidated statements of operations and comprehensive income (loss). For these entities, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted tax rates to be in effect when the temporary differences reverse. There was no deferred tax assets or liabilities for the year ended December 31, 2017 as a result of federal and state net operating loss carryovers. As of December 31, 2016, the TRS had a deferred tax asset before valuation allowances $673 as a result of federal and state net operating loss carryovers.
A valuation allowance for deferred tax assets is provided if we believe all or some portion of the deferred tax asset may not be realized. An increase or decrease in the valuation allowance that results from the change in circumstances that causes a change in our judgment about the realizability of the related deferred tax asset is included in income. There was no valuation allowance as of December 31, 2017 as the TRS did not have any net operating loss carryovers. As of December 31, 2016, the TRS valuation allowance for federal and state net operating loss carryovers was $367. As of December 31, 2017 and 2016, the TRS had a net deferred tax assets of $0 and $306, respectively, related to net operating loss carryovers.
We are also subject to certain other taxes, including state and local taxes and franchise taxes, which are included in income and other taxes in the accompanying consolidated statements of operations and comprehensive income (loss).
For federal income tax purposes, the cash distributions paid to WPG Inc.'s common and preferred shareholders may be characterized as ordinary income, return of capital (generally non-taxable) or capital gains. Tax law permits certain characterization of distributions which could result in differences between cash basis and tax basis distribution amounts.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit, per share and per unit amounts and where indicated as in millions or billions)

The following characterizes distributions paid per common and preferred share on a tax basis for the years ended December 31, 2017, 2016 and 2015:

	2017		2016		2015
	$	%	$	%	$	%
Common shares
Ordinary income	$0.4306	43.06%	$0.6128	61.28%	$1.0000	100.00%
Capital gain	0.5694	56.94%	—	—%	—	—%
Non-dividend distributions	—	—%	0.3872	38.72%	—	—%
	$1.0000	100.00%	$1.0000	100.00%	$1.0000	100.00%

Series G Preferred Shares (1)
Ordinary income	$—	N/A	$—	N/A	$0.5868	2.29%
Non-dividend distributions (2)	—	N/A	—	N/A	$25.0000	97.71%
	$—	N/A	$—	N/A	$25.5868	100.00%

Series H Preferred Shares (1)
Ordinary income	$1.0093	43.06%	$1.4064	100.00%	$1.8752	100.00%
Capital gain	1.3347	56.94%	—	—%	—	—%
	$2.3440	100.00%	$1.4064	100.00%	$1.8752	100.00%

Series I Preferred Shares (1)
Ordinary income	$0.9251	43.06%	$1.2891	100.00%	$1.7188	100.00%
Capital gain	1.2234	56.94%	—	—%	—	—%
	$2.1485	100.00%	$1.2891	100.00%	$1.7188	100.00%
(1) Shares issued in conjunction with the Merger on January 15, 2015.
(2) Shares redeemed in full on April 15, 2015.
Noncontrolling Interests for WPG Inc.
Details of the carrying amount of WPG Inc.'s noncontrolling interests are as follows as of December 31, 2017 and 2016:

	2017	2016
Limited partners' interests in WPG L.P.	$166,660	$168,264
Noncontrolling interests in properties	1,058	1,104
Total noncontrolling interests	$167,718	$169,368
Net income attributable to noncontrolling interests (which includes limited partners' interests in WPG L.P. and noncontrolling interests in consolidated properties) is a component of consolidated net income of WPG Inc.
Redeemable Noncontrolling Interests for WPG Inc.
At December 31, 2016, redeemable noncontrolling interests represented the underlying equity held by unaffiliated third parties in the consolidated joint venture entity that owned Arbor Hills, located in Ann Arbor, Michigan (the "Arbor Hills Venture") and the consolidated joint venture the (the "Oklahoma City Properties Venture") that owned Classen Curve and The Triangle at Classen Curve, each located in Oklahoma City, Oklahoma and Nichols Hills Plaza, located in Nichols Hills, Oklahoma (the "Oklahoma City Properties," collectively), as well as the outstanding WPG L.P. 7.3% Series I-1 Preferred Units (the "Series I-1 Preferred Units"). The unaffiliated third parties have, at their option, the right to have their equity purchased by the Company subject to the satisfaction of certain conditions.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit, per share and per unit amounts and where indicated as in millions or billions)

During the year ended December 31, 2017, but prior to the completion of the O'Connor Joint Venture II transaction (see Note 5 - "Investment in Unconsolidated Entities, at Equity" for further details), the Company purchased all of the redeemable noncontrolling interest equity owned by the unaffiliated third parties in both the Arbor Hills Venture and the Oklahoma City Properties Venture. As of December 31, 2017, the only remaining redeemable noncontrolling interests relate to the outstanding Series I-1 Preferred Units.

4.	Investment in Real Estate
Summary
Investment properties consisted of the following as of December 31, 2017 and 2016:

	2017	2016
Land	$807,202	$905,960
Buildings and improvements	4,908,794	5,299,427
Total land, buildings and improvements	5,715,996	6,205,387
Furniture, fixtures and equipment	91,764	89,241
Investment properties at cost	5,807,760	6,294,628
Less: accumulated depreciation	2,139,620	2,122,572
Investment properties at cost, net	$3,668,140	$4,172,056

Construction in progress included above	$46,046	$49,214
Real Estate Acquisitions and Dispositions
We acquire interests in properties to generate both current income and long-term appreciation in value. We acquire interests in individual properties or portfolios of retail real estate companies that meet our investment criteria and sell properties which no longer meet our strategic criteria. Unless otherwise noted below, gains and losses on these transactions are included in gain (loss) on sale of interests in properties, net in the accompanying consolidated statements of operations and comprehensive income (loss).
No acquisition activity occurred during the years ended December 31, 2017 and 2016. Acquisition activity for the year ended December 31, 2015 (including the Merger) and disposition activity for the years ended December 31, 2017, 2016 and 2015 is highlighted as follows:
2015 Acquisitions
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
Notes to Consolidated Financial Statements (Continued)
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
2017 Dispositions
On November 3, 2017, we completed the sale of Colonial Park Mall, located in Harrisburg, Pennsylvania, to an unaffiliated private real estate investor for a purchase price of $15.0 million. The net proceeds were used for general corporate purposes.
On June 13, 2017, we sold 49% of our interest in Malibu Lumber Yard, located in Malibu, California, as part of the O'Connor Joint Venture II transaction (as defined below and as discussed in in Note 5 - "Investment in Unconsolidated Entities, at Equity").
On June 7, 2017, we completed the sale of Morgantown Commons, located in Morgantown, West Virginia, to an unaffiliated private real estate investor for a purchase price of approximately $6.7 million. The net proceeds were used for general corporate purposes.
On May 16, 2017, we completed the sale of an 80,000 square foot (unaudited) vacant anchor parcel at Indian Mound Mall, located in Heath, Ohio, to an unaffiliated private real estate investor for a purchase price of approximately $0.8 million. The net proceeds were used for general corporate purposes.
On May 12, 2017, we completed the transaction with regard to the ownership and operation of six of the Company's retail properties and certain related outparcels (the "O'Connor Joint Venture II" as discussed in Note 5 - "Investment in Unconsolidated Entities, at Equity").
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
In connection with the 2017 dispositions noted above, the Company recorded a net gain of $124.8 million which is included in gain (loss) on disposition of interests in properties, net in the accompanying consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2017.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit, per share and per unit amounts and where indicated as in millions or billions)

On October 3, 2017, Valle Vista Mall, located in Harlingen, Texas, was transitioned to the lender (see Note 6 - "Indebtedness" for further discussion).
2016 Dispositions
On November 10, 2016, we completed the sale of Richmond Town Square, located in Cleveland, Ohio, to a private real estate investor for a purchase price of $7.3 million. The net proceeds from the transaction were used to reduce the balance of corporate debt.
On August 19, 2016, the Company completed the sale of Knoxville Center to a private real estate investor (the "Buyer") for a purchase price of $10.1 million. The sales price consisted of $3.9 million paid to the Company at closing and the issuance of a promissory note for $6.2 million from the Buyer to the Company with an interest rate of 5.5% per annum (see Note 3 - "Summary of Significant Accounting Policies" for further discussion). The net proceeds from the transaction were used to reduce the balance outstanding under the Facility (see Note 6 - "Indebtedness"). As of December 31, 2017, the Buyer was current on their principal and interest payments.
On January 29, 2016, we completed the sale of Forest Mall and Northlake Mall to private real estate investors (the "Buyers") for an aggregate purchase price of $30 million. The sales price consisted of $10 million paid to us at closing and the issuance of a promissory note for $20 million from us to the Buyers with an interest rate of 6% per annum. On June 29, 2016, the Buyers repaid $4.4 million of the promissory note balance and exercised a six-month extension option (see Note 3 - "Summary of Significant Accounting Policies" for further discussion). The remaining proceeds were paid in full on January 4, 2017. The net proceeds from the transaction were used to reduce the balance outstanding under the Facility (see Note 6 - "Indebtedness").
In connection with the 2016 dispositions noted above, the Company recorded a net loss of $2.0 million, which is included in gain (loss) on disposition of interests in properties, net in the accompanying consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2016.
On December 29, 2016, June 9, 2016 and April 28, 2016, River Valley Mall, located in Lancaster, Ohio, Merritt Square Mall, located in Merritt Island, Florida, and Chesapeake Square, located in Chesapeake, Virginia, were transitioned to the lenders, respectively (see Note 6 - "Indebtedness" for further discussion).
2015 Dispositions
On June 1, 2015, we completed the transaction with regard to the ownership and operation of five of our enclosed retail properties and certain related out-parcels (the "O'Connor Joint Venture I" as discussed in Note 5 - "Investment in Unconsolidated Entities, at Equity"). The Company recorded a gain of $4.2 million, which is included in gain (loss) on disposition of interests in properties, net in the accompanying consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2015.
Intangible Assets and Liabilities Associated with Acquisitions
Intangible assets and liabilities, which were recorded at the respective acquisition dates, are associated with the Company's acquisitions of properties at fair value. The gross intangibles recorded as of their respective acquisition date are comprised of an asset for acquired above-market leases in which the Company is the lessor, a liability for acquired below-market leases in which the Company is the lessor, and an asset for in-place leases.
The following table denotes the gross carrying values of the respective intangibles as of December 31, 2017 and 2016:

	Balance as of
Intangible Asset/Liability	December 31, 2017	December 31, 2016
Above-market leases - Company is lessor	$51,315	$56,192
Below-market leases - Company is lessor	$124,475	$145,064
Above-market lease - Company is lessee	$—	$2,536
In-place leases	$120,159	$134,516
The intangibles related to above and below-market leases in which the Company is the lessor are amortized to minimum rents on a straight-line basis over the estimated life of the lease, with amortization as a net increase to minimum rents in the amounts of $7,323, $9,930, and $17,863 for the years ended December 31, 2017, 2016 and 2015, respectively.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit, per share and per unit amounts and where indicated as in millions or billions)

The above-market lease in which the Company is the lessee is amortized to ground rent expense over the life of the non-cancelable lease term, with amortization as a decrease in the amount of $35, $78, and $75 for the years ended December 31, 2017, 2016 and 2015, respectively. In-place leases are amortized to depreciation and amortization expense over the life of the leases to which they pertain, with such amortization of $18,457, $24,269, and $43,941 for the years ended December 31, 2017, 2016 and 2015, respectively.
The table below identifies the types of intangible assets and liabilities, their location on the consolidated balance sheets, their weighted average amortization period, and their book value, which is net of accumulated amortization, as of December 31, 2017 and 2016:

			Balance as of
Intangible Asset/Liability	Location on the Consolidated Balance Sheets	Weighted Average Remaining Amortization (in years)	December 31, 2017	December 31, 2016
Above-market leases - Company is lessor	Deferred costs and other assets	7.4	$24,254	$34,337
Below-market leases - Company is lessor	Accounts payable, accrued expenses, intangibles and deferred revenues	13.7	$77,870	$104,540
Above-market lease - Company is lessee	Accounts payable, accrued expenses, intangibles and deferred revenues	—	$—	$2,383
In-place leases	Deferred costs and other assets	10.6	$46,627	$70,907
The future net amortization of intangibles as an increase (decrease) to net income as of December 31, 2017 is as follows:

	Above/Below-Market Leases-Lessor	In-place Leases	Total Net Intangible Amortization
2018	$3,902	$(10,324)	$(6,422)
2019	4,237	(8,662)	(4,425)
2020	4,454	(6,611)	(2,157)
2021	4,559	(3,183)	1,376
2022	4,054	(2,487)	1,567
Thereafter	32,410	(15,360)	17,050
	$53,616	$(46,627)	$6,989
Impairment
During the fourth quarter of 2017, a major anchor tenant of Rushmore Mall, located in Rapid City, South Dakota, informed us of their intention to close their store at the property. The impending closure was deemed a triggering event and, therefore, we evaluated this property in conjunction with our quarterly impairment review and preparation of our financial statements for the year ended December 31, 2017. We compared the estimated fair value of $37.5 million to the related carrying value of $75.0 million, which resulted in the recording of an impairment charge of approximately $37.5 million in the consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2017.
On November 3, 2017, the Company completed the sale of Colonial Park Mall for $15.0 million. We compared the fair value measurement of the property to its relative carrying value, which resulted in the recording of an impairment charge of approximately $20.9 million in the accompanying consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2017. The impairment charge was due to the change in facts and circumstances when we decided to hold the asset for a shorter period which resulted in the carrying value not being recoverable from the projected cash flows.
During the first quarter of 2017, the Company entered into a purchase and sale agreement to dispose of Morgantown Commons, which was sold in the second quarter of 2017. Earlier in 2017, we shortened the hold period used in assessing impairment for the asset, which resulted in the carrying value not being recoverable from the expected cash flows. The purchase offer represented the best available evidence of fair value for this property. We compared the fair value to the carrying value, which resulted in the recording of an impairment charge of approximately $8.5 million in the accompanying consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2017.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit, per share and per unit amounts and where indicated as in millions or billions)

During the year ended December 31, 2016, we recorded an impairment charge of $21.9 million, primarily related to noncore properties consisting of Gulf View Square, Richmond Town Square, River Oaks Center, and Virginia Center Commons. The impairment charge was attributed to the continued declines in the fair value of the properties and executed agreements entered into in 2016 to sell these properties at prices below the carrying value.
During the year ended December 31, 2015, we took an impairment charge of approximately $138.0 million primarily related to the noncore properties noted above, in addition to Forest Mall and Northlake Mall, which were both sold on January 29, 2016, and Knoxville Center, which was sold on August 19, 2016. The impairment charge resulted from the change in facts and circumstances when we decided to hold the assets for a shorter period which resulted in the carrying value not being recoverable from the projected cash flows.
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
Condensed Pro Forma Financial Information (Unaudited)
The results of operations of acquired properties are included in the consolidated statements of operations beginning on their respective acquisition dates. The following unaudited condensed pro forma financial information is presented as if the Merger and the Property Sale described in Note 1 - "Organization," which were completed on January 15, 2015, had been consummated on January 1, 2015. The unaudited condensed pro forma financial information assumes the O'Connor Joint Venture transaction completed on June 1, 2015 (see Note 5 - "Investment in Unconsolidated Entities, at Equity") also occurred on January 1, 2015. Additionally, adjustments have been made to reflect the following transactions as if they occurred on January 1, 2015: the issuance of the Notes Payable on March 24, 2015 (see Note 6 - "Indebtedness"), the redemption of all 4,700,000 outstanding 8.125% Series G Cumulative Redeemable Preferred Stock on April 15, 2015 (see Note 9 - "Equity"), the refinancings of property mortgages on May 21, 2015 (see Note 6 - "Indebtedness"), the receipt of funds from the June 2015 Term Loan on June 4, 2015 (see Note 6 - "Indebtedness") and the receipt of funds from the December 2015 Term Loan on December 10, 2015 (see Note 6 - "Indebtedness"). The unaudited condensed pro forma financial information is for comparative purposes only and not necessarily indicative of what actual results of operations of the Company would have been had the Merger and other transactions noted above been consummated on January 1, 2015, nor does it purport to represent the results of operations for future periods.
WPG Inc. Condensed Pro Forma Financial Information (Unaudited)
The table below contains information related to the unaudited condensed pro forma financial information of WPG Inc. for the year ended December 31, 2015 as follows:

Year Ended December 31,
2015
Total revenues	$874,338
Net loss attributable to the Company	$(60,876)
Net loss attributable to common shareholders	$(75,024)
Loss per common share-basic and diluted	$(0.40)
Weighted average shares outstanding-basic (in thousands)	185,342
Weighted average shares outstanding-diluted (in thousands)	219,708

Washington Prime Group Inc. and Washington Prime Group, L.P.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit, per share and per unit amounts and where indicated as in millions or billions)

WPG L.P. Condensed Pro Forma Financial Information (Unaudited)
The table below contains information related to the unaudited condensed pro forma financial information of WPG L.P. for the year ended December 31, 2015 as follows:

Year Ended December 31,
2015
Total revenues	$874,338
Net loss attributable to unitholders	$(74,734)
Net loss attributable to common unitholders	$(88,882)
Loss per common unit-basic and diluted	$(0.40)
Weighted average units outstanding-basic (in thousands)	219,708
Weighted average units outstanding-diluted (in thousands)	219,708

5.	Investment in Unconsolidated Entities, at Equity
The Company's investment activity in unconsolidated real estate entities for the years ended December 31, 2017 and 2016 consisted of investments in the following joint ventures:

•	The O'Connor Joint Venture I
On June 1, 2015, we completed a joint venture transaction with O'Connor Mall Partners L.P. ("O'Connor"), an unaffiliated third party, with respect to the ownership and operation of five of the Company’s enclosed retail properties and certain related out-parcels acquired in the Merger, consisting of the following: The Mall at Johnson City located in Johnson City, Tennessee; Pearlridge Center located in Aiea, Hawaii; Polaris Fashion Place® located in Columbus, Ohio; Scottsdale Quarter® located in Scottsdale, Arizona; and Town Center Plaza (which consists of Town Center Plaza and the adjacent Town Center Crossing) located in Leawood, Kansas (the "O'Connor Joint Venture I"). The O'Connor Joint Venture I was valued at approximately $1.625 billion, and we retained a 51% non-controlling interest. The transaction generated net proceeds, after taking into consideration the assumption of debt and costs associated with the transaction, of approximately $432 million (including $28.7 million for the partial reimbursement of the Scottsdale Quarter development costs), which was used to repay a portion of the Bridge Loan (see Note 6 - "Indebtedness"). We deconsolidated the properties and recorded a gain in connection with this sale of $4.2 million, which is included in gain (loss) on disposition of interests in properties, net in the accompanying consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2015. We retained day to day management, leasing, and development responsibilities for the O'Connor Joint Venture I.
During the year ended December 31, 2016, the O'Connor Joint Venture I sold its 25% indirect ownership interest in Crescent-SDQ III Venture, LLC to unaffiliated third parties. The Company received a cash distribution from the joint venture at closing of $4.4 million and recorded $0.3 million as our share of the joint venture's gain, based on our pro-rata ownership interest in the O'Connor Joint Venture I, which is recorded in income (loss) from unconsolidated entities in the accompanying consolidated statements of operations and comprehensive income (loss).
On March 2, 2017, the O'Connor Joint Venture I closed on the purchase of Pearlridge Uptown II, an approximately 153,000 square foot (unaudited) wing of Pearlridge Center, for a gross purchase price of $70.0 million.
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
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit, per share and per unit amounts and where indicated as in millions or billions)

•	The O'Connor Joint Venture II
During the year ended December 31, 2017, we completed an additional joint venture transaction with O'Connor with respect to the ownership and operation of seven of the Company's retail properties and certain related outparcels, consisting of the following: The Arboretum, located in Austin, Texas; Arbor Hills; the Oklahoma City Properties; Gateway Centers, located in Austin, Texas; Malibu Lumber Yard, located in Malibu, California; Palms Crossing I and II, located in McAllen, Texas; and The Shops at Arbor Walk, located in Austin, Texas (the "O'Connor Joint Venture II"). The transaction valued the properties at $598.6 million before closing adjustments and debt assumptions. Under the terms of the joint venture agreement, we retained a non-controlling 51% interest in the O'Connor Joint Venture II and sold the remaining 49% to O'Connor. The transaction generated net proceeds to the Company of approximately $138.9 million, after taking into consideration costs associated with the transaction and the assumption of debt (including the new mortgage loans on The Arboretum, Gateway Centers, and Oklahoma City Properties which closed prior to the joint venture transaction; see Note 6 - "Indebtedness" for net proceeds to the Company from the new mortgage loans), which we used to reduce the Company's debt as well as for general corporate purposes. We deconsolidated the properties included in the O'Connor Joint Venture II and recorded a gain in connection with this partial sale of $126.1 million, which is included in gain (loss) on disposition of interests in properties, net in the accompanying consolidated statements of operations and comprehensive income (loss). The gain was recorded pursuant to ASC 360-20 and calculated based upon proceeds received, less 49% of the book value of the deconsolidated net assets. Our retained 51% non-controlling equity method interest was valued at historical cost based upon the pro rata book value of the retained interest in the net assets. We retained management and leasing responsibilities for the properties included in the O'Connor Joint Venture II, though our partner's substantive participating rights over certain decisions most important to the operations of the O'Connor Joint Venture II preclude our control and consolidation of this venture.
In connection with the formation of this joint venture, we recorded transaction costs of approximately $6.4 million as part of our basis in this investment.

•	The Seminole Joint Venture
This investment consists of a 45% non-controlling interest held by the Company in Seminole Towne Center, an approximate 1.1 million square foot (unaudited) enclosed regional retail property located in the Orlando, Florida area. The Company's effective financial interest in this property (after preferences) was approximately 22% for the year ended December 31, 2017. We retained day to day management, leasing, and development responsibilities for the Seminole Joint Venture. During the year ended December 31, 2017, the Company received cash of $0.7 million (after preferences) related to our share of the proceeds from the sale of two outparcels, which was recorded in income (loss) from unconsolidated entities, net in the accompanying consolidated statements of operations and comprehensive income (loss).

•	Other Joint Venture
The Company also holds an indirect 12.5% ownership interest in certain real estate through a joint venture with an unaffiliated third party. We do not have management, leasing and development responsibilities for this joint venture.
Individual agreements specify which services the Company is to provide to each joint venture. The Company, through its affiliates, may provide management, development, construction, leasing and legal services for a fee to the joint ventures described above for which we've retained the right to provide such services. Related to performing these services, we recorded management fees of $7.9 million, $6.7 million and $3.9 million for the years ended December 31, 2017, 2016 and 2015, respectively, which are included in other income in the accompanying consolidated statements of operations and comprehensive income (loss). Advances to the O'Connor Joint Venture I and O'Connor Joint Venture II totaled $4.3 million as of December 31, 2017 and, with respect to the O'Connor Joint Venture I only, $2.5 million as of December 31, 2016, which is included in investment in and advances to unconsolidated entities, at equity in the accompanying consolidated balance sheets. Management deems this balance to be collectible and anticipates repayment within one year.
The results for the O'Connor Joint Venture I are included below for the years ended December 31, 2017 and 2016 and for the period from June 1, 2015 through December 31, 2015. The results for the O'Connor Joint Venture II are included below from May 12, 2017 (the closing date of the venture), and in the case of Malibu Lumber Yard from June 13, 2017 (the date the property was contributed to the venture), through December 31, 2017. The results for the Seminole Joint Venture are included below for all periods presented. The results for the Company's indirect 12.5% ownership interest in another real estate project are included for the years ended December 31, 2017 and 2016 and for the period from January 15, 2015 through December 31, 2015.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit, per share and per unit amounts and where indicated as in millions or billions)

The following table presents the combined statements of operations for the unconsolidated joint venture properties for the periods indicated above during which the Company accounted for these investments as unconsolidated entities for the years ended December 31, 2017, 2016 and 2015:

	For the Year Ended December 31,
	2017	2016	2015
Total revenues	$236,415	$191,831	$127,263
Operating expenses	95,603	78,685	53,204
Depreciation and amortization	89,397	78,972	48,876
Operating income	51,415	34,174	25,183
Gain on sale of interests in property and unconsolidated entities, net	1,585	1,014	—
Interest expense, taxes, and other, net	(45,906)	(32,754)	(20,135)
Net income from the Company's unconsolidated real estate entities	$7,094	$2,434	$5,048

Our share of income (loss) from the Company's unconsolidated real estate entities	$1,395	$(1,745)	$(1,247)
The following table presents the combined balance sheets for the unconsolidated joint venture properties for the periods indicated above during which the Company accounted for these investments as unconsolidated entities as of December 31, 2017 and 2016:

	December 31,
	2017	2016
Assets:
Investment properties at cost, net	$1,972,208	$1,641,170
Construction in progress	44,817	21,084
Cash and cash equivalents	40,955	20,657
Tenant receivables and accrued revenue, net	30,866	19,056
Deferred costs and other assets (1)	174,665	135,313
Total assets	$2,263,511	$1,837,280
Liabilities and Members’ Equity:
Mortgage notes payable	$1,302,143	$875,811
Accounts payable, accrued expenses, intangibles, and deferred revenues(2)	148,273	116,870
Total liabilities	1,450,416	992,681
Members’ equity	813,095	844,599
Total liabilities and members’ equity	$2,263,511	$1,837,280
Our share of members’ equity, net	$414,245	$429,792

(1)	Includes value of acquired in-place leases and acquired above-market leases with a net book value of $107,869 and $93,634 as of December 31, 2017 and 2016, respectively.

(2)	Includes the net book value of below market leases of $69,269 and $69,886 as of December 31, 2017 and 2016, respectively.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit, per share and per unit amounts and where indicated as in millions or billions)

The following table presents the investment in and advances to (cash distributions and losses in) unconsolidated entities for the periods indicated above during which the Company accounted for these investments as unconsolidated entities as of December 31, 2017 and 2016:

	December 31,
	2017	2016
Our share of members’ equity, net	$414,245	$429,792
Advances and excess investment	22,173	13,679
Net investment in and advances to unconsolidated entities, at equity(1)	$436,418	$443,471

(1)
Includes $451,839 and $458,892 of investment in and advances to unconsolidated entities, at equity as of December 31, 2017 and 2016, respectively, and $15,421 and $15,421 of cash distributions and losses in unconsolidated entities, at equity as of December 31, 2017 and 2016, respectively.

6.	Indebtedness
Mortgage Debt
Total mortgage indebtedness at December 31, 2017 and 2016 was as follows:

	2017	2016
Face amount of mortgage loans	$1,152,436	$1,610,429
Fair value adjustments, net	8,338	12,661
Debt issuance cost, net	(3,692)	(5,010)
Carrying value of mortgage loans	$1,157,082	$1,618,080
The mortgage debt had weighted average interest and maturity of 4.77% and 4.0 years at December 31, 2017 and 4.98% and 4.0 years at December 31, 2016.
A roll forward of mortgage indebtedness from December 31, 2016 to December 31, 2017 is summarized as follows:

Balance at December 31, 2016	$1,618,080
Debt amortization payments	(19,455)
Repayment of debt	(229,298)
Debt issuances, net of debt issuance costs	213,574
Debt canceled upon partial paydown	(68,931)
Debt canceled upon lender foreclosures	(40,000)
Debt transferred to unconsolidated entities, net of debt issuance costs and fair value adjustments	(314,595)
Amortization of fair value and other adjustments	(3,475)
Amortization of debt issuance costs	1,182
Balance at December 31, 2017	$1,157,082
2017 Activity
On December 29, 2017, an affiliate of WPG Inc. repaid the $11.7 million mortgage loan secured by Henderson Square, located in King of Prussia, Pennsylvania. This repayment was funded by cash on hand.
On October 17, 2017, an affiliate of WPG Inc. completed a discounted payoff of the $99.7 million mortgage loan secured by Southern Hills Mall, located in Sioux City, Iowa, for $55.0 million (see "Covenants" section below for additional details).
On October 3, 2017, the $40.0 million mortgage on Valle Vista Mall was canceled upon a deed-in-lieu of foreclosure agreement (see "Covenants" section below for additional details).

Washington Prime Group Inc. and Washington Prime Group, L.P.
Notes to Consolidated Financial Statements (Continued)
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
The Arboretum and Gateway Centers loans require monthly interest only payments until July 1, 2021, at which time monthly interest and principal payments are due until maturity. The Oklahoma City Properties loan requires monthly interest only payments until July 1, 2022, at which time monthly interest and principal payments are due until maturity. We used the net proceeds to repay a portion of the outstanding balance on the Revolver, as defined below. These three loans were deconsolidated during the year ended December 31, 2017, in connection with the completion of the O'Connor Joint Venture II transaction.
On April 25, 2017, the Company completed a discounted payoff of the $87.3 million mortgage loan secured by Mesa Mall, located in Grand Junction, Colorado, for $63.0 million (see "Covenants" section below for additional details).
2016 Activity
On December 29, 2016, the mortgage on River Valley Mall was canceled upon a deed-in-lieu of foreclosure agreement (see "Covenants" section below for additional details).
On October 1, 2016, the Company exercised the last option to extend the maturity date of the principal amount of the mortgage loan on WestShore Plaza for one year to October 1, 2017.
On June 9, 2016, the mortgage on Merritt Square Mall was canceled upon the lender foreclosure (see "Covenants" section below for additional details).
On June 8, 2016, the Company borrowed $65.0 million under a term loan secured by ownership interests in Weberstown Mall, located in Stockton, California (the "June 2016 Secured Loan"). The June 2016 Secured Loan bears interest at one-month LIBOR plus 1.75% and will initially mature on June 8, 2018, subject to three one-year extensions available at our option subject to compliance with the terms of the underlying loan agreement and payment of customary extension fees. The interest rate on the June 2016 Secured Loan may vary in the future based on the Company's credit rating. The Company used the proceeds from the June 2016 Secured Loan to repay the $60.0 million mortgage loan secured by Weberstown Mall and for other general corporate purposes. As of December 31, 2017, the balance was $64.7 million, net of $0.3 million of debt issuance costs, and the applicable interest rate was 3.31%.
On April 28, 2016, the mortgage on Chesapeake Square was canceled upon the lender foreclosure (see "Covenants" section below for additional details).

Washington Prime Group Inc. and Washington Prime Group, L.P.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit, per share and per unit amounts and where indicated as in millions or billions)

Unsecured Debt
The following table identifies our total unsecured debt outstanding at December 31, 2017 and December 31, 2016:

	December 31, 2017	December 31, 2016
Notes payable:
Face amount - 3.850% Notes due 2020 (the "Exchange Notes")(1)	$250,000	$250,000
Face amount - 5.950% Notes due 2024(2)	750,000	—
Debt discount, net	(11,086)	(47)
Debt issuance costs, net	(9,542)	(2,316)
Total carrying value of notes payable	$979,372	$247,637

Unsecured term loans:(8)
Face amount - Term Loan(3)(4)	$—	$500,000
Face amount - December 2015 Term Loan(5)	340,000	340,000
Face amount - June 2015 Term Loan(6)	270,000	500,000
Debt issuance costs, net	(3,305)	(5,478)
Total carrying value of unsecured term loans	$606,695	$1,334,522

Revolving credit facility:(3)(7)
Face amount	$155,000	$308,000
Debt issuance costs, net	(540)	(1,835)
Total carrying value of revolving credit facility	$154,460	$306,165
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
(3) The unsecured revolving credit facility, or "Revolver" and unsecured term loan, or "Term Loan" are collectively known as the "Facility." On January 22, 2018, the Company amended and restated $1.0 billion of the existing Facility (see Note 13 - "Subsequent Events").
(4) The Term Loan bore interest at one-month LIBOR plus 1.45% per annum. We had interest rate swap agreements totaling $200.0 million, which effectively fixed the interest rate on a portion of the Term Loan at 2.04% per annum. During the year ended December 31, 2017, the Term Loan was repaid in full and the Company wrote off $0.2 million of debt issuance costs. On January 22, 2018, the Company borrowed $350.0 million under the Term Loan feature of the amended and restated Facility (see Note 13 - "Subsequent Events").
(5) The December 2015 Term Loan bears interest at one-month LIBOR plus 1.80% per annum and will mature on January 10, 2023. We have interest rate swap agreements totaling $340.0 million, which effectively fix the interest rate at 3.51% per annum through maturity.
(6) The June 2015 Term Loan bears interest at one-month LIBOR plus 1.45% per annum and will mature on March 2, 2020. We have interest rate swap agreements totaling $270.0 million, which effectively fix the interest rate at 2.56% per annum through June 30, 2018. During the year ended December 31, 2017, the Company repaid $230.0 million of the June 2015 Term Loan and wrote off $0.9 million of debt issuance costs. On January 22, 2018, the Company repaid the $270.0 million outstanding with proceeds from the amended and restated Facility (see Note 13 - "Subsequent Events").
(7) The Revolver provides borrowings on a revolving basis up to $900.0 million, bears interest at one-month LIBOR plus 1.25%, and will initially mature on May 30, 2018, subject to two six-month extensions available at our option subject to compliance with terms of the Facility and payment of a customary extension fee. At December 31, 2017, we had an aggregate available borrowing capacity of $744.8 million under the Revolver, net of $0.2 million reserved for outstanding letters of credit. At December 31, 2017, the applicable interest rate on the Revolver was one-month LIBOR plus 1.25%, or 2.81%. On January 22, 2018, the Company amended the Revolver under the amended and restated Facility (see Note 13 - "Subsequent Events").
(8) While we have interest rate swap agreements in place that fix the LIBOR portion of the rates as noted above, the spread over LIBOR could vary in the future based upon changes to the Company's credit ratings.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit, per share and per unit amounts and where indicated as in millions or billions)

The following table presents the borrowings and paydowns on the Revolver during the years ended December 31, 2017 and December 31, 2016:

	2017	2016
Beginning Balance	$308,000	$278,750
Borrowings	350,000	142,250
Paydowns	(503,000)	(113,000)
Ending Balance	$155,000	$308,000
During 2017, borrowings under the Revolver were primarily used for general corporate purposes. Paydowns of outstanding borrowings were funded using proceeds from property dispositions (see Note 4 - "Investment in Real Estate"), the O'Connor Joint Venture II transaction (see Note 5 - "Investment in Unconsolidated Entities, at Equity"), including certain mortgage notes executed prior to the deconsolidation, and cash flow from operations.
During 2016, borrowings under the Revolver were used primarily used for general corporate purposes. Paydowns of outstanding borrowings were funded using proceeds from property dispositions (see Note 4 - "Investment in Real Estate") and cash flow from operations.
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
The Company incurred $10.4 million of Bridge Loan commitment, structuring and funding fees. Upon the full repayment of the Bridge Loan, the Company accelerated amortization of the deferred loan costs, resulting in total amortization of $10.4 million included in interest expense in the accompanying consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2015.
Covenants
Our unsecured debt agreements contain financial and other covenants. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender including adjustments to the applicable interest rate. As of December 31, 2017, management believes the Company is in compliance with all covenants of its unsecured debt.
The total balance of mortgages was approximately $1.2 billion as of December 31, 2017. At December 31, 2017, certain of our consolidated subsidiaries were the borrowers under 23 non-recourse loans, one full-recourse loan and one partial-recourse loan secured by mortgages encumbering 28 properties, including one separate pool of cross-defaulted and cross-collateralized mortgages encumbering a total of four properties. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt instruments contain financial and other non-financial covenants which are specific to the properties which serve as collateral for that debt. Our existing non-recourse mortgage loans generally prohibit our subsidiaries that are borrowers thereunder from incurring additional indebtedness, subject to certain customary and limited exceptions. In addition, certain of these instruments limit the ability of the applicable borrower's parent entity from incurring mezzanine indebtedness unless certain conditions are satisfied, including compliance with maximum loan to value ratio and minimum debt service coverage ratio tests. Further, under certain of these existing agreements, if certain cash flow levels in respect of the applicable mortgaged property (as described in the applicable agreement) are not maintained for at least two consecutive quarters, the lender could accelerate the debt and enforce its right against its collateral. If the borrower fails to comply with these covenants, the lender could accelerate the debt and enforce its right against their collateral.
On March 30, 2017, the Company transferred the $40.0 million mortgage loan secured by Valle Vista Mall to the special servicer at the request of the borrower, a consolidated subsidiary of the Company. On May 18, 2017, we received a notice of default letter, dated that same date, from the special servicer because the borrower did not repay the loan in full by its May 10, 2017 maturity date. On October 3, 2017, an affiliate of WPG Inc. transitioned the property to the lender.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit, per share and per unit amounts and where indicated as in millions or billions)

On June 6, 2016, we received a notice of default letter, dated June 3, 2016, from the special servicer to the borrower of the $99.7 million mortgage loan secured by Southern Hills Mall.  The letter was sent because the borrower, a consolidated subsidiary of the Company, did not repay the loan in full by its June 1, 2016 maturity date.  On October 27, 2016, we received notification that a receiver has been appointed to manage and lease the property. On October 17, 2017, an affiliate of WPG Inc. completed a discounted payoff of the mortgage loan for $55.0 million and retained ownership and management of the property.
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
Upon the discounted payoff of the mortgage note payable secured by Southern Hills Mall, ownership transfer of Valle Vista Mall, and discounted payoff of the mortgage note payable secured by Mesa Mall, the Company recognized a net gain of $90.6 million based on the cancellation of the remaining outstanding mortgage debt of $108.9 million, which is included in gain on extinguishment of debt, net in the consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2017. During the year ended December 31, 2016, the Company recognized a net gain of $34.6 million related to the $160.1 million mortgage debt cancellation and ownership transfers of River Valley Mall, Merritt Square Mall, and Chesapeake Square, which is included in gain on extinguishment of debt, net in the consolidated statements of operations and comprehensive income (loss) for the year then ended.
At December 31, 2017, management believes the applicable borrowers under our other non-recourse mortgage loans were in compliance with all covenants where non-compliance could individually, or giving effect to applicable cross-default provisions in the aggregate, have a material adverse effect on our financial condition, results of operations or cash flows.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit, per share and per unit amounts and where indicated as in millions or billions)

Debt Maturity and Cash Paid for Interest
Scheduled principal repayments on indebtedness (including extension options) as of December 31, 2017 are as follows:

2018	$25,412
2019	313,281
2020	701,084
2021	321,639
2022	131,855
Thereafter	1,424,165
Total principal maturities	2,917,436
Bond Discount	(11,086)
Fair value adjustments, net	8,338
Debt issuance costs, net	(17,079)
Total mortgages and unsecured indebtedness	$2,897,609
Cash paid for interest for the years ended December 31, 2017, 2016 and 2015 was $107,609, $125,999 and $124,646, respectively.
Fair Value of Debt
The carrying values of our variable-rate loans approximate their fair values. We estimate the fair values of fixed-rate mortgages and fixed-rate unsecured debt (including variable-rate unsecured debt swapped to fixed-rate) using cash flows discounted at current borrowing rates. We estimate the fair values of consolidated fixed-rate unsecured notes payable using quoted market prices, or, if no quoted market prices are available, we use quoted market prices for securities with similar terms and maturities. The book value and fair value of these financial instruments along with the related discount rate assumptions as of December 31, 2017 and 2016 are summarized as follows:

	2017	2016
Book value of fixed- rate mortgages(1)	$1,000,936	$1,359,329
Fair value of fixed-rate mortgages	$1,024,890	$1,403,103
Weighted average discount rates assumed in calculation of fair value for fixed-rate mortgages	4.19%	3.79%

Book value of fixed-rate unsecured debt(1)	$1,610,000	$1,290,000
Fair value of fixed-rate unsecured debt	$1,616,810	$1,261,858
Weighted average discount rates assumed in calculation of fair value for fixed-rate unsecured debt	4.27%	2.86%
(1) Excludes deferred financing fees and applicable debt discounts.

7.	Derivative Financial Instruments
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
Notes to Consolidated Financial Statements (Continued)
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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in other comprehensive income ("OCI") or other comprehensive loss (“OCL”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Net realized gains or losses resulting from derivatives that were settled in conjunction with planned fixed-rate financings or refinancings continue to be included in accumulated other comprehensive income ("AOCI") during the term of the hedged debt transaction. Any ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company recognized $295, $288 and $193 of hedge ineffectiveness as increases to earnings during the years ended December 31, 2017, 2016 and 2015, respectively.
Amounts reported in AOCI relate to derivatives that will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt. Realized gains or losses on settled derivative instruments included in AOCI are recognized as an adjustment to income over the term of the hedged debt transaction. During the next twelve months, the Company estimates that an additional $2.1 million will be reclassified as a decrease to interest expense.
On August 4, 2017, the Company terminated six interest rate derivatives and partially terminated one interest rate derivative with an aggregate notional amount of $430,000, upon the repayment of the Term Loan and partial repayment of the June 2015 Term Loan, receiving cash proceeds of approximately $2.0 million upon settlement. As of December 31, 2017, the Company had 8 outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk with a notional value of $610,000.
The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the consolidated balance sheet as of December 31, 2017 and 2016:

Derivatives designated as hedging instruments:		Balance Sheet Location	December 31, 2017	December 31, 2016
Interest rate products	Asset Derivatives	Deferred costs and other assets	$7,413	$5,754
Interest rate products	Liability Derivatives	Accounts payable, accrued expenses, intangibles and deferred revenues	$—	$2
The asset derivative instruments were reported at their fair value of $7,413 and $5,754 in deferred costs and other assets at December 31, 2017 and 2016, respectively, with a corresponding adjustment to OCI for the unrealized gains and losses (net of noncontrolling interest allocation). The liability derivative instruments were reported at their fair value of $0 and $2 in accounts payable, accrued expenses, intangibles, and deferred revenues at December 31, 2017 and 2016, respectively, with a corresponding adjustment to OCL for the unrealized gains and losses (net of noncontrolling interest allocation). Over time, the unrealized gains and losses held in AOCI will be reclassified to earnings. This reclassification will correlate with the recognition of the hedged interest payments in earnings.
The table below presents the effect of the Company's derivative financial instruments on the consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2017, 2016 and 2015:

Derivatives in Cash Flow Hedging Relationships (Interest rate products)	Location of Gain or (Loss) Recognized in Income on Derivatives	For the Year Ended December 31,
		2017	2016	2015
Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		$1,256	$(3,580)	$(429)

Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Interest expense	$1,145	$7,381	$2,466

Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Interest expense	$295	$288	$193

Washington Prime Group Inc. and Washington Prime Group, L.P.
Notes to Consolidated Financial Statements (Continued)
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
As of December 31, 2017, the Company did not have any derivative instruments that contain credit-risk related contingent features that are in a net liability position.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2017 and 2016, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
The tables below presents the Company’s net assets and liabilities measured at fair value as of December 31, 2017 and 2016 aggregated by the level in the fair value hierarchy within which those measurements fall:

	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2017
Derivative instruments, net	$—	$7,413	$—	$7,413

	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2016
Derivative instruments, net	$—	$5,752	$—	$5,752

Washington Prime Group Inc. and Washington Prime Group, L.P.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit, per share and per unit amounts and where indicated as in millions or billions)

8.	Rentals under Operating Leases
Future minimum rentals to be received under non-cancelable operating leases for each of the next five years and thereafter, excluding tenant reimbursements of operating expenses and percentage rent based on tenant sales volume, as of December 31, 2017 are as follows:

2018	$431,410
2019	360,917
2020	296,662
2021	236,100
2022	190,575
Thereafter	496,839
$2,012,503

9.	Equity
The Merger
Related to the Merger completed on January 15, 2015, WPG Inc. issued 29,942,877 common shares, 4,700,000 shares of 8.125% Series G Cumulative Redeemable Preferred Stock (the "Series G Preferred Shares"), 4,000,000 shares of 7.5% Series H Cumulative Redeemable Preferred Stock (the "Series H Preferred Shares") and 3,800,000 shares of 6.875% Series I Cumulative Redeemable Preferred Stock (the "Series I Preferred Shares"), and WPG L.P. issued to WPG Inc. a like number of common and preferred units as consideration for the common and preferred shares issued. Additionally, WPG L.P. issued to limited partners 1,621,695 common units and 130,592 Series I-1 Preferred Units. The preferred shares and units were issued as consideration for similarly-named preferred interests of GRT that were outstanding at the Merger date.
On April 15, 2015, WPG Inc. redeemed all of the outstanding Series G Preferred Shares, resulting in WPG L.P. redeeming a like number of preferred units under terms identical to those of the Series G Preferred Shares described below. The Series G Preferred Shares were redeemed at a redemption price of $25.00 per share, plus accumulated and unpaid distributions up to, but excluding, the redemption date, in an amount equal to $0.5868 per share, for a total payment of $25.5868 per share. This redemption amount included the first quarter dividend of $0.5078 per share that was declared on February 24, 2015 to holders of record of such Series G Preferred Shares on March 31, 2015. Because the redemption of the Series G Preferred Shares was a redemption in full, trading of the Series G Preferred Shares on the NYSE ceased after the redemption date. The aggregate amount paid to effect the redemptions of the Series G Preferred Shares was approximately $120.3 million, which was funded with cash on hand.
Exchange Rights
Subject to the terms of the limited partnership agreement of WPG L.P., limited partners in WPG L.P. have, at their option, the right to exchange all or any portion of their units for shares of WPG Inc. common stock on a one‑for‑one basis or cash, as determined by WPG Inc. Therefore, the common units held by limited partners are considered by WPG Inc. to be share equivalents and classified as noncontrolling interests within permanent equity, and classified by WPG L.P. as permanent equity. The amount of cash to be paid if the exchange right is exercised and the cash option is selected will be based on the market value of WPG Inc.'s common stock as determined pursuant to the terms of the WPG L.P. Partnership Agreement. During the year ended December 31, 2017, WPG Inc. issued 314,577 shares of common stock to a limited partner of WPG L.P. in exchange for an equal number of units pursuant to the WPG L.P. Partnership Agreement. This transaction increased WPG Inc.’s ownership interest in WPG L.P. At December 31, 2017, WPG Inc. had reserved 34,760,026 shares of common stock for possible issuance upon the exchange of units held by limited partners.
The holders of the Series I-1 Preferred Units have, at their option, the right to have their units purchased by WPG L.P. subject to the satisfaction of certain conditions. Therefore, the Series I-1 Preferred Units are classified as redeemable noncontrolling interests outside of permanent equity.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Notes to Consolidated Financial Statements (Continued)
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
Long Term Incentive Awards
Time Vested LTIP Awards
The Company has issued time-vested LTIP units ("Inducement LTIP Units") to certain executive officers and employees under the Plan, pursuant to LTIP Unit Award Agreements between the Company and each of the grant recipients. These awards will vest and the related fair value will be expensed over a four-year vesting period. During the years ended December 31, 2017 and 2016, the Company did not grant any Inducement LTIP Units.
During the years ended December 31, 2015 and 2014, the Company awarded 203,215 and 283,610 Inducement LTIP Units, respectively, to certain executive officers and employees of the Company under the Plan, pursuant to LTIP Unit Award Agreements between the Company and each of the grant recipients.
The Inducement LTIP Units vest and the related fair value will be expensed over a four-year vesting period, subject to each respective grant recipient's continued employment on each such vesting date, except in certain instances that result in accelerated vesting due to severance arrangements. The fair value of the Inducement LTIP Units of $8.4 million is being recognized as expense over the applicable vesting period. As of December 31, 2017, the estimated future compensation expense for Inducement LTIP Units was $0.4 million. The weighted average period over which the compensation expense will be recorded for the Inducement LTIP Units is approximately 1.1 years.
A summary of the Inducement LTIP Units and changes during the year ended December 31, 2017 is listed below:

	Activity for the Year Ended December 31,
	2017
	Inducement LTIP Units	Weighted Average Grant Date Fair Value
Outstanding unvested at beginning of year	75,053	$18.16
Units granted	—	$—
Units vested	(29,685)	$18.33
Units forfeited	(7,500)	$19.23
Outstanding unvested at end of year	37,868	$17.82
During the year ended December 31, 2016, 189,755 LTIP Units, with a weighted average grant date fair value per share of $18.07, vested. During the year ended December 31, 2015, 222,017 LTIP Units, with a weighted average grant date fair value per share of $16.16, vested.
Performance Based Awards
2015 Awards
During 2015, the Company authorized the award of LTIP units subject to certain market conditions under ASC 718 ("Performance LTIP Units") to certain executive officers and employees of the Company in the maximum total amount of 304,818 units, to be earned and related fair value expensed over the applicable performance periods, except in certain instances that could result in accelerated vesting due to severance arrangements.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit, per share and per unit amounts and where indicated as in millions or billions)

The Performance LTIP Units that were allocated during the year ended December 31, 2015 are market based awards with a service condition. Recipients may earn between 0% - 100% of the award based on the Company's achievement of absolute and relative (versus the MSCI REIT Index) total shareholder return ("TSR") goals, with 40% of the Performance LTIP Units available to be earned with respect to each performance period based on achievement of absolute TSR goals, and 60% of the Performance LTIP Units available to be earned with respect to each performance period based on achievement of relative TSR goals.
The Performance LTIP Units issued during 2015 relate to the following performance periods: from the beginning of the service period to (i) December 31, 2016 ("2015-First Special PP"), (ii) December 31, 2017 ("2015-Second Special PP"), and (iii) December 31, 2018 ("2015-Third Special PP"). There was no award for the 2015-First Special PP or 2015-Second Special PP since our TSR was below the threshold level during 2016 and 2017, respectively.
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
The Performance LTIP Units that were issued during the year ended December 31, 2014 are market based awards with a service condition. Recipients may earn between 0% - 100% of the award based on the Company's achievement of absolute and relative (versus the MSCI REIT Index) TSR goals, with 40% of the Performance LTIP Units available to be earned with respect to each performance period based on achievement of absolute TSR goals, and 60% of the Performance LTIP Units available to be earned with respect to each performance period based on achievement of relative TSR goals.
The Performance LTIP Units issued during 2014 relate to the following performance periods: from the beginning of the service period to (i) December 31, 2015 ("2014-First Special PP"), (ii) December 31, 2016 ("2014-Second Special PP"), and (iii) December 31, 2017 ("2014-Third Special PP"). There was no award for the 2014-First Special PP, 2014-Second Special PP, or 2014-Third Special PP since our TSR was below the threshold level during 2015, 2016, and 2017, respectively.
Vesting
The Performance LTIP awards that are earned, if any, will then be subject to a service-based vesting period. Awards earned under the 2015-Third Special PP would vest immediately upon the conclusion of the performance period and would require no subsequent service.
The fair value of the Performance LTIP Unit awards was estimated using a Monte Carlo simulation model and compensation is being recognized ratably from the beginning of the service period through the end of the final performance period.
The total amount of compensation to be recognized over the performance period, and the assumptions used to value the grants is provided below:

	2015	2014
Fair value per share of Performance LTIP Units	$7.28	$9.27
Total amount to be recognized over the performance period	$2,218	$4,182
Risk free rate	1.04%	1.11%
Volatility	25.96%	28.88%
Dividend yield	6.43%	5.20%
As of December 31, 2017, the estimated future compensation expense for Performance LTIP Units was $46. The weighted average period over which the compensation expense will be recorded for the Performance LTIP Units is approximately 1.0 years.
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

Washington Prime Group Inc. and Washington Prime Group, L.P.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit, per share and per unit amounts and where indicated as in millions or billions)

During the year ended December 31, 2017, the Company issued 358,198 time-based RSUs, with a grant date fair value of $3.4 million, which will vest in one-third installments on each of February 21, 2018, 2019, and 2020, subject to the participant's continued employment with the Company through each vesting date and the participant's continued compliance with certain applicable covenants. During the service period, dividend equivalents will be paid with respect to the RSUs corresponding to the amount of any dividends paid by the Company to the Company's common shareholders for the applicable dividend payment dates. Compensation expense is recognized on a straight-line basis over the three year vesting term. During the year ended December 31, 2017, the Company allocated 358,198 PSUs, at target, with a grant date fair value of $2.8 million. Actual PSUs earned may range from 0%-150% of the PSUs allocated to the award recipient, based on the Company's TSR compared to a peer group based on companies with similar assets and revenue over a three-year performance period that commenced on the Adoption Date. During the performance period, dividend equivalents corresponding to the amount of any regular cash dividends paid by the Company to the Company’s common shareholders for the applicable dividend payment dates will accrue and be deemed reinvested in additional PSUs, which will be settled in common shares at the same time and only to the extent that the underlying PSU is earned and settled in common shares. Payout of the PSUs is also subject to the participant’s continued employment with the Company through the end of the performance period.
The PSUs were valued using a Monte Carlo simulation model. The total amount of compensation to be recognized over the three-year performance period, and the assumptions used to value the PSUs are provided below:

2017
Fair value per share of PSUs	$7.72
Total amount to be recognized over the performance period	$2,765
Risk free rate	1.49%
Volatility	20.52%
Dividend yield	10.44%
During 2016, the Company approved the performance criteria and maximum dollar amount of the 2016 annual awards (the "2016 Annual Long-Term Incentive Awards"), that generally range from 30%-100% of actual base salary, for certain executive officers and employees of the Company. The number of awards was determined by converting the cash value of the award to a number of RSUs (the "Allocated RSUs") based on the closing price of WPG Inc.'s common shares for the final 15 trading days of 2016. Eventual recipients were eligible to receive a percentage of the Allocated RSUs based on the Company's performance on its strategic goals detailed in the Company's 2016 cash bonus plan and the Company's relative TSR compared to a peer group based on companies with similar assets and revenue. Payout for 50% of the Allocated RSUs was based on the Company's performance on the strategic goals and the payout on the remaining 50% was based on the Company's TSR performance. Both the strategic goal component as well as the TSR performance were achieved at target, resulting in a 100% payout. During the year ended December 31, 2017, the Company awarded 324,237 Allocated RSUs, with a grant date fair value of $2.2 million, related to the 2016 Annual Long-Term Incentive Awards, which will vest in one-third installments on each of February 21, 2018, 2019 and 2020.
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

Washington Prime Group Inc. and Washington Prime Group, L.P.
Notes to Consolidated Financial Statements (Continued)
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
The amount of compensation expense related to unvested restricted shares that we expect to recognize in future periods is $0.2 million over a weighted average period of 1.2 years. During the year ended December 31, 2017 the aggregate intrinsic value of shares that vested was $1.0 million.
A summary of the status of the WPG Restricted Shares at December 31, 2017 and changes during the year are presented below:

	Activity for the Year Ended December 31,
	2017
	Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	150,579	$18.18
Shares granted	—	$—
Shares vested/forfeited	(120,044)	$18.18
Outstanding at end of year	30,535	$18.18

There were no restricted shares granted during the years ended December 31, 2017 and 2016. The weighted average grant date fair value per share of restricted shares granted during the years ended December 31, 2015 was $18.18. The total fair value of the restricted shares vested during the years ended December 31, 2017, 2016 and 2015 was $2,182, $14,115, and $2,051, respectively.
WPG Restricted Stock Unit Awards
The Company issues RSUs to certain executive officers, employees, and non-employee directors of the Board. During the years ended December 31, 2017, 2016 and 2015, the Company issued 843,435, 518,112 and 82,203 RSUs, respectively. Of the 843,435 RSUs issued in 2017, 682,435 RSUs with a fair value of $5.6 million relates to the annual long-term incentive award issuances that occurred in February 2017 (see "Annual Long-Term Incentive Awards" section above). Of the 518,112 RSUs issued in 2016, 284,483 RSUs with a fair value of $3.3 million relates to Mr. Louis G. Conforti's appointment as the Company's CEO in October 2016. The RSUs are service-based awards and the related fair value is expensed over the applicable service periods, except in instances that result in accelerated vesting due to severance arrangements.
The amount of compensation related to the unvested RSUs that we expect to recognize in future periods is $8.3 million over a weighted average period of 2.0 years.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit, per share and per unit amounts and where indicated as in millions or billions)

A summary of the status of the WPG RSUs at December 31, 2017 and changes during the year are presented below:

	Activity for the Year Ended December 31,
	2017
	RSUs	Weighted Average Grant Date Fair Value
Outstanding unvested at beginning of year	504,842	$11.80
RSUs granted	843,435	$8.07
RSUs vested/forfeited	(190,701)	$9.86
Outstanding unvested at end of year	1,157,576	$9.40
The weighted average grant date fair value per share of RSUs granted during the years ended December 31, 2017, 2016 and 2015 was $8.07, $11.48, and $13.62, respectively. The total fair value of the RSUs vested during the years ended December 31, 2017, 2016 and 2015 was $1,128, $1,082, and $628, respectively.
Stock Options
Options granted under the Company's Plan generally vest over a three year period, with options exercisable at a rate of 33.3% per annum beginning with the first anniversary on the date of the grant. These options were valued using the Black-Scholes pricing model and the expense associated with these options are amortized over the requisite vesting period.
During the year ended December 31, 2016, the Company granted 247,500 options to employees. The weighted average grant date fair value was $0.62. As part of the Merger, outstanding stock options held by certain former GRT employees and one former GRT board member who joined the WPG Inc. Board of Directors were converted into 1,125,014 WPG stock options. Due to provisions within the option agreements, all of these options immediately vested. Additionally the Company granted 393,000 options to employees during the year ended December 31, 2015. The weighted average grant date fair value of the options converted and granted during the year ended December 31, 2015 was $2.63.
A summary of the status of the Company's option plans at December 31, 2017 and changes during the year are listed below:

	Activity for the Year Ended December 31,
	2017
	Stock Options	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	977,576	$2.24
Options granted	—	$—
Options exercised	(2,739)	$11.37
Options forfeited/expired	(180,823)	$1.98
Outstanding at end of year	794,014	$2.26
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

Washington Prime Group Inc. and Washington Prime Group, L.P.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit, per share and per unit amounts and where indicated as in millions or billions)

The following table summarizes information regarding the options outstanding at December 31, 2017:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2017	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2017	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$13.96	23,296	0.2	$13.96	23,296	0.2	$13.96
$1.79	4,934	1.2	$1.79	4,934	1.2	$1.79
$5.76	25,183	2.2	$5.76	25,183	2.2	$5.76
$11.97	45,672	3.3	$11.97	45,672	3.3	$11.97
$12.67	65,606	4.4	$12.67	65,606	4.4	$12.67
$16.56	115,568	5.4	$16.56	115,568	5.4	$16.56
$13.10	82,255	6.3	$13.10	82,255	6.3	$13.10
$14.28	239,000	7.4	$14.28	159,334	7.4	$14.28
$9.95	192,500	8.4	$9.95	64,171	8.4	$9.95
	794,014	6.3	$12.82	586,019	5.7	$13.25
The following table summarizes the aggregate intrinsic value of options that are: outstanding, exercisable and exercised. It also depicts the fair value of options that have vested.

For the Year Ended December 31,
2017
Aggregate intrinsic value of options outstanding	$61
Aggregate intrinsic value of options exercisable	$61
Aggregate intrinsic value of options exercised	$12
Aggregate fair value of options vested	$187
The aggregate intrinsic value of options that exercised and the aggregate fair value of options that vested during the year ended December 31, 2016 was $163 and $191, respectively. The aggregate intrinsic value of options that exercised and the aggregate fair value of options that vested during the year ended December 31, 2015 was $982 and $3,380, respectively.
Share Award Related Compensation Expense
During the years ended December 31, 2017, 2016 and 2015, the Company recorded share award related compensation expense pertaining to the award and option plans noted above within the consolidated statements of operations and comprehensive income (loss) as indicated below (amounts in millions):

	For the Year Ended December 31,
	2017	2016	2015
Merger, restructuring and transaction costs	$—	$9.5	$4.0
General and administrative and property operating	6.4	4.6	10.1
Total expense	$6.4	$14.1	$14.1
Distributions
During the years ended December 31, 2017 and 2016, the Board declared common share/unit dividends of $1.00 per common share/unit, respectively.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Notes to Consolidated Financial Statements (Continued)
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
Lease Commitments
As of December 31, 2017, a total of four consolidated properties are subject to ground leases. The termination dates of these ground leases range from 2026 to 2076. These ground leases generally require us to make fixed annual rental payments, or a fixed annual rental plus a percentage rent component based upon the revenues or total sales of the property. Some of these leases also include escalation clauses and renewal options. We incurred ground lease expense, which is included in ground rent in the accompanying consolidated statements of operations and comprehensive income (loss), for the years ended December 31, 2017, 2016 and 2015 of $2,438, $4,318 and $6,874, respectively.
Future minimum lease payments due under these ground leases for each of the next five years and thereafter, excluding applicable extension options, as of December 31, 2017 are as follows:

2018	$509
2019	509
2020	509
2021	509
2022	518
Thereafter	20,460
$23,014
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

11.	Related Party Transactions
Transactions with SPG
The Company was formed in 2014 through a spin-off of certain properties from SPG. SPG managed the day-to-day operations of our legacy SPG enclosed retail properties through February 29, 2016 in accordance with property management agreements that expired as of May 31, 2016. Additionally, WPG and SPG entered into a transition services agreement pursuant to which SPG provided to WPG, on an interim, transitional basis after May 28, 2014 through May 31, 2016, the date on which it was terminated, various services including administrative support for the open air properties through December 31, 2015, information technology, property management, accounts payable and other financial functions, as well as engineering support, quality assurance support and other administrative services for the enclosed retail properties until March 1, 2016. Under the transition services agreement that terminated on May 31, 2016, SPG charged WPG, based upon SPG's allocation of certain shared costs such as insurance premiums, advertising and promotional programs, leasing and development fees. Amounts charged to expense for property management and common costs, services, and other as well as insurance premiums are included in property operating expenses in the consolidated statements of operations and comprehensive (loss) income. Additionally, leasing and development fees charged by SPG were capitalized by the property. WPG terminated the transition services agreement, all applicable property management agreements with SPG, and the property development agreement effective May 31, 2016.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit, per share and per unit amounts and where indicated as in millions or billions)

We did not incur any charges pertaining to the transition services agreements for the year ended December 31, 2017. Charges for properties which are consolidated for the years ended December 31, 2016 and 2015 are as follows:

	For the Year Ended December 31,		For the Year Ended December 31,
	2016		2015
	Consolidated	Unconsolidated	Consolidated	Unconsolidated
Property management and common costs, services and other	$8,791	$196	$23,302	$816
Insurance premiums	$—	$—	$9,076	$12
Advertising and promotional programs	$102	$6	$812	$46
Capitalized leasing and development fees	$3,166	$23	$9,841	$55
Consulting Agreement with Mark S. Ordan
Mr. Mark S. Ordan served as a member of the Board until May 18, 2017 at which time his term on the Board expired and he retired from service. During 2017, Mr. Ordan and the Company were parties to a Consulting Agreement in which Mr. Ordan provided consulting services to the Company for a fee. The Consulting Agreement was terminated on May 28, 2017. During 2017, the Company paid Mr. Ordan approximately $0.2 million in fees under the Consulting Agreement. The Company has no further payment obligations under the Consulting Agreement.

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
The following table sets forth the computation of WPG Inc.'s basic and diluted earnings (loss) per common share:

	For the Year Ended December 31,
	2017	2016	2015
Earnings (Loss) Per Common Share, Basic:
Net income (loss) attributable to common shareholders - basic	$183,031	$53,099	$(101,286)
Weighted average shares outstanding - basic	186,829,385	185,633,582	184,195,769
Earnings (Loss) per common share, basic	$0.98	$0.29	$(0.55)

Earnings (Loss) Per Common Share, Diluted:
Net income (loss) attributable to common shareholders - basic	$183,031	$53,099	$(101,286)
Net income (loss) attributable to common unitholders	34,222	10,034	(19,340)
Net income (loss) attributable to common shareholders - diluted	$217,253	$63,133	$(120,626)
Weighted average common shares outstanding - basic	186,829,385	185,633,582	184,195,769
Weighted average operating partnership units outstanding	34,808,890	34,304,109	34,303,804
Weighted average additional dilutive securities outstanding	337,508	803,805	—
Weighted average common shares outstanding - diluted	221,975,783	220,741,496	218,499,573
Earnings (loss) per common share, diluted	$0.98	$0.29	$(0.55)
For the years ended December 31, 2017, 2016 and 2015, additional potentially dilutive securities include contingently-issuable outstanding stock options and performance based components of annual awards. For the year ended December 31, 2015, diluted shares exclude the impact of any such securities because their effect would be anti-dilutive. We accrue distributions when they are declared.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Notes to Consolidated Financial Statements (Continued)
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
The following table sets forth the computation of WPG L.P.'s basic and diluted earnings (loss) per common unit:

	For the Year Ended December 31,
	2017	2016	2015
Earnings (loss) Per Common Unit, Basic and Diluted:
Net income (loss) attributable to common unitholders - basic and diluted	$217,253	$63,133	$(120,626)
Weighted average common units outstanding - basic	221,638,275	219,937,691	218,499,573
Weighted average additional dilutive securities outstanding	337,508	803,805	—
Weighted average shares outstanding - diluted	221,975,783	220,741,496	218,499,573
Earnings (loss) per common unit, basic and diluted	$0.98	$0.29	$(0.55)
For the years ended December 31, 2017, 2016 and 2015, additional potentially dilutive securities include contingently-issuable units related to WPG Inc.'s outstanding stock options, WPG Inc.'s performance based components of annual awards and WPG L.P.'s annual LTIP unit awards. For the year ended December 31, 2015, diluted shares exclude the impact of any such securities because their effect would be anti-dilutive. We accrue distributions when they are declared.

13.	Subsequent Events
On December 22, 2017 the Company executed a purchase agreement to acquire Southgate Mall in Missoula, Montana for $58.0 million. Due diligence was completed on February 21, 2018 and the purchase is expected to be completed on or about April 20, 2018. The purchase will be funded by a combination of proceeds from the Four Corners transaction (as discussed below), the Revolver and issuance of operating partnership units.
On January 12, 2018, we completed the sale of the first tranche of restaurant outparcels to FCPT Acquisitions, LLC ("Four Corners") pursuant to the purchase and sale agreement executed on September 20, 2017 between the Company and Four Corners. The first tranche consisted of 10 restaurant outparcels, with an allocated purchase price of approximately $13.7 million. The net proceeds of approximately $13.5 million were used to fund future acquisitions and development and for general corporate purposes. Additionally, the Company expects to close on the second tranche during the second half of 2018, subject to due diligence and closing conditions.
On January 19, 2018, an affiliate of WPG Inc. repaid the $86.5 million mortgage loan on The Outlet Collection® Seattle, located in Auburn, Washington. This repayment was funded by borrowings on the Revolver.
On January 22, 2018, WPG L.P. amended and restated $1.0 billion of the existing Facility. The newly recast Facility can be increased to $1.5 billion through currently uncommitted facility commitments. Excluding the accordion feature, the newly recast Facility includes a $650.0 million Revolver and $350.0 million Term Loan. The interest rates for the Revolver and Term Loan are substantially consistent with the existing terms. When considering extension options, the Facility will mature on December 31, 2022. The $350.0 million Term Loan was fully funded at closing, and the Company used the proceeds to repay the $270.0 million outstanding on the June 2015 Term Loan and to pay down the Revolver.
On February 20, 2018, the Board declared common share/unit dividends of $0.25 per common share. The dividend is payable on March 15, 2018 to shareholders/unitholders of record on March 5, 2018.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit, per share and per unit amounts and where indicated as in millions or billions)

14.	Quarterly Financial Data (Unaudited)
Quarterly 2017 and 2016 data is summarized in the table below. Quarterly amounts may not sum to annual amounts due to rounding.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2017
Total revenue	$202,394	$189,171	$179,320	$187,237
Operating income	$49,531	$49,869	$24,293	$21,113
Net income (loss)	$14,624	$164,500	$(10,664)	$63,133
Washington Prime Group Inc.:
Net income (loss) attributable to the Company	$12,810	$138,975	$(8,395)	$53,673
Net income (loss) attributable to common shareholders	$9,302	$135,467	$(11,903)	$50,165
Earnings (loss) per common share—basic	$0.05	$0.73	$(0.06)	$0.27
Earnings (loss) per common share—diluted	$0.05	$0.72	$(0.06)	$0.27
Washington Prime Group, L.P.:
Net income (loss) attributable to unitholders	$14,624	$164,500	$(10,664)	$63,133
Net income (loss) attributable to common unitholders	$11,056	$160,932	$(14,232)	$59,497
Earnings (loss) per common unit—basic	$0.05	$0.73	$(0.06)	$0.27
Earnings (loss) per common unit—diluted	$0.05	$0.72	$(0.06)	$0.27
2016
Total revenue	$210,031	$205,738	$209,922	$217,784
Operating income	$55,378	$25,835	$38,425	$65,355
Net income	$13,681	$24,737	$5,183	$33,815
Washington Prime Group Inc.:
Net income attributable to the Company	$12,022	$21,315	$4,870	$28,924
Net income attributable to common shareholders	$8,514	$17,807	$1,362	$25,416
Earnings per common share—basic and diluted	$0.05	$0.10	$0.01	$0.13
Washington Prime Group, L.P.:
Net income attributable to unitholders	$13,687	$24,745	$5,187	$33,786
Net income attributable to common unitholders	$10,119	$21,177	$1,619	$30,218
Earnings per common unit—basic and diluted	$0.05	$0.10	$0.01	$0.13

SCHEDULE III
Washington Prime Group Inc. and Washington Prime Group, L.P.
Real Estate and Accumulated Depreciation
December 31, 2017
(dollars in thousands)

			Initial Cost		Cost Capitalized Subsequent to Construction or Acquisition		Gross Amounts At Which Carried at Close of Period
Name	Location	Encumbrances(3)	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total(1)	Accumulated Depreciation(2)	Date of Construction or Acquisition
Enclosed Retail Properties
Anderson Mall	Anderson, SC	$18,449	$1,712	$15,227	$851	$19,997	$2,563	$35,224	$37,787	$21,978	1972
Ashland Town Center	Ashland, KY	37,652	13,462	68,367	—	2,416	13,462	70,783	84,245	9,405	2015
Bowie Town Center	Bowie (Wash, D.C.), MD	—	2,479	60,322	235	9,143	2,714	69,465	72,179	37,347	2001
Boynton Beach Mall	Boynton Beach (Miami), FL	—	22,240	78,804	4,666	29,782	26,906	108,586	135,492	69,329	1996
Brunswick Square	East Brunswick (New York), NJ	72,504	8,436	55,838	—	35,331	8,436	91,169	99,605	55,093	1996
Charlottesville Fashion Square	Charlottesville, VA	47,009	—	54,738	—	18,941	—	73,679	73,679	41,448	1997
Chautauqua Mall	Lakewood, NY	—	3,116	9,641	—	19,172	3,116	28,813	31,929	16,706	1996
Chesapeake Square Theater	Chesapeake (VA Beach), VA	—	628	9,536	—	(738)	628	8,798	9,426	1,858	1996
Clay Terrace	Carmel (Indianapolis), IN	—	39,030	115,207	—	6,169	39,030	121,376	160,406	17,320	2014
Cottonwood Mall	Albuquerque, NM	99,031	10,122	69,958	—	9,045	10,122	79,003	89,125	47,444	1996
Dayton Mall	Dayton, OH	81,689	10,899	160,723	—	3,009	10,899	163,732	174,631	16,992	2015
Edison Mall	Fort Myers, FL	—	11,529	107,350	—	30,233	11,529	137,583	149,112	76,201	1997
Grand Central Mall	Parkersburg, WV	40,397	18,956	89,736	—	3,894	18,956	93,630	112,586	15,536	2015
Great Lakes Mall	Mentor (Cleveland), OH	—	12,302	100,362	—	39,382	12,302	139,744	152,046	75,772	1996
Indian Mound Mall	Newark, OH	—	7,109	19,205	(252)	1,656	6,857	20,861	27,718	3,475	2015
Irving Mall	Irving (Dallas), TX	—	6,737	17,479	2,533	44,122	9,270	61,601	70,871	41,437	1971
Jefferson Valley Mall	Yorktown Heights (New York), NY	—	4,868	30,304	—	66,941	4,868	97,245	102,113	46,485	1983
Lima Mall	Lima, OH	—	7,659	35,338	—	15,444	7,659	50,782	58,441	31,174	1996
Lincolnwood Town Center	Lincolnwood (Chicago), IL	49,668	7,834	63,480	—	7,628	7,834	71,108	78,942	54,520	1990
Lindale Mall	Cedar Rapids, IA	—	14,106	58,286	—	13,713	14,106	71,999	86,105	19,817	1998
Longview Mall	Longview, TX	—	259	3,567	124	24,497	383	28,064	28,447	8,777	1978
Mall at Fairfield Commons, The	Beavercreek, OH	—	18,194	175,426	—	21,493	18,194	196,919	215,113	23,304	2015
Maplewood Mall	St. Paul (Minneapolis), MN	—	17,119	80,758	—	25,577	17,119	106,335	123,454	49,412	2002
Markland Mall	Kokomo, IN	—	—	7,568	3,073	18,615	3,073	26,183	29,256	15,678	1968
Melbourne Square	Melbourne, FL	—	15,762	55,891	4,160	40,337	19,922	96,228	116,150	51,310	1996
Mesa Mall	Grand Junction, CO	—	12,784	80,639	—	3,768	12,784	84,407	97,191	25,368	1998
Morgantown Mall	Morgantown, WV	—	10,219	77,599	—	2,505	10,219	80,104	90,323	10,820	2015

			Initial Cost		Cost Capitalized Subsequent to Construction or Acquisition		Gross Amounts At Which Carried at Close of Period
Name	Location	Encumbrances(3)	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total(1)	Accumulated Depreciation(2)	Date of Construction or Acquisition
Muncie Mall	Muncie, IN	34,645	172	5,776	52	29,247	224	35,023	35,247	23,484	1970
New Towne Mall	New Philadelphia, OH	—	3,172	33,112	—	7,694	3,172	40,806	43,978	6,061	2015
Northtown Mall	Blaine, MN	—	18,603	57,341	—	5,967	18,603	63,308	81,911	9,915	2015
Northwoods Mall	Peoria, IL	—	1,185	12,779	2,428	43,039	3,613	55,818	59,431	37,340	1983
Oak Court Mall	Memphis, TN	37,701	15,673	57,304	—	10,007	15,673	67,311	82,984	50,576	1997
Orange Park Mall	Orange Park (Jacksonville), FL	—	12,998	65,121	—	46,976	12,998	112,097	125,095	68,270	1994
Outlet Collection® | Seattle, The	Auburn (Seattle), WA	86,500	38,751	107,094	—	9,441	38,751	116,535	155,286	16,303	2015
Paddock Mall	Ocala, FL	—	11,198	39,727	—	23,198	11,198	62,925	74,123	34,381	1996
Port Charlotte Town Center	Port Charlotte, FL	43,133	5,471	58,570	—	17,981	5,471	76,551	82,022	49,169	1996
Rolling Oaks Mall	San Antonio, TX	—	1,929	38,609	—	16,832	1,929	55,441	57,370	37,230	1988
Rushmore Mall	Rapid City, SD	94,000	18,839	67,364	(11,974)	(10,665)	6,865	56,699	63,564	27,388	1998
Southern Hills Mall	Sioux City, IA	—	15,025	75,984	—	2,041	15,025	78,025	93,050	23,835	1998
Southern Park Mall	Youngstown, OH	—	16,982	77,767	97	33,830	17,079	111,597	128,676	65,967	1996
Sunland Park Mall	El Paso, TX	—	2,896	28,900	—	7,901	2,896	36,801	39,697	28,073	1988
Town Center at Aurora	Aurora (Denver), CO	53,250	9,959	56,832	(12)	57,327	9,947	114,159	124,106	76,922	1998
Towne West Square	Wichita, KS	46,188	972	21,203	22	13,113	994	34,316	35,310	25,455	1980
Waterford Lakes Town Center	Orlando, FL	—	8,679	72,836	—	24,892	8,679	97,728	106,407	56,864	1999
Weberstown Mall	Stockton, CA	65,000	9,909	92,589	—	4,915	9,909	97,504	107,413	10,990	2015
West Ridge Mall	Topeka, KS	40,697	5,453	34,148	(788)	22,436	4,665	56,584	61,249	38,070	1988
Westminster Mall	Westminster (Los Angeles), CA	80,019	43,464	84,709	—	37,946	43,464	122,655	166,119	64,756	1998
WestShore Plaza	Tampa, FL	—	53,904	120,191	—	4,373	53,904	124,564	178,468	13,510	2015
Open Air Properties
Bloomingdale Court	Bloomingdale (Chicago), IL	—	8,422	26,184	—	18,375	8,422	44,559	52,981	28,241	1987
Bowie Town Center Strip	Bowie (Wash, D.C.), MD	—	231	4,597	—	762	231	5,359	5,590	2,535	2001
Canyon View Marketplace	Grand Junction, CO	5,305	1,370	9,570	—	159	1,370	9,729	11,099	1,290	2015
Charles Towne Square	Charleston, SC	—	—	1,768	370	10,890	370	12,658	13,028	11,927	1976
Chesapeake Center	Chesapeake (Virginia Beach), VA	—	4,410	11,241	—	1,196	4,410	12,437	16,847	9,734	1996
Concord Mills Marketplace	Concord (Charlotte), NC	16,000	8,036	21,167	—	889	8,036	22,056	30,092	4,911	2007
Countryside Plaza	Countryside (Chicago), IL	—	332	8,507	2,554	11,802	2,886	20,309	23,195	12,583	1977
Dare Centre	Kill Devil Hills, NC	—	—	5,702	—	2,181	—	7,883	7,883	3,838	2004
DeKalb Plaza	King of Prussia (Philadelphia), PA	—	1,955	3,405	—	1,036	1,955	4,441	6,396	2,622	2003
Empire East	Sioux Falls, SD	—	3,350	10,552	—	2,738	3,350	13,290	16,640	3,157	1998
Fairfax Court	Fairfax (Wash, D.C.), VA	—	8,078	34,997	—	1,103	8,078	36,100	44,178	4,958	2014
Fairfield Town Center	Houston, TX	—	4,745	5,044	168	37,778	4,913	42,822	47,735	1,833	2014

			Initial Cost		Cost Capitalized Subsequent to Construction or Acquisition		Gross Amounts At Which Carried at Close of Period
Name	Location	Encumbrances(3)	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total(1)	Accumulated Depreciation(2)	Date of Construction or Acquisition
Forest Plaza	Rockford, IL	16,084	4,132	16,818	453	15,441	4,585	32,259	36,844	19,602	1985
Gaitway Plaza	Ocala, FL	—	5,445	26,687	—	2,052	5,445	28,739	34,184	4,990	2014
Greenwood Plus	Greenwood (Indianapolis), IN	—	1,129	1,792	—	4,836	1,129	6,628	7,757	4,449	1979
Henderson Square	King of Prussia (Philadelphia), PA	—	4,223	15,124	—	841	4,223	15,965	20,188	6,696	2003
Keystone Shoppes	Indianapolis, IN	—	—	4,232	2,118	4,923	2,118	9,155	11,273	3,915	1997
Lake Plaza	Waukegan (Chicago), IL	—	2,487	6,420	—	2,398	2,487	8,818	11,305	5,538	1986
Lake View Plaza	Orland Park (Chicago), IL	—	4,702	17,543	—	18,027	4,702	35,570	40,272	22,146	1986
Lakeline Plaza	Cedar Park (Austin), TX	15,068	5,822	30,875	—	13,610	5,822	44,485	50,307	23,691	1998
Lima Center	Lima, OH	—	1,781	5,151	—	9,852	1,781	15,003	16,784	9,546	1996
Lincoln Crossing	O'Fallon (St. Louis), IL	—	674	2,192	—	9,428	674	11,620	12,294	2,865	1990
MacGregor Village	Cary, NC	—	502	8,891	—	2,340	502	11,231	11,733	3,936	2004
Mall of Georgia Crossing	Buford (Atlanta), GA	22,713	9,506	32,892	—	2,316	9,506	35,208	44,714	20,017	1999
Markland Plaza	Kokomo, IN	—	206	738	—	7,913	206	8,651	8,857	4,630	1974
Martinsville Plaza	Martinsville, VA	—	—	584	—	30	—	614	614	455	1967
Matteson Plaza	Matteson (Chicago), IL	—	1,771	9,737	—	(123)	1,771	9,614	11,385	9,372	1988
Muncie Towne Plaza	Muncie, IN	6,264	267	10,509	87	3,604	354	14,113	14,467	7,914	1998
North Ridge Shopping Center	Raleigh, NC	12,018	385	12,826	—	6,082	385	18,908	19,293	6,220	2004
Northwood Plaza	Fort Wayne, IN	—	148	1,414	—	3,225	148	4,639	4,787	2,986	1974
Plaza at Buckland Hills, The	Manchester, CT	—	17,355	43,900	—	2,011	17,355	45,911	63,266	5,350	2014
Richardson Square	Richardson (Dallas), TX	—	6,285	—	990	15,014	7,275	15,014	22,289	5,511	1996
Rockaway Commons	Rockaway (New York), NJ	—	5,149	26,435	—	15,896	5,149	42,331	47,480	18,250	1998
Rockaway Town Plaza	Rockaway (New York), NJ	—	—	18,698	2,227	5,133	2,227	23,831	26,058	9,280	2004
Royal Eagle Plaza	Coral Springs (Miami), FL	—	2,153	24,216	—	2,807	2,153	27,023	29,176	5,020	2014
Shops at North East Mall, The	Hurst (Dallas), TX	—	12,541	28,177	402	6,643	12,943	34,820	47,763	23,650	1999
St. Charles Towne Plaza	Waldorf (Wash, D.C.), MD	—	8,216	18,993	—	9,744	8,216	28,737	36,953	16,712	1987
Tippecanoe Plaza	Lafayette, IN	—	—	745	234	5,902	234	6,647	6,881	4,121	1974
University Center	Mishawaka, IN	—	2,119	8,365	—	4,422	2,119	12,787	14,906	10,203	1996
University Town Plaza	Pensacola, FL	—	6,009	26,945	(397)	3,549	5,612	30,494	36,106	8,836	2013
Village Park Plaza	Carmel (Indianapolis), IN	—	19,565	51,873	—	934	19,565	52,807	72,372	10,568	2014
Washington Plaza	Indianapolis, IN	—	263	1,833	—	2,864	263	4,697	4,960	4,092	1996
West Ridge Plaza	Topeka, KS	10,174	1,376	4,560	1,958	8,490	3,334	13,050	16,384	6,277	1988
West Town Corners	Altamonte Springs (Orlando), FL	—	6,821	24,603	—	4,459	6,821	29,062	35,883	4,484	2014
Westland Park Plaza	Orange Park (Jacksonville), FL	—	5,576	8,775	—	(188)	5,576	8,587	14,163	1,518	2014
White Oaks Plaza	Springfield, IL	12,528	3,169	14,267	292	9,558	3,461	23,825	27,286	12,978	1986
Whitehall Mall	Whitehall, PA	8,750	8,500	28,512	—	4,369	8,500	32,881	41,381	5,761	2014

			Initial Cost		Cost Capitalized Subsequent to Construction or Acquisition		Gross Amounts At Which Carried at Close of Period
Name	Location	Encumbrances(3)	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total(1)	Accumulated Depreciation(2)	Date of Construction or Acquisition
Wolf Ranch	Georgetown (Austin), TX	—	21,999	51,547	(185)	13,684	21,814	65,231	87,045	29,175	2005
Developments In Progress									—
Cottonwood Mall	Albuquerque, NM	—	—	—	—	—	—	6,936	6,936
Fairfield Town Center	Houston, TX	—	—	—	—	—	3,053	853	3,906
Great Lakes Mall	Mentor (Cleveland), OH	—	—	—	—	—	—	6,540	6,540
Northwoods Mall	Peoria, IL	—	—	—	—	—	—	5,117	5,117	—
Other Developments		—	—	—	—	—	3,663	18,882	22,545	—
		$1,152,436	$784,000	$3,638,908	$16,486	$1,231,558	$807,202	$4,908,794	$5,715,996	$2,076,948

Washington Prime Group Inc. and Washington Prime Group, L.P.
Notes to Schedule III
December 31, 2017
(dollars in thousands)

(1)	Reconciliation of Real Estate Properties:
The changes in real estate assets (which excludes furniture, fixtures and equipment) for the years ended December 31, 2017, 2016 and 2015 are as follows:

	2017	2016	2015
Balance, beginning of year	$6,205,387	$6,699,789	$5,227,466
Acquisitions	14,366	297	3,113,240
Improvements	135,713	157,561	153,536
Held for sale reclasses	—	(215,244)	(166,742)
Disposals*	(639,470)	(437,016)	(1,627,711)
Balance, end of year	$5,715,996	$6,205,387	$6,699,789
*Primarily represents properties that have been deconsolidated upon sale of controlling interest, sold properties and fully depreciated assets which have been disposed. Further, includes impairment charges of $66,925, $21,879, and $147,979 for the years ended December 31, 2017, 2016 and 2015, respectively.
The following reconciles investment properties at cost per the consolidated balance sheet to the balance per Schedule III as of December 31, 2017:

2017
Investment properties at cost	$5,807,760
Less: furniture, fixtures and equipment	(91,764)
Total cost per Schedule III	$5,715,996
The unaudited aggregate cost for federal income tax purposes of real estate assets presented was $5,307,967 as of December 31, 2017.

(2)	Reconciliation of Accumulated Depreciation:
The changes in accumulated depreciation and amortization for the years ended December 31, 2017, 2016 and 2015 are as follows:

	2017	2016	2015
Balance, beginning of year	$2,063,107	$2,261,593	$2,058,061
Depreciation expense	205,078	222,861	232,735
Disposals	(191,237)	(421,347)	(29,203)
Balance, end of year	$2,076,948	$2,063,107	$2,261,593
The following reconciles accumulated depreciation per the consolidated balance sheet to the balance per Schedule III as of December 31, 2017:

2017
Accumulated depreciation	$2,139,620
Less: furniture, fixtures and equipment	(62,672)
Total accumulated depreciation per Schedule III	$2,076,948
Depreciation of our investment in buildings and improvements reflected in the consolidated statements of operations is generally calculated over the estimated original lives of the assets as noted below:

•	Buildings and Improvements—typically 10-40 years for the structure, 15 years for landscaping and parking lot, and 10 years for HVAC equipment.

•	Tenant Allowances and Improvements—shorter of lease term or useful life.

(3)	Encumbrances represent face amount of mortgage debt and exclude any fair value adjustments and debt issuance costs.