Form 10-Q
period 2018-03-31
WASHINGTON PRIME GROUP INC.; Washington Prime Group, L.P.
filed 2018-04-26
CIK 1594686, 1610911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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
As of April 25, 2018, Washington Prime Group Inc. had 185,990,500 shares of common stock outstanding. Washington Prime Group, L.P. has no publicly traded equity and no common stock outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarter ended March 31, 2018 of Washington Prime Group® Inc. and Washington Prime Group, L.P. Unless stated otherwise or the context requires otherwise, references to "WPG Inc." mean Washington Prime Group Inc., an Indiana corporation, and references to "WPG L.P." mean Washington Prime Group, L.P., an Indiana limited partnership, and its consolidated subsidiaries, in cases where it is important to distinguish between WPG Inc. and WPG L.P. We use the terms "WPG," the "Company,” “we,” "us," and “our” to refer to WPG Inc., WPG L.P., and entities in which WPG Inc. or WPG L.P. (or any affiliate) has a material interest on a consolidated basis, unless the context indicates otherwise.

WPG Inc. operates as a self-managed and self-administered real estate investment trust (“REIT”). WPG Inc. owns properties and conducts operations through WPG L.P., of which WPG Inc. is the sole general partner and of which it held approximately 84.4% of the partnership interests (“OP units”) at March 31, 2018. The remaining OP units are owned by various limited partners. As the sole general partner of WPG L.P., WPG Inc. has the exclusive and complete responsibility for WPG L.P.’s day-to-day management and control. Management operates WPG Inc. and WPG L.P. as one enterprise. The management of WPG Inc. consists of the same persons who direct the management of WPG L.P. As general partner with control of WPG L.P., WPG Inc. consolidates WPG L.P. for financial reporting purposes, and WPG Inc. does not have significant assets other than its investment in WPG L.P. Therefore, the assets and liabilities of WPG Inc. and WPG L.P. are substantially the same on their respective consolidated financial statements and the disclosures of WPG Inc. and WPG L.P. also are substantially similar.
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

WASHINGTON PRIME GROUP INC. AND WASHINGTON PRIME GROUP, L.P.
FORM 10-Q

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements
Washington Prime Group Inc.
Unaudited Consolidated Balance Sheets
(dollars in thousands, except share and par value amounts)

	March 31, 2018	December 31, 2017
ASSETS:
Investment properties at cost	$5,820,287	$5,807,760
Less: accumulated depreciation	2,182,114	2,139,620
	3,638,173	3,668,140
Cash and cash equivalents	45,871	52,019
Tenant receivables and accrued revenue, net	86,650	90,314
Investment in and advances to unconsolidated entities, at equity	441,580	451,839
Deferred costs and other assets	205,245	189,095
Total assets	$4,417,519	$4,451,407
LIABILITIES:
Mortgage notes payable	$1,065,595	$1,157,082
Notes payable	980,196	979,372
Unsecured term loans	684,701	606,695
Revolving credit facility	195,155	154,460
Accounts payable, accrued expenses, intangibles, and deferred revenues	232,673	264,998
Distributions payable	2,992	2,992
Cash distributions and losses in unconsolidated entities, at equity	15,421	15,421
Total liabilities	3,176,733	3,181,020
Redeemable noncontrolling interests	3,265	3,265
EQUITY:
Stockholders' Equity:
Series H Cumulative Redeemable Preferred Stock, $0.0001 par value, 4,000,000 shares issued and outstanding as of March 31, 2018 and December 31, 2017	104,251	104,251
Series I Cumulative Redeemable Preferred Stock, $0.0001 par value, 3,800,000 shares issued and outstanding as of March 31, 2018 and December 31, 2017	98,325	98,325
Common stock, $0.0001 par value, 350,000,000 shares authorized; 185,990,500 and 185,791,421 issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	19	19
Capital in excess of par value	1,241,978	1,240,483
Accumulated deficit	(381,597)	(350,594)
Accumulated other comprehensive income	11,900	6,920
Total stockholders' equity	1,074,876	1,099,404
Noncontrolling interests	162,645	167,718
Total equity	1,237,521	1,267,122
Total liabilities, redeemable noncontrolling interests and equity	$4,417,519	$4,451,407

The accompanying notes are an integral part of these statements.

Washington Prime Group Inc.
Unaudited Consolidated Statements of Operations and Comprehensive Income
(dollars in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2018	2017
REVENUE:
Minimum rent	$123,339	$137,116
Overage rent	2,014	2,832
Tenant reimbursements	48,644	56,790
Other income	6,343	5,656
Total revenues	180,340	202,394
EXPENSES:
Property operating	36,366	37,244
Depreciation and amortization	61,294	67,511
Real estate taxes	22,041	26,007
Advertising and promotion	1,771	2,152
Provision for credit losses	3,346	1,581
General and administrative	9,654	8,828
Ground rent	197	1,031
Impairment loss	—	8,509
Total operating expenses	134,669	152,863
OPERATING INCOME	45,671	49,531
Interest expense, net	(34,344)	(32,488)
Income and other taxes	(485)	(2,026)
Income (loss) from unconsolidated entities, net	1,162	(444)
INCOME BEFORE GAIN ON DISPOSITION OF INTERESTS IN PROPERTIES, NET	12,004	14,573
Gain on disposition of interests in properties, net	8,181	51
NET INCOME	20,185	14,624
Net income attributable to noncontrolling interests	2,661	1,814
NET INCOME ATTRIBUTABLE TO THE COMPANY	17,524	12,810
Less: Preferred share dividends	(3,508)	(3,508)
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$14,016	$9,302

EARNINGS PER COMMON SHARE, BASIC & DILUTED	$0.07	$0.05

COMPREHENSIVE INCOME:
Net income	$20,185	$14,624
Unrealized income on interest rate derivative instruments	5,217	2,349
Comprehensive income	25,402	16,973
Comprehensive income attributable to noncontrolling interests	3,482	2,191
Comprehensive income attributable to common shareholders	$21,920	$14,782

The accompanying notes are an integral part of these statements.

Washington Prime Group Inc.
Unaudited Consolidated Statements of Cash Flows
(dollars in thousands)

	For the Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$20,185	$14,624
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including fair value rent, fair value debt, deferred financing costs and equity-based compensation	61,404	66,601
Gain on disposition of interests in properties and outparcels, net	(8,181)	(324)
Impairment loss	—	8,509
Provision for credit losses	3,346	1,581
(Income) loss from unconsolidated entities, net	(1,162)	444
Distributions of income from unconsolidated entities	1,585	80
Changes in assets and liabilities:
Tenant receivables and accrued revenue, net	1,177	2,853
Deferred costs and other assets	(11,612)	(8,853)
Accounts payable, accrued expenses, deferred revenues and other liabilities	(23,082)	(12,937)
Net cash provided by operating activities	43,660	72,578
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net	(29,675)	(25,039)
Net proceeds from disposition of interests in properties and outparcels	13,776	62,887
Investments in unconsolidated entities	(10,048)	(36,368)
Distributions of capital from unconsolidated entities	19,884	52,479
Net cash (used in) provided by investing activities	(6,063)	53,959
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to noncontrolling interest holders in properties	(5)	(23)
Redemption of limited partner units	(11)	—
Net proceeds from issuance of common shares, including common stock plans	—	7
Purchase of redeemable noncontrolling interest	—	(6,830)
Distributions on common and preferred shares/units	(59,167)	(59,016)
Proceeds from issuance of debt, net of transaction costs	476,877	80,814
Repayments of debt	(451,101)	(104,623)
Net cash used in financing activities	(33,407)	(89,671)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	4,190	36,866
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	70,201	88,514
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$74,391	$125,380

The accompanying notes are an integral part of these statements.

Washington Prime Group Inc.
Unaudited Consolidated Statement of Equity
(dollars in thousands, except per share/unit amounts)

	Preferred Series H	Preferred Series I	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity	Non- Controlling Interests	Total Equity	Redeemable Non-Controlling Interests
Balance, December 31, 2017	$104,251	$98,325	$19	$1,240,483	$(350,594)	$6,920	$1,099,404	$167,718	$1,267,122	$3,265
Cumulative effect of accounting standards	—	—	—	(389)	1,890	584	2,085	389	2,474	—
Redemption of limited partner units	—	—	—	—	—	—	—	(11)	(11)	—
Other	—	—	—	(36)	—	—	(36)	—	(36)	—
Equity-based compensation	—	—	—	1,523	—	—	1,523	219	1,742	—
Adjustments to noncontrolling interests	—	—	—	397	—	—	397	(397)	—	—
Distributions on common shares/units ($0.25 per common share/unit)	—	—	—	—	(46,909)	—	(46,909)	(8,695)	(55,604)	—
Distributions declared on preferred shares	—	—	—	—	(3,508)	—	(3,508)	—	(3,508)	—
Other comprehensive income	—	—	—	—	—	4,396	4,396	821	5,217	—
Net income, excluding $60 of distributions to preferred unitholders	—	—	—	—	17,524	—	17,524	2,601	20,125	—
Balance, March 31, 2018	$104,251	$98,325	$19	$1,241,978	$(381,597)	$11,900	$1,074,876	$162,645	$1,237,521	$3,265

The accompanying notes are an integral part of this statement.

Washington Prime Group, L.P.
Unaudited Consolidated Balance Sheets
(dollars in thousands, except unit amounts)

	March 31, 2018	December 31, 2017
ASSETS:
Investment properties at cost	$5,820,287	$5,807,760
Less: accumulated depreciation	2,182,114	2,139,620
	3,638,173	3,668,140
Cash and cash equivalents	45,871	52,019
Tenant receivables and accrued revenue, net	86,650	90,314
Investment in and advances to unconsolidated entities, at equity	441,580	451,839
Deferred costs and other assets	205,245	189,095
Total assets	$4,417,519	$4,451,407
LIABILITIES:
Mortgage notes payable	$1,065,595	$1,157,082
Notes payable	980,196	979,372
Unsecured term loans	684,701	606,695
Revolving credit facility	195,155	154,460
Accounts payable, accrued expenses, intangibles, and deferred revenues	232,673	264,998
Distributions payable	2,992	2,992
Cash distributions and losses in unconsolidated entities, at equity	15,421	15,421
Total liabilities	3,176,733	3,181,020
Redeemable noncontrolling interests	3,265	3,265
EQUITY:
Partners' Equity:
General partner
Preferred equity, 7,800,000 units issued and outstanding as of March 31, 2018 and December 31, 2017	202,576	202,576
Common equity, 185,990,500 and 185,791,421 units issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	872,300	896,828
Total general partners' equity	1,074,876	1,099,404
Limited partners, 34,758,387 and 34,760,026 units issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	161,592	166,660
Total partners' equity	1,236,468	1,266,064
Noncontrolling interests	1,053	1,058
Total equity	1,237,521	1,267,122
Total liabilities, redeemable noncontrolling interests and equity	$4,417,519	$4,451,407

The accompanying notes are an integral part of these statements.

Washington Prime Group, L.P.
Unaudited Consolidated Statements of Operations and Comprehensive Income
(dollars in thousands, except per unit amounts)

	For the Three Months Ended March 31,
	2018	2017
REVENUE:
Minimum rent	$123,339	$137,116
Overage rent	2,014	2,832
Tenant reimbursements	48,644	56,790
Other income	6,343	5,656
Total revenues	180,340	202,394
EXPENSES:
Property operating	36,366	37,244
Depreciation and amortization	61,294	67,511
Real estate taxes	22,041	26,007
Advertising and promotion	1,771	2,152
Provision for credit losses	3,346	1,581
General and administrative	9,654	8,828
Ground rent	197	1,031
Impairment loss	—	8,509
Total operating expenses	134,669	152,863
OPERATING INCOME	45,671	49,531
Interest expense, net	(34,344)	(32,488)
Income and other taxes	(485)	(2,026)
Income (loss) from unconsolidated entities, net	1,162	(444)
INCOME BEFORE GAIN ON DISPOSITION OF INTERESTS IN PROPERTIES, NET	12,004	14,573
Gain on disposition of interests in properties, net	8,181	51
NET INCOME ATTRIBUTABLE TO UNITHOLDERS	20,185	14,624
Less: Preferred unit distributions	(3,568)	(3,568)
NET INCOME ATTRIBUTABLE TO COMMON UNITHOLDERS	$16,617	$11,056

NET INCOME ATTRIBUTABLE TO COMMON UNITHOLDERS:
General partner	$14,016	$9,302
Limited partners	2,601	1,754
Net income attributable to common unitholders	$16,617	$11,056

EARNINGS PER COMMON UNIT, BASIC & DILUTED	$0.07	$0.05

COMPREHENSIVE INCOME:
Net income	$20,185	$14,624
Unrealized income on interest rate derivative instruments	5,217	2,349
Comprehensive income	$25,402	$16,973

The accompanying notes are an integral part of these statements.

Washington Prime Group, L.P.
Unaudited Consolidated Statements of Cash Flows
(dollars in thousands)

	For the Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$20,185	$14,624
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including fair value rent, fair value debt, deferred financing costs and equity-based compensation	61,404	66,601
Gain on disposition of interests in properties and outparcels, net	(8,181)	(324)
Impairment loss	—	8,509
Provision for credit losses	3,346	1,581
(Income) loss from unconsolidated entities, net	(1,162)	444
Distributions of income from unconsolidated entities	1,585	80
Changes in assets and liabilities:
Tenant receivables and accrued revenue, net	1,177	2,853
Deferred costs and other assets	(11,612)	(8,853)
Accounts payable, accrued expenses, deferred revenues and other liabilities	(23,082)	(12,937)
Net cash provided by operating activities	43,660	72,578
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net	(29,675)	(25,039)
Net proceeds from disposition of interests in properties and outparcels	13,776	62,887
Investments in unconsolidated entities	(10,048)	(36,368)
Distributions of capital from unconsolidated entities	19,884	52,479
Net cash (used in) provided by investing activities	(6,063)	53,959
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to noncontrolling interest holders in properties	(5)	(23)
Redemption of limited partner units	(11)	—
Net proceeds from issuance of common units, including equity-based compensation plans	—	7
Purchase of redeemable noncontrolling interest	—	(6,830)
Distributions to unitholders, net	(59,167)	(59,016)
Proceeds from issuance of debt, net of transaction costs	476,877	80,814
Repayments of debt	(451,101)	(104,623)
Net cash used in financing activities	(33,407)	(89,671)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	4,190	36,866
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	70,201	88,514
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$74,391	$125,380

The accompanying notes are an integral part of these statements.

Washington Prime Group, L.P.
Unaudited Consolidated Statement of Equity
(dollars in thousands, except per unit amounts)

	General Partner
	Preferred	Common	Total	Limited Partners	Total Partners' Equity	Non- Controlling Interests	Total Equity	Redeemable Non-Controlling Interests
Balance, December 31, 2017	$202,576	$896,828	$1,099,404	$166,660	$1,266,064	$1,058	$1,267,122	$3,265
Cumulative effect of accounting standards	—	2,085	2,085	389	2,474	—	2,474	—
Redemption of limited partner units	—	—	—	(11)	(11)	—	(11)	—
Other	—	(36)	(36)	—	(36)	—	(36)	—
Equity-based compensation	—	1,523	1,523	219	1,742	—	1,742	—
Adjustments to limited partners' interests	—	397	397	(397)	—	—	—	—
Distributions on common units ($0.25 per common unit)	—	(46,909)	(46,909)	(8,690)	(55,599)	(5)	(55,604)	—
Distributions declared on preferred units	(3,508)	—	(3,508)	—	(3,508)	—	(3,508)	(60)
Other comprehensive income	—	4,396	4,396	821	5,217	—	5,217	—
Net income	3,508	14,016	17,524	2,601	20,125	—	20,125	60
Balance, March 31, 2018	$202,576	$872,300	$1,074,876	$161,592	$1,236,468	$1,053	$1,237,521	$3,265

The accompanying notes are an integral part of this statement.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

1.	Organization
Washington Prime Group Inc. (“WPG Inc.”) is an Indiana corporation that operates as a fully integrated, self‑administered and self‑managed real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended (the "Code"). WPG Inc. will generally qualify as a REIT for U.S. federal income tax purposes as long as it continues to distribute not less than 90% of its REIT taxable income and satisfy certain other requirements. WPG Inc. will generally be allowed a deduction against its U.S. federal income tax liability for dividends paid by it to REIT shareholders, thereby reducing or eliminating any corporate level taxation to WPG Inc. Washington Prime Group, L.P. (“WPG L.P.”) is WPG Inc.'s majority‑owned limited partnership subsidiary that owns, develops and manages, through its affiliates, all of WPG Inc.'s real estate properties and other assets. WPG Inc. is the sole general partner of WPG L.P. As of March 31, 2018, our assets consisted of material interests in 108 shopping centers in the United States, consisting of open air properties and enclosed retail properties, comprised of approximately 59 million square feet of gross leasable area.
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

2.	Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The consolidated balance sheets as of March 31, 2018 and December 31, 2017 include the accounts of WPG Inc. and WPG L.P., as well as their majority owned and controlled subsidiaries. The accompanying consolidated statements of operations include the consolidated accounts of the Company. All intercompany transactions have been eliminated in consolidation. Due to the seasonal nature of certain operational activities, the results for the interim period ended March 31, 2018 are not necessarily indicative of the results to be expected for the full year.
These consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by GAAP for interim reporting. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods presented. The Company believes that the disclosures made are adequate to prevent the information presented from being misleading. These consolidated unaudited financial statements should be read in conjunction with the audited consolidated and combined financial statements and related notes included in the combined 2017 Annual Report on Form 10-K for WPG Inc. and WPG L.P. (the "2017 Form 10-K").
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

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

There have been no changes during the three months ended March 31, 2018 to any of our previous conclusions about whether an entity qualifies as a VIE or whether we are the primary beneficiary of any previously identified VIE. During the three months ended March 31, 2018, we did not provide financial or other support to a previously identified VIE that we were not previously contractually obligated to provide.
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
As of March 31, 2018, our assets consisted of material interests in 108 shopping centers. The consolidated financial statements as of that date reflect the consolidation of 91 wholly owned properties and four additional properties that are less than wholly owned, but which we control or for which we are the primary beneficiary. We account for our interests in the remaining 13 properties, or the joint venture properties, using the equity method of accounting. While we manage the day-to-day operations of the joint venture properties, we do not control the operations as we have determined that our partner or partners have substantive participating rights with respect to the assets and operations of these joint venture properties.
We allocate net operating results of WPG L.P. to third parties and to WPG Inc. based on the partners' respective weighted average ownership interests in WPG L.P. Net operating results of WPG L.P. attributable to third parties are reflected in net income attributable to noncontrolling interests. WPG Inc.'s weighted average ownership interest in WPG L.P. was 84.3% and 84.1% for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018 and December 31, 2017, WPG Inc.'s ownership interest in WPG L.P. was 84.4% and 84.3%, respectively. We adjust the noncontrolling limited partners' interests at the end of each period to reflect their interest in WPG L.P.

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
New Accounting Pronouncements
Adoption of New Standards
On January 1, 2018, we adopted Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers (Topic 606)" using the modified retrospective approach. ASU 2014-09 revised GAAP by offering a single comprehensive revenue recognition standard instead of numerous revenue requirements for particular industries or transactions, which sometimes resulted in different accounting for economically similar transactions. The impacted revenue streams primarily consist of fees earned from management, development and leasing services provided to joint ventures in which we own an interest and other ancillary income earned from our properties. Upon adoption, we recorded a cumulative-effect adjustment to increase equity of approximately $2.5 million related to changes in the revenue recognition pattern of lease commissions earned by the Company from our joint ventures. We do not expect the adoption of ASU 2014-09 to have a material impact to our net income on an ongoing basis.
Additionally, we adopted the clarified scope guidance of ASC 610-20, "Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets" in conjunction with ASU 2014-09, using the modified retrospective approach. ASC 610-20 applies to the sale, transfer and derecognition of nonfinancial assets and in substance nonfinancial assets to noncustomers, including partial sales, and eliminates the guidance specific to real estate in ASC 360-20. With respect to full disposals, the recognition will generally be consistent with our current measurement and pattern of recognition. With respect to partial sales of real estate to joint ventures, the new guidance requires us to recognize a full gain where an equity investment is retained. These transactions could result in a basis difference as we will be required to measure our retained equity interest at fair value, whereas the joint venture may continue to measure the assets received at carryover basis. No adjustments were required upon adoption of this standard.
On January 1, 2018, we adopted ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities." ASU 2017-12 aims to reduce complexity in cash value hedges of interest rate risk and eliminates the requirement to separately measure and report hedge ineffectiveness, generally requiring the entire change in the fair value of the hedging instrument to be presented in the same income statement line as the hedged item. Upon adoption, we recorded a cumulative-effect adjustment of $584 between accumulated other comprehensive income and retained earnings.
The cumulative effect of the changes to our consolidated January 1, 2018 balance sheet for the adoption of ASU 2014-09 and ASU 2017-12 were as follows:

	Balance at December 31, 2017	Adjustments Due to ASU 2014-09	Adjustments Due to ASU 2017-12	Balance at January 1, 2018
Balance Sheet
Liabilities
Accounts payable, accrued expenses, intangibles, and deferred revenues	$264,998	$(2,474)	$—	$262,524

Equity
Capital in excess of par value	$1,240,483	$(389)	$—	$1,240,094
Accumulated deficit	$(350,594)	$2,474	$(584)	$(348,704)
Accumulated other comprehensive income	$6,920	$—	$584	$7,504
Noncontrolling interests	$167,718	$389	$—	$168,107
In accordance with ASU 2014-09 requirements, the disclosure of the impact of adoption on our consolidated statement of operations for three months ended March 31, 2018 and consolidated balance sheet as of March 31, 2018 was as follows:

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

	For the Three Months Ended March 31, 2018
	As Reported	Balances Without Adoption of ASU 2014-09	Effect of Change Higher/(Lower)
Consolidated Statements of Operations
Revenues
Other income	$6,343	$6,203	$140

	March 31, 2018
	As Reported	Balances Without Adoption of ASU 2014-09	Effect of Change Higher/(Lower)
Balance Sheet
Liabilities
Accounts payable, accrued expenses, intangibles, and deferred revenues	$232,673	$235,287	$(2,614)

Equity
Capital in excess of par value	$1,241,978	$1,242,387	$(409)
Accumulated deficit	$(381,597)	$(384,211)	$2,614
Noncontrolling interests	$162,645	$162,236	$409
On January 1, 2018, we adopted ASU 2016-15, "Statement of Cash Flows (Topic 230)" and ASU 2016-18 "Restricted Cash" using a retrospective transition approach, which changed our statements of cash flows and related disclosures for all periods presented. ASU 2016-15 is intended to reduce diversity in practice with respect to how certain transactions are classified in the statement of cash flows and its adoption had no impact on our financial statements. ASU 2016-18 requires that a statement of cash flows explain the change during the period in total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents.
The following is a summary of our cash, cash equivalents and restricted cash total as presented in our statements of cash flows for the three months ended March 31, 2018 and 2017:

	For the Three Months Ended March 31,
	2018	2017
Cash and cash equivalents	$45,871	$94,531
Restricted cash	28,520	30,849
Total cash, cash equivalents and restricted cash	$74,391	$125,380
For the three months ended March 31, 2017, restricted cash related to cash flows provided by operating activities of $1.1 million and restricted cash related to cash flows used in investing activities of $0.6 million were reclassified. Restricted cash primarily relates to cash held in escrow for payment of real estate taxes and property reserves for maintenance, expansion or leasehold improvements as required by our mortgage loans. Restricted cash is included in "Deferred costs and other assets" in the accompanying balance sheets as of March 31, 2017 and December 31, 2017.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

New Standards Issued But Not Yet Adopted
In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-02, "Leases (Topic 842)." ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. It is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. In March 2018, the FASB indicated it intended to approve an amendment that provides an entity the optional transition method to initially account for the impact of the adoption ASU 2016-02 with a cumulative adjustment to retained earnings on January 1, 2019 (the effective date of the ASU), rather than January 1, 2017, which would eliminate the need to restate amounts presented prior to January 1, 2019. From a lessee perspective, the Company currently has four material ground leases and two material office leases that, under the new guidance, will result in the recognition of a lease liability and corresponding right-of-use asset.
From a lessor perspective, the new guidance remains mostly similar to current rules, though contract consideration will now be allocated between lease and non-lease components. Non-lease component allocations will be recognized under ASU 2014-09, and we expect that this will result in a different pattern of recognition for certain non-lease components, including for fixed common-area ("CAM") revenues. However, the FASB's intended amendment to ASU 2016-02 referred to above allows lessors to elect, as a practical expedient, not to allocate the total consideration to lease and non-lease components based on their relative standalone selling prices. This practical expedient will allow lessors to elect a combined single lease component presentation if (i) the timing and pattern of the revenue recognition of the combined single lease component is the same, and (ii) the combined single component would be classified as an operating lease. We believe we meet the criteria to use this practical expedient. In addition, ASU 2016-02 limits the capitalization of leasing costs to initial direct costs, which will likely result in a reduction to our capitalized leasing costs and an increase to general and administrative expenses, though the amount of such changes is highly dependent upon the leasing compensation structures in place at the time of adoption. For the three months ended March 31, 2018 and 2017, the Company deferred $4.1 million and $3.9 million of internal leasing costs, respectively. We are currently evaluating the impact the adoption of this standard will have on our consolidated financial statements.
Revenue
The following table disaggregates our revenue by major source for the three months ended March 31, 2018:

	For the Three Months Ended March 31, 2018
	Minimum rent	Overage rent	Tenant reimbursements	Other income	Total
Lease related	$123,339	$2,014	$48,644	$1,766	$175,763
Ancillary	—	—	—	1,649	1,649
Fee related	—	—	—	2,342	2,342
Other(1)	—	—	—	586	586
Total revenues	$123,339	$2,014	$48,644	$6,343	$180,340
(1) Primarily relates to insurance proceeds received from property insurance claims.
Minimum Rent
Minimum rent is recognized on a straight-line basis over the terms of their respective leases. Minimum rent also includes accretion related to above-market and below-market lease intangibles related to the acquisition of operating properties. We amortize any tenant inducements as a reduction of revenue utilizing the straight-line method over the term of the related lease or occupancy term of the tenant, if shorter.
Overage Rent
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

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

Tenant Reimbursements
A substantial portion of our leases require the tenant to reimburse us for a material portion of our property operating expenses, including CAM, real estate taxes and insurance. Such property operating expenses typically include utility, insurance, security, janitorial, landscaping, food court and other administrative expenses. Tenant reimbursements are established in the leases or computed based upon a formula related to real estate taxes, insurance and other property operating expenses and are recognized as revenues in the period they are earned. When not reimbursed by the fixed CAM component, CAM expense reimbursements are based on the tenant's proportionate share of the allocable operating expenses and CAM capital expenditures for the property. We accrue reimbursements from tenants for recoverable portions of all these expenses as revenue in the period the applicable expenditures are incurred. We recognize differences between estimated recoveries and the final billed amounts in the subsequent year.
Other Income
Lease related: We collect lease termination income from tenants to allow for the tenant to vacate their space prior to their scheduled lease termination date. We recognize lease termination income in the period when a termination agreement is signed, collectability is assured, and we are no longer obligated to provide space to the tenant. In the event that a tenant is in bankruptcy when the termination agreement is signed, termination fee income is deferred and recognized when it is received.
Ancillary: We seek to monetize our common areas through robust ancillary programs. These programs include destination holiday experiences, customer service programs, sponsored children's play areas and local events, and static and digital media initiatives. We enter into agreements with unrelated third parties under these programs and charge a negotiated fee in exchange for providing the unrelated third party access to the common area as defined under the respective agreements. We recognize the fee as revenue as we satisfy our performance obligation, which typically occurs over one year.
Fee related: We collect fee income primarily from our unconsolidated joint ventures in exchange for providing management, leasing, and development services. Management fees are charged as a percentage of revenues (as defined in the applicable management agreements) and are recognized as revenue as we render such services. Leasing fees are charged on a fixed amount per square foot signed or a percentage of net rent negotiated within the underlying lease and are recognized upon lease execution. Development fees are charged on a contractual percentage of hard costs to develop the respective asset and are recognized as we satisfy our obligation to provide the development services.

4.	Investment in Real Estate
2018 Dispositions
On January 12, 2018, we completed the sale of the first tranche of restaurant outparcels to FCPT Acquisitions, LLC ("Four Corners") pursuant to the purchase and sale agreement executed on September 20, 2017 between the Company and Four Corners. The first tranche consisted of 10 restaurant outparcels, with an allocated purchase price of approximately $13.7 million. The net proceeds of approximately $13.5 million were used to fund a portion of the acquisition of the Sears parcels on April 11, 2018 (see Note 11 - "Subsequent Events") and for general corporate purposes. Additionally, the Company expects to close on the remaining outparcels during the second half of 2018, subject to due diligence and closing conditions.
In connection with the 2018 disposition activities, the Company recorded a net gain of $8.2 million for the three months ended March 31, 2018, which is included in gain on disposition of interests in properties, net in the accompanying consolidated statements of operations and comprehensive income.
2017 Dispositions
On February 21, 2017, we completed the sale of Gulf View Square, located in Port Richey, Florida, and River Oaks Center, located in Chicago, Illinois, to unaffiliated private real estate investors for an aggregate purchase price of $42.0 million. The net proceeds from the transaction were used to reduce corporate debt.
On January 10, 2017, we completed the sale of Virginia Center Commons, located in Glen Allen, Virginia, to an unaffiliated private real estate investor for a purchase price of $9.0 million. The net proceeds from the transaction were used to reduce corporate debt.
In connection with the 2017 disposition activities, the Company recorded a net gain of $0.1 million for the three months ended March 31, 2017, which is included in gain on disposition of interests in properties, net in the accompanying consolidated statements of operations and comprehensive income.

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

5.	Investment in Unconsolidated Entities, at Equity
The Company's investment activity in unconsolidated real estate entities during the three months ended March 31, 2018 and March 31, 2017 consisted of investments in the following material joint ventures:

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
On March 2, 2017, the O'Connor Joint Venture I closed on the purchase of Pearlridge Uptown II, a 153,000 square foot wing of Pearlridge Center, for a gross purchase price of $70.0 million.
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
During the quarter ended June 30, 2017, we completed an additional joint venture transaction with O'Connor Mall Partners, L.P. ("O'Connor"), an unaffiliated third party and our partner in the O'Connor Joint Venture I, with respect to the ownership and operation of seven retail properties and certain related outparcels, consisting of the following: The Arboretum, located in Austin, Texas; Arbor Hills, located in Ann Arbor, Michigan; Classen Curve and The Triangle at Classen Curve, each located in Oklahoma City, Oklahoma and Nichols Hills Plaza, located in Nichols Hills, Oklahoma (the "Oklahoma City Properties"); Gateway Centers, located in Austin, Texas; Malibu Lumber Yard, located in Malibu, California; Palms Crossing I and II, located in McAllen, Texas; and The Shops at Arbor Walk, located in Austin, Texas. Under the terms of the agreement, we retained a 51% noncontrolling interest in the O'Connor Joint Venture II and sold the remaining 49% interest to O'Connor. We retained management and leasing responsibilities for the properties included in the O'Connor Joint Venture II.

•	The Seminole Joint Venture
This investment consists of a 45% legal interest held by the Company in Seminole Towne Center, an approximate 1.1 million square foot enclosed regional retail property located in the Orlando, Florida area. The Company's effective financial interest in this property (after preferences) is estimated to be approximately 8% for 2018. We retain management and leasing responsibilities for the Seminole Joint Venture.
Advances to the O'Connor Joint Venture I and O'Connor Joint Venture II totaled $4.4 million and $4.3 million as of March 31, 2018 and December 31, 2017, respectively, which are included in investment in and advances to unconsolidated entities, at equity in the accompanying consolidated balance sheets. Management deems this balance to be collectible and anticipates repayment within one year.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

The following table presents the combined balance sheets for the O'Connor Joint Venture I, O'Connor Joint Venture II, the Seminole Joint Venture, and an indirect 12.5% ownership interest in certain real estate as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Assets:
Investment properties at cost, net	$1,961,419	$1,972,208
Construction in progress	43,139	44,817
Cash and cash equivalents	31,313	40,955
Tenant receivables and accrued revenue, net	30,869	30,866
Deferred costs and other assets (1)	174,266	174,665
Total assets	$2,241,006	$2,263,511
Liabilities and Members’ Equity:
Mortgage notes payable	$1,299,838	$1,302,143
Accounts payable, accrued expenses, intangibles, and deferred revenues(2)	150,573	148,273
Total liabilities	1,450,411	1,450,416
Members’ equity	790,595	813,095
Total liabilities and members’ equity	$2,241,006	$2,263,511
Our share of members’ equity, net	$402,800	$414,245

Our share of members’ equity, net	$402,800	$414,245
Advances and excess investment	23,359	22,173
Net investment in and advances to unconsolidated entities, at equity(3)	$426,159	$436,418

(1)	Includes value of acquired in-place leases and acquired above-market leases with a net book value of $103,905 and $107,869 as of March 31, 2018 and December 31, 2017, respectively.

(2)	Includes the net book value of below market leases of $65,148 and $69,269 as of March 31, 2018 and December 31, 2017, respectively.

(3)
Includes $441,580 and $451,839 of investment in and advances to unconsolidated entities, at equity as of March 31, 2018 and December 31, 2017, respectively, and $15,421 of cash distributions and losses in unconsolidated entities, at equity as of March 31, 2018 and December 31, 2017.

The following table presents the combined statements of operations for the O'Connor Joint Venture II for the three months ended March 31, 2018 and the O'Connor Joint Venture I, the Seminole Joint Venture, and an indirect 12.5% ownership interest in certain real estate for all periods presented during which the Company accounted for these investments as unconsolidated entities for the three months ended March 31, 2018 and 2017:

	For the Three Months Ended March 31,
	2018	2017
Total revenues	$65,902	$48,434
Operating expenses	25,869	20,591
Depreciation and amortization	23,461	19,034
Operating income	16,572	8,809
Interest expense, taxes, and other, net	(13,039)	(8,460)
Net income from the Company's unconsolidated real estate entities	$3,533	$349

Our share of income (loss) from the Company's unconsolidated real estate entities	$1,162	$(444)

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

6.	Indebtedness
Mortgage Debt
Total mortgage indebtedness at March 31, 2018 and December 31, 2017 was as follows:

	March 31, 2018	December 31, 2017
Face amount of mortgage loans	$1,061,335	$1,152,436
Fair value adjustments, net	7,681	8,338
Debt issuance cost, net	(3,421)	(3,692)
Carrying value of mortgage loans	$1,065,595	$1,157,082
A roll forward of mortgage indebtedness from December 31, 2017 to March 31, 2018 is summarized as follows:

Balance at December 31, 2017	$1,157,082
Debt amortization payments	(4,601)
Repayment of debt	(86,500)
Amortization of fair value and other adjustments	(657)
Amortization of debt issuance costs	271
Balance at March 31, 2018	$1,065,595
On January 19, 2018, an affiliate of WPG Inc. repaid the $86.5 million mortgage loan on The Outlet Collection® | Seattle, located in Auburn, Washington. This repayment was funded by borrowings on the Revolver (as defined below).
Unsecured Debt
On January 22, 2018, WPG L.P. amended and restated $1.0 billion of the existing facility. The recast Facility (as defined below) can be increased to $1.5 billion through currently uncommitted Facility commitments. Excluding the accordion feature, the recast Facility includes a $650.0 million Revolver (as defined below) and $350.0 million Term Loan (as defined below). The $350.0 million Term Loan was fully funded at closing, and the Company used the proceeds to repay the $270.0 million outstanding on the June 2015 Term Loan (as defined below) and to pay down the Revolver.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

The following table identifies our total unsecured debt outstanding at March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Notes payable:
Face amount - the Exchange Notes(1)	$250,000	$250,000
Face amount - 5.950% Notes due 2024(2)	750,000	750,000
Debt discount, net	(10,742)	(11,086)
Debt issuance costs, net	(9,062)	(9,542)
Total carrying value of notes payable	$980,196	$979,372

Unsecured term loans:(8)
Face amount - Term Loan(3)(4)	$350,000	$—
Face amount - December 2015 Term Loan(5)	340,000	340,000
Face amount - June 2015 Term Loan(6)	—	270,000
Debt issuance costs, net	(5,299)	(3,305)
Total carrying value of unsecured term loans	$684,701	$606,695

Revolving credit facility:(3)(7)
Face amount	$200,000	$155,000
Debt issuance costs, net	(4,845)	(540)
Total carrying value of revolving credit facility	$195,155	$154,460
(1) The Exchange Notes were issued at a 0.028% discount, bear interest at 3.850% per annum and mature on April 1, 2020.
(2) The 5.950% Notes due 2024 were issued at a 1.533% discount, bear interest at 5.950% per annum, and mature on August 15, 2024. The interest rate could vary in the future based upon changes to the Company's credit ratings.
(3) The unsecured revolving credit facility, or "Revolver" and unsecured term loan, or "Term Loan" are collectively known as the "Facility."
(4) The Term Loan bears interest at one-month LIBOR plus 1.45% per annum and will mature on December 30, 2022. We have interest rate swap agreements totaling $270.0 million, which effectively fixed the interest rate on a portion of the Term Loan at 2.56% per annum through June 30, 2018. At March 31, 2018, the applicable interest rate on the unhedged portion of the Term Loan was one-month LIBOR plus 1.45% or 3.33%.
(5) The December 2015 Term Loan bears interest at one-month LIBOR plus 1.80% per annum and will mature on January 10, 2023. We have interest rate swap agreements totaling $340.0 million which effectively fix the interest rate at 3.51% per annum through maturity.
(6) The June 2015 Term Loan bore interest at one-month LIBOR plus 1.45% per annum. During the three months ended March 31, 2018, the Company repaid the June 2015 Term Loan and wrote off $0.5 million of debt issuance costs.
(7) As of December 31, 2017, the Revolver provided borrowings on a revolving basis up to $900.0 million, bore interest at one-month LIBOR plus 1.25%, and was initially scheduled to mature on May 30, 2018. During the three months ended March 31, 2018, we amended the terms of the Revolver to provide borrowings on a revolving basis up to $650.0 million at one-month LIBOR plus 1.25%. Under the amended terms, the Revolver will mature on December 30, 2021, subject to two six-month extensions available at our option subject to compliance with terms of the Facility and payment of a customary extension fee. Upon the amended terms, the Company wrote off $0.3 million of debt issuance costs. At March 31, 2018, we had an aggregate available borrowing capacity of $449.8 million under the Revolver, net of $0.2 million reserved for outstanding letters of credit. At March 31, 2018, the applicable interest rate on the Revolver was one-month LIBOR plus 1.25% or 3.13%.
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

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

Covenants
Our unsecured debt agreements contain financial and other covenants. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender including adjustments to the applicable interest rate. As of March 31, 2018, management believes the Company is in compliance with all covenants of its unsecured debt.
The total balance of mortgages was approximately $1.1 billion as of March 31, 2018. At March 31, 2018, certain of our consolidated subsidiaries were the borrowers under 23 non-recourse loans and one full-recourse loan secured by mortgages encumbering 27 properties, including one separate pool of cross-defaulted and cross-collateralized mortgages encumbering a total of four properties. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt instruments contain financial and other non-financial covenants which are specific to the properties which serve as collateral for that debt. If the borrower fails to comply with these covenants, the lender could accelerate the debt and enforce its right against their collateral. Our existing non-recourse mortgage loans generally prohibit our subsidiaries that are borrowers thereunder from incurring additional indebtedness, subject to certain customary and limited exceptions. In addition, certain of these instruments limit the ability of the applicable borrower's parent entity from incurring mezzanine indebtedness unless certain conditions are satisfied, including compliance with maximum loan to value ratio and minimum debt service coverage ratio tests. Further, under certain of these existing agreements, if certain cash flow levels in respect of the applicable mortgaged property (as described in the applicable agreement) are not maintained for at least two consecutive quarters, the lender could accelerate the debt and enforce its right against its collateral.
At March 31, 2018, management believes the applicable borrowers under our non-recourse mortgage loans were in compliance with all covenants where non-compliance could individually, or giving effect to applicable cross-default provisions in the aggregate, have a material adverse effect on our financial condition, results of operations or cash flows (see Note 11 - "Subsequent Events" for details of events subsequent to March 31, 2018).
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
The book value and fair value of these financial instruments and the related discount rate assumptions as of March 31, 2018 and December 31, 2017 are summarized as follows:

	March 31, 2018	December 31, 2017
Book value of fixed-rate mortgages(1)	$996,335	$1,000,936
Fair value of fixed-rate mortgages	$1,006,373	$1,024,890
Weighted average discount rates assumed in calculation of fair value for fixed-rate mortgages	4.48%	4.19%

Book value of fixed-rate unsecured debt(1)	$1,610,000	$1,610,000
Fair value of fixed-rate unsecured debt	$1,532,072	$1,616,810
Weighted average discount rates assumed in calculation of fair value for fixed-rate unsecured debt	4.90%	4.27%
(1) Excludes debt issuance costs and applicable debt discounts.

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
Cash Flow Hedges of Interest Rate Risk
The Company's objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives the Company primarily uses interest rate swaps or caps as part of its interest rate risk management strategy. Interest rate swaps involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The Company may also enter into forward starting swaps or treasury lock agreements to set the effective interest rate on a planned fixed-rate financing. In a forward starting swap or treasury lock agreement that the Company cash settles in anticipation of a fixed rate financing or refinancing, the Company will receive or pay an amount equal to the present value of future cash flow payments based on the difference between the contract rate and market rate on the settlement date. On January 1, 2018, the Company adopted ASU 2017-12, as permitted under the standard (see Note 3 - "Summary of Significant Accounting Policies" for additional details).
For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in other comprehensive income ("OCI") or other comprehensive loss (“OCL”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Net realized gains or losses resulting from derivatives that were settled in conjunction with planned fixed-rate financings or refinancings continue to be included in accumulated other comprehensive income ("AOCI") during the term of the hedged debt transaction.
Amounts reported in AOCI relate to derivatives that will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt. Realized gains or losses on settled derivative instruments included in AOCI are recognized as an adjustment to income over the term of the hedged debt transaction. During the next twelve months, the Company estimates that an additional $2.7 million will be reclassified as a decrease to interest expense.
As of March 31, 2018, the Company had 8 outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk with a notional value of $610,000.
The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the consolidated balance sheets as of March 31, 2018 and December 31, 2017:

Derivatives designated as hedging instruments:		Balance Sheet Location	March 31, 2018	December 31, 2017
Interest rate products	Asset derivatives	Deferred costs and other assets	$13,164	$7,413
The asset derivative instruments were reported at their fair value of $13,164 and $7,413 in deferred costs and other assets at March 31, 2018 and December 31, 2017, respectively, with a corresponding adjustment to OCI for the unrealized gains and losses (net of noncontrolling interest allocation). There were no derivatives in a liability position at March 31, 2018 and December 31, 2017. Over time, the unrealized gains and losses held in AOCI will be reclassified to earnings. This reclassification will correlate with the recognition of the hedged interest payments in earnings.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

The table below presents the effect of the Company's derivative financial instruments on the consolidated statements of comprehensive income for the three months ended March 31, 2018 and 2017:

Derivatives in Cash Flow Hedging Relationships (Interest rate products)	Location of Gain or (Loss) Recognized in Income on Derivatives	For the Three Months Ended March 31,
		2018	2017
Amount of Gain Recognized in OCI on Derivative		$5,997	$1,263

Amount of (Loss) or Gain Reclassified from AOCI into Income	Interest expense	$(780)	$1,086

The table below presents the effect of the Company's derivative financial instruments on the consolidated statements of operations for the three months ended March 31, 2018 and 2017:

Effect of Cash Flow Hedges on Consolidated Statements of Operations	For the Three Months Ended March 31,
	2018	2017
Total interest (expense) presented in the consolidated statements of operations in which the effects of cash flow hedges are recorded	$(34,344)	$(32,488)

Amount of (loss) gain reclassified from accumulated other comprehensive income into interest expense	$(780)	$1,086

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
As of March 31, 2018, the Company did not have any derivative instruments that contain credit-risk related contingent features that are in a net liability position.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2018 and December 31, 2017, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

The tables below presents the Company’s net assets and liabilities measured at fair value as of March 31, 2018 and December 31, 2017 aggregated by the level in the fair value hierarchy within which those measurements fall:

	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2018
Derivative instruments, net	$—	$13,164	$—	$13,164

	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2017
Derivative instruments, net	$—	$7,413	$—	$7,413

8.	Equity
Exchange Rights
Subject to the terms of the limited partnership agreement of WPG L.P., limited partners in WPG L.P. have, at their option, the right to exchange all or any portion of their units for shares of WPG Inc. common stock on a one‑for‑one basis or cash, as determined by WPG Inc. Therefore, the common units held by limited partners are considered by WPG Inc. to be share equivalents and classified as noncontrolling interests within permanent equity, and classified by WPG L.P. as permanent equity. The amount of cash to be paid if the exchange right is exercised and the cash option is selected will be based on the market value of WPG Inc.'s common stock as determined pursuant to the terms of the WPG L.P. Partnership Agreement. At March 31, 2018, WPG Inc. had reserved 34,758,387 shares of common stock for possible issuance upon the exchange of units held by limited partners.
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
The following is a summary by type of the awards that the Company issued during the three months ended March 31, 2018 and March 31, 2017 under the Plan.
Annual Long-Term Incentive Awards
During the three months ended March 31, 2018 and 2017, the Company approved the terms and conditions of the 2018 and 2017 annual awards (the "2018 Annual Long-Term Incentive Awards" and "2017 Long-Term Incentive Awards," respectively) for certain executive officers and employees of the Company. Under the terms of the awards program, each participant is provided the opportunity to receive (i) time-based RSUs and (ii) performance-based stock units ("PSUs"). RSUs represent a contingent right to receive one WPG Inc. common share for each vested RSU. RSUs will vest in one-third installments on each annual anniversary of the respective Grant Date (as referenced below), subject to the participant's continued employment with the Company through each vesting date and the participant's continued compliance with certain applicable covenants. During the service period, dividend equivalents will be paid with respect to the RSUs corresponding to the amount of any dividends paid by the Company to the Company's common shareholders for the applicable dividend payment dates. Compensation expense is recognized on a straight-line basis over the three year vesting term. Actual PSUs earned may range from 0%-150% of the PSUs allocated to the award recipient, based on the Company's total shareholder return ("TSR") compared to a peer group based on companies with similar assets and revenue over a three-year performance period that commenced on the respective Grant Date (as referenced below).

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
The following table summarizes the issuance of the 2018 Annual Long-Term Incentive Awards and 2017 Annual Long-Term Incentive Awards, respectively:

	2018 Annual Long-Term Incentive Awards	2017 Annual Long-Term Incentive Awards
Grant Date	February 20, 2018	February 21, 2017

RSUs issued	587,000	358,198
Grant date fair value per unit	$6.10	$9.58

PSUs issued	587,000	358,198
Grant date fair value per unit	$4.88	$7.72
During the three months ended March 31, 2017, the Company awarded 324,237 of RSUs, with a grant date fair value of $2.2 million, that constituted the payout for the 2016 annual awards and which will vest in one-third installments on each of February 21, 2018, 2019 and 2020.
Stock Options
During the three months ended March 31, 2018, no stock options were granted from the Plan to employees, no stock options were exercised by employees and 23,296 stock options were canceled, forfeited or expired. As of March 31, 2018, there were 770,718 stock options outstanding.
During the three months ended March 31, 2017, no stock options were granted from the Plan to employees, 1,566 stock options were exercised by employees and 34,452 stock options were canceled, forfeited or expired.
Share Award Related Compensation Expense
During the three months ended March 31, 2018 and 2017, the Company recorded compensation expense pertaining to the awards granted under the Plan of $1.7 million and $1.5 million, respectively, in general and administrative and property operating expense within the consolidated statements of operations and comprehensive income. In certain instances, employment agreements and stock compensation programs provide for accelerated vesting when executives are terminated without cause. Additionally, the Compensation Committee of the Board may, in its discretion, accelerate the vesting for retiring Board members.
Distributions
During the three months ended March 31, 2018 and 2017, the Board declared common share/unit dividends of $0.25 per common share/unit.

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
The following table sets forth the computation of WPG Inc.'s basic and diluted earnings per common share:

	For the Three Months Ended March 31,
	2018	2017
Earnings Per Common Share, Basic:
Net income attributable to common shareholders - basic	$14,016	$9,302
Weighted average shares outstanding - basic	187,309,744	186,278,173
Earnings per common share, basic	$0.07	$0.05

Earnings Per Common Share, Diluted:
Net income attributable to common shareholders - basic	$14,016	$9,302
Net income attributable to common unitholders	2,601	1,754
Net income attributable to common shareholders - diluted	$16,617	$11,056
Weighted average common shares outstanding - basic	187,309,744	186,278,173
Weighted average operating partnership units outstanding	34,680,058	34,986,704
Weighted average additional dilutive securities outstanding	1,288,678	525,629
Weighted average common shares outstanding - diluted	223,278,480	221,790,506
Earnings per common share, diluted	$0.07	$0.05
For the three months ended March 31, 2018 and 2017, additional potentially dilutive securities include contingently-issuable outstanding stock options and performance based components of annual awards. We accrue distributions when they are declared.
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

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

The following table sets forth the computation of WPG L.P.'s basic and diluted earnings per common unit:

	For the Three Months Ended March 31,
	2018	2017
Earnings Per Common Unit, Basic and Diluted:
Net income attributable to common unitholders - basic and diluted	$16,617	$11,056
Weighted average common units outstanding - basic	221,989,802	221,264,877
Weighted average additional dilutive securities outstanding	1,288,678	525,629
Weighted average units outstanding - diluted	223,278,480	221,790,506
Earnings per common unit, basic and diluted	$0.07	$0.05
For the three months ended March 31, 2018 and 2017, additional potentially dilutive securities include contingently-issuable units related to WPG Inc.'s outstanding stock options, WPG Inc.'s performance based components of annual awards, and WPG L.P.'s annual LTIP unit awards. We accrue distributions when they are declared.

11.	Subsequent Events
On April 24, 2018, the Company closed on the acquisition of Southgate Mall, located in Missoula, Montana, for $58.0 million in conjunction with a planned reverse 1031 exchange utilizing proceeds from the remaining outparcels included in the Four Corners transaction (see Note 4 - "Investment in Real Estate").
On April 11, 2018, we received a notice of default letter, dated April 6, 2018, from the special servicer to the borrower, a consolidated subsidiary of WPG L.P., concerning the $46.0 million mortgage loan secured by Towne West Square, located in Wichita, Kansas. The notice was issued by the special servicer because the borrower did not make certain reserve payments or deposits as required by the loan agreement for the aforementioned loan. The borrower initiated discussions with the special servicer regarding this non-recourse over-levered loan and considered various options which included restructuring the loan, extending the terms of the loan, and transitioning the property to the mortgage lender among other options. On April 20, 2018, the borrower received a notice from the special servicer to accelerate repayment of the loan's outstanding balance. In the event the property is transitioned to the mortgage lender, the borrower does not expect or anticipate that any cash expenditure will be necessary to pay the accelerated repayment amount and borrower's obligation under the mortgage loan will be fully satisfied following transition of the property.
On April 11, 2018, we acquired, through a sale-leaseback transaction, four Sears department stores and adjacent Sears Auto Centers at Longview Mall, located in Longview, Texas; Polaris Fashion Place®; Southern Hills Mall, located in Sioux City, Iowa; and Town Center at Aurora, located in Aurora, Colorado. The purchase price was approximately $28.5 million and was funded by a combination of $13.4 million from our Facility, $9.7 million from the first tranche of the Four Corners transaction (see Note 4 - "Investment in Real Estate"), and $5.4 million from O'Connor related to their pro-rata share for the Polaris Fashion Place® store (see Note 5 - "Investment in Unconsolidated Entities, at Equity"). We have control of these stores for future redevelopment and Sears will continue to operate under new leases, providing aggregate minimum rent under these leases of approximately $1.25 million per annum. In addition, Sears will be responsible for paying common area maintenance charges, taxes, insurance and utilities.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in this report.
Overview - Basis of Presentation
Washington Prime Group® Inc. (“WPG Inc.”) is an Indiana corporation that operates as a fully integrated, self‑administered and self‑managed real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended (the "Code"). WPG Inc. will generally qualify as a REIT for U.S. federal income tax purposes as long as it continues to distribute not less than 90% of its REIT taxable income and satisfy certain other requirements. WPG Inc. will generally be allowed a deduction against its U.S. federal income tax liability for dividends paid by it to REIT shareholders, thereby reducing or eliminating any corporate level taxation to WPG Inc. Washington Prime Group, L.P. (“WPG L.P.”) is WPG Inc.'s majority‑owned limited partnership subsidiary that owns, develops and manages, through its affiliates, all of WPG Inc.'s real estate properties and other assets. WPG Inc. is the sole general partner of WPG L.P. As of March 31, 2018, our assets consisted of material interests in 108 shopping centers in the United States, consisting of open air properties and enclosed retail properties, comprised of approximately 59 million square feet of gross leasable area.
Unless the context otherwise requires, references to "WPG," the "Company," “we,” “us” and “our” refer to WPG Inc., WPG L.P. and entities in which WPG Inc. or WPG L.P. (or any affiliate) has a material ownership or financial interest, on a consolidated basis.
The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The consolidated balance sheets as of March 31, 2018 and December 31, 2017 include the accounts of WPG Inc. and WPG L.P., as well as their majority owned and controlled subsidiaries. The consolidated statements of operations include the consolidated accounts of the Company. All intercompany transactions have been eliminated in consolidation. In the opinion of management, the consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods presented. The Company believes that the disclosures made are adequate to prevent the information presented from being misleading.
The Facility
On January 22, 2018, WPG L.P. amended and restated $1.0 billion of the existing unsecured revolving credit facility, or "Revolver" and unsecured term loan, or "Term Loan" (collectively known as the "Facility"). The newly recasted Facility can be increased to $1.5 billion through currently uncommitted Facility commitments. Excluding the accordion feature, the newly recast Facility includes a $650.0 million Revolver and $350.0 million Term Loan. The interest rates for the Revolver and Term Loan are substantially consistent with the existing terms. When considering extension options, the restated Facility will mature on December 31, 2022. The $350.0 million Term Loan was fully funded at closing, and the Company used the proceeds to repay the $270.0 million outstanding on the June 2015 Term Loan and to pay down the Revolver.
Outparcel Sale
On January 12, 2018, we completed the sale of the first tranche of restaurant outparcels to FCPT Acquisitions, LLC ("Four Corners") pursuant to the purchase and sale agreement executed on September 20, 2017 between the Company and Four Corners. The first tranche consisted of 10 restaurant outparcels, with an allocated purchase price of approximately $13.7 million. The net proceeds of approximately $13.5 million were used to fund a portion of the acquisition of the Sears parcels on April 11, 2018 (see section "Acquisitions and Dispositions" for further details) and for general corporate purposes. Additionally, the Company expects to close on the remaining outparcels during the second half of 2018, subject to due diligence and closing conditions.
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
Portfolio Data
The portfolio data discussed in this overview includes key operating statistics for the Company including ending occupancy, average base minimum rent per square foot and comparable NOI for the core properties owned and managed at March 31, 2018. During the first quarter of 2018, Rushmore Mall, located in Rapid City, South Dakota, Towne West Square, located in Wichita, Kansas, and West Ridge Mall, located in Topeka, Kansas were identified as noncore properties, and their results have been removed from the metrics below.
Core business fundamentals in the overall portfolio for the first quarter of 2018 were generally stable compared to 2017. Ending occupancy for the core portfolio was 92.8% as of March 31, 2018, as compared to 93.3% as of March 31, 2017. Average base minimum rent per square foot for the core portfolio increased 0.2% when comparing March 31, 2018 to March 31, 2017. Comparable NOI decreased 4.0% for the core portfolio in the first quarter of 2018 compared to the first quarter of 2017. The core enclosed retail properties had a decrease in comparable NOI of 4.8%, and the open air properties had a decrease in comparable NOI of 1.8% in the first quarter of 2018. The significant drivers of the quarterly drop in NOI include (i) approximately $1.0 million of pre-petition rent from Bon-Ton and Claire's due to their first quarter 2018 bankruptcy filings, (ii) $1.3 million of higher snow removal costs than the first quarter of 2017, and (iii) the continued negative impact from the 2017 tenant bankruptcy activity. These issues resulted in impacts that are most significant to the first quarter of 2018 and accordingly, the NOI performance for the remainder of 2018 is expected to demonstrate improved stability. Enclosed property operating metrics did demonstrate steadiness as occupancy in our tier 1 enclosed properties improved 0.1% from a year ago to 92.5%, and for our entire enclosed portfolio, tenant sales per square foot ("psf") has improved to $372, an increase from the fourth quarter of 2017 as well as March 2017.
The following table sets forth key operating statistics for the combined portfolio of core properties or interests in properties:

	March 31, 2018	March 31, 2017	% Change
Ending occupancy (1)	92.8%	93.3%	(0.5)%
Average base minimum rent per square foot (2)	$21.75	$21.70	0.2%

(1)
Ending occupancy is the percentage of gross leasable area, or GLA, which is leased as of the last day of the reporting period. We include all Company-owned space except for anchors, majors, freestanding office and outlots at our enclosed retail properties in the calculation of ending occupancy. Open air property GLA included in the calculation relates to all Company-owned space other than office space. When including the three noncore properties, occupancy was 92.2% and 92.9% at March 31, 2018 and 2017, respectively.

(2)	Average base minimum rent per square foot is the average base minimum rent charge in effect for the reporting period for all tenants that would qualify to be included in ending occupancy.
Current Leasing Activities
During the three months ended March 31, 2018, we signed new leases and renewal leases with terms in excess of a year (excluding enclosed retail property anchors, majors, offices, and in-line spaces in excess of 10,000 square feet) across the core portfolio, comprising approximately 578,900 square feet. The average annual initial base minimum rent for new leases was $23.66 psf and for renewed leases was $23.89 psf. For these leases, the average for tenant allowances was $33.55 psf for new leases and $1.85 psf for renewals. During the three months ended March 31, 2017, we signed new leases and renewal leases with terms in excess of a year (excluding enclosed retail property anchors, majors, offices, and in-line spaces in excess of 10,000 square feet) across the core portfolio, comprising approximately 917,600 square feet. The average annual initial base minimum rent for new leases was $27.26 psf and for renewed leases was $23.02 psf. For these leases, the average for tenant allowances was $34.78 psf for new leases and $2.23 psf for renewals.
Results of Operations
Activities Affecting Results
The following property related transactions affected our results in the comparative periods:
•On January 12, 2018, we completed the sale of the first tranche of restaurant outparcels with Four Corners.
•On November 3, 2017, we completed the sale of Colonial Park Mall, located in Harrisburg, Pennsylvania.

•On October 17, 2017, we completed a discounted payoff of the mortgage loan secured by Southern Hills Mall, located in Sioux City, Iowa.
•On October 3, 2017, we transitioned Valle Vista Mall, located in Harlingen, Texas, to the lender.
•On June 13, 2017, we sold 49% of our interest in Malibu Lumber Yard, located in Malibu, California, as part of the O'Connor Joint Venture II transaction.
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
•On April 25, 2017, we completed a discounted payoff of the mortgage loan secured by Mesa Mall, located in Grand Junction, Colorado.
•On February 21, 2017, we completed the sale of Gulf View Square, located in Port Richey, Florida and River Oaks Center, located in Chicago, Illinois.
•On January 10, 2017, we completed the sale of Virginia Center Commons, located in Glen Allen, Virginia.
For the purposes of the following comparisons, the transactions listed above (excluding the properties included in the O'Connor Joint Venture II and the discounted payoffs of Mesa Mall and Southern Hills Mall, which are referred to as their respective capitalized terms) are referred to as the "Property Transactions," and "comparable properties" refers to the remaining properties we owned and operated throughout both of the periods under comparison.
Three Months Ended March 31, 2018 vs. Three Months Ended March 31, 2017
Minimum rents decreased $13.8 million primarily due to a $4.5 million decrease attributable to the Property Transactions and a $9.5 million decrease attributable to the O'Connor Properties, offset by a $0.2 million increase attributable to the comparable properties. Tenant reimbursements decreased $8.1 million due to a $1.8 million decrease attributable to the Property Transactions, a $3.5 million decrease attributable to the O'Connor Properties and a $2.8 million decrease attributable to the comparable properties, primarily due to lower real estate tax revenue due to lower real estate tax expenses, a reduction in common-area maintenance and capital expenses as well as lease amendments related to national retailers that filed bankruptcy in the first quarter of 2018 and throughout 2017.
Property operating expenses decreased $0.9 million, of which $2.1 million was attributable to the Property Transactions and $2.0 million was attributable to the O'Connor Properties, offset by a $3.2 million increase attributable to the comparable properties, primarily attributed to snow removal costs, property insurance premiums and employee benefits. Depreciation and amortization decreased $6.2 million, primarily due to a $1.4 million decrease attributable to the Property Transactions, a $4.4 million decrease attributable to the O'Connor Properties, and a $0.4 million decrease attributable to the comparable properties. Real estate taxes decreased $4.0 million, primarily due to a $0.9 million decrease attributable to the Property Transactions, a $2.3 million decrease attributable to the O'Connor Properties, and a $0.8 million decrease attributable to the comparable properties. Provision for credit losses increased $1.8 million, primarily attributable to an increase in tenant bankruptcies during 2018. The $8.5 million impairment loss recorded in 2017 related to the write down of Morgantown Commons, as described in further detail in Note 4 in Part I, Item 1 of this report on Form 10-Q.
Interest expense, net, increased $1.9 million, of which $8.3 million was attributable to corporate debt activity, primarily related to the August 2017 bond offering and amortization of deferred financing fees related to the January 2018 Facility recast. Offsetting these increases were decreases of $4.8 million attributable to the payoffs of the mortgage loans secured by Mesa Mall, WestShore Plaza, located in Tampa, Florida, Southern Hills Mall, Henderson Square, located in King of Prussia, Pennsylvania, and The Outlet Collection® | Seattle, located in Auburn, Washington, $1.2 million attributable to the O'Connor Properties, and $0.4 million related to the Property Transactions.
Income and other taxes decreased $1.5 million, which was attributable to a nonrecurring state use tax that was incurred in 2017.
Gain on disposition of interests in properties, net for 2018 was primarily attributable to the sale of the first tranche of outparcels to Four Corners. The 2017 gain was attributed to the sales of Gulf View Square, River Oaks Center, and Virginia Center Commons.
For WPG Inc., net income attributable to noncontrolling interests primarily relates to the allocation of income to third parties based on their respective weighted average ownership interest in WPG L.P., which percentage remained consistent over the periods.

Liquidity and Capital Resources
Our primary uses of cash include payment of operating expenses, working capital, debt repayment, including principal and interest, reinvestment in properties, development and redevelopment of properties, tenant allowance and dividends. Our primary sources of cash are operating cash flow and borrowings under our debt arrangements, including our Revolver, unsecured notes payable and senior unsecured term loans as further discussed below.
We derive most of our liquidity from leases that generate positive net cash flow from operations, the total of which was $43.7 million during the three months ended March 31, 2018.
Our balance of cash and cash equivalents decreased $6.1 million during 2018 to $45.9 million as of March 31, 2018. The decrease was primarily due to net repayment of debt, dividend distributions, and capital expenditures, partially offset by operating cash flow from properties, net distributions from our joint ventures, and the net proceeds from the disposition of properties. See "Cash Flows" below for more information.
Because we own primarily long-lived income-producing assets, our financing strategy relies on a combination of long-term mortgage debt as well as unsecured debt supported by a quality unencumbered asset pool, providing us with ample flexibility from a liquidity perspective. Our strategy is to have the majority of our debt fixed either through fixed rate mortgages or interest rate swaps that effectively fix the interest rate. At March 31, 2018, floating rate debt (excluding loans hedged to fixed interest) comprised 11.4% of our total consolidated debt. We will continue to monitor our borrowing mix to limit market risk.
During the first quarter of 2018, we amended and restated our Facility. Under the amended and restated terms, the Facility will mature in December 2022 assuming all extension options are exercised. Prior to the amendment and restatement, the Revolver had a maturity date of May 30, 2019, assuming all extension options were exercised. This transaction is reflective of our strategy to access the unsecured debt markets to extend our weighted average debt maturity.
On March 31, 2018, we had an aggregate available borrowing capacity of $449.8 million under the Revolver, net of outstanding borrowings of $200.0 million and $0.2 million reserved for outstanding letters of credit. The weighted average interest rate on the Revolver was 2.9% during the three months ended March 31, 2018.
The consolidated indebtedness of our business was approximately $2.9 billion as of March 31, 2018, or an increase of approximately $28.0 million from December 31, 2017. The change in consolidated indebtedness from December 31, 2017 is described in greater detail under "Financing and Debt."
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
Cash Flows
Our net cash flow from operating activities totaled $43.7 million during the three months ended March 31, 2018. During this period we also:

•	funded capital expenditures of $29.7 million;

•	received net proceeds from the sale of interests in properties and outparcels of $13.8 million;

•	funded investments in unconsolidated entities of $10.0 million;

•	received distributions of capital from unconsolidated entities of $19.9 million;

•	received net proceeds from our debt financing, refinancing and repayment activities of $25.8 million; and

•	funded distributions to common and preferred shareholders and unitholders of $59.2 million.

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
Financing and Debt
Mortgage Debt
Total mortgage indebtedness at March 31, 2018 and December 31, 2017 was as follows (in thousands):

	March 31, 2018	December 31, 2017
Face amount of mortgage loans	$1,061,335	$1,152,436
Fair value adjustments, net	7,681	8,338
Debt issuance cost, net	(3,421)	(3,692)
Carrying value of mortgage loans	$1,065,595	$1,157,082
A roll forward of mortgage indebtedness from December 31, 2017 to March 31, 2018 is summarized as follows (in thousands):

Balance at December 31, 2017	$1,157,082
Debt amortization payments	(4,601)
Repayment of debt	(86,500)
Amortization of fair value and other adjustments	(657)
Amortization of debt issuance costs	271
Balance at March 31, 2018	$1,065,595
On January 19, 2018, an affiliate of WPG Inc. repaid the $86.5 million mortgage loan on The Outlet Collection® | Seattle. This repayment was funded by borrowings on the Revolver.

Unsecured Debt
The following table identifies our total unsecured debt outstanding at March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018	December 31, 2017
Notes payable:
Face amount - the Exchange Notes(1)	$250,000	$250,000
Face amount - 5.950% Notes due 2024(2)	750,000	750,000
Debt discount, net	(10,742)	(11,086)
Debt issuance costs, net	(9,062)	(9,542)
Total carrying value of notes payable	$980,196	$979,372

Unsecured term loans:(8)
Face amount - Term Loan(3)(4)	$350,000	$—
Face amount - December 2015 Term Loan(5)	340,000	340,000
Face amount - June 2015 Term Loan(6)	—	270,000
Debt issuance costs, net	(5,299)	(3,305)
Total carrying value of unsecured term loans	$684,701	$606,695

Revolving credit facility:(3)(7)
Face amount	$200,000	$155,000
Debt issuance costs, net	(4,845)	(540)
Total carrying value of revolving credit facility	$195,155	$154,460
(1) The Exchange Notes were issued at a 0.028% discount, bear interest at 3.850% per annum and mature on April 1, 2020.
(2) The 5.950% Notes due 2024 were issued at a 1.533% discount, bear interest at 5.950% per annum, and mature on August 15, 2024. The interest rate could vary in the future based upon changes to the Company's credit ratings.
(3) The Revolver and Term Loan are collectively known as the Facility, as defined in "Overview - Basis of Presentation - The Facility."
(4) The Term Loan bears interest at one-month LIBOR plus 1.45% per annum and will mature on December 30, 2022. We have interest rate swap agreements totaling $270.0 million, which effectively fixed the interest rate on a portion of the Term Loan at 2.56% per annum through June 30, 2018. At March 31, 2018, the applicable interest rate on the unhedged portion of the Term Loan was one-month LIBOR plus 1.45%, or 3.33%.
(5) The December 2015 Term Loan bears interest at one-month LIBOR plus 1.80% per annum and will mature on January 10, 2023. We have interest rate swap agreements totaling $340.0 million, which effectively fix the interest rate at 3.51% per annum through maturity.
(6) The June 2015 Term Loan bore interest at one-month LIBOR plus 1.45% per annum. During the three months ended March 31, 2018, the Company repaid the June 2015 Term Loan and wrote off $0.5 million of debt issuance costs.
(7) As of December 31, 2017, the Revolver provided borrowings on a revolving basis up to $900.0 million, bore interest at one-month LIBOR plus 1.25%, and was initially scheduled to mature on May 30, 2018. During the three months ended March 31, 2018, we amended the terms of the Revolver to provide borrowings on a revolving basis up to $650.0 million at one-month LIBOR plus 1.25%. Under the amended terms, the Revolver will mature on December 30, 2021, subject to two six-month extensions available at our option subject to compliance with terms of the Facility and payment of a customary extension fee. Upon the amended terms, the Company wrote off $0.3 million of debt issuance costs. At March 31, 2018, we had an aggregate available borrowing capacity of $449.8 million under the Revolver, net of $0.2 million reserved for outstanding letters of credit. At March 31, 2018, the applicable interest rate on the Revolver was one-month LIBOR plus 1.25%, or 3.13%.
(8) While we have interest rate swap agreements in place that fix the LIBOR portion of the rates as noted above, the spread over LIBOR could vary in the future based upon changes to the Company's credit ratings.

Highly-levered Assets
As of March 31, 2018, we have identified three mortgage loans that have leverage levels in excess of our targeted leverage and have plans to work with the special servicers on these non-recourse mortgages. These mortgage loans total $190.6 million and encumber Rushmore Mall, Towne West Square, and West Ridge Mall and West Ridge Plaza, all of which have identified as noncore properties. We expect to improve our leverage once all, or a portion of them, are transitioned to the lenders, with minimal impact to net cash flows.
Covenants
Our unsecured debt agreements contain financial and other covenants. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender including adjustments to the applicable interest rate. As of March 31, 2018, management believes the Company is in compliance with all covenants of its unsecured debt.
The total balance of mortgages was approximately $1.1 billion as of March 31, 2018. At March 31, 2018, certain of our consolidated subsidiaries were the borrowers under 23 non-recourse loans and one full-recourse loan secured by mortgages encumbering 27 properties, including one separate pool of cross-defaulted and cross-collateralized mortgages encumbering a total of four properties. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt instruments contain financial and other non-financial covenants which are specific to the properties which serve as collateral for that debt. If the borrower fails to comply with these covenants, the lender could accelerate the debt and enforce its right against their collateral. Our existing non-recourse mortgage loans generally prohibit our subsidiaries that are borrowers thereunder from incurring additional indebtedness, subject to certain customary and limited exceptions. In addition, certain of these instruments limit the ability of the applicable borrower's parent entity from incurring mezzanine indebtedness unless certain conditions are satisfied, including compliance with maximum loan to value ratio and minimum debt service coverage ratio tests. Further, under certain of these existing agreements, if certain cash flow levels in respect of the applicable mortgaged property (as described in the applicable agreement) are not maintained for at least two consecutive quarters, the lender could accelerate the debt and enforce its right against its collateral.
On April 11, 2018, we received a notice of default letter, dated April 6, 2018, from the special servicer to the borrower, a consolidated subsidiary of WPG L.P., concerning the $46.0 million mortgage loan secured by Towne West Square. The notice was issued by the special servicer because the borrower did not make certain reserve payments or deposits as required by the loan agreement for the aforementioned loan. The borrower initiated discussions with the special servicer regarding this non-recourse loan and considered various options which included restructuring the loan, extending the term of the loan, and transitioning the property to the mortgage lender, among other options. On April 20, 2018, the borrower received a notice from the special servicer to accelerate repayment of the loan's outstanding balance. In the event the property is transitioned to the mortgage lender, the borrower does not expect or anticipate that any cash expenditure will be necessary to pay the accelerated repayment amount and borrower's obligation under the mortgage loan will be fully satisfied following transition of the property.
At March 31, 2018, management believes the applicable borrowers under our non-recourse mortgage loans were in compliance with all covenants where non-compliance could individually, or giving effect to applicable cross-default provisions in the aggregate, have a material adverse effect on our financial condition, results of operations or cash flows.

Summary of Financing
Our consolidated debt and the effective weighted average interest rates as of March 31, 2018 and December 31, 2017, consisted of the following (dollars in thousands):

	March 31, 2018	Weighted Average Interest Rate	December 31, 2017	Weighted Average Interest Rate
Fixed-rate debt, face amount (1)	$2,606,335	4.72%	$2,610,936	4.72%
Variable-rate debt, face amount	345,000	3.27%	306,500	2.99%
Total face amount of debt	2,951,335	4.55%	2,917,436	4.54%
Note discount	(10,742)		(11,086)
Fair value adjustments, net	7,681		8,338
Debt issuance costs, net	(22,627)		(17,079)
Total carrying value of debt	$2,925,647		$2,897,609
(1) Includes variable rate debt whose interest rates have been fixed via swap agreements.
Contractual Obligations
The following table summarizes the material aspects of the Company's future obligations for consolidated entities as of March 31, 2018, for the remainder of 2018 and for subsequent years thereafter assuming the obligations remain outstanding through maturities noted below (in thousands):

	2018	2019 - 2020	2021 - 2022	Thereafter	Total
Long term debt(1)	$21,059	$502,868	$1,003,243	$1,424,165	$2,951,335
Interest payments(2)	95,386	247,431	195,546	102,067	640,430
Distributions(3)	3,568	—	—	—	3,568
Ground rent(4)	382	1,018	1,027	20,460	22,887
Purchase/tenant obligations(5)	72,297	3,367	3,186	2,342	81,192
Total	$192,692	$754,684	$1,203,002	$1,549,034	$3,699,412
(1) Represents principal maturities only and therefore excludes net fair value adjustments of $7,681, debt issuance costs of $(22,627) and bond discount of $(10,742) as of March 31, 2018. In addition, the principal maturities reflect any available extension options within the control of the Company.
(2) Variable rate interest payments are estimated based on the LIBOR rate at March 31, 2018.
(3) Since there is no required redemption, distributions on the Series H Preferred Shares/Units, Series I Preferred Shares/Units and Series I-1 Preferred Units may be paid in perpetuity; for purposes of this table, such distributions are included upon declaration by the Board as the optional redemption dates have lapsed.
(4) Represents minimum future lease payments due through the end of the initial lease term.
(5) Includes amounts due under executed leases and commitments to vendors for development and other matters.

The following table summarizes the material aspects of the Company's proportionate share of future obligations for unconsolidated entities as of March 31, 2018, for the remainder of 2018 and for subsequent years thereafter assuming the obligations remain outstanding through maturities noted below (in thousands):

	2018	2019 - 2020	2021 - 2022	Thereafter	Total
Long term debt(1)	$2,318	$32,965	$59,035	$541,299	$635,617
Interest payments	20,400	53,684	45,841	65,731	185,656
Ground rent(2)	2,758	7,885	7,980	193,052	211,675
Purchase/tenant obligations(3)	14,446	11	4	—	14,461
Total	$39,922	$94,545	$112,860	$800,082	$1,047,409
(1) Represents principal maturities only and therefore excludes net fair value adjustments of $6,421 and debt issuance costs of $(2,767) as of March 31, 2018. In addition, the principal maturities reflect any available extension options.
(2) Represents minimum future lease payments due through the end of the initial lease term.
(3) Includes amounts due under executed leases and commitments to vendors for development and other matters.
Off-Balance Sheet Arrangements
Off-balance sheet arrangements consist primarily of investments in joint ventures which are common in the real estate industry. Joint ventures typically fund their cash needs through secured debt financings obtained by and in the name of the joint venture entity. The joint venture debt is secured by a first mortgage, is without recourse to the joint venture partners, and does not represent a liability of the partners, except to the extent the partners or their affiliates expressly guarantee the joint venture debt. As of March 31, 2018, there were no guarantees of joint venture related mortgage indebtedness. In addition to obligations under mortgage indebtedness, our joint ventures have obligations under ground leases and purchase/tenant obligations. Our share of obligations under joint venture debt, ground leases and purchase/tenant obligations is quantified in the unconsolidated entities table within "Contractual Obligations" above. WPG may elect to fund cash needs of a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans, although such fundings are not required contractually or otherwise.
Equity Activity
Exchange Rights
Subject to the terms of the limited partnership agreement of WPG L.P., limited partners in WPG L.P. have, at their option, the right to exchange all or any portion of their units for shares of WPG Inc. common stock on a one‑for‑one basis or cash, as determined by WPG Inc. Therefore, the common units held by limited partners are considered by WPG Inc. to be share equivalents and classified as noncontrolling interests within permanent equity, and classified by WPG L.P. as permanent equity. The amount of cash to be paid if the exchange right is exercised and the cash option is selected will be based on the market value of WPG Inc.'s common stock as determined pursuant to the terms of the WPG L.P. Partnership Agreement. At March 31, 2018, WPG Inc. had reserved 34,758,387 shares of common stock for possible issuance upon the exchange of units held by limited partners.
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
The following is a summary by type of the awards that the Company issued during the three months ended March 31, 2018 and March 31, 2017 under the Plan.

Annual Long-Term Incentive Awards
During the three months ended March 31, 2018 and 2017, the Company approved the terms and conditions of the 2018 and 2017 annual awards (the "2018 Annual Long-Term Incentive Awards" and "2017 Long-Term Incentive Awards," respectively) for certain executive officers and employees of the Company. Under the terms of the awards program, each participant is provided the opportunity to receive (i) time-based RSUs and (ii) performance-based stock units ("PSUs"). RSUs represent a contingent right to receive one WPG Inc. common share for each vested RSU. RSUs will vest in one-third installments on each annual anniversary of the respective Grant Date (as referenced below), subject to the participant's continued employment with the Company through each vesting date and the participant's continued compliance with certain applicable covenants. During the service period, dividend equivalents will be paid with respect to the RSUs corresponding to the amount of any dividends paid by the Company to the Company's common shareholders for the applicable dividend payment dates. Compensation expense is recognized on a straight-line basis over the three year vesting term. Actual PSUs earned may range from 0%-150% of the PSUs allocated to the award recipient, based on the Company's total shareholder return ("TSR") compared to a peer group based on companies with similar assets and revenue over a three-year performance period that commenced on the respective Grant Date (as referenced below). During the performance period, dividend equivalents corresponding to the amount of any regular cash dividends paid by the Company to the Company’s common shareholders for the applicable dividend payment dates will accrue and be deemed reinvested in additional PSUs, which will be settled in common shares at the same time and only to the extent that the underlying PSU is earned and settled in common shares. Payout of the PSUs is also subject to the participant’s continued employment with the Company through the end of the performance period. The awards were valued through the use of a Monte Carlo model and the related compensation expense is recognized over the three-year performance period.
The following table summarizes the issuance of the 2018 Annual Long-Term Incentive Awards and 2017 Annual Long-Term Incentive Awards, respectively:

	2018 Annual Long-Term Incentive Awards	2017 Annual Long-Term Incentive Awards
Grant Date	February 20, 2018	February 21, 2017

RSUs issued	587,000	358,198
Grant date fair value per unit	$6.10	$9.58

PSUs issued	587,000	358,198
Grant date fair value per unit	$4.88	$7.72
During the three months ended March 31, 2017, the Company awarded 324,237 of RSUs, with a grant date fair value of $2.2 million, that constituted the payout for the 2016 annual awards and which will vest in one-third installments on each of February 21, 2018, 2019 and 2020.
Stock Options
During the three months ended March 31, 2018, no stock options were granted from the Plan to employees, no stock options were exercised by employees and 23,296 stock options were canceled, forfeited or expired. As of March 31, 2018, there were 770,718 stock options outstanding.
During the three months ended March 31, 2017, no stock options were granted from the Plan to employees, 1,566 stock options were exercised by employees and 34,452 stock options were canceled, forfeited or expired.
Share Award Related Compensation Expense
During the three months ended March 31, 2018 and 2017, the Company recorded compensation expense pertaining to the awards granted under the Plan of $1.7 million and $1.5 million, respectively, in general and administrative and property operating expense within the consolidated statements of operations and comprehensive income. In certain instances, employment agreements and stock compensation programs provide for accelerated vesting when executives are terminated without cause. Additionally, the Compensation Committee of the Board may, in its discretion, accelerate the vesting for retiring Board members.
Distributions
During the three months ended March 31, 2018 and 2017, the Board declared common share/unit dividends of $0.25 per common share/unit.

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
On April 11, 2018, the Company closed on the acquisition of four Sears anchor parcels and related outparcels for $28.5 million. The Sears parcels are located at Longview Mall, located in Longview, Texas; Polaris Fashion Place®, located in Columbus, Ohio; Southern Hills Mall, located in Sioux City, Iowa; and Town Center at Aurora, located in Aurora, Colorado.
On April 24, 2018, the Company closed on the acquisition of Southgate Mall, located in Missoula, Montana, for $58.0 million in conjunction with a planned reverse 1031 exchange utilizing proceeds from the remaining outparcels included in the Four Corners transaction (see details under "Overview - Basis of Presentation - Outparcel Sale").
Dispositions.    We pursue the disposition of properties that no longer meet our strategic criteria or interests in properties to generate proceeds for alternate business uses.
On January 12, 2018, we completed the sale of the first tranche of restaurant outparcels which consisted of 10 restaurant outparcels and an allocated purchase price of approximately $13.7 million of the total purchase price (see details under "Overview - Basis of Presentation - Outparcel Sale"). The net proceeds were used to fund a portion of the acquisition of the Sears parcels on April 11, 2018 and for general corporate purposes.
In connection with the sale noted above, the Company recorded a gain of $9.9 million for the three months ended March 31, 2018, which is included in gain on disposition of interests in properties, net in the consolidated statements of operations and comprehensive income.
Development Activity
New Development, Expansions and Redevelopments.  We routinely incur costs related to construction for significant redevelopment and expansion projects at our properties. We expect our share of development costs for calendar year 2018 related to these activities to be approximately $100 to $125 million. Our estimated stabilized return or yield, on invested capital typically ranges between 8% and 11%.
During the fourth quarter of 2016 we held our grand opening of our new approximately 400,000 square foot shopping center in the Houston metropolitan area, Fairfield Town Center. The project features retailers such as H-E-B, Academy Sports, Marshall's, Party City, Old Navy, and Ulta Cosmetics. In addition, a number of dining options are at the center such as Chipotle, PeiWei, Whataburger, and Zoe's Kitchen. The project is 99% occupied as of March 31, 2018. During the third quarter of 2017, we approved the final phase of this new development for an additional investment of approximately $28 million, which will add an additional 130,000 square feet of new GLA to accommodate the strong demand at the project. The new phase will include a theater, a value fashion apparel retailer as well as additional big box and small shop stores.
At Northwoods Mall in Peoria, Illinois, we commenced our redevelopment of a former Macy’s store that closed in March 2016. We purchased the store from Macy’s in January 2017. The redevelopment is anchored by a 56,000 square foot Round 1 Entertainment, the first to the market, which opened in November 2017. Round 1 provides bowling entertainment as well as food and adult beverages. The upper level of the former Macy's store will be occupied by The Room Place, a 62,000 square foot regional home furnishing store. In addition to Round 1 and The Room Place, we anticipate adding dining options and new retail stores. The expected investment in this redevelopment is approximately $22 million with an anticipated yield of 8% - 9%. We anticipate completion of this project in 2018.
At Classen Curve in Oklahoma City, Oklahoma, we added two new multi-tenant buildings at the open-air center to bring new retailers to the fully leased center. The project includes first-to-market Athleta, Evereve, Soft Surroundings, Board Room Salon for Men and Francesca’s. Other recent openings at the project include COS Bar and The Float Spa, and a new Bassett Furniture store is under construction. Our pro-rata share of the investment is expected to be between $5.1 million and $6.6 million with additional openings in 2018. The yield on this project is expected to be 10% - 12%.

At Pearlridge Center in Aiea, Hawaii (“Pearlridge”), we commenced a $33 million, 18-month renovation project. The project entails a refresh of the “Downtown” section of the center, with new tenants including a new 9,100 square foot Lindbergh men’s apparel store, an expanded and remodeled food court, new finishes and entrances, and a renovated Consolidated Theaters. Architecturally, the contemporary design will reflect the history of the area and take advantage of the natural lighting. The funding for the development will be shared pro-rata with our joint venture partner, resulting in our share of the investment of approximately $17 million and the expected yield on the project is 6% - 8%. Parts of the redevelopment came on line in late 2017, and we anticipate that the remainder of the redevelopment will open throughout the remainder of 2018.
In addition at Pearlridge, we have also commenced construction of a new stand-alone 10,000 square foot Down To Earth natural foods-and-products store, restaurant offerings including Pieology, which opened during the fourth quarter of 2017, Five Guys Burger and Fries, which opened in January of 2018. Destination local restaurateurs, Uncle's Fish House and Gen Korean Barbeque, will also join the line up at Pearlridge. Hawaii Pacific Health opened a state-of-the-art cancer treatment center in the fourth quarter of 2017 and Bank of Hawaii opened a new free-standing branch in January 2018.
At Scottsdale Quarter in Scottsdale, Arizona, our most recent redevelopment effort involves the final phase of the significant expansion of our initial development of the project. The first part of the expansion has been completed and consists of buildings on the north and south parcels with tenancy including American Girl and Design Within Reach, as well as luxury apartment homes and office space. The final component of the expansion will be comprised of approximately 300 new luxury apartment homes and 30,000 to 35,000 square feet of new street-level retail. The street-level retail and luxury apartment homes will have substantial amenities, such as new on-site parking and roof-top terraces overlooking Scottsdale Quarter and the McDowell Mountains. On February 7, 2018, the rights to construct the luxury apartment homes on the land of this final component were sold to an unrelated third party for $12.5 million and construction has since commenced. The interest in the retail unit of the planned development was retained. Tenants are expected to begin opening in this final component in 2019.
At Great Lakes Mall in Mentor, Ohio, we commenced redevelopment of a former Dillard’s Men’s Store. Dillard’s made the decision earlier in 2017 to consolidate its department stores at Great Lakes Mall into a single renovated anchor space. Round 1 Entertainment anchors the redevelopment and opened on March 30, 2018. Additional dining options, including Outback Steakhouse, and new retailers, including Hobby Lobby, are expected to open later in 2018 or early 2019. We will invest approximately $15 million in this redevelopment with an expected yield of 7% - 9%.
At Markland Mall in Kokomo, Indiana, we commenced work on our redevelopment of a former Sears department store whose lease expired in July 2017. We will invest between $16 and $18 million in the project with an expected yield of 8% - 10%. The redevelopment includes both the former Sears space as well as a former MC Sports store. We will be adding tenants that further enhance the mix of offerings at the property with the addition of ALDI, Gravity, Party City, PetSmart and Ross Dress for Less, as well as additional small shop and outparcels. The project is expected to be completed in the latter half of 2018.
At Cottonwood Mall in Albuquerque, New Mexico, we acquired the former Macy’s store for a planned redevelopment at the property. We plan to replace the former department store with a mix of home furnishings and other big box retail, including a new Hobby Lobby store. We will invest between $20 million and $22 million in this redevelopment with an expected yield of 6% - 7%.
At Grand Central Mall in Parkersburg, West Virginia, we have plans to replace an Elder-Beerman with a new, first to market H&M store. The remaining square footage will have exterior-only entrances and will likely be redeveloped for non-retail use that will help densify the property and bring additional traffic to the center.
On April 11, 2018 we acquired, through a sale-leaseback transaction, four Sears department stores and adjacent Sears Auto Centers located at Longview Mall; Polaris Fashion Place®; Southern Hills Mall; and Town Center at Aurora. The purchase price was approximately $28.5 million and was funded by a combination of the 1031 tax proceeds from the Four Corners transaction, contributions from our joint venture partner related to their pro-rata share for the Polaris Fashion Place® store and availability on our Facility. We have control of these stores for future redevelopment and Sears will continue to operate under new leases, providing aggregate minimum rent under these leases of approximately $1.25 million per annum. In addition, Sears will be responsible for paying common area maintenance charges, taxes, insurance and utilities.
In addition to the purchase of four Sears stores discussed above, in April 2018 we also proactively negotiated an early termination of a Sears lease to gain control of the real estate and commence redevelopment efforts. The lease was for the Sears store at our Southern Park Mall in Youngstown, Ohio that is expected to close in the middle of 2018. We are in discussions with new tenants for the high visibility anchor space currently occupied by Sears. Additional details on the redevelopment project will be announced in the future.

Capital Expenditures
The following table summarizes total consolidated capital expenditures on a cash basis for the three months ended March 31, 2018 (in thousands):

New developments	$302
Redevelopments and expansions	11,839
Tenant allowances	5,642
Operational capital expenditures	4,833
Total (1)	$22,616
(1) Excludes capitalized interest, wages and real estate taxes, as well as expenditures for certain equipment and fixtures, commissions, and project costs, which are included in capital expenditures, net on the consolidated statement of cash flows.
Forward-Looking Statements
Certain statements made in this section or elsewhere in this report may be deemed "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained, and it is possible that our actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks and uncertainties. Such factors include, but are not limited to: changes in asset quality and credit risk; ability to sustain revenue and earnings growth; changes in political, economic or market conditions generally and the real estate and capital markets specifically; the impact of increased competition; the availability of capital and financing; tenant or joint venture partner(s) bankruptcies; the failure to increase enclosed retail store occupancy and same-store operating income; risks associated with acquisitions, dispositions, development, re-development, expansion, leasing and management of properties; changes in market rental rates; trends in the retail industry; relationships with anchor tenants; risks relating to joint venture properties; costs of common area maintenance; competitive market forces; the level and volatility of interest rates; the rate of revenue increases as compared to expense increases; the financial stability of tenants within the retail industry; the restrictions in current financing arrangements or the failure to comply with such arrangements; the liquidity of real estate investments; the impact of changes to tax legislation and our tax positions; failure to qualify as a real estate investment trust; the failure to refinance debt at favorable terms and conditions; loss of key personnel; material changes in the dividend rates on securities or the ability to pay dividends on common shares or other securities; possible restrictions on the ability to operate or dispose of any partially-owned properties; the failure to achieve earnings/funds from operations targets or estimates; the failure to achieve projected returns or yields on development, re-development and investment properties (including joint ventures); expected gains on debt extinguishment; changes in generally accepted accounting principles or interpretations thereof; terrorist activities and international hostilities; the unfavorable resolution of legal or regulatory proceedings; the impact of future acquisitions and divestitures; assets that may be subject to impairment charges; and significant costs related to environmental issues. We discussed these and other risks and uncertainties under Part I, "Item 1A. Risk Factors" in the combined Annual Report on Form 10-K for WPG Inc. and WPG L.P. for the year ended December 31, 2017. We undertake no duty or obligation to update or revise these forward-looking statements, whether as a result of new information, future developments, or otherwise.
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
The following schedule reconciles total FFO to net income for the three months ended March 31, 2018 and 2017 (in thousands, except share/unit amounts):

	For the Three Months Ended March 31,
	2018	2017
Net income	$20,185	$14,624
Less: Preferred dividends and distributions on preferred operating partnership units	(3,568)	(3,568)
Adjustments to Arrive at FFO:
Real estate depreciation and amortization, including joint venture impact	70,199	74,521
(Gain) on disposition of interests in properties, net including impairment loss on depreciable real estate	(295)	8,458
FFO of the Operating Partnership (1)	86,521	94,035
FFO allocable to limited partners	13,439	14,834
FFO allocable to common shareholders/unitholders	$73,082	$79,201

Diluted earnings per share/unit	$0.07	$0.05
Adjustments to arrive at FFO per share/unit:
Real estate depreciation and amortization, including joint venture impact	0.32	0.33
(Gain) on disposition of interests in properties, net including impairment loss on depreciable real estate	0.00	0.04
Diluted FFO per share/unit	$0.39	$0.42

Weighted average shares outstanding - basic	187,309,744	186,278,173
Weighted average limited partnership units outstanding	34,680,058	34,986,704
Weighted average additional dilutive securities outstanding	1,288,678	525,629
Weighted average shares/units outstanding - diluted	223,278,480	221,790,506

(1)
FFO of the operating partnership decreased $7.5 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. During the three months ended March 31, 2018, we received $3.0 million less in FFO related to properties that were sold during 2017. We also received $2.6 million less in FFO from properties that are now held as joint ventures. The majority of this variance can be attributed to properties that were wholly owned during the three months ended March 31, 2017 but were transferred to the O'Connor Joint Venture II during the second quarter of 2017. Additionally, we received $2.0 million less in FFO due to an increase in the provision for credit losses for comparable properties related to tenant bankruptcies. Lastly we also incurred $3.5 million in additional interest expense when factoring in comparable properties and additional interest expense incurred on our corporate bonds. Offsetting these decreases was $7.6 million in FFO we received from the sale of outparcels primarily related to the sale to Four Corners (see details under "Overview - Basis of Presentation - Outparcel Sale").

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
The following schedule reconciles comparable NOI for our core portfolio to operating income and presents comparable NOI percent change for the three months ended March 31, 2018 and 2017 (in thousands):

	For the Three Months Ended March 31,
	2018	2017
Operating income	$45,671	$49,531

Depreciation and amortization	61,294	67,511
General and administrative	9,654	8,828
Impairment loss	—	8,509
Fee income	(2,342)	(1,582)
Management fee allocation	(16)	476
Pro-rata share of unconsolidated joint ventures in comp NOI	16,880	7,937
Property allocated corporate expense	2,756	1,826
Non-comparable properties and other (1)	1,713	706
NOI from sold properties	(13)	(3,936)
Termination income and outparcel sales	(1,766)	(1,109)
Straight-line rents	(859)	(454)
Ground lease adjustments for straight-line and fair market value	13	5
Fair market value and inducement adjustments to base rents	(3,042)	(2,200)
Less: noncore properties (2)	(3,566)	(4,343)

Comparable NOI - core portfolio	$126,377	$131,705
Comparable NOI percentage change - core portfolio	(4.0)%

(1)
Represents an adjustment to remove the NOI amounts from properties not owned and operated in all periods presented, certain non-recurring expenses (such as hurricane related expenses), as well as material insurance proceeds received in the periods presented. This also includes adjustments related to the rents from the outparcels sold to Four Corners.

(2)	NOI from the three noncore properties held in each period presented.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk from changes in interest rates, primarily LIBOR. We seek to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs by closely monitoring our variable rate debt and converting such debt to fixed rates when we deem such conversion advantageous. From time to time, we may enter into interest rate swap agreements or other interest rate hedging contracts. While these agreements are intended to lessen the impact of rising interest rates, they also expose us to the risks that the other parties to the agreements will not perform, we could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly effective cash flow hedges under GAAP guidance. As of March 31, 2018, $334.9 million (net of $10.1 million in debt issuance costs) of our aggregate consolidated indebtedness (11.4% of total consolidated indebtedness) was subject to variable interest rates, excluding amounts outstanding under variable rate loans that have been hedged to fixed interest rates.
If LIBOR rates of interest on our variable rate debt fluctuated, our future earnings and cash flows would be impacted, depending upon the current LIBOR rates and the existence of any derivative contracts currently in effect.  Based upon our variable rate debt balance as of March 31, 2018, a 50 basis point increase in LIBOR rates would result in a decrease in earnings and cash flow of $1.7 million annually and a 50 basis point decrease in LIBOR rates would result in an increase in earnings and cash flow of $1.7 million annually.  This assumes that the amount outstanding under our variable rate debt remains at $334.9 million, the balance as of March 31, 2018.

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
Changes in Internal Control Over Financial Reporting.  There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Changes in Internal Control Over Financial Reporting.  There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In addition to the other information set forth in this Quarterly Report on Form 10-Q, the reader should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the combined Annual Report on Form 10-K for WPG Inc. and WPG L.P. for the year ended December 31, 2017 (the “2017 Form 10-K”). There have been no material changes in the Company's risk factors from those disclosed in Part I, Item 1A, of the 2017 Form 10-K.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3.    Defaults Upon Senior Securities
Not applicable.

Item 4.	Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
On April 20, 2018, an affiliate of the Company (“Borrower”) received a notice from the special servicer for the $46.0 million non-recourse mortgage loan (“Loan”) secured by Towne West Square, located in Wichita, Kansas (the “Property”), to accelerate repayment of the Loan’s outstanding balance. The special servicer sent the notice of acceleration as part of its remedy for an uncured default by Borrower under the Loan. The default and resulting acceleration occurred as part of Borrower’s assessment of its options with respect to the Loan which include, restructuring the Loan, extending the term of the Loan, or transitioning the Property to the mortgage lender, among other options. The maturity date for the Loan was June 1, 2021 and its outstanding balance at April 20, 2018 was $46.0 million. In the event the Property is transitioned to the mortgage lender, the Borrower does not expect or anticipate that any cash expenditure will be necessary to pay the accelerated repayment amount and Borrower’s obligations under the Loan will be fully satisfied following such transition of the Property.

Item 6.    Exhibits

Exhibit Number	Exhibit Descriptions
10.1	Amended and Restated Revolving Credit and Term Loan Agreement dated January 22, 2018 (incorporated by reference to Form 8-K filed on January 22, 2018).
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

Date:	April 26, 2018	By:	/s/ Mark E. Yale
Mark E. Yale Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	April 26, 2018	By:	/s/ Melissa A. Indest
Melissa A. Indest Chief Accounting Officer and Senior Vice President, Finance (Principal Accounting Officer)