Form 10-Q
period 2018-06-30
WASHINGTON PRIME GROUP INC.; Washington Prime Group, L.P.
filed 2018-07-26
CIK 1594686, 1610911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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
As of July 25, 2018, Washington Prime Group Inc. had 186,050,048 shares of common stock outstanding. Washington Prime Group, L.P. has no publicly traded equity and no common stock outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarter ended June 30, 2018 of Washington Prime Group® Inc. and Washington Prime Group, L.P. Unless stated otherwise or the context requires otherwise, references to "WPG Inc." mean Washington Prime Group Inc., an Indiana corporation, and references to "WPG L.P." mean Washington Prime Group, L.P., an Indiana limited partnership, and its consolidated subsidiaries, in cases where it is important to distinguish between WPG Inc. and WPG L.P. We use the terms "WPG," the "Company,” “we,” "us," and “our” to refer to WPG Inc., WPG L.P., and entities in which WPG Inc. or WPG L.P. (or any affiliate) has a material interest on a consolidated basis, unless the context indicates otherwise.

WPG Inc. operates as a self-managed and self-administered real estate investment trust (“REIT”). WPG Inc. owns properties and conducts operations through WPG L.P., of which WPG Inc. is the sole general partner and of which it held approximately 84.4% of the partnership interests (“OP units”) at June 30, 2018. The remaining OP units are owned by various limited partners. As the sole general partner of WPG L.P., WPG Inc. has the exclusive and complete responsibility for WPG L.P.’s day-to-day management and control. Management operates WPG Inc. and WPG L.P. as one enterprise. The management of WPG Inc. consists of the same persons who direct the management of WPG L.P. As general partner with control of WPG L.P., WPG Inc. consolidates WPG L.P. for financial reporting purposes, and WPG Inc. does not have significant assets other than its investment in WPG L.P. Therefore, the assets and liabilities of WPG Inc. and WPG L.P. are substantially the same on their respective consolidated financial statements and the disclosures of WPG Inc. and WPG L.P. also are substantially similar.
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

WASHINGTON PRIME GROUP INC. AND WASHINGTON PRIME GROUP, L.P.
FORM 10-Q

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements
Washington Prime Group Inc.
Unaudited Consolidated Balance Sheets
(dollars in thousands, except share and par value amounts)

	June 30, 2018	December 31, 2017
ASSETS:
Investment properties at cost	$5,913,473	$5,807,760
Less: accumulated depreciation	2,226,646	2,139,620
	3,686,827	3,668,140
Cash and cash equivalents	53,987	52,019
Tenant receivables and accrued revenue, net	79,363	90,314
Investment in and advances to unconsolidated entities, at equity	443,963	451,839
Deferred costs and other assets	207,928	189,095
Total assets	$4,472,068	$4,451,407
LIABILITIES:
Mortgage notes payable	$1,060,687	$1,157,082
Notes payable	981,026	979,372
Unsecured term loans	684,939	606,695
Revolving credit facility	275,440	154,460
Accounts payable, accrued expenses, intangibles, and deferred revenues	251,422	264,998
Distributions payable	2,992	2,992
Cash distributions and losses in unconsolidated entities, at equity	15,421	15,421
Total liabilities	3,271,927	3,181,020
Redeemable noncontrolling interests	3,265	3,265
EQUITY:
Stockholders' Equity:
Series H Cumulative Redeemable Preferred Stock, $0.0001 par value, 4,000,000 shares issued and outstanding as of June 30, 2018 and December 31, 2017	104,251	104,251
Series I Cumulative Redeemable Preferred Stock, $0.0001 par value, 3,800,000 shares issued and outstanding as of June 30, 2018 and December 31, 2017	98,325	98,325
Common stock, $0.0001 par value, 350,000,000 shares authorized; 186,050,048 and 185,791,421 issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	19	19
Capital in excess of par value	1,244,211	1,240,483
Accumulated deficit	(418,472)	(350,594)
Accumulated other comprehensive income	12,403	6,920
Total stockholders' equity	1,040,737	1,099,404
Noncontrolling interests	156,139	167,718
Total equity	1,196,876	1,267,122
Total liabilities, redeemable noncontrolling interests and equity	$4,472,068	$4,451,407

The accompanying notes are an integral part of these statements.

Washington Prime Group Inc.
Unaudited Consolidated Statements of Operations and Comprehensive Income
(dollars in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
REVENUE:
Minimum rent	$121,787	$129,433	$245,126	$266,549
Overage rent	1,415	1,299	3,429	4,131
Tenant reimbursements	47,594	52,121	96,238	108,911
Other income	7,932	6,318	14,275	11,974
Total revenues	178,728	189,171	359,068	391,565
EXPENSES:
Property operating	35,945	35,164	72,311	72,408
Depreciation and amortization	63,796	66,620	125,090	134,131
Real estate taxes	21,094	23,253	43,135	49,260
Advertising and promotion	2,240	2,275	4,011	4,427
Provision for credit losses	611	1,903	3,957	3,484
General and administrative	11,191	9,091	20,845	17,919
Ground rent	198	996	395	2,027
Impairment loss	—	—	—	8,509
Total operating expenses	135,075	139,302	269,744	292,165
OPERATING INCOME	43,653	49,869	89,324	99,400
Interest expense, net	(34,701)	(31,281)	(69,045)	(63,769)
Gain on extinguishment of debt, net	—	21,221	—	21,221
Income and other taxes	(601)	(522)	(1,086)	(2,548)
(Loss) income from unconsolidated entities, net	(895)	(172)	267	(616)
INCOME BEFORE GAIN ON DISPOSITION OF INTERESTS IN PROPERTIES, NET	7,456	39,115	19,460	53,688
Gain on disposition of interests in properties, net	8,063	125,385	16,244	125,436
NET INCOME	15,519	164,500	35,704	179,124
Net income attributable to noncontrolling interests	1,925	25,525	4,586	27,339
NET INCOME ATTRIBUTABLE TO THE COMPANY	13,594	138,975	31,118	151,785
Less: Preferred share dividends	(3,508)	(3,508)	(7,016)	(7,016)
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$10,086	$135,467	$24,102	$144,769

EARNINGS PER COMMON SHARE, BASIC	$0.05	$0.73	$0.13	$0.78

EARNINGS PER COMMON SHARE, DILUTED	$0.05	$0.72	$0.13	$0.77

COMPREHENSIVE INCOME:
Net income	$15,519	$164,500	$35,704	$179,124
Unrealized income (loss) on interest rate derivative instruments, net	602	(2,050)	5,819	299
Comprehensive income	16,121	162,450	41,523	179,423
Comprehensive income attributable to noncontrolling interests	2,024	25,206	5,506	27,397
Comprehensive income attributable to common shareholders	$14,097	$137,244	$36,017	$152,026

The accompanying notes are an integral part of these statements.

Washington Prime Group Inc.
Unaudited Consolidated Statements of Cash Flows
(dollars in thousands)

	For the Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$35,704	$179,124
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including fair value rent, fair value debt, deferred financing costs and equity-based compensation	126,545	132,289
Gain on extinguishment of debt, net	—	(21,221)
Gain on disposition of interests in properties and outparcels, net	(16,244)	(125,710)
Impairment loss	—	8,509
Provision for credit losses	3,957	3,484
(Income) loss from unconsolidated entities, net	(267)	616
Distributions of income from unconsolidated entities	2,817	161
Changes in assets and liabilities:
Tenant receivables and accrued revenue, net	9,017	3,288
Deferred costs and other assets	(15,858)	(11,479)
Accounts payable, accrued expenses, deferred revenues and other liabilities	(9,900)	(9,814)
Net cash provided by operating activities	135,771	159,247
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(80,108)	—
Capital expenditures, net	(59,772)	(70,967)
Net proceeds from disposition of interests in properties and outparcels	23,402	203,624
Investments in unconsolidated entities	(12,054)	(36,747)
Distributions of capital from unconsolidated entities	22,923	56,962
Net cash (used in) provided by investing activities	(105,609)	152,872
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to noncontrolling interest holders in properties	(5)	(23)
Redemption of limited partner units	(25)	(12)
Net proceeds from issuance of common shares, including common stock plans	—	13
Purchase of redeemable noncontrolling interest	—	(6,830)
Distributions on common and preferred shares/units	(118,385)	(118,073)
Proceeds from issuance of debt, net of transaction costs	593,714	368,199
Repayments of debt	(492,548)	(540,003)
Net cash used in financing activities	(17,249)	(296,729)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	12,913	15,390
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	70,201	88,514
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$83,114	$103,904

The accompanying notes are an integral part of these statements.

Washington Prime Group Inc.
Unaudited Consolidated Statement of Equity
(dollars in thousands, except per share/unit amounts)

	Preferred Series H	Preferred Series I	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity	Non- Controlling Interests	Total Equity	Redeemable Non-Controlling Interests
Balance, December 31, 2017	$104,251	$98,325	$19	$1,240,483	$(350,594)	$6,920	$1,099,404	$167,718	$1,267,122	$3,265
Cumulative effect of accounting standards	—	—	—	(389)	1,890	584	2,085	389	2,474	—
Redemption of limited partner units	—	—	—	—	—	—	—	(25)	(25)	—
Other	—	—	—	(89)	—	—	(89)	—	(89)	—
Equity-based compensation	—	—	—	3,771	—	—	3,771	490	4,261	—
Adjustments to noncontrolling interests	—	—	—	435	—	—	435	(435)	—	—
Distributions on common shares/units ($0.50 per common share/unit)	—	—	—	—	(93,870)	—	(93,870)	(17,384)	(111,254)	—
Distributions declared on preferred shares	—	—	—	—	(7,016)	—	(7,016)	—	(7,016)	—
Other comprehensive income	—	—	—	—	—	4,899	4,899	920	5,819	—
Net income, excluding $120 of distributions to preferred unitholders	—	—	—	—	31,118	—	31,118	4,466	35,584	—
Balance, June 30, 2018	$104,251	$98,325	$19	$1,244,211	$(418,472)	$12,403	$1,040,737	$156,139	$1,196,876	$3,265

The accompanying notes are an integral part of this statement.

Washington Prime Group, L.P.
Unaudited Consolidated Balance Sheets
(dollars in thousands, except unit amounts)

	June 30, 2018	December 31, 2017
ASSETS:
Investment properties at cost	$5,913,473	$5,807,760
Less: accumulated depreciation	2,226,646	2,139,620
	3,686,827	3,668,140
Cash and cash equivalents	53,987	52,019
Tenant receivables and accrued revenue, net	79,363	90,314
Investment in and advances to unconsolidated entities, at equity	443,963	451,839
Deferred costs and other assets	207,928	189,095
Total assets	$4,472,068	$4,451,407
LIABILITIES:
Mortgage notes payable	$1,060,687	$1,157,082
Notes payable	981,026	979,372
Unsecured term loans	684,939	606,695
Revolving credit facility	275,440	154,460
Accounts payable, accrued expenses, intangibles, and deferred revenues	251,422	264,998
Distributions payable	2,992	2,992
Cash distributions and losses in unconsolidated entities, at equity	15,421	15,421
Total liabilities	3,271,927	3,181,020
Redeemable noncontrolling interests	3,265	3,265
EQUITY:
Partners' Equity:
General partner
Preferred equity, 7,800,000 units issued and outstanding as of June 30, 2018 and December 31, 2017	202,576	202,576
Common equity, 186,050,048 and 185,791,421 units issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	838,161	896,828
Total general partners' equity	1,040,737	1,099,404
Limited partners, 34,756,137 and 34,760,026 units issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	155,086	166,660
Total partners' equity	1,195,823	1,266,064
Noncontrolling interests	1,053	1,058
Total equity	1,196,876	1,267,122
Total liabilities, redeemable noncontrolling interests and equity	$4,472,068	$4,451,407

The accompanying notes are an integral part of these statements.

Washington Prime Group, L.P.
Unaudited Consolidated Statements of Operations and Comprehensive Income
(dollars in thousands, except per unit amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
REVENUE:
Minimum rent	$121,787	$129,433	$245,126	$266,549
Overage rent	1,415	1,299	3,429	4,131
Tenant reimbursements	47,594	52,121	96,238	108,911
Other income	7,932	6,318	14,275	11,974
Total revenues	178,728	189,171	359,068	391,565
EXPENSES:
Property operating	35,945	35,164	72,311	72,408
Depreciation and amortization	63,796	66,620	125,090	134,131
Real estate taxes	21,094	23,253	43,135	49,260
Advertising and promotion	2,240	2,275	4,011	4,427
Provision for credit losses	611	1,903	3,957	3,484
General and administrative	11,191	9,091	20,845	17,919
Ground rent	198	996	395	2,027
Impairment loss	—	—	—	8,509
Total operating expenses	135,075	139,302	269,744	292,165
OPERATING INCOME	43,653	49,869	89,324	99,400
Interest expense, net	(34,701)	(31,281)	(69,045)	(63,769)
Gain on extinguishment of debt, net	—	21,221	—	21,221
Income and other taxes	(601)	(522)	(1,086)	(2,548)
(Loss) income from unconsolidated entities, net	(895)	(172)	267	(616)
INCOME BEFORE GAIN ON DISPOSITION OF INTERESTS IN PROPERTIES, NET	7,456	39,115	19,460	53,688
Gain on disposition of interests in properties, net	8,063	125,385	16,244	125,436
NET INCOME ATTRIBUTABLE TO UNITHOLDERS	15,519	164,500	35,704	179,124
Less: Preferred unit distributions	(3,568)	(3,568)	(7,136)	(7,136)
NET INCOME ATTRIBUTABLE TO COMMON UNITHOLDERS	$11,951	$160,932	$28,568	$171,988

NET INCOME ATTRIBUTABLE TO COMMON UNITHOLDERS:
General partner	$10,086	$135,467	$24,102	$144,769
Limited partners	1,865	25,465	4,466	27,219
Net income attributable to common unitholders	$11,951	$160,932	$28,568	$171,988

EARNINGS PER COMMON UNIT, BASIC	$0.05	$0.73	$0.13	$0.78

EARNINGS PER COMMON UNIT, DILUTED	$0.05	$0.72	$0.13	$0.77

COMPREHENSIVE INCOME:
Net income	$15,519	$164,500	$35,704	$179,124
Unrealized income (loss) on interest rate derivative instruments, net	602	(2,050)	5,819	299
Comprehensive income	$16,121	$162,450	$41,523	$179,423

The accompanying notes are an integral part of these statements.

Washington Prime Group, L.P.
Unaudited Consolidated Statements of Cash Flows
(dollars in thousands)

	For the Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$35,704	$179,124
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including fair value rent, fair value debt, deferred financing costs and equity-based compensation	126,545	132,289
Gain on extinguishment of debt, net	—	(21,221)
Gain on disposition of interests in properties and outparcels, net	(16,244)	(125,710)
Impairment loss	—	8,509
Provision for credit losses	3,957	3,484
(Income) loss from unconsolidated entities, net	(267)	616
Distributions of income from unconsolidated entities	2,817	161
Changes in assets and liabilities:
Tenant receivables and accrued revenue, net	9,017	3,288
Deferred costs and other assets	(15,858)	(11,479)
Accounts payable, accrued expenses, deferred revenues and other liabilities	(9,900)	(9,814)
Net cash provided by operating activities	135,771	159,247
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(80,108)	—
Capital expenditures, net	(59,772)	(70,967)
Net proceeds from disposition of interests in properties and outparcels	23,402	203,624
Investments in unconsolidated entities	(12,054)	(36,747)
Distributions of capital from unconsolidated entities	22,923	56,962
Net cash (used in) provided by investing activities	(105,609)	152,872
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to noncontrolling interest holders in properties	(5)	(23)
Redemption of limited partner units	(25)	(12)
Net proceeds from issuance of common units, including equity-based compensation plans	—	13
Purchase of redeemable noncontrolling interest	—	(6,830)
Distributions to unitholders	(118,385)	(118,073)
Proceeds from issuance of debt, net of transaction costs	593,714	368,199
Repayments of debt	(492,548)	(540,003)
Net cash used in financing activities	(17,249)	(296,729)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	12,913	15,390
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	70,201	88,514
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$83,114	$103,904

The accompanying notes are an integral part of these statements.

Washington Prime Group, L.P.
Unaudited Consolidated Statement of Equity
(dollars in thousands, except per unit amounts)

	General Partner
	Preferred	Common	Total	Limited Partners	Total Partners' Equity	Non- Controlling Interests	Total Equity	Redeemable Non-Controlling Interests
Balance, December 31, 2017	$202,576	$896,828	$1,099,404	$166,660	$1,266,064	$1,058	$1,267,122	$3,265
Cumulative effect of accounting standards	—	2,085	2,085	389	2,474	—	2,474	—
Redemption of limited partner units	—	—	—	(25)	(25)	—	(25)	—
Other	—	(89)	(89)	—	(89)	—	(89)	—
Equity-based compensation	—	3,771	3,771	490	4,261	—	4,261	—
Adjustments to limited partners' interests	—	435	435	(435)	—	—	—	—
Distributions on common units ($0.50 per common unit)	—	(93,870)	(93,870)	(17,379)	(111,249)	(5)	(111,254)	—
Distributions declared on preferred units	(7,016)	—	(7,016)	—	(7,016)	—	(7,016)	(120)
Other comprehensive income	—	4,899	4,899	920	5,819	—	5,819	—
Net income	7,016	24,102	31,118	4,466	35,584	—	35,584	120
Balance, June 30, 2018	$202,576	$838,161	$1,040,737	$155,086	$1,195,823	$1,053	$1,196,876	$3,265

The accompanying notes are an integral part of this statement.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

1.	Organization
Washington Prime Group Inc. (“WPG Inc.”) is an Indiana corporation that operates as a fully integrated, self‑administered and self‑managed real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended (the "Code"). WPG Inc. will generally qualify as a REIT for U.S. federal income tax purposes as long as it continues to distribute at least 90% of its REIT taxable income and satisfy certain other requirements. WPG Inc. will generally be allowed a deduction against its U.S. federal income tax liability for dividends paid by it to REIT shareholders, thereby reducing or eliminating any corporate level taxation to WPG Inc. Washington Prime Group, L.P. (“WPG L.P.”) is WPG Inc.'s majority‑owned limited partnership subsidiary that owns, develops and manages, through its affiliates, all of WPG Inc.'s real estate properties and other assets. WPG Inc. is the sole general partner of WPG L.P. As of June 30, 2018, our assets consisted of material interests in 109 shopping centers in the United States, consisting of open air properties and enclosed retail properties, comprised of approximately 60 million square feet of gross leasable area.
Unless the context otherwise requires, references to "WPG," the "Company," “we,” “us” or “our” refer to WPG Inc., WPG L.P. and entities in which WPG Inc. or WPG L.P. (or any affiliate) has a material ownership or financial interest, on a consolidated basis.
We derive our revenues primarily from retail tenant leases, including fixed minimum rent leases, overage and percentage rent leases based on tenants’ sales volumes, offering property operating services to our tenants and others, including energy, waste handling and facility services, and reimbursements from tenants for certain recoverable costs such as property operating, real estate taxes, repair and maintenance, and advertising and promotional expenses.
We seek to enhance the performance of our properties and increase our revenues by, among other things, securing leases of anchor and inline tenant spaces, re‑developing or renovating existing properties to increase the leasable square footage, and increasing the productivity of occupied locations through aesthetic upgrades, re‑merchandising and/or changes to the retail use of the space.
Severance
On May 7, 2018, the Company's Executive Vice President, Property Management was terminated without cause from his position and received severance payments and other benefits pursuant to the terms and conditions of his employment agreement. In addition, the Company terminated without cause additional non-executive personnel. In connection with and as part of the aforementioned management changes, the Company recorded aggregate severance charges of $2.0 million, including $0.5 million of non-cash stock compensation in the form of accelerated vesting of equity incentive awards, which costs are included in general and administrative expense in the accompanying consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2018.

2.	Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The consolidated balance sheets as of June 30, 2018 and December 31, 2017 include the accounts of WPG Inc. and WPG L.P., as well as their majority owned and controlled subsidiaries. The accompanying consolidated statements of operations include the consolidated accounts of the Company. All intercompany transactions have been eliminated in consolidation. Due to the seasonal nature of certain operational activities, the results for the interim period ended June 30, 2018 are not necessarily indicative of the results to be expected for the full year.
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
There have been no changes during the six months ended June 30, 2018 to any of our previous conclusions about whether an entity qualifies as a VIE or whether we are the primary beneficiary of any previously identified VIE. During the six months ended June 30, 2018, we did not provide financial or other support to a previously identified VIE that we were not previously contractually obligated to provide.
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
As of June 30, 2018, our assets consisted of material interests in 109 shopping centers. The consolidated financial statements as of that date reflect the consolidation of 92 wholly owned properties and four additional properties that are less than wholly owned, but which we control or for which we are the primary beneficiary. We account for our interests in the remaining 13 properties, or the joint venture properties, using the equity method of accounting. While we manage the day-to-day operations of the joint venture properties, we do not control the operations as we have determined that our partner or partners have substantive participating rights with respect to the assets and operations of these joint venture properties.
We allocate net operating results of WPG L.P. to third parties and to WPG Inc. based on the partners' respective weighted average ownership interests in WPG L.P. Net operating results of WPG L.P. attributable to third parties are reflected in net income attributable to noncontrolling interests. WPG Inc.'s weighted average ownership interest in WPG L.P. was 84.4% and 84.2% for the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018 and December 31, 2017, WPG Inc.'s ownership interest in WPG L.P. was 84.4% and 84.3%, respectively. We adjust the noncontrolling limited partners' interests at the end of each period to reflect their interest in WPG L.P.

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
In accordance with ASU 2014-09 requirements, the disclosure of the impact of adoption on our consolidated statements of operations for three and six months ended June 30, 2018 and consolidated balance sheet as of June 30, 2018 were as follows:

	For the Three Months Ended June 30, 2018			For the Six Months Ended June 30, 2018
	As Reported	Balances Without Adoption of ASU 2014-09	Effect of Change Higher/(Lower)	As Reported	Balances Without Adoption of ASU 2014-09	Effect of Change Higher/(Lower)
Consolidated Statements of Operations
Revenues
Other income	$7,932	$7,819	$113	$14,275	$14,022	$253

	June 30, 2018
	As Reported	Balances Without Adoption of ASU 2014-09	Effect of Change Higher/(Lower)
Balance Sheet
Liabilities
Accounts payable, accrued expenses, intangibles, and deferred revenues	$251,422	$254,149	$(2,727)

Equity
Capital in excess of par value	$1,244,211	$1,244,637	$(426)
Accumulated deficit	$(418,472)	$(421,199)	$2,727
Noncontrolling interests	$156,139	$155,713	$426

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
The following is a summary of our cash, cash equivalents and restricted cash total as presented in our statements of cash flows for the six months ended June 30, 2018 and 2017:

	For the Six Months Ended June 30,
	2018	2017
Cash and cash equivalents	$53,987	$76,759
Restricted cash	29,127	27,145
Total cash, cash equivalents and restricted cash	$83,114	$103,904
For the six months ended June 30, 2017, restricted cash related to cash flows provided by operating activities of $4.6 million, restricted cash related to cash flows used in investing activities of $3.5 million, and restricted cash related to cash flows used in financing activities of $3.0 million were reclassified. Restricted cash primarily relates to cash held in escrow for payment of real estate taxes and property reserves for maintenance, expansion or leasehold improvements as required by our mortgage loans and cash held in escrow under Section 1031 of the Code to fund potential acquisitions. Restricted cash is included in "Deferred costs and other assets" in the accompanying balance sheets as of June 30, 2018 and December 31, 2017.
New Standards Issued But Not Yet Adopted
In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-02, "Leases (Topic 842)." ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. It is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. In March 2018, the FASB indicated it intended to approve an amendment that provides an entity the optional transition method to initially account for the impact of the adoption ASU 2016-02 with a cumulative adjustment to retained earnings on January 1, 2019 (the effective date of the ASU), rather than January 1, 2017, which would eliminate the need to restate amounts presented prior to January 1, 2019. From a lessee perspective, the Company currently has four material ground leases, two material office leases, and one material garage lease that, under the new guidance, will result in the recognition of a lease liability and corresponding right-of-use asset. Undiscounted future minimum lease payments due under these leases total approximately $32.1 million with termination dates which range from 2023 to 2076.
From a lessor perspective, the new guidance remains mostly similar to current rules, though contract consideration will now be allocated between lease and non-lease components. Non-lease component allocations will be recognized under ASU 2014-09, and we expect that this will result in a different pattern of recognition for certain non-lease components, including for fixed common-area ("CAM") revenues. However, the FASB's intended amendment to ASU 2016-02 referred to above allows lessors to elect, as a practical expedient, not to allocate the total consideration to lease and non-lease components based on their relative standalone selling prices. This practical expedient will allow lessors to elect a combined single lease component presentation if (i) the timing and pattern of the revenue recognition of the combined single lease component is the same, and (ii) the combined single component would be classified as an operating lease. We believe we meet the criteria to use this practical expedient. In addition, ASU 2016-02 limits the capitalization of leasing costs to initial direct costs, which will likely result in a reduction to our capitalized leasing costs and an increase to general and administrative expenses, though the amount of such changes is highly dependent upon the leasing compensation structures in place at the time of adoption. For the six months ended June 30, 2018 and 2017, the Company deferred $8.7 million and $8.0 million of internal leasing costs, respectively. We are currently evaluating the impact the adoption of this standard will have on our consolidated financial statements.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

Revenue
The following tables disaggregate our revenue by major source for the three and six months ended June 30, 2018:

	For the Three Months Ended June 30, 2018
	Minimum rent	Overage rent	Tenant reimbursements	Other income	Total
Lease related	$121,787	$1,415	$47,594	$258	$171,054
Ancillary	—	—	—	2,054	2,054
Fee related	—	—	—	2,140	2,140
Other(1)	—	—	—	3,480	3,480
Total revenues	$121,787	$1,415	$47,594	$7,932	$178,728

	For the Six Months Ended June 30, 2018
	Minimum rent	Overage rent	Tenant reimbursements	Other income	Total
Lease related	$245,126	$3,429	$96,238	$2,024	$346,817
Ancillary	—	—	—	3,703	3,703
Fee related	—	—	—	4,482	4,482
Other(1)	—	—	—	4,066	4,066
Total revenues	$245,126	$3,429	$96,238	$14,275	$359,068
(1) Primarily relates to insurance proceeds received from property insurance claims and excess franchise tax refunds for a previously-owned property.
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
Other Income
Lease related: We collect lease termination income from tenants to allow for the tenant to vacate their space prior to their scheduled lease termination date. We recognize lease termination income in the period when a termination agreement is signed, collectability is assured, and we are no longer obligated to provide space to the tenant. In the event that a tenant is in bankruptcy when the termination agreement is signed, termination fee income is deferred and recognized when, and if, it is received.

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
2018 Acquisitions
On April 11, 2018, we acquired, through a sale-leaseback transaction, four Sears department stores and adjacent Sears Auto Centers at Longview Mall, located in Longview, Texas; Polaris Fashion Place®, located in Columbus, Ohio; Southern Hills Mall, located in Sioux City, Iowa; and Town Center at Aurora, located in Aurora, Colorado. The purchase price was approximately $28.5 million and was funded by a combination of $13.4 million from our Facility (as defined in Note 6 - "Indebtedness"), $9.7 million from the first tranche of the Four Corners transaction, as discussed below, and $5.4 million from O'Connor Mall Partners, L.P. related to their pro-rata share of the joint venture that owns Polaris Fashion Place® (see Note 5 - "Investment in Unconsolidated Entities, at Equity").
On April 24, 2018, the Company closed on the acquisition of Southgate Mall, located in Missoula, Montana, for $58.0 million, which was initially funded from our Facility (as defined in Note 6 - "Indebtedness"). From a tax perspective, the Company structured the purchase of Southgate Mall as a planned reverse Section 1031 exchange based on the disposition of certain outparcel sales to Four Corners that have closed or will close in several tranches as further discussed below.
The following table summarizes the fair value allocation for the acquisitions, which were finalized during the three months ended June 30, 2018:

Investment properties	$72,647
Investment in and advances to unconsolidated entities, at equity	5,543
Deferred costs and other assets	10,311
Accounts payable, accrued expenses, intangibles, and deferred revenue	(8,393)
Net cash paid for acquisitions	$80,108
Intangibles of $10.3 million, which relate primarily to above-market leases and lease in place values, are included in “Deferred costs and other assets” as of the respective acquisition dates. The weighted average useful life of the intangible assets is 11.5 years. Intangibles of $4.9 million, which relate primarily to below-market leases, are included in “Accounts payable, accrued expense, intangibles, and deferred revenue” as of the respective acquisition dates. The weighted average useful life of the intangible liabilities is 9.6 years.
The transactions were accounted for as asset acquisitions and accordingly, $0.6 million of transaction costs were capitalized as part of the allocation of fair value.
2018 Dispositions
On January 12, 2018, we completed the sale of the first tranche of restaurant outparcels to FCPT Acquisitions, LLC ("Four Corners") pursuant to the purchase and sale agreement executed on September 20, 2017 between the Company and Four Corners. The first tranche consisted of 10 outparcels, with an allocated purchase price of approximately $13.7 million. The net proceeds of approximately $13.5 million were used to fund a portion of the acquisition of the Sears parcels on April 11, 2018, as discussed above, and for general corporate purposes. Additionally, on June 29, 2018, we completed the sale of the second tranche, which consisted of 5 outparcels, for an allocated purchase price of approximately $9.5 million. The Company received net proceeds of approximately $9.4 million, of which approximately $7.5 million has been restricted under Section 1031 of the Code to fund potential acquisitions. The Company expects to close on the remaining outparcels during the second half of 2018, subject to due diligence and closing conditions.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

In connection with the 2018 disposition activities, the Company recorded net gains of $8.1 million and $16.2 million for the three and six months ended June 30, 2018, respectively, which are included in gain on disposition of interests in properties, net in the accompanying consolidated statements of operations and comprehensive income.
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
In connection with the 2017 disposition activities, the Company recorded net gains of $125.4 million for the three and six months ended June 30, 2017, which are included in gain on disposition of interests in properties, net in the accompanying consolidated statements of operations and comprehensive income.
Impairment
During the first quarter of 2017, the Company entered into a purchase and sale agreement to dispose of Morgantown Commons, which was sold in the second quarter of 2017. We shortened the hold period used in assessing impairment for the asset during the quarter ended March 31, 2017, which resulted in the carrying value not being recoverable from the expected cash flows. The purchase offer represented the best available evidence of fair value for this property. We compared the fair value to the carrying value, which resulted in the recording of a one-time non-cash impairment charge of approximately $8.5 million in the accompanying consolidated statements of operations and comprehensive income for the six months ended June 30, 2017.

5.	Investment in Unconsolidated Entities, at Equity
The Company's investment activity in unconsolidated real estate entities during the six months ended June 30, 2018 and June 30, 2017 consisted of investments in the following material joint ventures:

•	The O'Connor Joint Venture I
This investment consists of a 51% noncontrolling interest held by the Company in a portfolio of five enclosed retail properties and related outparcels, consisting of the following: The Mall at Johnson City located in Johnson City, Tennessee; Pearlridge Center located in Aiea, Hawaii; Polaris Fashion Place®; Scottsdale Quarter® located in Scottsdale, Arizona; and Town Center Plaza (which consists of Town Center Plaza and the adjacent Town Center Crossing) located in Leawood, Kansas. We retained management, leasing, and development responsibilities for the O'Connor Joint Venture I.
On April 11, 2018, the O'Connor Joint Venture I closed on the acquisition of the Sears department store located at Polaris Fashion Place® in connection with our acquisition of additional Sears department stores (see Note 4 - "Investment in Real Estate").
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
During the quarter ended June 30, 2017, we completed an additional joint venture transaction with O'Connor Mall Partners, L.P. ("O'Connor"), an unaffiliated third party and our partner in the O'Connor Joint Venture I, with respect to the ownership and operation of seven retail properties and certain related outparcels, consisting of the following: The Arboretum, located in Austin, Texas; Arbor Hills, located in Ann Arbor, Michigan; Classen Curve and The Triangle at Classen Curve, each located in Oklahoma City, Oklahoma and Nichols Hills Plaza, located in Nichols Hills, Oklahoma (the "Oklahoma City Properties"); Gateway Centers, located in Austin, Texas; Malibu Lumber Yard; Palms Crossing I and II, located in McAllen, Texas; and The Shops at Arbor Walk, located in Austin, Texas (the "O'Connor Joint Venture II"). The transaction valued the properties at $598.6 million before closing adjustments and debt assumptions. Under the terms of the agreement, we retained a 51% noncontrolling interest in the O'Connor Joint Venture II and sold the remaining 49% interest to O'Connor. The transaction generated net proceeds to the Company of approximately $138.9 million, after taking into consideration costs associated with the transaction and the assumption of debt, which we used to reduce the Company's debt as well as for general corporate purposes. At the time of closing, we deconsolidated the properties included in the O'Connor Joint Venture II and recorded a gain in connection with this partial sale of $126.1 million, which is included in gain on disposition of interests in properties, net in the accompanying consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2017. The gain was recorded pursuant to ASC 360-20 and calculated based upon proceeds received, less 49% of the book value of the deconsolidated net assets. Our retained 51% noncontrolling equity method interest was valued at historical cost based upon the pro rata book value of the retained interest in the net assets. We retained management and leasing responsibilities for the properties included in the O'Connor Joint Venture II for which we collect a fee. Our partner's substantive participating rights over certain decisions most important to the operations of the O'Connor Joint Venture II preclude our control and consolidation of this venture.
In connection with the formation of this joint venture, we recorded transaction costs of approximately $6.4 million as part of our basis in this investment.

•	The Seminole Joint Venture
This investment consists of a 45% legal interest held by the Company in Seminole Towne Center, an approximate 1.1 million square foot enclosed regional retail property located in the Orlando, Florida area. The Company's effective financial interest in this property (after preferences) is estimated to be approximately 8% for 2018. We retain management and leasing responsibilities for the Seminole Joint Venture for which we collect a fee.
Advances to the O'Connor Joint Venture I and O'Connor Joint Venture II totaled $4.9 million and $4.3 million as of June 30, 2018 and December 31, 2017, respectively, which are included in investment in and advances to unconsolidated entities, at equity in the accompanying consolidated balance sheets. Management deems this balance to be collectible and anticipates repayment within one year.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

The following table presents the combined balance sheets for the O'Connor Joint Venture I, O'Connor Joint Venture II, the Seminole Joint Venture, and an indirect 12.5% ownership interest in certain real estate as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Assets:
Investment properties at cost, net	$1,959,951	$1,972,208
Construction in progress	52,947	44,817
Cash and cash equivalents	35,128	40,955
Tenant receivables and accrued revenue, net	30,647	30,866
Deferred costs and other assets (1)	158,571	174,665
Total assets	$2,237,244	$2,263,511
Liabilities and Members’ Equity:
Mortgage notes payable	$1,297,494	$1,302,143
Accounts payable, accrued expenses, intangibles, and deferred revenues(2)	146,123	148,273
Total liabilities	1,443,617	1,450,416
Members’ equity	793,627	813,095
Total liabilities and members’ equity	$2,237,244	$2,263,511
Our share of members’ equity, net	$404,267	$414,245

Our share of members’ equity, net	$404,267	$414,245
Advances and excess investment	24,275	22,173
Net investment in and advances to unconsolidated entities, at equity(3)	$428,542	$436,418

(1)	Includes value of acquired in-place leases and acquired above-market leases with a net book value of $98,666 and $107,869 as of June 30, 2018 and December 31, 2017, respectively.

(2)	Includes the net book value of below market leases of $62,569 and $69,269 as of June 30, 2018 and December 31, 2017, respectively.

(3)
Includes $443,963 and $451,839 of investment in and advances to unconsolidated entities, at equity as of June 30, 2018 and December 31, 2017, respectively, and $15,421 of cash distributions and losses in unconsolidated entities, at equity as of June 30, 2018 and December 31, 2017.

The following table presents the combined statements of operations for the O'Connor Joint Venture II for the three and six months ended June 30, 2018 and from May 12, 2017, and, in the case of Malibu Lumber Yard, for the period from June 13, 2017, through June 30, 2017 and the O'Connor Joint Venture I, the Seminole Joint Venture, and an indirect 12.5% ownership interest in certain real estate for all periods presented during which the Company accounted for these investments as unconsolidated entities for the three and six months ended June 30, 2018 and 2017:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Total revenues	$64,180	$58,852	$130,082	$107,286
Operating expenses	27,377	24,404	53,245	44,995
Depreciation and amortization	24,364	22,225	47,825	41,259
Operating income	12,439	12,223	29,012	21,032
Interest expense, taxes, and other, net	(12,949)	(11,574)	(25,988)	(20,033)
Net (loss) income from the Company's unconsolidated real estate entities	$(510)	$649	$3,024	$999

Our share of (loss) income from the Company's unconsolidated real estate entities	$(895)	$(172)	$267	$(616)

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

6.	Indebtedness
Mortgage Debt
Total mortgage indebtedness at June 30, 2018 and December 31, 2017 was as follows:

	June 30, 2018	December 31, 2017
Face amount of mortgage loans	$1,056,888	$1,152,436
Fair value adjustments, net	7,024	8,338
Debt issuance cost, net	(3,225)	(3,692)
Carrying value of mortgage loans	$1,060,687	$1,157,082
A roll forward of mortgage indebtedness from December 31, 2017 to June 30, 2018 is summarized as follows:

Balance at December 31, 2017	$1,157,082
Debt amortization payments	(9,048)
Repayment of debt	(86,500)
Amortization of fair value and other adjustments	(1,396)
Amortization of debt issuance costs	549
Balance at June 30, 2018	$1,060,687
On June 8, 2018, the Company exercised the first of three options to extend the maturity date of the $65.0 million term loan secured by Weberstown Mall, located in Stockton, California, for one year. The extended maturity date is June 8, 2019, subject to two one-year extensions available at our option subject to compliance with the terms of the underlying loan agreement and payment of customary extension fees.
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

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

The following table identifies our total unsecured debt outstanding at June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Notes payable:
Face amount - the Exchange Notes(1)	$250,000	$250,000
Face amount - 5.950% Notes due 2024(2)	750,000	750,000
Debt discount, net	(10,391)	(11,086)
Debt issuance costs, net	(8,583)	(9,542)
Total carrying value of notes payable	$981,026	$979,372

Unsecured term loans:(8)
Face amount - Term Loan(3)(4)	$350,000	$—
Face amount - December 2015 Term Loan(5)	340,000	340,000
Face amount - June 2015 Term Loan(6)	—	270,000
Debt issuance costs, net	(5,061)	(3,305)
Total carrying value of unsecured term loans	$684,939	$606,695

Revolving credit facility:(3)(7)
Face amount	$280,000	$155,000
Debt issuance costs, net	(4,560)	(540)
Total carrying value of revolving credit facility	$275,440	$154,460
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
(4) The Term Loan bears interest at one-month LIBOR plus 1.45% per annum and will mature on December 30, 2022. We had interest rate swap agreements totaling $270.0 million, which effectively fixed the interest rate on a portion of the Term Loan at 2.56% per annum through June 30, 2018. On May 9, 2018, we executed swap agreements totaling $250.0 million to replace the matured swap agreements, which effectively fix the interest rate on a portion of the Term Loan at 4.21% through June 30, 2021. At June 30, 2018, the applicable interest rate on the unhedged portion of the Term Loan was one-month LIBOR plus 1.45% or 3.54%.
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
(7) As of December 31, 2017, the Revolver provided borrowings on a revolving basis up to $900.0 million, bore interest at one-month LIBOR plus 1.25%, and was initially scheduled to mature on May 30, 2018. During the three months ended March 31, 2018, we amended the terms of the Revolver to provide borrowings on a revolving basis up to $650.0 million at one-month LIBOR plus 1.25%. Under the amended terms, the Revolver will mature on December 30, 2021, subject to two six-month extensions available at our option subject to compliance with terms of the Facility and payment of a customary extension fee. Upon the amended terms, the Company wrote off $0.3 million of debt issuance costs. At June 30, 2018, we had an aggregate available borrowing capacity of $369.8 million under the Revolver, net of $0.2 million reserved for outstanding letters of credit. At June 30, 2018, the applicable interest rate on the Revolver was one-month LIBOR plus 1.25% or 3.34%.
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

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

Covenants
Our unsecured debt agreements contain financial and other covenants. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender including adjustments to the applicable interest rate. As of June 30, 2018, management believes the Company is in compliance with all covenants of its unsecured debt.
The total balance of mortgages was approximately $1.1 billion as of June 30, 2018. At June 30, 2018, certain of our consolidated subsidiaries were the borrowers under 23 non-recourse loans and one full-recourse loan secured by mortgages encumbering 27 properties, including one separate pool of cross-defaulted and cross-collateralized mortgages encumbering a total of four properties. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt instruments contain financial and other non-financial covenants which are specific to the properties which serve as collateral for that debt. If the borrower fails to comply with these covenants, the lender could accelerate the debt and enforce its right against their collateral. Our existing non-recourse mortgage loans generally prohibit our subsidiaries that are borrowers thereunder from incurring additional indebtedness, subject to certain customary and limited exceptions. In addition, certain of these instruments limit the ability of the applicable borrower's parent entity from incurring mezzanine indebtedness unless certain conditions are satisfied, including compliance with maximum loan to value ratio and minimum debt service coverage ratio tests. Further, under certain of these existing agreements, if certain cash flow levels in respect of the applicable mortgaged property (as described in the applicable agreement) are not maintained for at least two consecutive quarters, the lender could accelerate the debt and enforce its right against its collateral.
On May 29, 2018, we received a notice of default letter, dated May 25, 2018, from the special servicer to the borrower, a consolidated subsidiary of WPG L.P., concerning the $94.0 million mortgage loan secured by Rushmore Mall ("Rushmore"), located in Rapid City, South Dakota. The notice was issued by the special servicer because the borrower notified the lender that there were insufficient funds to ensure future compliance with the mortgage loan due to the loss of certain tenants at Rushmore. The borrower has initiated discussions with the special servicer regarding this non-recourse loan and is considering various options including restructuring the loan, extending the term of the loan, and transitioning Rushmore to the mortgage lender, among other options.
On April 11, 2018, we received a notice of default letter, dated April 6, 2018, from the special servicer to the borrower, a consolidated subsidiary of WPG L.P., concerning the $45.7 million mortgage loan secured by Towne West Square, located in Wichita, Kansas. The notice was issued by the special servicer because the borrower did not make certain reserve payments or deposits as required by the loan agreement for the aforementioned loan. The borrower initiated discussions with the special servicer regarding this non-recourse loan and considered various options which included restructuring the loan, extending the term of the loan, and transitioning the property to the mortgage lender, among other options. On April 20, 2018, the borrower received a notice from the special servicer to accelerate repayment of the loan's outstanding balance. In the event the property is transitioned to the mortgage lender, the borrower does not expect or anticipate that any cash expenditure will be necessary to pay the accelerated repayment amount and borrower's obligation under the mortgage loan will be fully satisfied following transition of the property.
At June 30, 2018, management believes the applicable borrowers under our other non-recourse mortgage loans were in compliance with all covenants where non-compliance could individually, or giving effect to applicable cross-default provisions in the aggregate, have a material adverse effect on our financial condition, results of operations or cash flows. The Company has assessed each of the defaulted properties for impairment indicators and have concluded no impairment charges were warranted as of June 30, 2018.
Gain on Extinguishment of Debt, Net
On April 25, 2017, the Company completed a discounted payoff of the $87.3 million mortgage loan secured by Mesa Mall, located in Grand Junction, Colorado, for $63.0 million and retained ownership and management of the property. Upon the discounted payoff of the mortgage note payable, the Company recognized a gain of $21.2 million during the three and six months ended June 30, 2017.
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

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

The book value and fair value of these financial instruments and the related discount rate assumptions as of June 30, 2018 and December 31, 2017 are summarized as follows:

	June 30, 2018	December 31, 2017
Book value of fixed-rate mortgages(1)	$991,888	$1,000,936
Fair value of fixed-rate mortgages	$1,000,207	$1,024,890
Weighted average discount rates assumed in calculation of fair value for fixed-rate mortgages	4.65%	4.19%

Book value of fixed-rate unsecured debt(1)	$1,590,000	$1,610,000
Fair value of fixed-rate unsecured debt	$1,539,383	$1,616,810
Weighted average discount rates assumed in calculation of fair value for fixed-rate unsecured debt	5.11%	4.27%
(1) Excludes debt issuance costs and applicable debt discounts.

7.	Derivative Financial Instruments
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
On May 9, 2018, the Company entered into four three-year swaps, totaling $250.0 million with an effective date of June 29, 2018, to replace two three-year swaps totaling $270.0 million, which matured on June 30, 2018. As of June 30, 2018, the Company had 10 outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk with a notional value of $590.0 million.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the consolidated balance sheets as of June 30, 2018 and December 31, 2017:

Derivatives designated as hedging instruments:		Balance Sheet Location	June 30, 2018	December 31, 2017
Interest rate products	Asset derivatives	Deferred costs and other assets	$14,864	$7,413
Interest rate products	Liability derivatives	Accounts payable, accrued expenses, intangibles, and deferred revenue	$562	$—
The asset derivative instruments were reported at their fair value of $14,864 and $7,413 in deferred costs and other assets at June 30, 2018 and December 31, 2017, respectively, with a corresponding adjustment to OCI for the unrealized gains and losses (net of noncontrolling interest allocation). The liability derivative instruments were reported at their fair value of $562 and $0 in accounts payable, accrued expenses, intangibles, and deferred revenues at June 30, 2018 and December 31, 2017, respectively, with a corresponding adjustment to OCL for the unrealized gains and losses (net of noncontrolling interest allocation). Over time, the unrealized gains and losses held in AOCI will be reclassified to earnings. This reclassification will correlate with the recognition of the hedged interest payments in earnings.
The table below presents the effect of the Company's derivative financial instruments on the consolidated statements of comprehensive income for the three and six months ended June 30, 2018 and 2017:

Derivatives in Cash Flow Hedging Relationships (Interest rate products)	Location of Gain or Loss Recognized in Income on Derivatives	For the Three Months Ended June 30,		For the Six Months Ended June 30,
		2018	2017	2018	2017
Amount of Gain or (Loss) Recognized in OCI on Derivative		$1,850	$(2,544)	$7,847	$(1,281)

Amount of (Gain) or Loss Reclassified from AOCI into Income	Interest expense	$(1,248)	$494	$(2,028)	$1,580

The table below presents the effect of the Company's derivative financial instruments on the consolidated statements of operations for the three and six months ended June 30, 2018 and 2017:

Effect of Cash Flow Hedges on Consolidated Statements of Operations	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Total interest (expense) presented in the consolidated statements of operations in which the effects of cash flow hedges are recorded	$(34,701)	$(31,281)	$(69,045)	$(63,769)

Amount of (gain) loss reclassified from accumulated other comprehensive income into interest expense	$(1,248)	$494	$(2,028)	$1,580

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
As of June 30, 2018, the fair value of derivatives in a net liability position, plus accrued interest but excluding any adjustment for nonperformance risk, related to these agreements was $562. As of June 30, 2018, the Company has not posted any collateral related to these agreements. The Company is not in default with any of these provisions. If the Company had breached any of these provisions at June 30, 2018, it would have been required to settle its obligation under these agreements at their termination value of $562.

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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2018 and December 31, 2017, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
The tables below presents the Company’s net assets and liabilities measured at fair value as of June 30, 2018 and December 31, 2017 aggregated by the level in the fair value hierarchy within which those measurements fall:

	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2018
Derivative instruments, net	$—	$14,302	$—	$14,302

	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2017
Derivative instruments, net	$—	$7,413	$—	$7,413

8.	Equity
Exchange Rights
Subject to the terms of the limited partnership agreement of WPG L.P., limited partners in WPG L.P. have, at their option, the right to exchange all or any portion of their units for shares of WPG Inc. common stock on a one‑for‑one basis or cash, as determined by WPG Inc. Therefore, the common units held by limited partners are considered by WPG Inc. to be share equivalents and classified as noncontrolling interests within permanent equity, and classified by WPG L.P. as permanent equity. The amount of cash to be paid if the exchange right is exercised and the cash option is selected will be based on the market value of WPG Inc.'s common stock as determined pursuant to the terms of the WPG L.P. Partnership Agreement. At June 30, 2018, WPG Inc. had reserved 34,756,137 shares of common stock for possible issuance upon the exchange of units held by limited partners.
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
The following is a summary by type of the awards that the Company issued during the six months ended June 30, 2018 and June 30, 2017 under the Plan.
Annual Long-Term Incentive Awards
During the six months ended June 30, 2018 and 2017, the Company approved the terms and conditions of the 2018 and 2017 annual awards (the "2018 Annual Long-Term Incentive Awards" and "2017 Long-Term Incentive Awards," respectively) for certain executive officers and employees of the Company. Under the terms of the awards program, each participant is provided the opportunity to receive (i) time-based RSUs and (ii) performance-based stock units ("PSUs"). RSUs represent a contingent right to receive one WPG Inc. common share for each vested RSU. RSUs will vest in one-third installments on each annual anniversary of the respective Grant Date (as referenced below), subject to the participant's continued employment with the Company through each vesting date and the participant's continued compliance with certain applicable covenants. During the service period, dividend equivalents will be paid with respect to the RSUs corresponding to the amount of any dividends paid by the Company to the Company's common shareholders for the applicable dividend payment dates. Compensation expense is recognized on a straight-line basis over the three year vesting term. Actual PSUs earned may range from 0%-150% of the PSUs allocated to the award recipient, based on the Company's total shareholder return ("TSR") compared to a peer group based on companies with similar assets and revenue over a three-year performance period that commenced on the respective Grant Date (as referenced below).
During the performance period, dividend equivalents corresponding to the amount of any regular cash dividends paid by the Company to the Company’s common shareholders for the applicable dividend payment dates will accrue and be deemed reinvested in additional PSUs, which will be settled in common shares at the same time and only to the extent that the underlying PSU is earned and settled in common shares. Payout of the PSUs is also subject to the participant’s continued employment with the Company through the end of the performance period. The PSUs were valued through the use of a Monte Carlo model and the related compensation expense is recognized over the three-year performance period.
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
During the six months ended June 30, 2017, the Company awarded 324,237 of RSUs, with a grant date fair value of $2.2 million, that constituted the payout for the 2016 annual awards and which will vest in one-third installments on each of February 21, 2018, 2019 and 2020, except in instances that result in accelerated vesting due to severance arrangements.
WPG Restricted Stock Units
During the six months ended June 30, 2018 and 2017, the Company awarded 225,440 RSUs, with a grant date fair value of $1.5 million, and 161,000 RSUs, with a grant-date fair value of $1.2 million, respectively, to certain employees and non-employee members of the Board. The RSUs are service-based awards and the related fair value is expensed over the applicable service periods, except in instances that result in accelerated vesting due to severance arrangements or retirement of Board members.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

Stock Options
During the six months ended June 30, 2018, no stock options were granted from the Plan to employees, no stock options were exercised by employees and 108,081 stock options were canceled, forfeited or expired. As of June 30, 2018, there were 685,933 stock options outstanding.
During the six months ended June 30, 2017, no stock options were granted from the Plan to employees, 2,739 stock options were exercised by employees and 44,121 stock options were canceled, forfeited or expired.
Share Award Related Compensation Expense
During the three and six months ended June 30, 2018, the Company recorded compensation expense pertaining to the awards granted under the Plan of $2.6 million and $4.3 million, respectively, in general and administrative and property operating expense within the consolidated statements of operations and comprehensive income. During the three and six months ended June 30, 2017, the Company recorded compensation expense pertaining to the awards granted under the Plan of $1.8 million and $3.3 million, respectively, in general and administrative and property operating expense within the consolidated statements of operations and comprehensive income. In certain instances, employment agreements and stock compensation programs provide for accelerated vesting when executives are terminated without cause. Additionally, the Compensation Committee of the Board may, in its discretion, accelerate the vesting for retiring Board members.
Distributions
During the three and six months ended June 30, 2018 and 2017, the Board declared common share/unit dividends of $0.25 and $0.50 per common share/unit, respectively.

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

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

The following table sets forth the computation of WPG Inc.'s basic and diluted earnings per common share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Earnings Per Common Share, Basic:
Net income attributable to common shareholders - basic	$10,086	$135,467	$24,102	$144,769
Weighted average shares outstanding - basic	187,781,293	186,844,293	187,546,821	186,562,797
Earnings per common share, basic	$0.05	$0.73	$0.13	$0.78

Earnings Per Common Share, Diluted:
Net income attributable to common shareholders - basic	$10,086	$135,467	$24,102	$144,769
Net income attributable to common unitholders	1,865	25,465	4,466	27,219
Net income attributable to common shareholders - diluted	$11,951	$160,932	$28,568	$171,988
Weighted average common shares outstanding - basic	187,781,293	186,844,293	187,546,821	186,562,797
Weighted average operating partnership units outstanding	34,707,251	34,894,953	34,693,730	34,940,575
Weighted average additional dilutive securities outstanding	1,397,289	524,354	1,412,680	530,684
Weighted average common shares outstanding - diluted	223,885,833	222,263,600	223,653,231	222,034,056
Earnings per common share, diluted	$0.05	$0.72	$0.13	$0.77
For the three and six months ended June 30, 2018 and 2017, additional potentially dilutive securities include contingently-issuable outstanding stock options and performance based components of annual awards. We accrue distributions when they are declared.
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
The following table sets forth the computation of WPG L.P.'s basic and diluted earnings per common unit:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Earnings Per Common Unit, Basic:
Net income attributable to common unitholders - basic	$11,951	$160,932	$28,568	$171,988
Weighted average common units outstanding - basic	222,488,544	221,739,246	222,240,551	221,503,372
Earnings per common unit, basic	$0.05	$0.73	$0.13	$0.78

Earnings Per Common Unit, Diluted:
Net income attributable to common unitholders - diluted	$11,951	$160,932	$28,568	$171,988
Weighted average common units outstanding - basic	222,488,544	221,739,246	222,240,551	221,503,372
Weighted average additional dilutive securities outstanding	1,397,289	524,354	1,412,680	530,684
Weighted average units outstanding - diluted	223,885,833	222,263,600	223,653,231	222,034,056
Earnings per common unit, basic and diluted	$0.05	$0.72	$0.13	$0.77
For the three and six months ended June 30, 2018 and 2017, additional potentially dilutive securities include contingently-issuable units related to WPG Inc.'s outstanding stock options and WPG Inc.'s performance based components of annual awards. We accrue distributions when they are declared.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in this report.
Overview - Basis of Presentation
Washington Prime Group Inc. (“WPG Inc.”) is an Indiana corporation that operates as a fully integrated, self‑administered and self‑managed real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended (the "Code"). WPG Inc. will generally qualify as a REIT for U.S. federal income tax purposes as long as it continues to distribute at least 90% of its REIT taxable income and satisfy certain other requirements. WPG Inc. will generally be allowed a deduction against its U.S. federal income tax liability for dividends paid by it to REIT shareholders, thereby reducing or eliminating any corporate level taxation to WPG Inc. Washington Prime Group, L.P. (“WPG L.P.”) is WPG Inc.'s majority‑owned limited partnership subsidiary that owns, develops and manages, through its affiliates, all of WPG Inc.'s real estate properties and other assets. WPG Inc. is the sole general partner of WPG L.P. As of June 30, 2018, our assets consisted of material interests in 109 shopping centers in the United States, consisting of open air properties and enclosed retail properties, comprised of approximately 60 million square feet of gross leasable area.
Unless the context otherwise requires, references to "WPG," the "Company," “we,” “us” and “our” refer to WPG Inc., WPG L.P. and entities in which WPG Inc. or WPG L.P. (or any affiliate) has a material ownership or financial interest, on a consolidated basis.
The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The consolidated balance sheets as of June 30, 2018 and December 31, 2017 include the accounts of WPG Inc. and WPG L.P., as well as their majority owned and controlled subsidiaries. The consolidated statements of operations include the consolidated accounts of the Company. All intercompany transactions have been eliminated in consolidation. In the opinion of management, the consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods presented. The Company believes that the disclosures made are adequate to prevent the information presented from being misleading.
Severance
On May 7, 2018, the Company's Executive Vice President, Property Management was terminated without cause from his position and received severance payments and other benefits pursuant to the terms and conditions of his employment agreement. In addition, the Company terminated without cause additional non-executive personnel. In connection with and as part of the aforementioned management changes, the Company recorded aggregate severance charges of $2.0 million, including $0.5 million of non-cash stock compensation in the form of accelerated vesting of equity incentive awards, which costs are included in general and administrative expense in the accompanying consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2018.
The Facility
On January 22, 2018, WPG L.P. amended and restated $1.0 billion of the existing unsecured revolving credit facility, or "Revolver" and unsecured term loan, or "Term Loan" (collectively known as the "Facility"). The newly recasted Facility can be increased to $1.5 billion through currently uncommitted Facility commitments. Excluding the accordion feature, the newly recast Facility includes a $650.0 million Revolver and $350.0 million Term Loan. The interest rates for the Revolver and Term Loan are substantially consistent with the existing terms. When considering extension options, the recasted Facility will mature on December 30, 2022. The $350.0 million Term Loan was fully funded at closing, and the Company used the proceeds to repay the $270.0 million outstanding on the June 2015 Term Loan and to pay down the Revolver.
Southgate Mall
On April 24, 2018, the Company closed on the acquisition of Southgate Mall, located in Missoula, Montana, for $58.0 million in conjunction with a planned reverse Section 1031 exchange utilizing proceeds from the remaining outparcels included in the Four Corners transaction, as discussed below. The enclosed retail property contains approximately 631,000 square feet of GLA and is anchored by a recently constructed AMC Theater, a new Lucky’s Market grocer that replaced a portion of a former Sears, Herberger’s, J.C. Penney (non-owned) and Dillard’s (non-owned) and is the dominant retail center in this secondary market, with no competitive destination retail property located within 130 miles.

Sears Parcel Acquisitions
On April 11, 2018, we acquired, through a sale-leaseback transaction, four Sears department stores and adjacent Sears Auto Centers at Longview Mall, located in Longview, Texas; Polaris Fashion Place®, located in Columbus, Ohio; Southern Hills Mall, located in Sioux City, Iowa; and Town Center at Aurora, located in Aurora, Colorado. The purchase price was approximately $28.5 million and was funded by a combination of $13.4 million from our Facility, $9.7 million from the first tranche of the Four Corners transaction, as discussed below, and $5.4 million from our joint venture partner related to their pro-rata share of the joint venture that owns Polaris Fashion Place®. We have control of these stores for future redevelopment and Sears will continue to operate under new leases, providing aggregate minimum rent under these leases of approximately $1.25 million per annum. In addition, Sears will be responsible for paying common area maintenance charges, taxes, insurance and utilities.
Outparcel Sale
On January 12, 2018, we completed the sale of the first tranche of restaurant outparcels to FCPT Acquisitions, LLC ("Four Corners") pursuant to the purchase and sale agreement executed on September 20, 2017 between the Company and Four Corners. The first tranche consisted of 10 outparcels, with an allocated purchase price of approximately $13.7 million. The net proceeds of approximately $13.5 million were used to fund a portion of the acquisition of the Sears parcels on April 11, 2018, as discussed above, and for general corporate purposes. Additionally, on June 29, 2018, we completed the sale of the second tranche, which consisted of 5 outparcels, for an allocated purchase price of approximately $9.5 million. The Company received net proceeds of approximately $9.4 million, of which approximately $7.5 million has been restricted under Section 1031 of the Code to fund potential acquisitions. The Company expects to close on the remaining outparcels during the second half of 2018, subject to due diligence and closing conditions.
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
Portfolio Data
The portfolio data discussed in this overview includes key operating statistics for the Company including ending occupancy, average base minimum rent per square foot and comparable NOI for the core properties owned and managed at June 30, 2018. During the first quarter of 2018, Rushmore Mall, located in Rapid City, South Dakota, Towne West Square, located in Wichita, Kansas, and West Ridge Mall, located in Topeka, Kansas were identified as noncore properties, and their results have been removed from the metrics below.
Core business fundamentals in the overall portfolio for the second quarter of 2018 were generally stable compared to 2017. Ending occupancy for the core portfolio was 92.7% as of June 30, 2018, as compared to 93.0% as of June 30, 2017. Average base minimum rent per square foot for the core portfolio decreased 0.2% when comparing June 30, 2018 to June 30, 2017. Comparable NOI decreased 0.7% for the core portfolio in the second quarter of 2018 compared to the second quarter of 2017. The core enclosed retail properties had a decrease in comparable NOI of 1.8%, and the open air properties had an increase in comparable NOI of 2.6% in the second quarter of 2018. The significant drivers of the quarterly drop in NOI for the enclosed properties primarily relate to lower tenant reimbursements resulting from bankruptcies. Enclosed property operating metrics did demonstrate steadiness as occupancy in our tier 1 enclosed properties improved 0.1% from a year ago to 92.8%, and had NOI growth of 0.6% in the second quarter.

The following table sets forth key operating statistics for the combined portfolio of core properties or interests in properties:

	June 30, 2018	June 30, 2017	% Change
Ending occupancy (1)	92.7%	93.0%	(0.3)%
Average base minimum rent per square foot (2)	$21.68	$21.73	(0.2)%

(1)
Ending occupancy is the percentage of gross leasable area, or GLA, which is leased as of the last day of the reporting period. We include all Company-owned space except for anchors, majors, freestanding office and outlots at our enclosed retail properties in the calculation of ending occupancy. Open air property GLA included in the calculation relates to all Company-owned space other than office space. When including the three noncore properties, occupancy was 92.1% and 92.4% at June 30, 2018 and 2017, respectively.

(2)	Average base minimum rent per square foot is the average base minimum rent charge in effect for the reporting period for all tenants that would qualify to be included in ending occupancy.
Current Leasing Activities
During the six months ended June 30, 2018, we signed new leases and renewal leases with terms in excess of a year (excluding enclosed retail property anchors, majors, offices, and in-line spaces in excess of 10,000 square feet) across the core portfolio, comprising approximately 1,066,100 square feet. The average annual initial base minimum rent for new leases was $24.45 per square foot ("psf") and for renewed leases was $25.91 psf. For these leases, the average for tenant allowances was $32.78 psf for new leases and $4.11 psf for renewals. During the six months ended June 30, 2017, we signed new leases and renewal leases with terms in excess of a year (excluding enclosed retail property anchors, majors, offices, and in-line spaces in excess of 10,000 square feet) across the core portfolio, comprising approximately 1,333,600 square feet. The average annual initial base minimum rent for new leases was $26.38 psf and for renewed leases was $26.48 psf. For these leases, the average for tenant allowances was $36.14 psf for new leases and $2.54 psf for renewals.
Results of Operations
Activities Affecting Results
The following property related transactions affected our results in the comparative periods:
•On June 29, 2018, we completed the sale of the second tranche of restaurant outparcels with Four Corners.
•On April 24, 2018, we closed on the acquisition of Southgate Mall.
•On April 11, 2018, we closed on the acquisition of four Sears department stores located at Longview Mall, Polaris Fashion Place® (unconsolidated), Southern Hills Mall, and Town Center at Aurora.
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
•On June 7, 2017, we completed the sale of Morgantown Commons, located in Morgantown, West Virginia.
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
Three Months Ended June 30, 2018 vs. Three Months Ended June 30, 2017
Minimum rents decreased $7.6 million primarily due to a $4.3 million decrease attributable to the O'Connor Properties, a $1.2 million decrease attributable to the Property Transactions and a $2.1 million decrease attributable to the comparable properties. Tenant reimbursements decreased $4.5 million due to a $1.7 million decrease attributable to the O'Connor Properties, a $0.3 million decrease attributable to the Property Transactions and a $2.5 million decrease attributable to the comparable properties, primarily due to lower real estate tax revenue due to lower real estate tax expenses, a reduction in common-area maintenance and capital expenses as well as amendments that modified certain charges in leases of national retailers that filed bankruptcy in the first quarter of 2018 and throughout 2017. Other income increased $1.6 million, primarily attributable to receipt of $2.9 million of franchise tax proceeds related to a previously-owned property, offset by a decrease of $1.3 million primarily attributable to lease termination income related to the O'Connor Properties.
Property operating expenses increased $0.8 million, of which $2.3 million was attributable to the comparable properties, primarily attributed to property insurance premiums, on-site security, trash removal costs, and employee benefits, offset by a $0.9 million decrease attributable to the O'Connor Properties and a $0.6 million decrease attributable to the Property Transactions. Depreciation and amortization decreased $2.8 million, primarily due to a $2.5 million decrease attributable to the O'Connor Properties, a $0.6 million decrease attributable to the Property Transactions, offset by a $0.3 million increase attributable to the comparable properties. Real estate taxes decreased $2.2 million, primarily due to a $1.2 million decrease attributable to the O'Connor Properties and a $1.0 million decrease attributable to the comparable properties, primarily attributable to successful appeals. Provision for credit losses decreased $1.3 million, primarily attributable to a decrease in tenant bankruptcies during the second quarter of 2018 when compared to the second quarter of 2017. General and administrative expenses increased $2.1 million, primarily attributable to severance costs, as discussed in "Overview - Basis of Presentation."
Interest expense, net, increased $3.4 million, of which $8.4 million was attributable to corporate debt activity primarily related to the August 2017 bond offering and amortization of deferred financing fees related to the January 2018 Facility recast, and $0.4 million related to default interest on properties transitioned, or to be transitioned, to lenders. Offsetting these increases were decreases of $4.0 million attributable to the payoffs of the mortgage loans secured by Mesa Mall, WestShore Plaza, located in Tampa, Florida, Southern Hills Mall, Henderson Square, located in King of Prussia, Pennsylvania, and The Outlet Collection® | Seattle, located in Auburn, Washington, $0.6 million attributable to the O'Connor Properties, $0.6 million related to the Property Transactions, and $0.2 million attributable to the comparable properties.
Gain on extinguishment of debt, net for 2017 was attributable to the discounted payoff of the $87.3 million mortgage loan secured by Mesa Mall. There were no such transactions recorded in the comparable period in 2018.
Gain on disposition of interests in properties, net for 2018 was attributable to the sale of the second tranche of outparcels to Four Corners. The 2017 net gain was attributed to sales of Morgantown Commons, a vacant anchor parcel at Indian Mound Mall and the O'Connor Joint Venture II transaction.
For WPG Inc., net income attributable to noncontrolling interests primarily relates to the allocation of income to third parties based on their respective weighted average ownership interest in WPG L.P., which percentage remained consistent over the periods.
Six Months Ended June 30, 2018 vs. Six Months Ended June 30, 2017
Minimum rents decreased $21.4 million primarily due to a $13.8 million decrease attributable to the O'Connor Properties, a $5.7 million decrease attributable to the Property Transactions and a $1.9 million decrease attributable to the comparable properties. Tenant reimbursements decreased $12.7 million primarily due to a $5.2 million decrease attributable to the O'Connor Properties, a $2.1 million decrease attributable to the Property Transactions and a $5.4 million decrease attributable to the comparable properties, primarily due to lower real estate tax revenue due to lower real estate tax expenses, a reduction in common-area maintenance and capital expenses as well as amendments that modified certain charges in leases of national retailers that filed bankruptcy in the first quarter of 2018 and throughout 2017. Other income increased $2.3 million, primarily attributable to receipt of $2.9 million of franchise tax proceeds related to a previously-owned property and a $0.9 million increase in management, leasing and development fee income from the unconsolidated joint ventures, offset by a decrease of $1.3 million primarily attributable to lease termination income related to the O'Connor Properties and a $0.2 million decrease in ancillary income attributable to the Property Transactions.

Property operating expenses decreased $0.1 million, of which $2.9 million was attributable to the O'Connor Properties and $2.7 million was attributable to the Property Transactions, offset by a $5.5 million increase attributable to the comparable properties, primarily attributed to snow removal costs, property insurance premiums, on-site security, trash removal costs, and employee benefits. Depreciation and amortization decreased $9.0 million, primarily due to a $6.9 million decrease attributable to the O'Connor Properties and a $2.1 million decrease attributable to the Property Transactions. Real estate taxes decreased $6.1 million, primarily due to a $3.5 million decrease attributable to the O'Connor Properties, a $0.9 million decrease attributable to the Property Transactions, and a $1.7 million decrease attributable to the comparable properties. Provision for credit losses increased $0.5 million, primarily attributable to an increase in tenant bankruptcies during 2018. General and administrative expenses increased $2.9 million, primarily attributable to $2.0 million of severance costs, as discussed in "Overview - Basis of Presentation" and $0.9 million primarily attributable to professional fees and office rent. Ground rent decreased $1.6 million, primarily attributable to the O'Connor Properties. The $8.5 million impairment loss recorded in 2017 related to the write down of Morgantown Commons, as described in further detail in Note 4 in Part I, Item 1 of this report on Form 10-Q.
Interest expense, net, increased $5.3 million, of which $16.8 million was attributable to corporate debt activity primarily related to the August 2017 bond offering and amortization of deferred financing fees related to the January 2018 Facility recast and $0.4 million related to default interest on properties transitioned, or to be transitioned, to lenders. Offsetting these increases were decreases of $8.8 million attributable to the payoffs of the mortgage loans secured by Mesa Mall, WestShore Plaza, Southern Hills Mall, Henderson Square, and The Outlet Collection® | Seattle, $1.8 million attributable to the O'Connor Properties, $1.2 million related to the Property Transactions, and $0.1 million attributable to the comparable properties.
Gain on extinguishment of debt, net for 2017 was attributable to the discounted payoff of the $87.3 million mortgage loan secured by Mesa Mall. There were no such transactions recorded in the comparable period in 2018.
Income and other taxes decreased $1.5 million, which was primarily attributable to a nonrecurring state use tax that was incurred in 2017.
Gain on disposition of interests in properties, net for 2018 was primarily attributable to the sale of the first and second tranches of outparcels to Four Corners. The 2017 net gain was attributed to sales of Morgantown Commons, a vacant anchor parcel at Indian Mound Mall, the O'Connor Joint Venture II transaction, Gulf View Square, River Oaks Center, and Virginia Center Commons.
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
We derive most of our liquidity from leases that generate positive net cash flow from operations, the total of which was $135.8 million during the six months ended June 30, 2018.
Our balance of cash and cash equivalents increased $2.0 million during 2018 to $54.0 million as of June 30, 2018. The increase was primarily due to operating cash flow from properties, net distributions from our joint ventures, the net proceeds from the disposition of properties, and net proceeds from the issuance of debt, partially offset by the acquisition of fixed assets, dividend distributions, and capital expenditures. See "Cash Flows" below for more information.
Because we own primarily long-lived income-producing assets, our financing strategy relies on a combination of long-term mortgage debt as well as unsecured debt supported by a quality unencumbered asset pool, providing us with ample flexibility from a liquidity perspective. Our strategy is to have the majority of our debt fixed either through fixed rate mortgages or interest rate swaps that effectively fix the interest rate. At June 30, 2018, floating rate debt (excluding loans hedged to fixed interest) comprised 14.5% of our total consolidated debt. We will continue to monitor our borrowing mix to limit market risk.
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
On June 30, 2018, we had an aggregate available borrowing capacity of $369.8 million under the Revolver, net of outstanding borrowings of $280.0 million and $0.2 million reserved for outstanding letters of credit. The weighted average interest rate on the Revolver was 3.2% and 3.1% during the three and six months ended June 30, 2018, respectively.

The consolidated indebtedness of our business was approximately $3.0 billion as of June 30, 2018, or an increase of approximately $104.5 million from December 31, 2017. The change in consolidated indebtedness from December 31, 2017 is described in greater detail under "Financing and Debt."
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
Cash Flows
Our net cash flow from operating activities totaled $135.8 million during the six months ended June 30, 2018. During this period we also:

•	funded the acquisition of operating fixed assets of $80.1 million;

•	funded capital expenditures of $59.8 million;

•	received net proceeds from the sale of interests in properties and outparcels of $23.4 million;

•	funded investments in unconsolidated entities of $12.1 million;

•	received distributions of capital from unconsolidated entities of $22.9 million;

•	received net proceeds from our debt financing, refinancing and repayment activities of $101.2 million; and

•	funded distributions to common and preferred shareholders and unitholders of $118.4 million.
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

Financing and Debt
Mortgage Debt
Total mortgage indebtedness at June 30, 2018 and December 31, 2017 was as follows (in thousands):

	June 30, 2018	December 31, 2017
Face amount of mortgage loans	$1,056,888	$1,152,436
Fair value adjustments, net	7,024	8,338
Debt issuance cost, net	(3,225)	(3,692)
Carrying value of mortgage loans	$1,060,687	$1,157,082
A roll forward of mortgage indebtedness from December 31, 2017 to June 30, 2018 is summarized as follows (in thousands):

Balance at December 31, 2017	$1,157,082
Debt amortization payments	(9,048)
Repayment of debt	(86,500)
Amortization of fair value and other adjustments	(1,396)
Amortization of debt issuance costs	549
Balance at June 30, 2018	$1,060,687
On June 8, 2018, the Company exercised the first of three options to extend the maturity date of the $65.0 million term loan secured by Weberstown Mall, located in Stockton, California, for one year. The extended maturity date is June 8, 2019, subject to two one-year extensions available at our option subject to compliance with the terms of the underlying loan agreement and payment of customary extension fees.
On January 19, 2018, an affiliate of WPG Inc. repaid the $86.5 million mortgage loan on The Outlet Collection® | Seattle. This repayment was funded by borrowings on the Revolver.
Highly-levered Assets
As of June 30, 2018, we have identified three mortgage loans that have leverage levels in excess of our targeted leverage and have plans to work with the special servicers on these non-recourse mortgages. These mortgage loans total $190.1 million and encumber Rushmore Mall, Towne West Square, and West Ridge Mall and West Ridge Plaza, all of which have been identified as noncore properties. We expect to improve our leverage once all, or a portion of them, are transitioned to the lenders, with minimal impact to net cash flows. See "Covenants" below for further discussion on these highly-levered assets.

Unsecured Debt
The following table identifies our total unsecured debt outstanding at June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017
Notes payable:
Face amount - the Exchange Notes(1)	$250,000	$250,000
Face amount - 5.950% Notes due 2024(2)	750,000	750,000
Debt discount, net	(10,391)	(11,086)
Debt issuance costs, net	(8,583)	(9,542)
Total carrying value of notes payable	$981,026	$979,372

Unsecured term loans:(8)
Face amount - Term Loan(3)(4)	$350,000	$—
Face amount - December 2015 Term Loan(5)	340,000	340,000
Face amount - June 2015 Term Loan(6)	—	270,000
Debt issuance costs, net	(5,061)	(3,305)
Total carrying value of unsecured term loans	$684,939	$606,695

Revolving credit facility:(3)(7)
Face amount	$280,000	$155,000
Debt issuance costs, net	(4,560)	(540)
Total carrying value of revolving credit facility	$275,440	$154,460
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
(3) The Revolver and Term Loan are collectively known as the Facility, as defined in "Overview - Basis of Presentation - The Facility."
(4) The Term Loan bears interest at one-month LIBOR plus 1.45% per annum and will mature on December 30, 2022. We had interest rate swap agreements totaling $270.0 million, which effectively fixed the interest rate on a portion of the Term Loan at 2.56% per annum through June 30, 2018. On May 9, 2018, we executed swap agreements totaling $250.0 million to replace the matured swap agreements, which effectively fix the interest rate on a portion of the Term Loan at 4.21% through June 30, 2021. At June 30, 2018, the applicable interest rate on the unhedged portion of the Term Loan was one-month LIBOR plus 1.45% or 3.54%.
(5) The December 2015 Term Loan bears interest at one-month LIBOR plus 1.80% per annum and will mature on January 10, 2023. We have interest rate swap agreements totaling $340.0 million, which effectively fix the interest rate at 3.51% per annum through maturity.
(6) The June 2015 Term Loan bore interest at one-month LIBOR plus 1.45% per annum. During the three months ended June 30, 2018, the Company repaid the June 2015 Term Loan and wrote off $0.5 million of debt issuance costs.
(7) As of December 31, 2017, the Revolver provided borrowings on a revolving basis up to $900.0 million, bore interest at one-month LIBOR plus 1.25%, and was initially scheduled to mature on May 30, 2018. During the three months ended March 31, 2018, we amended the terms of the Revolver to provide borrowings on a revolving basis up to $650.0 million at one-month LIBOR plus 1.25%. Under the amended terms, the Revolver will mature on December 30, 2021, subject to two six-month extensions available at our option subject to compliance with terms of the Facility and payment of a customary extension fee. Upon the amended terms, the Company wrote off $0.3 million of debt issuance costs. At June 30, 2018, we had an aggregate available borrowing capacity of $369.8 million under the Revolver, net of $0.2 million reserved for outstanding letters of credit. At June 30, 2018, the applicable interest rate on the Revolver was one-month LIBOR plus 1.25%, or 3.34%.
(8) While we have interest rate swap agreements in place that fix the LIBOR portion of the rates as noted above, the spread over LIBOR could vary in the future based upon changes to the Company's credit ratings.

Covenants
Our unsecured debt agreements contain financial and other covenants. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender including adjustments to the applicable interest rate. As of June 30, 2018, management believes the Company is in compliance with all covenants of its unsecured debt.
The total balance of mortgages was approximately $1.1 billion as of June 30, 2018. At June 30, 2018, certain of our consolidated subsidiaries were the borrowers under 23 non-recourse loans and one full-recourse loan secured by mortgages encumbering 27 properties, including one separate pool of cross-defaulted and cross-collateralized mortgages encumbering a total of four properties. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt instruments contain financial and other non-financial covenants which are specific to the properties which serve as collateral for that debt. If the borrower fails to comply with these covenants, the lender could accelerate the debt and enforce its right against their collateral. Our existing non-recourse mortgage loans generally prohibit our subsidiaries that are borrowers thereunder from incurring additional indebtedness, subject to certain customary and limited exceptions. In addition, certain of these instruments limit the ability of the applicable borrower's parent entity from incurring mezzanine indebtedness unless certain conditions are satisfied, including compliance with maximum loan to value ratio and minimum debt service coverage ratio tests. Further, under certain of these existing agreements, if certain cash flow levels in respect of the applicable mortgaged property (as described in the applicable agreement) are not maintained for at least two consecutive quarters, the lender could accelerate the debt and enforce its right against its collateral.
On May 29, 2018, we received a notice of default letter, dated May 25, 2018, from the special servicer to the borrower, a consolidated subsidiary of WPG L.P., concerning the $94.0 million mortgage loan secured by Rushmore Mall, located in Rapid City, South Dakota. The notice was issued by the special servicer because the borrower notified the lender that there were insufficient funds to ensure future compliance with the mortgage loan due to the loss of certain tenants. The borrower has initiated discussions with the special servicer regarding this non-recourse loan and is considering various options including restructuring the loan, extending the term of the loan, and transitioning the property to the mortgage lender, among other options.
On April 11, 2018, we received a notice of default letter, dated April 6, 2018, from the special servicer to the borrower, a consolidated subsidiary of WPG L.P., concerning the $45.7 million mortgage loan secured by Towne West Square. The notice was issued by the special servicer because the borrower did not make certain reserve payments or deposits as required by the loan agreement for the aforementioned loan. The borrower initiated discussions with the special servicer regarding this non-recourse loan and considered various options which included restructuring the loan, extending the term of the loan, and transitioning the property to the mortgage lender, among other options. On April 20, 2018, the borrower received a notice from the special servicer to accelerate repayment of the loan's outstanding balance. In the event the property is transitioned to the mortgage lender, the borrower does not expect or anticipate that any cash expenditure will be necessary to pay the accelerated repayment amount and borrower's obligation under the mortgage loan will be fully satisfied following transition of the property.
At June 30, 2018, management believes the applicable borrowers under our other non-recourse mortgage loans were in compliance with all covenants where non-compliance could individually, or giving effect to applicable cross-default provisions in the aggregate, have a material adverse effect on our financial condition, results of operations or cash flows.

Summary of Financing
Our consolidated debt and the effective weighted average interest rates as of June 30, 2018 and December 31, 2017, consisted of the following (dollars in thousands):

	June 30, 2018	Weighted Average Interest Rate	December 31, 2017	Weighted Average Interest Rate
Fixed-rate debt, face amount (1)	$2,581,888	4.97%	$2,610,936	4.72%
Variable-rate debt, face amount	445,000	3.46%	306,500	2.99%
Total face amount of debt	3,026,888	4.74%	2,917,436	4.54%
Note discount	(10,391)		(11,086)
Fair value adjustments, net	7,024		8,338
Debt issuance costs, net	(21,429)		(17,079)
Total carrying value of debt	$3,002,092		$2,897,609
(1) Includes variable rate debt whose interest rates have been fixed via swap agreements.
Contractual Obligations
The following table summarizes the material aspects of the Company's future obligations for consolidated entities as of June 30, 2018, for the remainder of 2018 and for subsequent years thereafter assuming the obligations remain outstanding through maturities noted below (in thousands):

	2018	2019 - 2020	2021 - 2022	Thereafter	Total
Long term debt(1)	$16,808	$502,887	$1,083,011	$1,424,182	$3,026,888
Interest payments(2)	69,572	263,125	210,020	102,068	644,785
Distributions(3)	3,568	—	—	—	3,568
Ground rent/operating leases(4)	1,115	4,384	4,213	22,804	32,516
Purchase/tenant obligations(5)	87,355	—	—	—	87,355
Total	$178,418	$770,396	$1,297,244	$1,549,054	$3,795,112
(1) Represents principal maturities only and therefore excludes net fair value adjustments of $7,024, debt issuance costs of $(21,429) and bond discount of $(10,391) as of June 30, 2018. In addition, the principal maturities reflect any available extension options within the control of the Company.
(2) Variable rate interest payments are estimated based on the LIBOR rate at June 30, 2018.
(3) Since there is no required redemption, distributions on the Series H Preferred Shares/Units, Series I Preferred Shares/Units and Series I-1 Preferred Units may be paid in perpetuity; for purposes of this table, such distributions are included upon declaration by the Board as the optional redemption dates have lapsed.
(4) Represents minimum future lease payments due through the end of the initial lease term under executed leases.
(5) Includes amounts due under executed leases and commitments to vendors for development and other matters.

The following table summarizes the material aspects of the Company's proportionate share of future obligations for unconsolidated entities as of June 30, 2018, for the remainder of 2018 and for subsequent years thereafter assuming the obligations remain outstanding through maturities noted below (in thousands):

	2018	2019 - 2020	2021 - 2022	Thereafter	Total
Long term debt(1)	$1,551	$32,966	$59,037	$541,302	$634,856
Interest payments(2)	13,955	53,684	45,825	65,732	179,196
Ground rent/operating leases(3)	1,842	7,896	7,984	193,053	210,775
Purchase/tenant obligations(4)	17,037	—	—	—	17,037
Total	$34,385	$94,546	$112,846	$800,087	$1,041,864
(1) Represents principal maturities only and therefore excludes net fair value adjustments of $6,072 and debt issuance costs of $(2,688) as of June 30, 2018. In addition, the principal maturities reflect any available extension options.
(2) Variable rate interest payments are estimated based on the LIBOR rate at June 30, 2018.
(3) Represents minimum future lease payments due through the end of the initial lease term under executed leases.
(4) Includes amounts due under executed leases and commitments to vendors for development and other matters.
Off-Balance Sheet Arrangements
Off-balance sheet arrangements consist primarily of investments in joint ventures which are common in the real estate industry. Joint ventures typically fund their cash needs through secured debt financings obtained by and in the name of the joint venture entity. The joint venture debt is secured by a first mortgage, is without recourse to the joint venture partners, and does not represent a liability of the partners, except to the extent the partners or their affiliates expressly guarantee the joint venture debt. As of June 30, 2018, there were no guarantees of joint venture related mortgage indebtedness. In addition to obligations under mortgage indebtedness, our joint ventures have obligations under ground leases and purchase/tenant obligations. Our share of obligations under joint venture debt, ground leases and purchase/tenant obligations is quantified in the unconsolidated entities table within "Contractual Obligations" above. WPG may elect to fund cash needs of a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans, although such fundings are not required contractually or otherwise.
Equity Activity
Exchange Rights
Subject to the terms of the limited partnership agreement of WPG L.P., limited partners in WPG L.P. have, at their option, the right to exchange all or any portion of their units for shares of WPG Inc. common stock on a one‑for‑one basis or cash, as determined by WPG Inc. Therefore, the common units held by limited partners are considered by WPG Inc. to be share equivalents and classified as noncontrolling interests within permanent equity, and classified by WPG L.P. as permanent equity. The amount of cash to be paid if the exchange right is exercised and the cash option is selected will be based on the market value of WPG Inc.'s common stock as determined pursuant to the terms of the WPG L.P. Partnership Agreement. At June 30, 2018, WPG Inc. had reserved 34,756,137 shares of common stock for possible issuance upon the exchange of units held by limited partners.
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
The following is a summary by type of the awards that the Company issued during the six months ended June 30, 2018 and June 30, 2017 under the Plan.

Annual Long-Term Incentive Awards
During the six months ended June 30, 2018 and 2017, the Company approved the terms and conditions of the 2018 and 2017 annual awards (the "2018 Annual Long-Term Incentive Awards" and "2017 Long-Term Incentive Awards," respectively) for certain executive officers and employees of the Company. Under the terms of the awards program, each participant is provided the opportunity to receive (i) time-based RSUs and (ii) performance-based stock units ("PSUs"). RSUs represent a contingent right to receive one WPG Inc. common share for each vested RSU. RSUs will vest in one-third installments on each annual anniversary of the respective Grant Date (as referenced below), subject to the participant's continued employment with the Company through each vesting date and the participant's continued compliance with certain applicable covenants. During the service period, dividend equivalents will be paid with respect to the RSUs corresponding to the amount of any dividends paid by the Company to the Company's common shareholders for the applicable dividend payment dates. Compensation expense is recognized on a straight-line basis over the three year vesting term. Actual PSUs earned may range from 0%-150% of the PSUs allocated to the award recipient, based on the Company's total shareholder return ("TSR") compared to a peer group based on companies with similar assets and revenue over a three-year performance period that commenced on the respective Grant Date (as referenced below). During the performance period, dividend equivalents corresponding to the amount of any regular cash dividends paid by the Company to the Company’s common shareholders for the applicable dividend payment dates will accrue and be deemed reinvested in additional PSUs, which will be settled in common shares at the same time and only to the extent that the underlying PSU is earned and settled in common shares. Payout of the PSUs is also subject to the participant’s continued employment with the Company through the end of the performance period. The PSUs were valued through the use of a Monte Carlo model and the related compensation expense is recognized over the three-year performance period.
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
During the six months ended June 30, 2017, the Company awarded 324,237 of RSUs, with a grant date fair value of $2.2 million, that constituted the payout for the 2016 annual awards and which will vest in one-third installments on each of February 21, 2018, 2019 and 2020, except in instances that result in accelerated vesting due to severance arrangements.
WPG Restricted Stock Units
During the six months ended June 30, 2018 and 2017, the Company awarded 225,440 RSUs, with a grant date fair value of $1.5 million, and 161,000 RSUs, with a grant-date fair value of $1.2 million, respectively, to certain employees and non-employee members of the Board. The RSUs are service-based awards and the related fair value is expensed over the applicable service periods, except in instances that result in accelerated vesting due to severance arrangements or retirement of Board members.
Stock Options
During the six months ended June 30, 2018, no stock options were granted from the Plan to employees, no stock options were exercised by employees and 108,081 stock options were canceled, forfeited or expired. As of June 30, 2018, there were 685,933 stock options outstanding.
During the six months ended June 30, 2017, no stock options were granted from the Plan to employees, 2,739 stock options were exercised by employees and 44,121 stock options were canceled, forfeited or expired.

Share Award Related Compensation Expense
During the three and six months ended June 30, 2018, the Company recorded compensation expense pertaining to the awards granted under the Plan of $2.6 million and $4.3 million, respectively, in general and administrative and property operating expense within the consolidated statements of operations and comprehensive income. During the three and six months ended June 30, 2017, the Company recorded compensation expense pertaining to the awards granted under the Plan of $1.8 million and $3.3 million, respectively, in general and administrative and property operating expense within the consolidated statements of operations and comprehensive income. In certain instances, employment agreements and stock compensation programs provide for accelerated vesting when executives are terminated without cause. Additionally, the Compensation Committee of the Board may, in its discretion, accelerate the vesting for retiring Board members.
Distributions
During the three and six months ended June 30, 2018 and 2017, the Board declared common share/unit dividends of $0.25 and $0.50 per common share/unit, respectively.
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
On April 24, 2018, the Company closed on the acquisition of Southgate Mall for $58.0 million (see details under "Overview - Basis of Presentation - Southgate Mall").
On April 11, 2018, the Company closed on the acquisition of four Sears anchor parcels and related outparcels for $28.5 million (see details under "Overview - Basis of Presentation - Sears Parcel Acquisitions").
Dispositions.    We pursue the disposition of properties that no longer meet our strategic criteria or interests in properties to generate proceeds for alternate business uses.
On June 29, 2018, we completed the sale of the second tranche of restaurant outparcels which consisted of 5 outparcels and an allocated purchase price of approximately $9.5 million of the total purchase price (see details under "Overview - Basis of Presentation - Outparcel Sale"). The Company received net proceeds of approximately $9.4 million, of which approximately $7.5 million has been restricted under Section 1031 of the Code to fund potential acquisitions.
On January 12, 2018, we completed the sale of the first tranche of restaurant outparcels which consisted of 10 outparcels and an allocated purchase price of approximately $13.7 million of the total purchase price (see details under "Overview - Basis of Presentation - Outparcel Sale"). The net proceeds were used to fund a portion of the acquisition of the Sears parcels on April 11, 2018 and for general corporate purposes.
In connection with the sales noted above, the Company recorded net gains of $8.1 million and $18.0 million for the three and six months ended June 30, 2018, respectively, which are included in gain on disposition of interests in properties, net in the consolidated statements of operations and comprehensive income.

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
During the fourth quarter of 2016 we held our grand opening of our new approximately 400,000 square foot shopping center in the Houston metropolitan area, Fairfield Town Center. The project features retailers such as H-E-B, Academy Sports, Marshall's, Party City, Old Navy, and Ulta Cosmetics. In addition, a number of dining options are at the center such as Chipotle, PeiWei, Whataburger, and Zoe's Kitchen. The project is 99% occupied as of June 30, 2018. During the third quarter of 2017, we approved the final phase of this new development for an additional investment of approximately $28 million, which will add an additional 130,000 square feet of new GLA to accommodate the strong demand at the project. The new phase will include a theater, a value fashion apparel retailer as well as additional big box and small shop stores.
At Northwoods Mall in Peoria, Illinois, we commenced our redevelopment of a former Macy’s store that closed in March 2016. We purchased the store from Macy’s in January 2017. The redevelopment is anchored by a 56,000 square foot Round 1 Entertainment, the first to the market, which opened in November 2017. Round 1 provides bowling entertainment as well as food and adult beverages. The upper level of the former Macy's store is occupied by The Room Place, a 62,500 square foot regional home furnishing store that opened in May 2018. In addition to Round 1 and The Room Place, we anticipate adding dining options and new retail stores. The expected investment in this redevelopment is approximately $22 million with an anticipated yield of 8% - 9%. We anticipate completion of this project in 2018.
At Classen Curve in Oklahoma City, Oklahoma, we added two new multi-tenant buildings at the open-air center to bring new retailers to the fully leased center. The project includes first-to-market Athleta, Evereve, Soft Surroundings, Board Room Salon for Men and Francesca’s. Other recent openings at the project include COS Bar, Starbucks, and The Float Spa, and a new Bassett Furniture store is under construction. Additionally, we completed the sale of certain vacant land on July 13, 2018 to an unrelated third party who plans to develop residential condominiums. Our pro-rata share of the investment is expected to be between $5.1 million and $6.6 million with additional openings in 2018. The yield on this project is expected to be 12% - 13%.
At Pearlridge Center in Aiea, Hawaii (“Pearlridge”), we commenced a $33 million, 18-month renovation project. The project entails a refresh of the “Downtown” section of the center including an expanded and remodeled food court, new finishes and entrances, and a renovated Consolidated Theaters. Architecturally, the contemporary design will reflect the history of the area and take advantage of the natural lighting. The funding for the development will be shared pro-rata with our joint venture partner, resulting in our share of the investment of approximately $17 million and the expected yield on the project is 6% - 8%. Parts of the redevelopment came on line in late 2017, and we anticipate that the remainder of the redevelopment will open throughout the remainder of 2018.
In addition at Pearlridge, we have also commenced construction of a new stand-alone 10,000 square foot Down To Earth natural foods-and-products store which will open in the fall of 2018, restaurant offerings including Pieology, which opened during the fourth quarter of 2017, Five Guys Burger and Fries, which opened in January of 2018. Destination local restaurateurs, Uncle's Fish House and Gen Korean Barbeque, will also join the line up at Pearlridge, opening in late 2018 or early 2019. Hawaii Pacific Health opened a state-of-the-art cancer treatment center in the fourth quarter of 2017 and Bank of Hawaii opened a new free-standing branch in January 2018.
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
At Great Lakes Mall in Mentor, Ohio, we commenced redevelopment of a former Dillard’s Men’s Store. Dillard’s made the decision earlier in 2017 to consolidate its department stores at Great Lakes Mall into a single renovated anchor space. Round 1 Entertainment anchors the redevelopment and opened on March 30, 2018. Additional dining options, including Outback Steakhouse, and new retailers are expected to open later in 2018 or early 2019. In addition, an outparcel building will be redeveloped to add a new Hobby Lobby store. We will invest approximately $15 million in this redevelopment with an expected yield of 7% - 9%.

At Markland Mall in Kokomo, Indiana, we commenced work on our redevelopment of a former Sears department store whose lease expired in July 2017. We will invest between $16 and $18 million in the project with an expected yield of 8% - 9%. The redevelopment includes both the former Sears space as well as a former MC Sports store. We will be adding tenants that further enhance the mix of offerings at the property with the addition of ALDI, Gravity, Party City, PetSmart and Ross Dress for Less, as well as additional small shop and outparcels. The project is expected to be completed in the latter half of 2018.
At Cottonwood Mall in Albuquerque, New Mexico, we acquired the former Macy’s store for a planned redevelopment at the property. We plan to replace the former department store with a mix of home furnishings and other big box retail, including a new Hobby Lobby store. We will invest between $20 million and $22 million in this redevelopment with an expected yield of 6% - 7%.
At Grand Central Mall in Parkersburg, West Virginia, we have plans to replace an Elder-Beerman with a new 20,000 square foot H&M store, their first store in West Virginia. Additionally, we will be adding a new Five Below, Qdoba and Ulta Beauty to replace a former H.H. Gregg store. The investment in the redevelopment of the former H.H. Gregg store will be approximately $4 to $5 million at a return of 13% - 14%. These new retailers are scheduled to open in the fall of 2018.
On April 11, 2018 we acquired, through a sale-leaseback transaction, four Sears department stores and adjacent Sears Auto Centers located at Longview Mall; Polaris Fashion Place®; Southern Hills Mall; and Town Center at Aurora. The purchase price was approximately $28.5 million and was funded by a combination of the Section 1031 tax proceeds from the Four Corners transaction, contributions from our joint venture partner related to their pro-rata share of the joint venture that owns Polaris Fashion Place® and availability on our Facility. We have control of these stores for future redevelopment and Sears will continue to operate under new leases, providing aggregate minimum rent under these leases of approximately $1.25 million per annum. In addition, Sears will be responsible for paying common area maintenance charges, taxes, insurance and utilities.
In addition to the purchase of four Sears stores discussed above, we also proactively negotiated early termination of two Sears leases to gain control of the real estate and commence redevelopment efforts. The first lease relates to the Sears store at Southern Park Mall in Youngstown, Ohio that is expected to close in the middle of 2018. We are in discussions with new tenants for the high visibility anchor space currently occupied by Sears. The second lease relates to the Sears store at WestShore Plaza in Tampa, Florida which will terminate at the end of 2019. We are actively working on redevelopment plans, and additional details will be announced in the future.
Capital Expenditures
The following table summarizes total consolidated capital expenditures on a cash basis for the six months ended June 30, 2018 (in thousands):

New developments	$504
Redevelopments and expansions	48,650
Tenant allowances	11,310
Operational capital expenditures	11,997
Total (1)	$72,461
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

The following schedule reconciles total FFO to net income for the three and six months ended June 30, 2018 and 2017 (in thousands, except share/unit amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$15,519	$164,500	$35,704	$179,124
Less: Preferred dividends and distributions on preferred operating partnership units	(3,568)	(3,568)	(7,136)	(7,136)
Adjustments to Arrive at FFO:
Real estate depreciation and amortization, including joint venture impact	73,355	75,079	143,554	149,600
Gain on disposition of interests in properties, net including impairment loss on depreciable real estate	(1,460)	(125,385)	(1,755)	(116,927)
FFO of the Operating Partnership (1)	83,846	110,626	170,367	204,661
FFO allocable to limited partners	12,998	17,368	26,428	32,202
FFO allocable to common shareholders/unitholders	$70,848	$93,258	$143,939	$172,459

Diluted earnings per share/unit	$0.05	$0.72	$0.13	$0.77
Adjustments to arrive at FFO per share/unit:
Real estate depreciation and amortization, including joint venture impact	0.33	0.34	0.64	0.67
Gain on disposition of interests in properties, net including impairment loss on depreciable real estate	(0.01)	(0.56)	(0.01)	(0.52)
Diluted FFO per share/unit	$0.37	$0.50	$0.76	$0.92

Weighted average shares outstanding - basic	187,781,293	186,844,293	187,546,821	186,562,797
Weighted average limited partnership units outstanding	34,707,251	34,894,953	34,693,730	34,940,575
Weighted average additional dilutive securities outstanding	1,397,289	524,354	1,412,680	530,684
Weighted average shares/units outstanding - diluted	223,885,833	222,263,600	223,653,231	222,034,056

(1)
FFO of the operating partnership decreased $34.3 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. During the six months ended June 30, 2018, we received $4.1 million less in FFO related to properties that were sold during 2017. We also received $5.9 million less in FFO from properties that are now held as joint ventures. The majority of this variance can be attributed to properties that were transferred to the O'Connor Joint Venture II during the second quarter of 2017. Interest expense increased by $5.3 million of which the majority of this increase can be attributed to additional interest expense incurred on our corporate bonds. Additionally, we recorded $2.4 million less in base minimum rents for comparable properties. Lastly, the gain on extinguishment of debt, net recognized for the six months ended June 30, 2017 period consisted of the $21.2 million gain related to the discounted payoff of the $87.3 million mortgage loan secured by Mesa Mall. We did not record any gain on extinguishment of debt for the six months ended June 30, 2018. Offsetting these decreases was $14.2 million in additional FFO received from the sale of outparcels primarily related to the sale to Four Corners (see details under "Overview - Basis of Presentation - Outparcel Sale").

We deem NOI and comparable NOI to be important measures for investors and management to use in assessing our operating performance, as these measures enable us to present the core operating results from our portfolio, excluding certain non-cash, corporate-level and nonrecurring items. Specifically, we exclude from operating income the following items in our calculations of comparable NOI:

•	straight-line rents and fair value rent amortization;

•	management fee allocation to promote comparability across periods; and

•	termination income, out-parcel sales and material insurance proceeds, which are deemed to be outside of normal operating results.
The following schedule reconciles comparable NOI for our core portfolio to operating income and presents comparable NOI percent change for the three and six months ended June 30, 2018 and 2017 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Operating income	$43,653	$49,869	$89,324	$99,400

Depreciation and amortization	63,796	66,620	125,090	134,131
General and administrative	11,191	9,091	20,845	17,919
Impairment loss	—	—	—	8,509
Fee income	(2,140)	(1,941)	(4,482)	(3,523)
Management fee allocation	—	37	(16)	513
Pro-rata share of unconsolidated joint ventures in comp NOI	18,546	14,337	35,429	22,270
Property allocated corporate expense	3,685	3,328	7,181	6,664
Non-comparable properties and other (1)	(3,413)	99	(2,860)	(1,014)
NOI from sold properties	4	(2,063)	(12)	(5,732)
Termination income	(258)	(1,944)	(2,024)	(3,053)
Straight-line rents	(1,164)	(377)	(2,023)	(831)
Ground lease adjustments for straight-line and fair market value	12	25	25	30
Fair market value and inducement adjustments to base rents	(1,072)	(2,845)	(4,114)	(5,046)
Less: noncore properties (2)	(3,552)	(4,036)	(7,092)	(8,333)

Comparable NOI - core portfolio	$129,288	$130,200	$255,271	$261,904
Comparable NOI percentage change - core portfolio	(0.7)%		(2.5)%

(1)
Represents an adjustment to remove the NOI amounts from properties not owned and operated in all periods presented, certain non-recurring expenses (such as hurricane related expenses), as well as material insurance proceeds and other non-recurring income received in the periods presented. This also includes adjustments related to the rents from the outparcels sold to Four Corners.

(2)	NOI from the three noncore properties held in each period presented.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk from changes in interest rates, primarily LIBOR. We seek to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs by closely monitoring our variable rate debt and converting such debt to fixed rates when we deem such conversion advantageous. From time to time, we may enter into interest rate swap agreements or other interest rate hedging contracts. While these agreements are intended to lessen the impact of rising interest rates, they also expose us to the risks that the other parties to the agreements will not perform, we could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly effective cash flow hedges under GAAP guidance. As of June 30, 2018, $435.4 million (net of $9.6 million in debt issuance costs) of our aggregate consolidated indebtedness (14.5% of total consolidated indebtedness) was subject to variable interest rates, excluding amounts outstanding under variable rate loans that have been hedged to fixed interest rates.
If LIBOR rates of interest on our variable rate debt fluctuated, our future earnings and cash flows would be impacted, depending upon the current LIBOR rates and the existence of any derivative contracts currently in effect.  Based upon our variable rate debt balance as of June 30, 2018, a 50 basis point increase in LIBOR rates would result in a decrease in earnings and cash flow of $2.2 million annually and a 50 basis point decrease in LIBOR rates would result in an increase in earnings and cash flow of $2.2 million annually.  This assumes that the amount outstanding under our variable rate debt remains at $435.4 million, the balance as of June 30, 2018.

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
Changes in Internal Control Over Financial Reporting.  There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Changes in Internal Control Over Financial Reporting.  There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date:	July 26, 2018	By:	/s/ Mark E. Yale
Mark E. Yale Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	July 26, 2018	By:	/s/ Melissa A. Indest
Melissa A. Indest Senior Vice President, Finance and Chief Accounting Officer (Principal Accounting Officer)