Form 10-Q
period 2018-09-30
WASHINGTON PRIME GROUP INC.; Washington Prime Group, L.P.
filed 2018-10-25
CIK 1594686, 1610911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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
As of October 24, 2018, Washington Prime Group Inc. had 186,074,461 shares of common stock outstanding. Washington Prime Group, L.P. has no publicly traded equity and no common stock outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarter ended September 30, 2018 of Washington Prime Group® Inc. and Washington Prime Group, L.P. Unless stated otherwise or the context requires otherwise, references to "WPG Inc." mean Washington Prime Group Inc., an Indiana corporation, and references to "WPG L.P." mean Washington Prime Group, L.P., an Indiana limited partnership, and its consolidated subsidiaries, in cases where it is important to distinguish between WPG Inc. and WPG L.P. We use the terms "WPG," the "Company,” “we,” "us," and “our” to refer to WPG Inc., WPG L.P., and entities in which WPG Inc. or WPG L.P. (or any affiliate) has a material interest on a consolidated basis, unless the context indicates otherwise.

WPG Inc. operates as a self-managed and self-administered real estate investment trust (“REIT”). WPG Inc. owns properties and conducts operations through WPG L.P., of which WPG Inc. is the sole general partner and of which it held approximately 84.4% of the partnership interests (“OP units”) at September 30, 2018. The remaining OP units are owned by various limited partners. As the sole general partner of WPG L.P., WPG Inc. has the exclusive and complete responsibility for WPG L.P.’s day-to-day management and control. Management operates WPG Inc. and WPG L.P. as one enterprise. The management of WPG Inc. consists of the same persons who direct the management of WPG L.P. As general partner with control of WPG L.P., WPG Inc. consolidates WPG L.P. for financial reporting purposes, and WPG Inc. does not have significant assets other than its investment in WPG L.P. Therefore, the assets and liabilities of WPG Inc. and WPG L.P. are substantially the same on their respective consolidated financial statements and the disclosures of WPG Inc. and WPG L.P. also are substantially similar.
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

WASHINGTON PRIME GROUP INC. AND WASHINGTON PRIME GROUP, L.P.
FORM 10-Q

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements
Washington Prime Group Inc.
Unaudited Consolidated Balance Sheets
(dollars in thousands, except share and par value amounts)

	September 30, 2018	December 31, 2017
ASSETS:
Investment properties at cost	$5,945,252	$5,807,760
Less: accumulated depreciation	2,265,857	2,139,620
	3,679,395	3,668,140
Cash and cash equivalents	73,107	52,019
Tenant receivables and accrued revenue, net	78,265	90,314
Investment in and advances to unconsolidated entities, at equity	446,301	451,839
Deferred costs and other assets	197,870	189,095
Total assets	$4,474,938	$4,451,407
LIABILITIES:
Mortgage notes payable	$1,090,680	$1,157,082
Notes payable	981,858	979,372
Unsecured term loans	685,226	606,695
Revolving credit facility	315,717	154,460
Accounts payable, accrued expenses, intangibles, and deferred revenues	233,493	264,998
Distributions payable	2,992	2,992
Cash distributions and losses in unconsolidated entities, at equity	15,421	15,421
Total liabilities	3,325,387	3,181,020
Redeemable noncontrolling interests	3,265	3,265
EQUITY:
Stockholders' Equity:
Series H Cumulative Redeemable Preferred Stock, $0.0001 par value, 4,000,000 shares issued and outstanding as of September 30, 2018 and December 31, 2017	104,251	104,251
Series I Cumulative Redeemable Preferred Stock, $0.0001 par value, 3,800,000 shares issued and outstanding as of September 30, 2018 and December 31, 2017	98,325	98,325
Common stock, $0.0001 par value, 350,000,000 shares authorized; 186,074,461 and 185,791,421 issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	19	19
Capital in excess of par value	1,245,943	1,240,483
Accumulated deficit	(464,971)	(350,594)
Accumulated other comprehensive income	14,484	6,920
Total stockholders' equity	998,051	1,099,404
Noncontrolling interests	148,235	167,718
Total equity	1,146,286	1,267,122
Total liabilities, redeemable noncontrolling interests and equity	$4,474,938	$4,451,407

The accompanying notes are an integral part of these statements.

Washington Prime Group Inc.
Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss)
(dollars in thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
REVENUE:
Minimum rent	$123,822	$122,942	$368,948	$389,491
Overage rent	1,822	1,687	5,251	5,818
Tenant reimbursements	49,105	50,239	145,343	159,150
Other income	5,167	4,452	19,442	16,426
Total revenues	179,916	179,320	538,984	570,885
EXPENSES:
Property operating	37,885	37,098	110,196	109,506
Depreciation and amortization	71,010	65,383	196,100	199,514
Real estate taxes	22,145	20,401	65,280	69,661
Advertising and promotion	1,875	2,112	5,886	6,539
Provision for credit losses	497	796	4,454	4,280
General and administrative	9,124	8,108	29,969	26,027
Ground rent	197	237	592	2,264
Impairment loss	—	20,892	—	29,401
Total operating expenses	142,733	155,027	412,477	447,192
OPERATING INCOME	37,183	24,293	126,507	123,693
Interest expense, net	(36,582)	(34,344)	(105,627)	(98,113)
Gain on extinguishment of debt, net	—	—	—	21,221
Income and other taxes	227	(448)	(859)	(2,996)
Loss from unconsolidated entities, net	(577)	(165)	(310)	(781)
INCOME (LOSS) BEFORE GAIN ON DISPOSITION OF INTERESTS IN PROPERTIES, NET	251	(10,664)	19,711	43,024
Gain on disposition of interests in properties, net	3,864	—	20,108	125,436
NET INCOME (LOSS)	4,115	(10,664)	39,819	168,460
Net income (loss) attributable to noncontrolling interests	144	(2,269)	4,730	25,070
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	3,971	(8,395)	35,089	143,390
Less: Preferred share dividends	(3,508)	(3,508)	(10,524)	(10,524)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$463	$(11,903)	$24,565	$132,866

EARNINGS (LOSS) PER COMMON SHARE, BASIC & DILUTED	$0.00	$(0.06)	$0.13	$0.71

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$4,115	$(10,664)	$39,819	$168,460
Unrealized income (loss) on interest rate derivative instruments, net	2,471	(727)	8,290	(428)
Comprehensive income (loss)	6,586	(11,391)	48,109	168,032
Comprehensive income (loss) attributable to noncontrolling interests	534	(2,378)	6,040	25,019
Comprehensive income (loss) attributable to common shareholders	$6,052	$(9,013)	$42,069	$143,013
The accompanying notes are an integral part of these statements.

Washington Prime Group Inc.
Unaudited Consolidated Statements of Cash Flows
(dollars in thousands)

	For the Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$39,819	$168,460
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including fair value rent, fair value debt, deferred financing costs and equity-based compensation	195,678	199,294
Gain on extinguishment of debt, net	—	(21,221)
Gain on disposition of interests in properties and outparcels, net	(20,108)	(125,710)
Impairment loss	—	29,401
Provision for credit losses	4,454	4,280
Loss from unconsolidated entities, net	310	781
Distributions of income from unconsolidated entities	3,363	529
Changes in assets and liabilities:
Tenant receivables and accrued revenue, net	9,563	5,188
Deferred costs and other assets	(21,164)	(18,785)
Accounts payable, accrued expenses, deferred revenues and other liabilities	(20,106)	2,001
Net cash provided by operating activities	191,809	244,218
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(80,108)	—
Capital expenditures, net	(112,094)	(109,161)
Net proceeds from disposition of interests in properties and outparcels	27,931	203,684
Investments in unconsolidated entities	(17,127)	(48,628)
Distributions of capital from unconsolidated entities	23,356	56,962
Net cash (used in) provided by investing activities	(158,042)	102,857
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to noncontrolling interest holders in properties	(5)	(23)
Redemption of limited partner units	(25)	(90)
Net proceeds from issuance of common shares, including common stock plans	—	13
Purchase of redeemable noncontrolling interest	—	(6,830)
Distributions on common and preferred shares/units	(177,604)	(177,126)
Proceeds from issuance of debt, net of transaction costs	678,563	1,099,347
Repayments of debt	(507,051)	(1,273,925)
Net cash used in financing activities	(6,122)	(358,634)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	27,645	(11,559)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	70,201	88,514
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$97,846	$76,955

The accompanying notes are an integral part of these statements.

Washington Prime Group Inc.
Unaudited Consolidated Statement of Equity
(dollars in thousands, except per share/unit amounts)

	Preferred Series H	Preferred Series I	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity	Non- Controlling Interests	Total Equity	Redeemable Non-Controlling Interests
Balance, December 31, 2017	$104,251	$98,325	$19	$1,240,483	$(350,594)	$6,920	$1,099,404	$167,718	$1,267,122	$3,265
Cumulative effect of accounting standards	—	—	—	(389)	1,890	584	2,085	389	2,474	—
Redemption of limited partner units	—	—	—	—	—	—	—	(25)	(25)	—
Other	—	—	—	(96)	—	—	(96)	—	(96)	—
Equity-based compensation	—	—	—	5,635	—	—	5,635	676	6,311	—
Adjustments to noncontrolling interests	—	—	—	310	—	—	310	(310)	—	—
Distributions on common shares/units ($0.75 per common share/unit)	—	—	—	—	(140,832)	—	(140,832)	(26,073)	(166,905)	—
Distributions declared on preferred shares	—	—	—	—	(10,524)	—	(10,524)	—	(10,524)	—
Other comprehensive income	—	—	—	—	—	6,980	6,980	1,310	8,290	—
Net income, excluding $180 of distributions to preferred unitholders	—	—	—	—	35,089	—	35,089	4,550	39,639	—
Balance, September 30, 2018	$104,251	$98,325	$19	$1,245,943	$(464,971)	$14,484	$998,051	$148,235	$1,146,286	$3,265

The accompanying notes are an integral part of this statement.

Washington Prime Group, L.P.
Unaudited Consolidated Balance Sheets
(dollars in thousands, except unit amounts)

	September 30, 2018	December 31, 2017
ASSETS:
Investment properties at cost	$5,945,252	$5,807,760
Less: accumulated depreciation	2,265,857	2,139,620
	3,679,395	3,668,140
Cash and cash equivalents	73,107	52,019
Tenant receivables and accrued revenue, net	78,265	90,314
Investment in and advances to unconsolidated entities, at equity	446,301	451,839
Deferred costs and other assets	197,870	189,095
Total assets	$4,474,938	$4,451,407
LIABILITIES:
Mortgage notes payable	$1,090,680	$1,157,082
Notes payable	981,858	979,372
Unsecured term loans	685,226	606,695
Revolving credit facility	315,717	154,460
Accounts payable, accrued expenses, intangibles, and deferred revenues	233,493	264,998
Distributions payable	2,992	2,992
Cash distributions and losses in unconsolidated entities, at equity	15,421	15,421
Total liabilities	3,325,387	3,181,020
Redeemable noncontrolling interests	3,265	3,265
EQUITY:
Partners' Equity:
General partner
Preferred equity, 7,800,000 units issued and outstanding as of September 30, 2018 and December 31, 2017	202,576	202,576
Common equity, 186,074,461 and 185,791,421 units issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	795,475	896,828
Total general partners' equity	998,051	1,099,404
Limited partners, 34,756,137 and 34,760,026 units issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	147,182	166,660
Total partners' equity	1,145,233	1,266,064
Noncontrolling interests	1,053	1,058
Total equity	1,146,286	1,267,122
Total liabilities, redeemable noncontrolling interests and equity	$4,474,938	$4,451,407

The accompanying notes are an integral part of these statements.

Washington Prime Group, L.P.
Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss)
(dollars in thousands, except per unit amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
REVENUE:
Minimum rent	$123,822	$122,942	$368,948	$389,491
Overage rent	1,822	1,687	5,251	5,818
Tenant reimbursements	49,105	50,239	145,343	159,150
Other income	5,167	4,452	19,442	16,426
Total revenues	179,916	179,320	538,984	570,885
EXPENSES:
Property operating	37,885	37,098	110,196	109,506
Depreciation and amortization	71,010	65,383	196,100	199,514
Real estate taxes	22,145	20,401	65,280	69,661
Advertising and promotion	1,875	2,112	5,886	6,539
Provision for credit losses	497	796	4,454	4,280
General and administrative	9,124	8,108	29,969	26,027
Ground rent	197	237	592	2,264
Impairment loss	—	20,892	—	29,401
Total operating expenses	142,733	155,027	412,477	447,192
OPERATING INCOME	37,183	24,293	126,507	123,693
Interest expense, net	(36,582)	(34,344)	(105,627)	(98,113)
Gain on extinguishment of debt, net	—	—	—	21,221
Income and other taxes	227	(448)	(859)	(2,996)
Loss from unconsolidated entities, net	(577)	(165)	(310)	(781)
INCOME (LOSS) BEFORE GAIN ON DISPOSITION OF INTERESTS IN PROPERTIES, NET	251	(10,664)	19,711	43,024
Gain on disposition of interests in properties, net	3,864	—	20,108	125,436
NET INCOME (LOSS) ATTRIBUTABLE TO UNITHOLDERS	4,115	(10,664)	39,819	168,460
Less: Preferred unit distributions	(3,568)	(3,568)	(10,704)	(10,704)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON UNITHOLDERS	$547	$(14,232)	$29,115	$157,756

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON UNITHOLDERS:
General partner	$463	$(11,903)	$24,565	$132,866
Limited partners	84	(2,329)	4,550	24,890
Net income (loss) attributable to common unitholders	$547	$(14,232)	$29,115	$157,756

EARNINGS (LOSS) PER COMMON UNIT, BASIC & DILUTED	$0.00	$(0.06)	$0.13	$0.71

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$4,115	$(10,664)	$39,819	$168,460
Unrealized income (loss) on interest rate derivative instruments, net	2,471	(727)	8,290	(428)
Comprehensive income (loss)	$6,586	$(11,391)	$48,109	$168,032

The accompanying notes are an integral part of these statements.

Washington Prime Group, L.P.
Unaudited Consolidated Statements of Cash Flows
(dollars in thousands)

	For the Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$39,819	$168,460
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including fair value rent, fair value debt, deferred financing costs and equity-based compensation	195,678	199,294
Gain on extinguishment of debt, net	—	(21,221)
Gain on disposition of interests in properties and outparcels, net	(20,108)	(125,710)
Impairment loss	—	29,401
Provision for credit losses	4,454	4,280
Loss from unconsolidated entities, net	310	781
Distributions of income from unconsolidated entities	3,363	529
Changes in assets and liabilities:
Tenant receivables and accrued revenue, net	9,563	5,188
Deferred costs and other assets	(21,164)	(18,785)
Accounts payable, accrued expenses, deferred revenues and other liabilities	(20,106)	2,001
Net cash provided by operating activities	191,809	244,218
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(80,108)	—
Capital expenditures, net	(112,094)	(109,161)
Net proceeds from disposition of interests in properties and outparcels	27,931	203,684
Investments in unconsolidated entities	(17,127)	(48,628)
Distributions of capital from unconsolidated entities	23,356	56,962
Net cash (used in) provided by investing activities	(158,042)	102,857
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to noncontrolling interest holders in properties	(5)	(23)
Redemption of limited partner units	(25)	(90)
Net proceeds from issuance of common units, including equity-based compensation plans	—	13
Purchase of redeemable noncontrolling interest	—	(6,830)
Distributions to unitholders	(177,604)	(177,126)
Proceeds from issuance of debt, net of transaction costs	678,563	1,099,347
Repayments of debt	(507,051)	(1,273,925)
Net cash used in financing activities	(6,122)	(358,634)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	27,645	(11,559)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	70,201	88,514
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$97,846	$76,955

The accompanying notes are an integral part of these statements.

Washington Prime Group, L.P.
Unaudited Consolidated Statement of Equity
(dollars in thousands, except per unit amounts)

	General Partner
	Preferred	Common	Total	Limited Partners	Total Partners' Equity	Non- Controlling Interests	Total Equity	Redeemable Non-Controlling Interests
Balance, December 31, 2017	$202,576	$896,828	$1,099,404	$166,660	$1,266,064	$1,058	$1,267,122	$3,265
Cumulative effect of accounting standards	—	2,085	2,085	389	2,474	—	2,474	—
Redemption of limited partner units	—	—	—	(25)	(25)	—	(25)	—
Other	—	(96)	(96)	—	(96)	—	(96)	—
Equity-based compensation	—	5,635	5,635	676	6,311	—	6,311	—
Adjustments to limited partners' interests	—	310	310	(310)	—	—	—	—
Distributions on common units ($0.75 per common unit)	—	(140,832)	(140,832)	(26,068)	(166,900)	(5)	(166,905)	—
Distributions declared on preferred units	(10,524)	—	(10,524)	—	(10,524)	—	(10,524)	(180)
Other comprehensive income	—	6,980	6,980	1,310	8,290	—	8,290	—
Net income	10,524	24,565	35,089	4,550	39,639	—	39,639	180
Balance, September 30, 2018	$202,576	$795,475	$998,051	$147,182	$1,145,233	$1,053	$1,146,286	$3,265

The accompanying notes are an integral part of this statement.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

1.	Organization
Washington Prime Group Inc. (“WPG Inc.”) is an Indiana corporation that operates as a fully integrated, self‑administered and self‑managed real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended (the "Code"). WPG Inc. will generally qualify as a REIT for U.S. federal income tax purposes as long as it continues to distribute at least 90% of its REIT taxable income and satisfy certain other requirements. WPG Inc. will generally be allowed a deduction against its U.S. federal income tax liability for dividends paid by it to REIT shareholders, thereby reducing or eliminating any corporate level taxation to WPG Inc. Washington Prime Group, L.P. (“WPG L.P.”) is WPG Inc.'s majority‑owned limited partnership subsidiary that owns, develops and manages, through its affiliates, all of WPG Inc.'s real estate properties and other assets. WPG Inc. is the sole general partner of WPG L.P. As of September 30, 2018, our assets consisted of material interests in 109 shopping centers in the United States, consisting of open air properties and enclosed retail properties, comprised of approximately 60 million square feet of gross leasable area.
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
Severance
On May 7, 2018, the Company's Executive Vice President, Property Management was terminated without cause from his position and received severance payments and other benefits pursuant to the terms and conditions of his employment agreement. In addition, the Company terminated without cause additional non-executive personnel. In connection with and as part of the aforementioned management changes, the Company recorded aggregate severance charges of $2.0 million, including $0.5 million of non-cash stock compensation in the form of accelerated vesting of equity incentive awards, which costs are included in general and administrative expense in the accompanying consolidated statements of operations and comprehensive income (loss) for the nine months ended September 30, 2018.

2.	Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The consolidated balance sheets as of September 30, 2018 and December 31, 2017 include the accounts of WPG Inc. and WPG L.P., as well as their majority owned and controlled subsidiaries. The accompanying consolidated statements of operations include the consolidated accounts of the Company. All intercompany transactions have been eliminated in consolidation. Due to the seasonal nature of certain operational activities, the results for the interim period ended September 30, 2018 are not necessarily indicative of the results to be expected for the full year.
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
There have been no changes during the nine months ended September 30, 2018 to any of our previous conclusions about whether an entity qualifies as a VIE or whether we are the primary beneficiary of any previously identified VIE. During the nine months ended September 30, 2018, we did not provide financial or other support to a previously identified VIE that we were not previously contractually obligated to provide.
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
As of September 30, 2018, our assets consisted of material interests in 109 shopping centers. The consolidated financial statements as of that date reflect the consolidation of 92 wholly owned properties and four additional properties that are less than wholly owned, but which we control or for which we are the primary beneficiary. We account for our interests in the remaining 13 properties, or the joint venture properties, using the equity method of accounting. While we manage the day-to-day operations of the joint venture properties, we do not control the operations as we have determined that our partner or partners have substantive participating rights with respect to the assets and operations of these joint venture properties (see Note 5 - "Investment in Unconsolidated Entities, at Equity" for further details).
We allocate net operating results of WPG L.P. to third parties and to WPG Inc. based on the partners' respective weighted average ownership interests in WPG L.P. Net operating results of WPG L.P. attributable to third parties are reflected in net income attributable to noncontrolling interests. WPG Inc.'s weighted average ownership interest in WPG L.P. was 84.4% and 84.2% for the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018 and December 31, 2017, WPG Inc.'s ownership interest in WPG L.P. was 84.4% and 84.3%, respectively. We adjust the noncontrolling limited partners' interests at the end of each period to reflect their interest in WPG L.P.

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
On January 1, 2018, we adopted ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities." ASU 2017-12 aims to reduce complexity in cash value hedges of interest rate risk and eliminates the requirement to separately measure and report hedge ineffectiveness, generally requiring the entire change in the fair value of the hedging instrument to be presented in the same income statement line as the hedged item. Upon adoption, we recorded a cumulative-effect adjustment of $0.6 million between accumulated other comprehensive income and retained earnings.

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
In accordance with ASU 2014-09 requirements, the disclosure of the impact of adoption on our consolidated statements of operations for three and nine months ended September 30, 2018 and consolidated balance sheet as of September 30, 2018 were as follows:

	For the Three Months Ended September 30, 2018			For the Nine Months Ended September 30, 2018
	As Reported	Balances Without Adoption of ASU 2014-09	Effect of Change Higher/(Lower)	As Reported	Balances Without Adoption of ASU 2014-09	Effect of Change Higher/(Lower)
Consolidated Statements of Operations
Revenues
Other income	$5,167	$4,888	$279	$19,442	$18,910	$532

	September 30, 2018
	As Reported	Balances Without Adoption of ASU 2014-09	Effect of Change Higher/(Lower)
Balance Sheet
Liabilities
Accounts payable, accrued expenses, intangibles, and deferred revenues	$233,493	$236,500	$(3,007)

Equity
Capital in excess of par value	$1,245,943	$1,246,412	$(469)
Accumulated deficit	$(464,971)	$(467,978)	$3,007
Noncontrolling interests	$148,235	$147,766	$469

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
The following is a summary of our cash, cash equivalents and restricted cash total as presented in our statements of cash flows for the nine months ended September 30, 2018 and 2017:

	For the Nine Months Ended September 30,
	2018	2017
Cash and cash equivalents	$73,107	$48,263
Restricted cash	24,739	28,692
Total cash, cash equivalents and restricted cash	$97,846	$76,955
For the nine months ended September 30, 2017, restricted cash related to cash flows provided by operating activities of $6.6 million, restricted cash related to cash flows used in investing activities of $4.0 million, and restricted cash related to cash flows used in financing activities of $3.0 million were reclassified. Restricted cash primarily relates to cash held in escrow for payment of real estate taxes and property reserves for maintenance, expansion or leasehold improvements as required by our mortgage loans. Restricted cash is included in "Deferred costs and other assets" in the accompanying balance sheets as of September 30, 2018 and December 31, 2017.
New Standards Issued But Not Yet Adopted
In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-02, "Leases (Topic 842)." ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. It is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. In July 2018, the FASB approved an amendment that provides an entity the optional transition method to initially account for the impact of the adoption ASU 2016-02 with a cumulative adjustment to retained earnings on January 1, 2019 (the effective date of the ASU), rather than January 1, 2017, which would eliminate the need to restate amounts presented prior to January 1, 2019. From a lessee perspective, the Company currently has four material ground leases, two material office leases, and one material garage lease that, under the new guidance, will result in the recognition of a lease liability and corresponding right-of-use asset. As of September 30, 2018, undiscounted future minimum lease payments due under these leases total approximately $31.6 million with termination dates which range from 2023 to 2076.
From a lessor perspective, the new guidance remains mostly similar to current rules, though contract consideration will now be allocated between lease and non-lease components. Non-lease component allocations will be recognized under ASU 2014-09, and we expect that this will result in a different pattern of recognition for certain non-lease components, including for fixed common-area ("CAM") revenues. However, the FASB's amendment to ASU 2016-02 referred to above allows lessors to elect, as a practical expedient, not to allocate the total consideration to lease and non-lease components based on their relative standalone selling prices. This practical expedient allows lessors to elect a combined single lease component presentation if (i) the timing and pattern of the revenue recognition of the combined single lease component is the same, and (ii) the combined single component would be classified as an operating lease. We believe we meet the criteria to use this practical expedient. In addition, ASU 2016-02 limits the capitalization of leasing costs to initial direct costs, which will likely result in a reduction to our capitalized leasing costs and an increase to general and administrative expenses, though the amount of such changes is highly dependent upon the leasing compensation structures in place at the time of adoption. For the nine months ended September 30, 2018 and 2017, the Company deferred $13.0 million and $12.0 million of internal leasing costs, respectively. We are currently evaluating the impact the adoption of this standard will have on our consolidated financial statements.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

Revenue
The following tables disaggregate our revenue by major source for the three and nine months ended September 30, 2018:

	For the Three Months Ended September 30, 2018
	Minimum rent	Overage rent	Tenant reimbursements	Other income	Total
Lease related	$123,822	$1,822	$49,105	$197	$174,946
Ancillary	—	—	—	1,865	1,865
Fee related	—	—	—	2,562	2,562
Other(1)	—	—	—	543	543
Total revenues	$123,822	$1,822	$49,105	$5,167	$179,916

	For the Nine Months Ended September 30, 2018
	Minimum rent	Overage rent	Tenant reimbursements	Other income	Total
Lease related	$368,948	$5,251	$145,343	$2,221	$521,763
Ancillary	—	—	—	5,568	5,568
Fee related	—	—	—	7,044	7,044
Other(1)	—	—	—	4,609	4,609
Total revenues	$368,948	$5,251	$145,343	$19,442	$538,984
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
On April 24, 2018, the Company closed on the acquisition of Southgate Mall, located in Missoula, Montana, for $58.0 million, which was funded from our Facility (as defined in Note 6 - "Indebtedness").
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
Intangibles of $10.3 million, which relate primarily to above-market leases and lease in place values, are included in “Deferred costs and other assets” as of the respective acquisition dates. The initial weighted average useful life of the intangible assets was 11.5 years. Intangibles of $4.9 million, which relate primarily to below-market leases, are included in “Accounts payable, accrued expense, intangibles, and deferred revenue” as of the respective acquisition dates. The initial weighted average useful life of the intangible liabilities was 9.6 years.
The transactions were accounted for as asset acquisitions and accordingly, $0.6 million of transaction costs were capitalized as part of the allocation of fair value.
2018 Dispositions
On January 12, 2018, we completed the sale of the first tranche of restaurant outparcels to FCPT Acquisitions, LLC ("Four Corners") pursuant to the purchase and sale agreement executed on September 20, 2017 between the Company and Four Corners. The first tranche consisted of 10 outparcels, with an allocated purchase price of approximately $13.7 million. The net proceeds of approximately $13.5 million were used to fund a portion of the acquisition of the Sears parcels on April 11, 2018, as discussed above, and for general corporate purposes. On June 29, 2018, we completed the sale of the second tranche, which consisted of 5 outparcels, for an allocated purchase price of approximately $9.5 million. The Company received net proceeds of approximately $9.4 million, which were used to reduce corporate debt and for ongoing redevelopment efforts. On July 27, 2018, we completed the sale of the third tranche, which consisted of 2 outparcels, for an allocated purchase price of approximately $4.6 million. The Company received net proceeds of approximately $4.5 million, which were used to reduce corporate debt and for ongoing redevelopment efforts. The Company expects to close on most of the approximately $43.0 million of remaining outparcels during the fourth quarter of 2018, subject to due diligence and closing conditions.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

In connection with the 2018 disposition activities, the Company recorded net gains of $3.9 million and $20.1 million for the three and nine months ended September 30, 2018, respectively, which are included in gain on disposition of interests in properties, net in the accompanying consolidated statements of operations and comprehensive income (loss).
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
In connection with the 2017 disposition activities, the Company recorded net gains of $125.4 million for the nine months ended September 30, 2017, which are included in gain on disposition of interests in properties, net in the accompanying consolidated statements of operations and comprehensive income (loss).
Impairment
Subsequent to the third quarter of 2017, the Company entered into a purchase and sale agreement to dispose of Colonial Park Mall, located in Harrisburg, Pennsylvania, which was sold in the fourth quarter of 2017. We shortened the hold period used in assessing impairment for the asset during the quarter ended September 30, 2017, which resulted in the carrying value not being recoverable from the expected cash flows. The purchase offer represented the best available evidence of fair value for this property. We compared the fair value to the carrying value, which resulted in the recording of a one-time non-cash impairment charge of approximately $20.9 million in the accompanying consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2017.
During the first quarter of 2017, the Company entered into a purchase and sale agreement to dispose of Morgantown Commons, which was sold in the second quarter of 2017. We shortened the hold period used in assessing impairment for the asset during the quarter ended March 31, 2017, which resulted in the carrying value not being recoverable from the expected cash flows. The purchase offer represented the best available evidence of fair value for this property. We compared the fair value to the carrying value, which resulted in the recording of a one-time non-cash impairment charge of approximately $8.5 million in the accompanying consolidated statements of operations and comprehensive income (loss) for the nine months ended September 30, 2017.

5.	Investment in Unconsolidated Entities, at Equity
The Company's investment activity in unconsolidated real estate entities during the nine months ended September 30, 2018 and September 30, 2017 consisted of investments in the following material joint ventures:

•	The O'Connor Joint Venture I
This investment consists of a 51% noncontrolling interest held by the Company in a portfolio of five enclosed retail properties and related outparcels, consisting of the following: The Mall at Johnson City located in Johnson City, Tennessee; Pearlridge Center located in Aiea, Hawaii; Polaris Fashion Place®; Scottsdale Quarter® located in Scottsdale, Arizona; and Town Center Plaza (which consists of Town Center Plaza and the adjacent Town Center Crossing) located in Leawood, Kansas. We retain management, leasing, and development responsibilities for the O'Connor Joint Venture I.

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
During the quarter ended June 30, 2017, we completed an additional joint venture transaction with O'Connor Mall Partners, L.P. ("O'Connor"), an unaffiliated third party and our partner in the O'Connor Joint Venture I, with respect to the ownership and operation of seven retail properties and certain related outparcels, consisting of the following: The Arboretum, located in Austin, Texas; Arbor Hills, located in Ann Arbor, Michigan; Classen Curve and The Triangle at Classen Curve, each located in Oklahoma City, Oklahoma and Nichols Hills Plaza, located in Nichols Hills, Oklahoma (the "Oklahoma City Properties"); Gateway Centers, located in Austin, Texas; Malibu Lumber Yard; Palms Crossing I and II, located in McAllen, Texas; and The Shops at Arbor Walk, located in Austin, Texas (the "O'Connor Joint Venture II"). The transaction valued the properties at $598.6 million before closing adjustments and debt assumptions. Under the terms of the agreement, we retained a 51% noncontrolling interest in the O'Connor Joint Venture II and sold the remaining 49% interest to O'Connor. The transaction generated net proceeds to the Company of approximately $138.9 million, after taking into consideration costs associated with the transaction and the assumption of debt, which we used to reduce the Company's debt as well as for general corporate purposes. At the time of closing, we deconsolidated the properties included in the O'Connor Joint Venture II and recorded a gain in connection with this partial sale of $126.1 million, which is included in gain on disposition of interests in properties, net in the accompanying consolidated statements of operations and comprehensive income (loss) for the nine months ended September 30, 2017. The gain was recorded pursuant to ASC 360-20 and calculated based upon proceeds received, less 49% of the book value of the deconsolidated net assets. Our retained 51% noncontrolling equity method interest was valued at historical cost based upon the pro rata book value of the retained interest in the net assets. We retain management, leasing, and development responsibilities for the O'Connor Joint Venture II.
In connection with the formation of this joint venture, we recorded transaction costs of approximately $6.4 million as part of our basis in this investment.

•	The Seminole Joint Venture
This investment consists of a 45% legal interest held by the Company in Seminole Towne Center, an approximate 1.1 million square foot enclosed regional retail property located in the Orlando, Florida area. The Company's effective financial interest in this property (after preferences) is estimated to be approximately 8% for 2018. We retain management, leasing, and development responsibilities for the Seminole Joint Venture.
Advances to the O'Connor Joint Venture I and O'Connor Joint Venture II totaled $4.8 million and $4.3 million as of September 30, 2018 and December 31, 2017, respectively, which are included in investment in and advances to unconsolidated entities, at equity in the accompanying consolidated balance sheets. Management deems this balance to be collectible and anticipates repayment within one year.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

The following table presents the combined balance sheets for the O'Connor Joint Venture I, O'Connor Joint Venture II, the Seminole Joint Venture, and an indirect 12.5% ownership interest in certain real estate as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Assets:
Investment properties at cost, net	$1,955,773	$1,972,208
Construction in progress	46,615	44,817
Cash and cash equivalents	50,272	40,955
Tenant receivables and accrued revenue, net	29,204	30,866
Deferred costs and other assets (1)	156,834	174,665
Total assets	$2,238,698	$2,263,511
Liabilities and Members’ Equity:
Mortgage notes payable	$1,295,175	$1,302,143
Accounts payable, accrued expenses, intangibles, and deferred revenues(2)	147,271	148,273
Total liabilities	1,442,446	1,450,416
Members’ equity	796,252	813,095
Total liabilities and members’ equity	$2,238,698	$2,263,511
Our share of members’ equity, net	$406,136	$414,245

Our share of members’ equity, net	$406,136	$414,245
Advances and excess investment	24,744	22,173
Net investment in and advances to unconsolidated entities, at equity(3)	$430,880	$436,418

(1)	Includes value of acquired in-place leases and acquired above-market leases with a net book value of $95,126 and $107,869 as of September 30, 2018 and December 31, 2017, respectively.

(2)	Includes the net book value of below market leases of $59,875 and $69,269 as of September 30, 2018 and December 31, 2017, respectively.

(3)
Includes $446,301 and $451,839 of investment in and advances to unconsolidated entities, at equity as of September 30, 2018 and December 31, 2017, respectively, and $15,421 of cash distributions and losses in unconsolidated entities, at equity as of September 30, 2018 and December 31, 2017.

The following table presents the combined statements of operations for the O'Connor Joint Venture II for the three and nine months ended September 30, 2018 and from May 12, 2017, and, in the case of Malibu Lumber Yard, for the period from June 13, 2017, through September 30, 2017 and the O'Connor Joint Venture I, the Seminole Joint Venture, and an indirect 12.5% ownership interest in certain real estate for all periods presented during which the Company accounted for these investments as unconsolidated entities for the three and nine months ended September 30, 2018 and 2017:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Total revenues	$66,376	$63,403	$196,458	$170,689
Operating expenses	26,718	25,848	79,963	70,845
Depreciation and amortization	26,204	24,483	74,029	65,743
Operating income	13,454	13,072	42,466	34,101
(Loss) gain on sale of interests in properties	(467)	1,585	(467)	1,585
Interest expense, taxes, and other, net	(12,939)	(12,958)	(38,927)	(32,992)
Net income from the Company's unconsolidated real estate entities	$48	$1,699	$3,072	$2,694

Our share of loss from the Company's unconsolidated real estate entities	$(577)	$(165)	$(310)	$(781)

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

6.	Indebtedness
Mortgage Debt
Total mortgage indebtedness at September 30, 2018 and December 31, 2017 was as follows:

	September 30, 2018	December 31, 2017
Face amount of mortgage loans	$1,087,385	$1,152,436
Fair value adjustments, net	6,367	8,338
Debt issuance cost, net	(3,072)	(3,692)
Carrying value of mortgage loans	$1,090,680	$1,157,082
A roll forward of mortgage indebtedness from December 31, 2017 to September 30, 2018 is summarized as follows:

Balance at December 31, 2017	$1,157,082
Debt borrowings, net of issuance costs	34,782
Debt amortization payments	(13,551)
Repayment of debt	(86,500)
Amortization of fair value and other adjustments	(1,971)
Amortization of debt issuance costs	838
Balance at September 30, 2018	$1,090,680
On September 27, 2018, an affiliate of WPG Inc. closed on a $35.0 million full-recourse mortgage note payable with a three-year term and a fixed rate of 4.48% secured by Southgate Mall. The mortgage note payable requires interest only payments and will initially mature on September 27, 2021, subject to two one year extensions available at our option subject to compliance with the terms of the underlying loan agreement and payment of customary extension fees. The proceeds were used to reduce corporate debt and for ongoing redevelopment efforts.
On June 8, 2018, the Company exercised the first of three options to extend the maturity date of the $65.0 million term loan secured by Weberstown Mall, located in Stockton, California, for one year. The extended maturity date is June 8, 2019, subject to two one year extensions available at our option subject to compliance with the terms of the underlying loan agreement and payment of customary extension fees.
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

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

The following table identifies our total unsecured debt outstanding at September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Notes payable:
Face amount - the Exchange Notes(1)	$250,000	$250,000
Face amount - 5.950% Notes due 2024(2)	750,000	750,000
Debt discount, net	(10,039)	(11,086)
Debt issuance costs, net	(8,103)	(9,542)
Total carrying value of notes payable	$981,858	$979,372

Unsecured term loans:(8)
Face amount - Term Loan(3)(4)	$350,000	$—
Face amount - December 2015 Term Loan(5)	340,000	340,000
Face amount - June 2015 Term Loan(6)	—	270,000
Debt issuance costs, net	(4,774)	(3,305)
Total carrying value of unsecured term loans	$685,226	$606,695

Revolving credit facility:(3)(7)
Face amount	$320,000	$155,000
Debt issuance costs, net	(4,283)	(540)
Total carrying value of revolving credit facility	$315,717	$154,460
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
(4) The Term Loan bears interest at one-month LIBOR plus 1.45% per annum and will mature on December 30, 2022. We had interest rate swap agreements totaling $270.0 million, which effectively fixed the interest rate on a portion of the Term Loan at 2.56% per annum through June 30, 2018. On May 9, 2018, we executed swap agreements totaling $250.0 million to replace the matured swap agreements, which effectively fix the interest rate on a portion of the Term Loan at 4.21% through June 30, 2021. At September 30, 2018, the applicable interest rate on the unhedged portion of the Term Loan was one-month LIBOR plus 1.45% or 3.71%.
(5) The December 2015 Term Loan bears interest at one-month LIBOR plus 1.80% per annum and will mature on January 10, 2023. We have interest rate swap agreements totaling $340.0 million which effectively fix the interest rate at 3.51% per annum through maturity.
(6) The June 2015 Term Loan bore interest at one-month LIBOR plus 1.45% per annum. On January 22, 2018, the Company repaid the June 2015 Term Loan and wrote off $0.5 million of debt issuance costs.
(7) As of December 31, 2017, the Revolver provided borrowings on a revolving basis up to $900.0 million, bore interest at one-month LIBOR plus 1.25%, and was initially scheduled to mature on May 30, 2018. On January 22, 2018, we amended the terms of the Revolver to provide borrowings on a revolving basis up to $650.0 million at one-month LIBOR plus 1.25%. Under the amended terms, the Revolver will mature on December 30, 2021, subject to two six month extensions available at our option subject to compliance with terms of the Facility and payment of a customary extension fee. Upon the amended terms, the Company wrote off $0.3 million of debt issuance costs. At September 30, 2018, we had an aggregate available borrowing capacity of $329.8 million under the Revolver, net of $0.2 million reserved for outstanding letters of credit. At September 30, 2018, the applicable interest rate on the Revolver was one-month LIBOR plus 1.25% or 3.51%.
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

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

Covenants
Our unsecured debt agreements contain financial and other covenants. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender including adjustments to the applicable interest rate. As of September 30, 2018, management believes the Company is in compliance with all covenants of its unsecured debt.
The total balance of mortgages was approximately $1.1 billion as of September 30, 2018. At September 30, 2018, certain of our consolidated subsidiaries were the borrowers under 23 non-recourse loans and two full-recourse loans secured by mortgages encumbering 28 properties, including one separate pool of cross-defaulted and cross-collateralized mortgages encumbering a total of four properties. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt instruments contain financial and other non-financial covenants which are specific to the properties which serve as collateral for that debt. If the borrower fails to comply with these covenants, the lender could accelerate the debt and enforce its right against their collateral. Our existing non-recourse mortgage loans generally prohibit our subsidiaries that are borrowers thereunder from incurring additional indebtedness, subject to certain customary and limited exceptions. In addition, certain of these instruments limit the ability of the applicable borrower's parent entity from incurring mezzanine indebtedness unless certain conditions are satisfied, including compliance with maximum loan to value ratio and minimum debt service coverage ratio tests. Further, under certain of these existing agreements, if certain cash flow levels in respect of the applicable mortgaged property (as described in the applicable agreement) are not maintained for at least two consecutive quarters, the lender could accelerate the debt and enforce its right against its collateral.
On May 29, 2018, we received a notice of default letter, dated May 25, 2018, from the special servicer to the borrower, a consolidated subsidiary of WPG L.P., concerning the $94.0 million mortgage loan secured by Rushmore Mall ("Rushmore"), located in Rapid City, South Dakota. The notice was issued by the special servicer because the borrower notified the lender that there were insufficient funds to ensure future compliance with the mortgage loan due to the loss of certain tenants at Rushmore. On July 19, 2018, we received notification that a receiver had been appointed to manage and lease the property. On October 23, 2018, an affiliate of the Company transitioned the property to the lender (see Note 11 - "Subsequent Events").
On April 11, 2018, we received a notice of default letter, dated April 6, 2018, from the special servicer to the borrower, a consolidated subsidiary of WPG L.P., concerning the $45.5 million mortgage loan secured by Towne West Square, located in Wichita, Kansas. The notice was issued by the special servicer because the borrower did not make certain reserve payments or deposits as required by the loan agreement for the aforementioned loan. On August 24, 2018, we received notification that a receiver had been appointed to manage and lease the property. An affiliate of the Company still holds title to the property.
At September 30, 2018, management believes the applicable borrowers under our other non-recourse mortgage loans were in compliance with all covenants where non-compliance could individually, or giving effect to applicable cross-default provisions in the aggregate, have a material adverse effect on our financial condition, results of operations or cash flows. The Company has assessed each of the defaulted properties for impairment indicators and have concluded no impairment charges were warranted as of September 30, 2018.
Gain on Extinguishment of Debt, Net
On April 25, 2017, the Company completed a discounted payoff of the $87.3 million mortgage loan secured by Mesa Mall, located in Grand Junction, Colorado, for $63.0 million and retained ownership and management of the property. Upon the discounted payoff of the mortgage note payable, the Company recognized a gain of $21.2 million during the nine months ended September 30, 2017.
Fair Value of Debt
The carrying values of our variable-rate loans approximate their fair values. We estimate the fair values of fixed-rate mortgages and fixed-rate unsecured debt (including variable-rate unsecured debt swapped to fixed-rate) using cash flows discounted at current borrowing rates or Level 2 inputs. We estimate the fair values of consolidated fixed-rate unsecured notes payable using quoted market prices, or, if no quoted market prices are available, we use quoted market prices for securities with similar terms and maturities or Level 1 inputs.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

The book value and fair value of these financial instruments and the related discount rate assumptions as of September 30, 2018 and December 31, 2017 are summarized as follows:

	September 30, 2018	December 31, 2017
Book value of fixed-rate mortgages(1)	$1,022,385	$1,000,936
Fair value of fixed-rate mortgages	$1,019,264	$1,024,890
Weighted average discount rates assumed in calculation of fair value for fixed-rate mortgages	4.80%	4.19%

Book value of fixed-rate unsecured debt(1)	$1,590,000	$1,610,000
Fair value of fixed-rate unsecured debt	$1,526,130	$1,616,810
Weighted average discount rates assumed in calculation of fair value for fixed-rate unsecured debt	5.15%	4.27%
(1) Excludes debt issuance costs and applicable debt discounts.

7.	Derivative Financial Instruments
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
Amounts reported in AOCI relate to derivatives that will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt. Realized gains or losses on settled derivative instruments included in AOCI are recognized as an adjustment to income over the term of the hedged debt transaction. During the next twelve months, the Company estimates that an additional $2.8 million will be reclassified as a decrease to interest expense.
On May 9, 2018, the Company entered into four three-year swaps, totaling $250.0 million with an effective date of June 29, 2018, to replace two three-year swaps totaling $270.0 million, which matured on June 30, 2018. As of September 30, 2018, the Company had 10 outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk with a notional value of $590.0 million.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the consolidated balance sheets as of September 30, 2018 and December 31, 2017:

Derivatives designated as hedging instruments:		Balance Sheet Location	September 30, 2018	December 31, 2017
Interest rate products	Asset derivatives	Deferred costs and other assets	$16,937	$7,413
Interest rate products	Liability derivatives	Accounts payable, accrued expenses, intangibles, and deferred revenue	$—	$—
The asset derivative instruments were reported at their fair value of $16,937 and $7,413 in deferred costs and other assets at September 30, 2018 and December 31, 2017, respectively, with a corresponding adjustment to OCI for the unrealized gains and losses (net of noncontrolling interest allocation). There were no derivatives in a liability position at September 30, 2018 and December 31, 2017. Over time, the unrealized gains and losses held in AOCI will be reclassified to earnings. This reclassification will correlate with the recognition of the hedged interest payments in earnings.
The table below presents the effect of the Company's derivative financial instruments on the consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2018 and 2017:

Derivatives in Cash Flow Hedging Relationships (Interest rate products)	Location of Gain or Loss Recognized in Income on Derivatives	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2018	2017	2018	2017
Amount of Gain or (Loss) Recognized in OCI on Derivative	Interest expense	$2,534	$(577)	$10,381	$(1,858)

Amount of (Gain) or Loss Reclassified from AOCI into Income	Interest expense	$(63)	$(150)	$(2,091)	$1,430
The table below presents the effect of the Company's derivative financial instruments on the consolidated statements of operations for the three and nine months ended September 30, 2018 and 2017:

Effect of Cash Flow Hedges on Consolidated Statements of Operations	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Total interest (expense) presented in the consolidated statements of operations in which the effects of cash flow hedges are recorded	$(36,582)	$(34,344)	$(105,627)	$(98,113)

Amount of (gain) loss reclassified from accumulated other comprehensive income into interest expense	$(63)	$(150)	$(2,091)	$1,430

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
As of September 30, 2018, the Company did not have any derivative instruments that contain credit-risk related contingent features that are in a net liability position.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2018 and December 31, 2017, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
The tables below presents the Company’s net assets and liabilities measured at fair value as of September 30, 2018 and December 31, 2017 aggregated by the level in the fair value hierarchy within which those measurements fall:

	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2018
Derivative instruments, net	$—	$16,937	$—	$16,937

	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2017
Derivative instruments, net	$—	$7,413	$—	$7,413

8.	Equity
Exchange Rights
Subject to the terms of the limited partnership agreement of WPG L.P., limited partners in WPG L.P. have, at their option, the right to exchange all or any portion of their units for shares of WPG Inc. common stock on a one‑for‑one basis or cash, as determined by WPG Inc. Therefore, the common units held by limited partners are considered by WPG Inc. to be share equivalents and classified as noncontrolling interests within permanent equity, and classified by WPG L.P. as permanent equity. The amount of cash to be paid if the exchange right is exercised and the cash option is selected will be based on the market value of WPG Inc.'s common stock as determined pursuant to the terms of the WPG L.P. Partnership Agreement. At September 30, 2018, WPG Inc. had reserved 34,756,137 shares of common stock for possible issuance upon the exchange of units held by limited partners.
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
The following is a summary by type of the awards that the Company issued during the nine months ended September 30, 2018 and September 30, 2017 under the Plan.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

Annual Long-Term Incentive Awards
During the nine months ended September 30, 2018 and 2017, the Company approved the terms and conditions of the 2018 and 2017 annual awards (the "2018 Annual Long-Term Incentive Awards" and "2017 Long-Term Incentive Awards," respectively) for certain executive officers and employees of the Company. Under the terms of the awards program, each participant is provided the opportunity to receive (i) time-based RSUs and (ii) performance-based stock units ("PSUs"). RSUs represent a contingent right to receive one WPG Inc. common share for each vested RSU. RSUs will vest in one-third installments on each annual anniversary of the respective Grant Date (as referenced below), subject to the participant's continued employment with the Company through each vesting date and the participant's continued compliance with certain applicable covenants. During the service period, dividend equivalents will be paid with respect to the RSUs corresponding to the amount of any dividends paid by the Company to the Company's common shareholders for the applicable dividend payment dates. Compensation expense is recognized on a straight-line basis over the three year vesting term. Actual PSUs earned may range from 0%-150% of the PSUs allocated to the award recipient, based on the Company's total shareholder return ("TSR") compared to a peer group based on companies with similar assets and revenue over a three-year performance period that commenced on the respective Grant Date (as referenced below).
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
During the nine months ended September 30, 2017, the Company also awarded 324,237 of RSUs, with a grant date fair value of $2.2 million, that constituted the payout for the 2016 annual awards and which will vest in one-third installments on each of February 21, 2018, 2019 and 2020, except in instances that result in accelerated vesting due to severance arrangements.
WPG Restricted Stock Units
During the nine months ended September 30, 2018 and 2017, the Company awarded 225,440 RSUs, with a grant date fair value of $1.5 million, and 161,000 RSUs, with a grant-date fair value of $1.2 million, respectively, to certain employees and non-employee members of the Board. The RSUs are service-based awards and the related fair value is expensed over the applicable service periods, except in instances that result in accelerated vesting due to severance arrangements or retirement of Board members.
Stock Options
During the nine months ended September 30, 2018, no stock options were granted from the Plan to employees, no stock options were exercised by employees and 114,273 stock options were canceled, forfeited or expired. As of September 30, 2018, there were 679,741 stock options outstanding.
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

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

Share Award Related Compensation Expense
During the three and nine months ended September 30, 2018, the Company recorded compensation expense pertaining to the awards granted under the Plan of $2.0 million and $6.3 million, respectively, in general and administrative and property operating expense within the consolidated statements of operations and comprehensive income (loss). During the three and nine months ended September 30, 2017, the Company recorded compensation expense pertaining to the awards granted under the Plan of $1.5 million and $4.8 million, respectively, in general and administrative and property operating expense within the consolidated statements of operations and comprehensive income (loss). In certain instances, employment agreements and stock compensation programs provide for accelerated vesting when executives are terminated without cause. Additionally, the Compensation Committee of the Board may, in its discretion, accelerate the vesting for retiring Board members.
Distributions
During the three and nine months ended September 30, 2018 and 2017, the Board declared common share/unit dividends of $0.25 and $0.75 per common share/unit, respectively.

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

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

The following table sets forth the computation of WPG Inc.'s basic and diluted earnings (loss) per common share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Earnings (Loss) Per Common Share, Basic:
Net income (loss) attributable to common shareholders - basic	$463	$(11,903)	$24,565	$132,866
Weighted average shares outstanding - basic	187,845,587	187,133,517	187,647,504	186,755,128
Earnings (loss) per common share, basic	$0.00	$(0.06)	$0.13	$0.71

Earnings (Loss) Per Common Share, Diluted:
Net income (loss) attributable to common shareholders - basic	$463	$(11,903)	$24,565	$132,866
Net income (loss) attributable to limited partner unitholders	84	(2,329)	4,550	24,890
Net income (loss) attributable to common shareholders - diluted	$547	$(14,232)	$29,115	$157,756
Weighted average common shares outstanding - basic	187,845,587	187,133,517	187,647,504	186,755,128
Weighted average operating partnership units outstanding	34,711,788	34,680,662	34,699,815	34,852,985
Weighted average additional dilutive securities outstanding	1,435,195	—	1,449,179	504,160
Weighted average common shares outstanding - diluted	223,992,570	221,814,179	223,796,498	222,112,273
Earnings (loss) per common share, diluted	$0.00	$(0.06)	$0.13	$0.71
For the three and nine months ended September 30, 2018 and 2017, additional potentially dilutive securities include contingently-issuable outstanding stock options and performance based components of annual awards. For the three months ended September 30, 2017, the effect of 495,848 securities were excluded as their inclusion would be anti-dilutive. We accrue distributions when they are declared.
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
The following table sets forth the computation of WPG L.P.'s basic and diluted earnings (loss) per common unit:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Earnings (Loss) Per Common Unit, Basic & Diluted:
Net income (loss) attributable to common unitholders - basic and diluted	$547	$(14,232)	$29,115	$157,756
Weighted average common units outstanding - basic	222,557,375	221,814,179	222,347,319	221,608,113
Weighted average additional dilutive securities outstanding	1,435,195	—	1,449,179	504,160
Weighted average units outstanding - diluted	223,992,570	221,814,179	223,796,498	222,112,273
Earnings (loss) per common unit, basic & diluted	$0.00	$(0.06)	$0.13	$0.71
For the three and nine months ended September 30, 2018 and 2017, additional potentially dilutive securities include contingently-issuable units related to WPG Inc.'s outstanding stock options and WPG Inc.'s performance based components of annual awards. For the three months ended September 30, 2017, the effect of 495,848 securities were excluded as their inclusion would be anti-dilutive. We accrue distributions when they are declared.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

11.	Subsequent Events
On October 2, 2018, an affiliate of WPG Inc. repaid the $8.3 million mortgage loan on Whitehall Mall, located in Whitehall, Pennsylvania. This repayment was funded by cash on hand.
On October 23, 2018, an affiliate of WPG Inc. transferred title of Rushmore Mall to the mortgage lender pursuant to the terms of a deed-in-lieu of foreclosure agreement entered into by the WPG Inc.'s affiliate and the mortgage lender concerning the $94.0 million mortgage loan. The Company will record a gain between $48.0 million and $53.0 million related to this debt extinguishment during the fourth quarter of 2018.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in this report.
Overview - Basis of Presentation
Washington Prime Group Inc. (“WPG Inc.”) is an Indiana corporation that operates as a fully integrated, self‑administered and self‑managed real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended (the "Code"). WPG Inc. will generally qualify as a REIT for U.S. federal income tax purposes as long as it continues to distribute at least 90% of its REIT taxable income and satisfy certain other requirements. WPG Inc. will generally be allowed a deduction against its U.S. federal income tax liability for dividends paid by it to REIT shareholders, thereby reducing or eliminating any corporate level taxation to WPG Inc. Washington Prime Group, L.P. (“WPG L.P.”) is WPG Inc.'s majority‑owned limited partnership subsidiary that owns, develops and manages, through its affiliates, all of WPG Inc.'s real estate properties and other assets. WPG Inc. is the sole general partner of WPG L.P. As of September 30, 2018, our assets consisted of material interests in 109 shopping centers in the United States, consisting of open air properties and enclosed retail properties, comprised of approximately 60 million square feet of gross leasable area.
Unless the context otherwise requires, references to "WPG," the "Company," “we,” “us” and “our” refer to WPG Inc., WPG L.P. and entities in which WPG Inc. or WPG L.P. (or any affiliate) has a material ownership or financial interest, on a consolidated basis.
The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The consolidated balance sheets as of September 30, 2018 and December 31, 2017 include the accounts of WPG Inc. and WPG L.P., as well as their majority owned and controlled subsidiaries. The consolidated statements of operations include the consolidated accounts of the Company. All intercompany transactions have been eliminated in consolidation. In the opinion of management, the consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods presented. The Company believes that the disclosures made are adequate to prevent the information presented from being misleading.
Severance
On May 7, 2018, the Company's Executive Vice President, Property Management was terminated without cause from his position and received severance payments and other benefits pursuant to the terms and conditions of his employment agreement. In addition, the Company terminated without cause additional non-executive personnel. In connection with and as part of the aforementioned management changes, the Company recorded aggregate severance charges of $2.0 million, including $0.5 million of non-cash stock compensation in the form of accelerated vesting of equity incentive awards, which costs are included in general and administrative expense in the consolidated statements of operations and comprehensive income (loss) for the nine months ended September 30, 2018.
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
Southgate Mall
On April 24, 2018, the Company closed on the acquisition of Southgate Mall, located in Missoula, Montana, for $58.0 million. The enclosed retail property contains approximately 631,000 square feet of GLA and is anchored by a recently constructed AMC Theater, a new Lucky’s Market grocer that replaced a portion of a former Sears, J.C. Penney (non-owned) and Dillard’s (non-owned) and is the dominant retail center in this secondary market, with no competitive destination retail property located within 130 miles.
On September 27, 2018, an affiliate of WPG Inc. closed on a $35.0 million full-recourse mortgage note payable with a three-year term and a fixed rate of 4.48% secured by Southgate Mall. The mortgage note payable requires interest only payments and will initially mature on September 27, 2021, subject to two one-year extensions available at our option subject to compliance with the terms of the underlying loan agreement and payment of customary extension fees. The proceeds were used to reduce corporate debt and for ongoing redevelopment efforts.

Sears Parcel Acquisitions
On April 11, 2018, we acquired, through a sale-leaseback transaction, four Sears department stores and adjacent Sears Auto Centers at Longview Mall, located in Longview, Texas; Polaris Fashion Place®, located in Columbus, Ohio; Southern Hills Mall, located in Sioux City, Iowa; and Town Center at Aurora, located in Aurora, Colorado. The purchase price was approximately $28.5 million and was funded by a combination of $13.4 million from our Facility, $9.7 million from the first tranche of the Four Corners transaction, as discussed below, and $5.4 million from our joint venture partner related to their pro-rata share of the joint venture that owns Polaris Fashion Place®. We have control of these stores for future redevelopment and Sears, subject to their bankruptcy proceedings, will continue to operate under new leases, providing aggregate minimum rent under these leases of approximately $1.25 million per annum. In addition, under the terms of these leases, Sears is responsible for paying common area maintenance charges, taxes, insurance and utilities.
Outparcel Sale
On January 12, 2018, we completed the sale of the first tranche of restaurant outparcels to FCPT Acquisitions, LLC ("Four Corners") pursuant to the purchase and sale agreement executed on September 20, 2017 between the Company and Four Corners. The first tranche consisted of 10 outparcels, with an allocated purchase price of approximately $13.7 million. The net proceeds of approximately $13.5 million were used to fund a portion of the acquisition of the Sears parcels on April 11, 2018, as discussed above, and for general corporate purposes. On June 29, 2018, we completed the sale of the second tranche, which consisted of 5 outparcels, for an allocated purchase price of approximately $9.5 million. The Company received net proceeds of approximately $9.4 million, which were used to reduce corporate debt and for ongoing redevelopment efforts. On July 27, 2018, we completed the sale of the third tranche, which consisted of 2 outparcels, for an allocated purchase price of approximately $4.6 million. The Company received net proceeds of approximately $4.5 million, which were used to reduce corporate debt and for ongoing redevelopment efforts. The Company expects to close on most of the approximately $43.0 million of remaining outparcels during the fourth quarter of 2018, subject to due diligence and closing conditions.
Sears Bankruptcy
On October 15, 2018, Sears Holdings filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code and announced additional store closings. As of September 30, 2018, we had 39 Sears stores totaling approximately 5.4 million square feet of gross leasable area within our portfolio of properties we manage, which were responsible for approximately 0.8% of our total annualized base minimum rents. We own 17 of the stores, Sears owns 11 stores and third parties (including Seritage Growth Properties) owns 11 stores, and we are in various stages of redevelopment for many of these stores (see details under "Development Activity"). In addition to the risk of lost base minimum rent from Sears, the impact from co-tenancy clauses in leases for in-line retailers may trigger as a result of Sears store closures, and could be significant. We considered the impact of department store closures in our evaluation of impairment, including announced closures, noting no impairment charges were warranted as of September 30, 2018.
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

Portfolio Data
The portfolio data discussed in this overview includes key operating statistics for the Company including ending occupancy, average base minimum rent per square foot and comparable NOI for the core properties owned and managed at September 30, 2018. Rushmore Mall, located in Rapid City, South Dakota, Towne West Square, located in Wichita, Kansas, and West Ridge Mall, located in Topeka, Kansas were identified as noncore properties.
Core business fundamentals in the overall portfolio for the third quarter of 2018 were generally stable compared to 2017. Ending occupancy for the core portfolio was 93.1% as of September 30, 2018, as compared to 92.9% as of September 30, 2017. Average base minimum rent per square foot for the core portfolio decreased 0.2% when comparing September 30, 2018 to September 30, 2017. Comparable NOI decreased 1.5% for the core portfolio in the third quarter of 2018 compared to the third quarter of 2017. The core enclosed retail properties had a decrease in comparable NOI of 2.6%, and the open air properties had an increase in comparable NOI of 1.7% in the third quarter of 2018. The significant drivers of the quarterly drop in NOI for the enclosed properties primarily relate to lower tenant reimbursements resulting from bankruptcies. Our tier 1 enclosed properties and open air properties comprise approximately 90% of our comparable NOI and only had a decrease of 0.5% in comparable NOI, demonstrating stability in operating performance.
The following table sets forth key operating statistics for the combined portfolio of core properties or interests in properties:

	September 30, 2018	September 30, 2017	% Change
Ending occupancy (1)	93.1%	92.9%	0.2%
Average base minimum rent per square foot (2)	$21.71	$21.75	(0.2)%

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
Current Leasing Activities
During the nine months ended September 30, 2018, we signed new leases and renewal leases with terms in excess of a year (excluding enclosed retail property anchors, majors, offices, and in-line spaces in excess of 10,000 square feet) across the core portfolio, comprising approximately 1,653,800 square feet. The average annual initial base minimum rent for new leases was $23.87 per square foot ("psf") and for renewed leases was $27.48 psf. For these leases, the average for tenant allowances was $32.71 psf for new leases and $4.89 psf for renewals. During the nine months ended September 30, 2017, we signed new leases and renewal leases with terms in excess of a year (excluding enclosed retail property anchors, majors, offices, and in-line spaces in excess of 10,000 square feet) across the core portfolio, comprising approximately 1,893,600 square feet. The average annual initial base minimum rent for new leases was $27.47 psf and for renewed leases was $25.31 psf. For these leases, the average for tenant allowances was $34.76 psf for new leases and $3.43 psf for renewals.
Results of Operations
Activities Affecting Results
The following property related transactions affected our results in the comparative periods:
•On July 27, 2018, we completed the sale of the third tranche of restaurant outparcels with Four Corners.
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
Three Months Ended September 30, 2018 vs. Three Months Ended September 30, 2017
Minimum rents increased $0.9 million due to a $1.1 million increase attributable to the comparable properties, primarily attributed to an increase in amortization of straight-line rents, offset by a $0.2 million decrease attributable to the Property Transactions. Tenant reimbursements decreased $1.1 million due to a $0.9 million decrease attributable to the comparable properties and a $0.2 million decrease attributable to the Property Transactions. Other income increased $0.7 million, primarily attributable to an increase in management, leasing and development fee income from the unconsolidated joint ventures to which we provide such services, and ancillary property income.
Property operating expenses increased $0.8 million, of which $1.3 million was attributable to the comparable properties, primarily driven by an overall increase in property and liability insurance costs, on-site security, and trash removal costs offset by a $0.5 million decrease attributable to the Property Transactions. Depreciation and amortization increased $5.6 million, primarily due to the accelerated depreciation of certain tenant related improvements and intangibles in addition to development assets placed into service at the comparable properties. Real estate taxes increased $1.7 million, primarily due to a $0.6 million increase attributable to the Property Transactions and a $1.1 million increase attributable to the comparable properties. General and administrative expenses increased $1.0 million, primarily attributable to an increase in amortization of stock-based compensation and travel costs. The $20.9 million impairment loss recorded in 2017 related to the write down of Colonial Park Mall, as described in further detail in Note 4 in Part I, Item 1 of this report on Form 10-Q.
Interest expense, net, increased $2.2 million, of which $5.9 million was attributable to corporate debt activity primarily related to the August 2017 bond offering and amortization of deferred financing fees related to the January 2018 Facility recast, and $0.4 million related to default interest on properties transitioned, or to be transitioned, to lenders. Offsetting these increases were decreases of $3.5 million attributable to the payoffs of the mortgage loans secured by WestShore Plaza, located in Tampa, Florida, Southern Hills Mall, Henderson Square, located in King of Prussia, Pennsylvania, and The Outlet Collection® | Seattle, located in Auburn, Washington, $0.2 million related to the Property Transactions, and $0.4 million attributable to the comparable properties.
Gain on disposition of interests in properties, net for 2018 was attributable to the sale of the third tranche of outparcels to Four Corners. There were no such transactions recorded in the comparable period in 2017.
For WPG Inc., net income attributable to noncontrolling interests primarily relates to the allocation of income to third parties based on their respective weighted average ownership interest in WPG L.P., which percentage remained consistent over the periods.

Nine Months Ended September 30, 2018 vs. Nine Months Ended September 30, 2017
Minimum rents decreased $20.5 million primarily due to a $13.8 million decrease attributable to the O'Connor Properties, a $5.9 million decrease attributable to the Property Transactions and a $0.8 million decrease attributable to the comparable properties. Tenant reimbursements decreased $13.8 million primarily due to a $5.2 million decrease attributable to the O'Connor Properties, a $2.3 million decrease attributable to the Property Transactions and a $6.3 million decrease attributable to the comparable properties, primarily due to lower real estate tax revenue due to lower real estate tax expenses, a reduction in common-area maintenance and capital expenses as well as amendments that modified certain charges in leases of national retailers that filed bankruptcy in the first half of 2018 and throughout 2017. Other income increased $3.0 million, primarily attributable to receipt of $2.9 million of franchise tax proceeds received and a $1.6 million increase in management, leasing and development fee income from the unconsolidated joint ventures, offset by a decrease of $1.3 million primarily attributable to lease termination income related to the O'Connor Properties and a $0.2 million decrease in ancillary income attributable to the Property Transactions.
Property operating expenses increased $0.7 million, primarily due to an increase of $6.8 million attributable to the comparable properties, primarily driven by snow removal costs, in property and liability insurance costs, on-site security, trash removal costs, and employee benefits, offset by a $2.9 million decrease attributable to the O'Connor Properties and $3.2 million decrease attributable to the Property Transactions. Depreciation and amortization decreased $3.4 million, primarily due to a $6.9 million decrease attributable to the O'Connor Properties and a $2.1 million decrease attributable to the Property Transactions, offset by a $5.6 million increase attributable to the comparable properties, primarily attributed to accelerated depreciation of certain tenant related improvements and intangibles in addition to development assets placed into service. Real estate taxes decreased $4.4 million, primarily due to a $3.5 million decrease attributable to the O'Connor Properties, a $0.3 million decrease attributable to the Property Transactions, and a $0.6 million decrease attributable to the comparable properties. Provision for credit losses increased $0.2 million, primarily attributable to an increase in tenant bankruptcies during 2018. General and administrative expenses increased $3.9 million, primarily attributable to $2.0 million of severance costs, as discussed in "Overview - Basis of Presentation" and $1.9 million primarily attributable to professional fees, office rent, amortization of stock-based compensation and travel costs. Ground rent decreased $1.7 million, primarily attributable to the O'Connor Properties. The $29.4 million impairment loss recorded in 2017 related to the write downs of Colonial Park Mall and Morgantown Commons, as described in further detail in Note 4 in Part I, Item 1 of this report on Form 10-Q.
Interest expense, net, increased $7.5 million, of which $22.7 million was attributable to corporate debt activity primarily related to the August 2017 bond offering and amortization of deferred financing fees related to the January 2018 Facility recast and $0.8 million related to default interest on properties transitioned, or to be transitioned, to lenders. Offsetting these increases were decreases of $12.3 million attributable to the payoffs of the mortgage loans secured by Mesa Mall, WestShore Plaza, Southern Hills Mall, Henderson Square, and The Outlet Collection® | Seattle, $1.8 million attributable to the O'Connor Properties, $1.4 million related to the Property Transactions, and $0.5 million attributable to the comparable properties.
Gain on extinguishment of debt, net for 2017 was attributable to the discounted payoff of the $87.3 million mortgage loan secured by Mesa Mall. There were no such transactions recorded in the comparable period in 2018.
Income and other taxes decreased $2.1 million, which was primarily attributable to a nonrecurring state use tax that was incurred in 2017.
Gain on disposition of interests in properties, net for 2018 was primarily attributable to the sale of the first three tranches of outparcels to Four Corners. The 2017 net gain was attributed to sales of Morgantown Commons, a vacant anchor parcel at Indian Mound Mall, the O'Connor Joint Venture II transaction, Gulf View Square, River Oaks Center, and Virginia Center Commons.
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
We derive most of our liquidity from leases that generate positive net cash flow from operations, the total of which was $191.8 million during the nine months ended September 30, 2018.

Our balance of cash and cash equivalents increased $21.1 million during 2018 to $73.1 million as of September 30, 2018. The increase was primarily due to operating cash flow from properties, net distributions from our joint ventures, the net proceeds from the disposition of properties, and net proceeds from the issuance of debt, partially offset by the acquisition of fixed assets, dividend distributions, and capital expenditures. See "Cash Flows" below for more information.
Because we own primarily long-lived income-producing assets, our financing strategy relies on a combination of long-term mortgage debt as well as unsecured debt supported by a quality unencumbered asset pool, providing us with ample flexibility from a liquidity perspective. Our strategy is to have the majority of our debt fixed either through fixed rate mortgages or interest rate swaps that effectively fix the interest rate. At September 30, 2018, floating rate debt (excluding loans hedged to fixed interest) comprised 15.5% of our total consolidated debt. We will continue to monitor our borrowing mix to limit market risk.
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
On September 30, 2018, we had an aggregate available borrowing capacity of $329.8 million under the Revolver, net of outstanding borrowings of $320.0 million and $0.2 million reserved for outstanding letters of credit. The weighted average interest rate on the Revolver was 3.4% and 3.2% during the three and nine months ended September 30, 2018, respectively.
The consolidated indebtedness of our business was approximately $3.1 billion as of September 30, 2018, or an increase of approximately $175.9 million from December 31, 2017. The change in consolidated indebtedness from December 31, 2017 is described in greater detail under "Financing and Debt."
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
Cash Flows
Our net cash flow from operating activities totaled $191.8 million during the nine months ended September 30, 2018. During this period we also:

•	funded the acquisition of operating fixed assets of $80.1 million;

•	funded capital expenditures of $112.1 million;

•	received net proceeds from the sale of interests in properties and outparcels of $27.9 million;

•	funded investments in unconsolidated entities of $17.1 million;

•	received distributions of capital from unconsolidated entities of $23.4 million;

•	received net proceeds from our debt financing, refinancing and repayment activities of $171.5 million; and

•	funded distributions to common and preferred shareholders and unitholders of $177.6 million.
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
Financing and Debt
Mortgage Debt
Total mortgage indebtedness at September 30, 2018 and December 31, 2017 was as follows (in thousands):

	September 30, 2018	December 31, 2017
Face amount of mortgage loans	$1,087,385	$1,152,436
Fair value adjustments, net	6,367	8,338
Debt issuance cost, net	(3,072)	(3,692)
Carrying value of mortgage loans	$1,090,680	$1,157,082
A roll forward of mortgage indebtedness from December 31, 2017 to September 30, 2018 is summarized as follows (in thousands):

Balance at December 31, 2017	$1,157,082
Debt borrowings, net of issuance costs	34,782
Debt amortization payments	(13,551)
Repayment of debt	(86,500)
Amortization of fair value and other adjustments	(1,971)
Amortization of debt issuance costs	838
Balance at September 30, 2018	$1,090,680
On October 2, 2018, an affiliate of WPG Inc. repaid the $8.3 million mortgage loan on Whitehall Mall, located in Whitehall, Pennsylvania. This repayment was funded by cash on hand.
On September 27, 2018, an affiliate of WPG Inc. closed on a $35.0 million full-recourse mortgage note payable secured by Southgate Mall.
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
Highly-levered Assets
As of September 30, 2018, we have identified three mortgage loans that have leverage levels in excess of our targeted leverage and have plans to work with the special servicers on these non-recourse mortgages. These mortgage loans total $189.7 million and encumber Rushmore Mall, Towne West Square, and West Ridge Mall and West Ridge Plaza, all of which have been identified as noncore properties. We expect to improve our leverage once all, or a portion of them, are transitioned to the lenders, with minimal impact to net cash flows. See "Covenants" below for further discussion on these highly-levered assets and for events that occurred subsequent to September 30, 2018.

Unsecured Debt
The following table identifies our total unsecured debt outstanding at September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018	December 31, 2017
Notes payable:
Face amount - the Exchange Notes(1)	$250,000	$250,000
Face amount - 5.950% Notes due 2024(2)	750,000	750,000
Debt discount, net	(10,039)	(11,086)
Debt issuance costs, net	(8,103)	(9,542)
Total carrying value of notes payable	$981,858	$979,372

Unsecured term loans:(8)
Face amount - Term Loan(3)(4)	$350,000	$—
Face amount - December 2015 Term Loan(5)	340,000	340,000
Face amount - June 2015 Term Loan(6)	—	270,000
Debt issuance costs, net	(4,774)	(3,305)
Total carrying value of unsecured term loans	$685,226	$606,695

Revolving credit facility:(3)(7)
Face amount	$320,000	$155,000
Debt issuance costs, net	(4,283)	(540)
Total carrying value of revolving credit facility	$315,717	$154,460
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
(3) The Revolver and Term Loan are collectively known as the Facility, as defined in "Overview - Basis of Presentation - The Facility."
(4) The Term Loan bears interest at one-month LIBOR plus 1.45% per annum and will mature on December 30, 2022. We had interest rate swap agreements totaling $270.0 million, which effectively fixed the interest rate on a portion of the Term Loan at 2.56% per annum through June 30, 2018. On May 9, 2018, we executed swap agreements totaling $250.0 million to replace the matured swap agreements, which effectively fix the interest rate on a portion of the Term Loan at 4.21% through June 30, 2021. At September 30, 2018, the applicable interest rate on the unhedged portion of the Term Loan was one-month LIBOR plus 1.45% or 3.71%.
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
(7) As of December 31, 2017, the Revolver provided borrowings on a revolving basis up to $900.0 million, bore interest at one-month LIBOR plus 1.25%, and was initially scheduled to mature on May 30, 2018. During the three months ended March 31, 2018, we amended the terms of the Revolver to provide borrowings on a revolving basis up to $650.0 million at one-month LIBOR plus 1.25%. Under the amended terms, the Revolver will mature on December 30, 2021, subject to two six-month extensions available at our option subject to compliance with terms of the Facility and payment of a customary extension fee. Upon the amended terms, the Company wrote off $0.3 million of debt issuance costs. At September 30, 2018, we had an aggregate available borrowing capacity of $329.8 million under the Revolver, net of $0.2 million reserved for outstanding letters of credit. At September 30, 2018, the applicable interest rate on the Revolver was one-month LIBOR plus 1.25%, or 3.51%.
(8) While we have interest rate swap agreements in place that fix the LIBOR portion of the rates as noted above, the spread over LIBOR could vary in the future based upon changes to the Company's credit ratings.

Covenants
Our unsecured debt agreements contain financial and other covenants. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender including adjustments to the applicable interest rate. As of September 30, 2018, management believes the Company is in compliance with all covenants of its unsecured debt.
The total balance of mortgages was approximately $1.1 billion as of September 30, 2018. At September 30, 2018, certain of our consolidated subsidiaries were the borrowers under 23 non-recourse loans and 2 full-recourse loan secured by mortgages encumbering 28 properties, including 1 separate pool of cross-defaulted and cross-collateralized mortgages encumbering a total of 4 properties. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt instruments contain financial and other non-financial covenants which are specific to the properties which serve as collateral for that debt. If the borrower fails to comply with these covenants, the lender could accelerate the debt and enforce its right against their collateral. Our existing non-recourse mortgage loans generally prohibit our subsidiaries that are borrowers thereunder from incurring additional indebtedness, subject to certain customary and limited exceptions. In addition, certain of these instruments limit the ability of the applicable borrower's parent entity from incurring mezzanine indebtedness unless certain conditions are satisfied, including compliance with maximum loan to value ratio and minimum debt service coverage ratio tests. Further, under certain of these existing agreements, if certain cash flow levels in respect of the applicable mortgaged property (as described in the applicable agreement) are not maintained for at least two consecutive quarters, the lender could accelerate the debt and enforce its right against its collateral.
On May 29, 2018, we received a notice of default letter, dated May 25, 2018, from the special servicer to the borrower, a consolidated subsidiary of WPG L.P., concerning the $94.0 million mortgage loan secured by Rushmore Mall, located in Rapid City, South Dakota. The notice was issued by the special servicer because the borrower notified the lender that there were insufficient funds to ensure future compliance with the mortgage loan due to the loss of certain tenants. On July 19, 2018, we received notification that a receiver had been appointed to manage and lease the property. On October 23, 2018, an affiliate of WPG Inc. transferred title of Rushmore Mall to the mortgage lender pursuant to the terms of a deed-in-lieu of foreclosure agreement entered into by the WPG Inc.'s affiliate and the mortgage lender concerning the $94.0 million mortgage loan. The Company will record a gain between $48.0 million and $53.0 million related to this debt extinguishment during the fourth quarter of 2018.
On April 11, 2018, we received a notice of default letter, dated April 6, 2018, from the special servicer to the borrower, a consolidated subsidiary of WPG L.P., concerning the $45.5 million mortgage loan secured by Towne West Square. The notice was issued by the special servicer because the borrower did not make certain reserve payments or deposits as required by the loan agreement for the aforementioned loan. On August 24, 2018, we received notification that a receiver had been appointed to manage and lease the property. An affiliate of the Company still holds title to the property.
At September 30, 2018, management believes the applicable borrowers under our other non-recourse mortgage loans were in compliance with all covenants where non-compliance could individually, or giving effect to applicable cross-default provisions in the aggregate, have a material adverse effect on our financial condition, results of operations or cash flows.
Summary of Financing
Our consolidated debt and the effective weighted average interest rates as of September 30, 2018 and December 31, 2017, consisted of the following (dollars in thousands):

	September 30, 2018	Weighted Average Interest Rate	December 31, 2017	Weighted Average Interest Rate
Fixed-rate debt, face amount (1)	$2,612,385	5.03%	$2,610,936	4.72%
Variable-rate debt, face amount	485,000	3.62%	306,500	2.99%
Total face amount of debt	3,097,385	4.81%	2,917,436	4.54%
Note discount	(10,039)		(11,086)
Fair value adjustments, net	6,367		8,338
Debt issuance costs, net	(20,232)		(17,079)
Total carrying value of debt	$3,073,481		$2,897,609
(1) Includes variable rate debt whose interest rates have been fixed via swap agreements.

Contractual Obligations
The following table summarizes the material aspects of the Company's future obligations for consolidated entities as of September 30, 2018, for the remainder of 2018 and for subsequent years thereafter assuming the obligations remain outstanding through maturities noted below (in thousands):

	2018	2019 - 2020	2021 - 2022	Thereafter	Total
Long term debt(1)	$12,503	$502,890	$1,122,785	$1,459,207	$3,097,385
Interest payments(2)	37,266	274,834	220,357	103,230	635,687
Distributions(3)	3,568	—	—	—	3,568
Ground rent/operating leases(4)	564	4,435	4,238	22,805	32,042
Purchase/tenant obligations(5)	97,192	—	—	—	97,192
Total	$151,093	$782,159	$1,347,380	$1,585,242	$3,865,874
(1) Represents principal maturities only and therefore excludes net fair value adjustments of $6,367, debt issuance costs of $(20,232) and bond discount of $(10,039) as of September 30, 2018. In addition, the principal maturities reflect any available extension options within the control of the Company.
(2) Variable rate interest payments are estimated based on the LIBOR rate at September 30, 2018.
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
The following table summarizes the material aspects of the Company's proportionate share of future obligations for unconsolidated entities as of September 30, 2018, for the remainder of 2018 and for subsequent years thereafter assuming the obligations remain outstanding through maturities noted below (in thousands):

	2018	2019 - 2020	2021 - 2022	Thereafter	Total
Long term debt(1)	$762	$32,969	$59,042	$541,315	$634,088
Interest payments(2)	7,155	53,685	45,809	65,732	172,381
Ground rent/operating leases(3)	921	7,900	7,984	193,053	209,858
Purchase/tenant obligations(4)	21,320	—	—	—	21,320
Total	$30,158	$94,554	$112,835	$800,100	$1,037,647
(1) Represents principal maturities only and therefore excludes net fair value adjustments of $5,722 and debt issuance costs of $(2,584) as of September 30, 2018. In addition, the principal maturities reflect any available extension options.
(2) Variable rate interest payments are estimated based on the LIBOR rate at September 30, 2018.
(3) Represents minimum future lease payments due through the end of the initial lease term under executed leases.
(4) Includes amounts due under executed leases and commitments to vendors for development and other matters.
Off-Balance Sheet Arrangements
Off-balance sheet arrangements consist primarily of investments in joint ventures which are common in the real estate industry. Joint ventures typically fund their cash needs through secured debt financings obtained by and in the name of the joint venture entity. The joint venture debt is secured by a first mortgage, is without recourse to the joint venture partners, and does not represent a liability of the partners, except to the extent the partners or their affiliates expressly guarantee the joint venture debt. As of September 30, 2018, there were no guarantees of joint venture related mortgage indebtedness. In addition to obligations under mortgage indebtedness, our joint ventures have obligations under ground leases and purchase/tenant obligations. Our share of obligations under joint venture debt, ground leases and purchase/tenant obligations is quantified in the unconsolidated entities table within "Contractual Obligations" above. WPG may elect to fund cash needs of a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans, although such fundings are not required contractually or otherwise.

Equity Activity
Exchange Rights
Subject to the terms of the limited partnership agreement of WPG L.P., limited partners in WPG L.P. have, at their option, the right to exchange all or any portion of their units for shares of WPG Inc. common stock on a one‑for‑one basis or cash, as determined by WPG Inc. Therefore, the common units held by limited partners are considered by WPG Inc. to be share equivalents and classified as noncontrolling interests within permanent equity, and classified by WPG L.P. as permanent equity. The amount of cash to be paid if the exchange right is exercised and the cash option is selected will be based on the market value of WPG Inc.'s common stock as determined pursuant to the terms of the WPG L.P. Partnership Agreement. At September 30, 2018, WPG Inc. had reserved 34,756,137 shares of common stock for possible issuance upon the exchange of units held by limited partners.
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
The following is a summary by type of the awards that the Company issued during the nine months ended September 30, 2018 and September 30, 2017 under the Plan.
Annual Long-Term Incentive Awards
During the nine months ended September 30, 2018 and 2017, the Company approved the terms and conditions of the 2018 and 2017 annual awards (the "2018 Annual Long-Term Incentive Awards" and "2017 Long-Term Incentive Awards," respectively) for certain executive officers and employees of the Company. Under the terms of the awards program, each participant is provided the opportunity to receive (i) time-based RSUs and (ii) performance-based stock units ("PSUs"). RSUs represent a contingent right to receive one WPG Inc. common share for each vested RSU. RSUs will vest in one-third installments on each annual anniversary of the respective Grant Date (as referenced below), subject to the participant's continued employment with the Company through each vesting date and the participant's continued compliance with certain applicable covenants. During the service period, dividend equivalents will be paid with respect to the RSUs corresponding to the amount of any dividends paid by the Company to the Company's common shareholders for the applicable dividend payment dates. Compensation expense is recognized on a straight-line basis over the three year vesting term. Actual PSUs earned may range from 0%-150% of the PSUs allocated to the award recipient, based on the Company's total shareholder return ("TSR") compared to a peer group based on companies with similar assets and revenue over a three-year performance period that commenced on the respective Grant Date (as referenced below). During the performance period, dividend equivalents corresponding to the amount of any regular cash dividends paid by the Company to the Company’s common shareholders for the applicable dividend payment dates will accrue and be deemed reinvested in additional PSUs, which will be settled in common shares at the same time and only to the extent that the underlying PSU is earned and settled in common shares. Payout of the PSUs is also subject to the participant’s continued employment with the Company through the end of the performance period. The PSUs were valued through the use of a Monte Carlo model and the related compensation expense is recognized over the three-year performance period.
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

During the nine months ended September 30, 2017, the Company also awarded 324,237 of RSUs, with a grant date fair value of $2.2 million, that constituted the payout for the 2016 annual awards and which will vest in one-third installments on each of February 21, 2018, 2019 and 2020, except in instances that result in accelerated vesting due to severance arrangements.
WPG Restricted Stock Units
During the nine months ended September 30, 2018 and 2017, the Company awarded 225,440 RSUs, with a grant date fair value of $1.5 million, and 161,000 RSUs, with a grant-date fair value of $1.2 million, respectively, to certain employees and non-employee members of the Board. The RSUs are service-based awards and the related fair value is expensed over the applicable service periods, except in instances that result in accelerated vesting due to severance arrangements or retirement of Board members.
Stock Options
During the nine months ended September 30, 2018, no stock options were granted from the Plan to employees, no stock options were exercised by employees and 114,273 stock options were canceled, forfeited or expired. As of September 30, 2018, there were 679,741 stock options outstanding.
During the nine months ended September 30, 2017, no stock options were granted from the Plan to employees, 2,739 stock options were exercised by employees and 48,077 stock options were canceled, forfeited or expired.
Share Award Related Compensation Expense
During the three and nine months ended September 30, 2018, the Company recorded compensation expense pertaining to the awards granted under the Plan of $2.0 million and $6.3 million, respectively, in general and administrative and property operating expense within the consolidated statements of operations and comprehensive income (loss). During the three and nine months ended September 30, 2017, the Company recorded compensation expense pertaining to the awards granted under the Plan of $1.5 million and $4.8 million, respectively, in general and administrative and property operating expense within the consolidated statements of operations and comprehensive income (loss). In certain instances, employment agreements and stock compensation programs provide for accelerated vesting when executives are terminated without cause. Additionally, the Compensation Committee of the Board may, in its discretion, accelerate the vesting for retiring Board members.
Distributions
During the three and nine months ended September 30, 2018 and 2017, the Board declared common share/unit dividends of $0.25 and $0.75 per common share/unit, respectively.
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
On July 27, 2018 we completed the sale of the third tranche of restaurant outparcels which consisted of 2 outparcels and an allocated purchase price of approximately $4.6 million of the total purchase price (see details under "Overview - Basis of Presentation - Outparcel Sale"). The Company received net proceeds of approximately $4.5 million, which were used to reduce corporate debt and for ongoing redevelopment efforts.

On June 29, 2018, we completed the sale of the second tranche of restaurant outparcels which consisted of 5 outparcels and an allocated purchase price of approximately $9.5 million of the total purchase price (see details under "Overview - Basis of Presentation - Outparcel Sale"). The Company received net proceeds of approximately $9.4 million, which were used to reduce corporate debt and for ongoing redevelopment efforts.
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
In connection with the sales noted above, the Company recorded net gains of $3.9 million and $21.8 million for the three and nine months ended September 30, 2018, respectively, which are included in gain on disposition of interests in properties, net in the consolidated statements of operations and comprehensive income (loss).
Development Activity
New Development, Expansions and Redevelopments.  We routinely incur costs related to construction for significant redevelopment and expansion projects at our properties. We expect our share of development costs for calendar year 2018 related to these activities to be approximately $100 million to $125 million. Our estimated stabilized return or yield, on invested capital typically ranges between 8% and 11%.
We have identified 28 department stores (currently vacant or anticipated vacancies) in our portfolio that we plan to redevelop and we are actively working on repositioning 24 of the locations. These department stores represent an opportunity to enhance the experience at the property by bringing in offerings such as dining, grocery, entertainment, home furnishings, mixed-use components as well as dynamic retail offerings. These stores are in our Tier 1 and open-air properties and exclude department stores that are owned by third parties, such as Seritage. We project that we will invest between $300 million to $350 million over the next three to five years to complete the redevelopment of these department stores.
During the fourth quarter of 2016 we held our grand opening of our new approximately 400,000 square foot shopping center in the Houston metropolitan area, Fairfield Town Center. The project features retailers such as H-E-B, Academy Sports, Marshall's, Party City, Old Navy, and Ulta Cosmetics. In addition, a number of dining options are at the center such as Chipotle, PeiWei, Whataburger, and Zoe's Kitchen. The project is 100% leased as of September 30, 2018. During the third quarter of 2017, we approved the final phase of this new development for an additional investment of approximately $28 million, which will add an additional 130,000 square feet of new GLA to accommodate the strong demand at the project. Leasing for this new phase is over 50% committed for small shops and we are finalizing deals with a national theater, a national value fashion apparel retailer as well as an additional big box user.
At Northwoods Mall in Peoria, Illinois, we commenced our redevelopment of a former Macy’s store that closed in March 2016. We purchased the store from Macy’s in January 2017. The redevelopment is anchored by a 56,000 square foot Round 1 Entertainment, the first to the market, which opened in November 2017. Round 1 provides bowling entertainment as well as food and adult beverages. The upper level of the former Macy's store is occupied by The RoomPlace, a 62,500 square foot regional home furnishing store that opened in May 2018. We are expanding The RoomPlace along with adding dining options and retail stores. The expected investment in this redevelopment is approximately $18.5 million with an anticipated yield of 8% - 9%. We anticipate completion of this project in 2018.
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

At Markland Mall in Kokomo, Indiana, we commenced work on our redevelopment of a former Sears department store whose lease expired in July 2017. We will invest between $16 million and $18 million in the project with an expected yield of 8% - 9%. The redevelopment includes both the former Sears space as well as a former MC Sports store. We will be adding tenants that further enhance the mix of offerings at the property with the addition of ALDI, Gravity, Party City, PetSmart and Ross Dress for Less, as well as additional small shop and outparcels. The project is expected to be completed by the end of 2018, with the majority of the new stores opening before the holiday shopping season.
At Cottonwood Mall in Albuquerque, New Mexico, we acquired the former Macy’s store for a planned redevelopment at the property. We plan to replace the former department store with two home furnishings stores, Homelife Furniture and Mor Furniture for Less as well as a new Hobby Lobby store. We will invest between $20 million and $22 million in this redevelopment with an expected yield of 6% - 7%.
At Grand Central Mall in Parkersburg, West Virginia, we have plans to replace an Elder-Beerman with a new 20,000 square foot H&M store, their first store in West Virginia. Additionally, we added a new Five Below and Ulta Beauty, which opened in September 2018 in the former hhgregg store, and we are adding a Big Lots in the former Toys R Us location.
At Dayton Mall in Dayton, Ohio, we have signed leases with Ross Dress for Less and The RoomPlace to enhance the retail offering at the property. Ross Dress for Less will replace a former hhgregg store and The RoomPlace will be located in a newly combined larger store from previous small shop space. The estimated investment in adding these two retailers to the property will be between $8 million and $10 million with an anticipated yield of 10% - 12%.
At Lincolnwood Town Center in Lincolnwood, Illinois, we have a signed lease with The RoomPlace to take approximately two thirds of the recently vacated Carson Pirie Scott department store. The estimated investment in the redevelopment will be between $16 million and $18 million and the yield is anticipated to be 7% - 8%.
On April 11, 2018 we acquired, through a sale-leaseback transaction, four Sears department stores and adjacent Sears Auto Centers located at Longview Mall; Polaris Fashion Place®; Southern Hills Mall; and Town Center at Aurora. The purchase price was approximately $28.5 million and was funded by a combination of the Section 1031 tax proceeds from the Four Corners transaction, contributions from our joint venture partner related to their pro-rata share of the joint venture that owns Polaris Fashion Place® and availability on our Facility. We have control of these stores for future redevelopment and Sears, subject to their bankruptcy proceedings, will continue to operate under new leases, providing aggregate minimum rent under these leases of approximately $1.25 million per annum. In addition, under the terms of these leases, Sears is responsible for paying common area maintenance charges, taxes, insurance and utilities.
In addition to the purchase of four Sears stores discussed above, we also proactively negotiated early termination of Sears leases to gain control of the real estate and commence redevelopment efforts at four of our Tier One assets. The first lease relates to the Sears store at Grand Central Mall, which is expected to close in December 2018. We are actively negotiating deals for the planned hybrid redevelopment. The second lease relates to the Sears store at Southern Park Mall in Youngstown, Ohio which closed during the third quarter of 2018. We are in discussions with new tenants for the high visibility anchor space. The third lease relates to the Sears store at The Mall at Fairfield Commons in Dayton, Ohio, which is expected to close in early 2019. We will be adding The RoomPlace and Round 1 Entertainment, both first to market. The RoomPlace will replace the upper level of Sears and complement the hybrid town center format with dynamic retail, dining and entertainment options. Round 1 Entertainment will replace the lower level of Sears. Both The RoomPlace and Round 1 Entertainment are expected to open in late 2019. The fourth lease relates to the Sears store at WestShore Plaza in Tampa, Florida which will terminate at the end of 2019. We are actively working on redevelopment plans, and additional details will be announced in the future.
Capital Expenditures
The following table summarizes total consolidated capital expenditures on a cash basis for the nine months ended September 30, 2018 (in thousands):

New developments	$1,102
Redevelopments and expansions(1)	79,885
Tenant allowances	16,136
Operational capital expenditures	22,879
Total(2)	$120,002
(1)Includes the April 11, 2018 acquisition, through a sale-leaseback, of three Sears department stores.
(2)Excludes capitalized interest, wages and real estate taxes, as well as expenditures for certain equipment and fixtures, commissions, and project costs, which are included in capital expenditures, net on the consolidated statement of cash flows.

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

The following schedule reconciles total FFO to net income (loss) for the three and nine months ended September 30, 2018 and 2017 (in thousands, except share/unit amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss)	$4,115	$(10,664)	$39,819	$168,460
Less: Preferred dividends and distributions on preferred operating partnership units	(3,568)	(3,568)	(10,704)	(10,704)
Adjustments to Arrive at FFO:
Real estate depreciation and amortization, including joint venture impact	81,525	74,838	225,079	224,438
Impairment loss on depreciable real estate, and (gain) on disposition of interests in properties, net	—	20,892	(1,755)	(96,035)
FFO of the Operating Partnership (1)	82,072	81,498	252,439	286,159
FFO allocable to limited partners	12,719	12,714	39,156	44,916
FFO allocable to common shareholders/unitholders	$69,353	$68,784	$213,283	$241,243

Diluted earnings (loss) per share/unit	$0.00	$(0.06)	$0.13	$0.71
Adjustments to arrive at FFO per share/unit:
Real estate depreciation and amortization, including joint venture impact	0.37	0.34	1.01	1.01
Impairment loss on depreciable real estate, and (gain) on disposition of interests in properties, net	0.00	0.09	(0.01)	(0.43)
Diluted FFO per share/unit	$0.37	$0.37	$1.13	$1.29

Weighted average shares outstanding - basic	187,845,587	187,133,517	187,647,504	186,755,128
Weighted average limited partnership units outstanding	34,711,788	34,680,662	34,699,815	34,852,985
Weighted average additional dilutive securities outstanding	1,435,195	495,848	1,449,179	504,160
Weighted average shares/units outstanding - diluted	223,992,570	222,310,027	223,796,498	222,112,273

(1)
FFO of the operating partnership decreased $33.7 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. During the nine months ended September 30, 2018, we received $5.7 million less in FFO related to properties that were sold prior to 2018. We also received $5.4 million less in FFO from properties that are now held as joint ventures. The majority of this variance can be attributed to properties that were transferred to the O'Connor Joint Venture II during the second quarter of 2017. Interest expense increased by $7.5 million of which the majority of this increase can be attributed to additional interest expense incurred on our corporate bonds. Additionally, we recorded $3.0 million less in tenant reimbursements related to common area maintenance charges for comparable properties (including acquisitions). Lastly, the gain on extinguishment of debt, net recognized for the nine months ended September 30, 2017 period consisted of the $21.2 million gain related to the discounted payoff of the $87.3 million mortgage loan secured by Mesa Mall. We did not record any gain on extinguishment of debt for the nine months ended September 30, 2018. General and administrative expenses increased $3.9 million primarily attributable to severance costs, professional fees, office rent, and travel costs. Offsetting these decreases was $18.1 million in additional FFO received from the sale of outparcels primarily related to the sale to Four Corners (see details under "Overview - Basis of Presentation - Outparcel Sale").

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
The following schedule reconciles comparable NOI for our core portfolio to operating income and presents comparable NOI percent change for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Operating income	$37,183	$24,293	$126,507	$123,693

Depreciation and amortization	71,010	65,383	196,100	199,514
General and administrative	9,124	8,108	29,969	26,027
Impairment loss	—	20,892	—	29,401
Fee income	(2,562)	(2,247)	(7,044)	(5,770)
Management fee allocation	21	54	5	567
Pro-rata share of unconsolidated joint ventures in comp NOI	18,791	17,000	54,216	39,272
Property allocated corporate expense	3,577	3,407	10,758	9,816
Non-comparable properties and other (1)	(1,246)	524	(4,106)	(507)
NOI from sold properties	70	(2,160)	64	(7,894)
Termination income	(197)	(397)	(2,221)	(3,177)
Straight-line rents	(1,131)	(168)	(3,154)	(999)
Ground lease adjustments for straight-line and fair market value	13	20	38	50
Fair market value and inducement adjustments to base rents	(3,847)	(1,273)	(7,962)	(6,319)
Less: noncore properties (2)	(2,902)	(3,627)	(9,994)	(11,960)

Comparable NOI - core portfolio	$127,904	$129,809	$383,176	$391,714
Comparable NOI percentage change - core portfolio	(1.5)%		(2.2)%

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
We are exposed to market risk from changes in interest rates, primarily LIBOR. We seek to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs by closely monitoring our variable rate debt and converting such debt to fixed rates when we deem such conversion advantageous. From time to time, we may enter into interest rate swap agreements or other interest rate hedging contracts. While these agreements are intended to lessen the impact of rising interest rates, they also expose us to the risks that the other parties to the agreements will not perform, we could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly effective cash flow hedges under GAAP guidance. As of September 30, 2018, $475.9 million (net of $9.1 million in debt issuance costs) of our aggregate consolidated indebtedness (15.5% of total consolidated indebtedness) was subject to variable interest rates, excluding amounts outstanding under variable rate loans that have been hedged to fixed interest rates.
If LIBOR rates of interest on our variable rate debt fluctuated, our future earnings and cash flows would be impacted, depending upon the current LIBOR rates and the existence of any derivative contracts currently in effect.  Based upon our variable rate debt balance as of September 30, 2018, a 50 basis point increase in LIBOR rates would result in a decrease in earnings and cash flow of $2.4 million annually and a 50 basis point decrease in LIBOR rates would result in an increase in earnings and cash flow of $2.4 million annually.  This assumes that the amount outstanding under our variable rate debt remains at $475.9 million, the balance as of September 30, 2018.

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
Changes in Internal Control Over Financial Reporting.  There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Changes in Internal Control Over Financial Reporting.  There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date:	October 25, 2018	By:	/s/ Mark E. Yale
Mark E. Yale Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	October 25, 2018	By:	/s/ Melissa A. Indest
Melissa A. Indest Senior Vice President, Finance and Chief Accounting Officer (Principal Accounting Officer)