Form 10-K
period 2018-12-31
WASHINGTON PRIME GROUP INC.; Washington Prime Group, L.P.
filed 2019-02-21
CIK 1594686, 1610911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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
Washington Prime Group Inc.: None
Washington Prime Group, L.P.: Units of limited partnership interest (34,755,660 units outstanding as of February 20, 2019)

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
Washington Prime Group Inc. Yes  ☐ No ☒        Washington Prime Group, L.P. Yes  ☐ No ☒

The aggregate market value of shares of common stock held by non-affiliates of Washington Prime Group Inc. was approximately $1.5 billion based on the closing sale price on the New York Stock Exchange for such stock on June 29, 2018.

As of February 20, 2019, Washington Prime Group Inc. had 186,074,461 shares of common stock outstanding. Washington Prime Group, L.P. has no publicly traded equity and no common stock outstanding.

Documents Incorporated By Reference
Portions of Washington Prime Group Inc.'s Proxy Statement in connection with its 2019 Annual Meeting of Stockholders are incorporated by reference in Part III.

EXPLANATORY NOTE
This report combines the annual reports on Form 10-K for the fiscal year ended December 31, 2018 of Washington Prime Group® Inc. and Washington Prime Group®, L.P. Unless stated otherwise or the context requires otherwise, references to "WPG Inc." mean Washington Prime Group® Inc., an Indiana corporation, and references to "WPG L.P." mean Washington Prime Group®, L.P., an Indiana limited partnership, and its consolidated subsidiaries, in cases where it is important to distinguish between WPG Inc. and WPG L.P. We use the terms "WPG," the "Company," “we,” "us," and “our,” to refer to WPG Inc., WPG L.P., and entities in which WPG Inc. or WPG L.P. (or any affiliate) has a material interest on a consolidated basis, unless the context indicates otherwise.
WPG Inc. operates as a self-managed and self-administered real estate investment trust (“REIT”). WPG Inc. owns properties and conducts operations through WPG L.P., of which WPG Inc. is the sole general partner and of which it held approximately 84.4% of the partnership interests (“OP units”) at December 31, 2018. The remaining OP units are owned by various limited partners. As the sole general partner of WPG L.P., WPG Inc. has the exclusive and complete responsibility for WPG L.P.’s day-to-day management and control. Management operates WPG Inc. and WPG L.P. as one enterprise. The management of WPG Inc. consists of the same persons who direct the management of WPG L.P. As general partner with control of WPG L.P., WPG Inc. consolidates WPG L.P. for financial reporting purposes, and WPG Inc. does not have significant assets other than its investment in WPG L.P. Therefore, the assets and liabilities of WPG Inc. and WPG L.P. are substantially the same on their respective consolidated financial statements and the disclosures of WPG Inc. and WPG L.P. also are substantially similar.
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
December 31, 2018

Part I
Item 1.    Business
Unless the context otherwise requires, references to "WPG," "the Company," "we," "us" or "our" refer to WPG Inc., WPG L.P. and entities in which WPG Inc. or WPG L.P. (or any affiliate) has a material ownership or financial interest, on a consolidated basis.
General
Washington Prime Group®Inc. ("WPG Inc.") is an Indiana corporation that operates as a fully integrated, self-administered and self-managed real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended (the "Code"). WPG Inc. will generally qualify as a REIT for U.S. federal income tax purposes as long as it continues to distribute at least 90% of its REIT taxable income, exclusive of net capital gains, and satisfy certain other requirements. WPG Inc. will generally be allowed a deduction against its U.S. federal income tax liability for dividends paid by it to REIT shareholders, thereby reducing or eliminating any corporate level taxation to WPG Inc. Washington Prime Group, L.P. ("WPG L.P.") is WPG Inc.'s majority-owned limited partnership subsidiary that owns, develops, and manages, through its affiliates, all of WPG Inc.'s real estate properties and other assets. WPG Inc. is the sole general partner of WPG L.P. On May 28, 2014, WPG separated from Simon Property Group Inc. ("SPG") through the distribution of 100% of the outstanding units of WPG L.P. to the owners of Simon Property Group L.P. and 100% of the outstanding shares of WPG to the SPG common shareholders in a tax-free distribution. Prior to the separation, WPG Inc. and WPG L.P. were wholly owned subsidiaries of SPG and its subsidiaries ("SPG Businesses"). At the time of the separation, our assets consisted of interests in 98 shopping centers (the "WPG Legacy Properties"). On January 15, 2015, the Company acquired Glimcher Realty Trust ("GRT"), in a stock and cash transaction valued at approximately $4.2 billion, including the assumption of debt (the "Merger"). In the Merger, we acquired material interests in 23 shopping centers and assumed mortgages on 14 properties with a fair value of approximately $1.4 billion. Prior to our separation from SPG, WPG Inc. entered into agreements with SPG under which SPG provided various services to WPG Inc. relating primarily to the legacy SPG Businesses and WPG Legacy Properties, including accounting, asset management, development, human resources, information technology, leasing, legal, marketing, public reporting and tax. The charges for the services were based on an hourly or per transaction fee arrangement and pass-through of out-of-pocket costs. Except for certain indemnification obligations and other terms and conditions, these underlying agreements expired effective May 31, 2016.
We own, develop and manage enclosed retail properties and open air properties. As of December 31, 2018, our assets consisted of material interests in 108 shopping centers in the United States, comprised of approximately 58 million square feet of managed gross leasable area ("GLA").
Transactions
For a description of our operational strategies and developments in our business during 2018 see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Form 10-K.
Segments
Our primary business is the ownership, development and management of retail real estate within the United States. We have aggregated our operations, including enclosed retail properties and open air properties, into one reportable segment because they have similar economic characteristics and we provide similar products and services to similar types of tenants and, in many cases, the same tenants. For the year ended December 31, 2018, Signet Jewelers, Ltd. (based on common parent ownership of tenants including, but not limited to, Body by Pagoda, Jared's, Kay Jewelers, Piercing Pagoda, Rogers Jewelers, and Zales Jewelers) accounted for approximately 2.9% of base minimum rents. Further, Signet Jewelers, Ltd., L Brands, Inc. (based on common parent ownership of tenants including Bath & Body Works, La Senza, Pink, Victoria's Secret, and White Barn Candle), Dick's Sporting Goods (based on common parent ownership including Dick's Sporting Goods, Field & Stream, and Golf Galaxy) and Footlocker, Inc. (based on common parent ownership including Champs Sports, Foot Action USA, Footlocker, Kids Footlocker, Lady Footlocker, and World Footlocker), in aggregate, comprised approximately 9.4% of base minimum rents. See Item 2. "Properties" for further information on tenant mix.
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
Financing Policies
Because WPG Inc.'s REIT qualification requires it to distribute at least 90% of its taxable income, exclusive of net capital gains, we regularly access the capital markets to raise the funds necessary to finance operations, acquisitions, strategic investments, development and redevelopment opportunities, and to refinance maturing debt. We must comply with customary covenants contained in our financing agreements that limit our ratio of debt to total assets or market value, as defined in such agreements. For example, WPG L.P.'s current line of credit and term loans contain covenants that restrict the total amount of debt of WPG L.P. to 60% of total assets, as defined under the related agreements, and secured debt to 40% of total assets, with slight easing of restrictions during the four trailing quarters following a portfolio acquisition. In addition, these agreements contain other covenants requiring compliance with financial ratios. Furthermore, the amount of debt that we may incur is limited as a practical matter by our desire to maintain acceptable ratings for our equity securities and debt securities of WPG L.P. We strive to maintain investment grade ratings at all times, but we cannot assure you that we will be able to do so in the future (see "Liquidity and Capital Resources" within Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K for a discussion of events that occurred subsequent to December 31, 2018).
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
We expect most future borrowings would be made through WPG L.P. or its subsidiaries. Borrowings may be in the form of bank borrowings, publicly and privately placed debt instruments, or purchase money obligations to the sellers of properties. Any such indebtedness may be secured or unsecured. Any such indebtedness may also have full or limited recourse to the borrower or be cross-collateralized with other debt, or may be fully or partially guaranteed by WPG L.P. Although we may borrow to fund the payment of dividends, we currently have no expectation that we will regularly do so. See "Financing and Debt" within Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Form 10-K for a discussion of our debt arrangements as of December 31, 2018.
We could potentially issue additional debt securities through WPG L.P., and we may issue such debt securities which may be convertible into capital stock or be accompanied by warrants to purchase capital stock. We also may sell or securitize our lease receivables.
We may also finance acquisitions through the issuance of common shares or preferred shares, the issuance of additional units of partnership interest in WPG L.P., the issuance of preferred units of WPG L.P., the issuance of other securities including unsecured notes and mortgage debt, draws on our credit facilities or sale or exchange of ownership interests in properties, including through the formation of joint venture agreements or other arrangements.

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
In addition, because our revenue potential is linked to the success of our retailers, we indirectly share exposure to the same competitive factors and market forces that our retail tenants experience in their respective markets when trying to attract individual shoppers. These dynamics include general competition from other retail properties, including outlet properties and other discount shopping properties, as well as competition with discount shopping clubs, catalog companies, direct mail, home shopping networks, and telemarketing. The changes in consumer shopping behavior to increase purchases on-line from their computers and mobile devices provide retailers with distribution options other than brick and mortar retail stores and has resulted in competitive alternatives that could have a material adverse effect on our ability to lease, develop and redevelop traditional commercial retail space and on the level of rents we can obtain.
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
Intellectual Property
WPG L.P., by and through its affiliates, holds service marks registered with the United States Patent and Trademark Office, including the terms Washington Prime Group® (expiration date January 2028), The Outlet Collection®(expiration date October 2023), Shelby’s Sugar Shop® (expiration date September 2028), and TANGIBLE®(expiration date September 2028) as well as the names of certain of our properties such as Scottsdale Quarter® (expiration date November 2019) and Polaris Fashion Place® (expiration date July 2022), and other marketing terms, phrases, and materials it uses to promote its business, services, and properties.
Sustainability
ESG (Environmental, Social and Governance)
We know that ESG issues, otherwise known as corporate sustainability, are important to our stakeholders, and they are important to the Company. We believe in a strong commitment to the community and embrace opportunities to improve the lives of our guests, employees and the environment.
The Board of Directors’ Sustainability Committee, as well as our internal, interdisciplinary ESG Steering Committee, work together with senior leadership to further establish sustainability as a key business driver as it relates to how we redevelop and operate our retail properties, conduct business with our guests, engage with our communities and create a productive and positive work environment for our employees. The Company will continue to work diligently to find ways to manage our properties' carbon footprint and identify environmentally-friendly alternatives that reduce waste, maximize energy efficiency and improve recycling efforts.
Some examples of the Company’s focus on environmental sustainability investments in its properties include energy efficient Light Emitting Diode ("LED") lighting projects, charging stations for electric cars, solar energy panels, and many more innovations. As it relates to new projects, we are focused on the area of energy reduction and leveraging sustainability to achieve cost efficiencies in our operations. We are working with local and state municipalities to expand the Property Assessed Clean Energy (PACE) model promulgated by the U.S. Department of Energy to help finance energy efficiency projects at its retail properties. The Company continues to install efficient LED lighting, including installations at nearly 40 of our retail properties in the past two years, which has led to a 9 percent reduction in the Company's annual electric consumption.

In addition, the Company is working with a third party to implement operational and technology improvements at the property level. This initiative includes technical communications, WiFi design and implementation, as well as analytics and reporting in order to make informed future energy management decisions. We continue to explore ways to innovate even more so in the future.
We believe a commitment to incorporating sustainable practices into many of the areas of our business will add long term value to our portfolio of retail town centers.
Employees
At December 31, 2018, we had 834 employees, of which 107 were part-time.
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

Item 1A.    Risk Factors
The following risk factors, among others, could materially affect our business, financial condition, operating results, cash flows, fiscal outlook and business reputation. These risk factors may describe situations beyond our control and you should carefully consider them. Additional risks and uncertainties not presently known to us or that are currently not believed to be material could also affect our actual results. We may update these risk factors in our future periodic reports, other filings, and public announcements.
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
For example, among department stores and other large stores, corporate merger or consolidation activity typically results in the closure of duplicate or geographically overlapping store locations. Resulting adverse pressure on the businesses of our department stores and major tenants could have an adverse impact upon our own results. Certain department stores, including The Bon-Ton Stores, Inc. which liquidated in 2018, and Sears Holdings Corporation, and other national retailers have experienced, and might continue to experience, depending on consumer confidence levels or overall economic conditions, considerable decreases in customer traffic in their retail stores, increased competition from alternative retail options, such as those accessible via the Internet and other mediums, and other forms of pressure on their business models. Pressure on these department stores and national retailers could impact their ability to maintain their stores, meet their obligations both to us and to their external lenders and suppliers, withstand takeover attempts by investors or rivals or avoid bankruptcy and/or liquidation, all of which could result in impairment or closures of their stores. Other of our tenants might be entitled to modify the economic or other terms of their existing leases in the event of such closures (through co-tenancy clauses), which could decrease rents and/or operating expense reimbursements or entitle such retailers to close their stores. The leases of some anchors might permit the anchor to transfer its lease, including any attendant approval rights, to another retailer.

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
Additionally, department store or major tenant closures might result in decreased customer traffic, which could lead to decreased sales at our properties and adversely impact our ability to successfully execute our leasing strategy and objectives. If the sales of stores operating in our properties decline significantly due to the closing of anchor stores or other national retailers, adverse economic conditions, or other reasons, tenants might be unable to pay their minimum rents or expense recovery charges, which would likely negatively impact our financial results. In the event of any default by a tenant, whether a department store, national or regional retailer or otherwise, we might not be able to fully recover and/or experience delays and costs in enforcing our rights as landlord to recover amounts due to us under the terms of our agreements with such parties.
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

Clauses in leases with certain tenants of our development or redevelopment properties may include inducements, such as reduced rent and tenant allowance payments, which can reduce our rents and Funds From Operations ("FFO"). As a result, these development or redevelopment properties are more likely to achieve lower returns during their stabilization periods than our previous development or redevelopment properties.
The leases for a number of the tenants that have opened stores at properties we have developed or redeveloped have reduced rent from co-tenancy clauses that allow those tenants to pay reduced rent until occupancy at the respective property reaches certain thresholds and/or certain named co-tenants open stores at the respective property. Additionally, some tenants may have rent abatement clauses that delay rent commencement for a prolonged period of time after initial occupancy. The effect of these clauses reduces our rents and FFO while they are applicable. We expect to continue to offer co-tenancy and rent abatement clauses in the future to attract tenants to our development and redevelopment properties. As a result, our current and future development and redevelopment properties are more likely to achieve lower returns during their stabilization periods than other projects of this nature historically have, which may adversely impact our investment in such developments, as well as our financial condition and results of operations. Additionally, the prevalence and volume of such properties is likely to increase in our development and redevelopment pipeline at an unpredictable rate in light of the recent proliferation of bankruptcy filings and closures by retailers occupying "big box", anchor or other traditionally large spaces which can have an adverse impact on our financial condition and results of operations.
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
The increase in and prevalence of digital and mobile technology usage has increased the speed of the transition of a percentage of market share from shopping at physical locations to web-based purchases. If we are unsuccessful in adapting our business to changing consumer spending habits, our results of operations and financial condition could be materially adversely affected. Additionally, our investments in ventures aimed at finding innovative and unique uses within shopping centers and retail generally may be unsuccessful and incur expenses, losses, and use resources to a degree that adversely impacts our financial results without a corresponding positive financial return or operational benefit.
If we lose our key management personnel, we might not be able to successfully manage our business and achieve our objectives.
Our management team has substantial experience in owning, operating, acquiring, and developing enclosed shopping centers and other open air properties. A large part of our success depends on the leadership and performance of our executive management team and we cannot guarantee that they will remain with us. If we unexpectedly lose the services of these individuals, we might not be able to successfully manage our business or achieve our business objectives. Additionally, we continue to actively recruit management and other professional talent within the real estate and retail industries necessary to manage our properties to optimal performance. If we are not able to successfully recruit such personnel or cannot do so readily, this may adversely impact our ability to manage our business, achieve our financial goals, or meet our strategic and operational objectives.
We have limited control with respect to some properties that are partially owned or managed by third parties, which could adversely affect our ability to sell or refinance or otherwise take actions concerning these properties that would be in the best interests of WPG Inc.'s shareholders.
We may continue to co-invest with third parties through partnerships, joint ventures, or other entities, including without limitation by acquiring controlling or non-controlling interests in, or sharing responsibility for, managing the affairs of a property, partnership, joint venture or other entity. At December 31, 2018, we do not have sole decision-making authority regarding 13 unconsolidated properties that we currently hold through joint ventures with third parties.
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
The consolidated indebtedness of our business as of December 31, 2018 was approximately $2.9 billion. We have and will continue to incur various costs and expenses associated with our transactions and executing our operational and fiscal strategy. Any future increased levels of indebtedness could also reduce access to capital and increase borrowing costs generally, thereby reducing funds available for working capital, capital expenditures, tenant improvements, acquisitions and other general corporate purposes and may create competitive disadvantages for us relative to other companies with lower debt levels. If we do not achieve our operational and growth goals or if the financial performance of the Company does not meet current expectations, then our ability to service our indebtedness may be adversely impacted. Lastly, if interest rates increase, the cost of capital and expenses of debt service requirements relating to our variable rate debt, which constitutes 15.2% of our consolidated indebtedness as of December 31, 2018, would increase which could adversely affect our cash flows.
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
In order to qualify and maintain our qualification as a REIT each year, we are required to distribute at least 90% of our REIT taxable income, excluding net capital gains, to our shareholders. As a result, our retained earnings available to fund acquisitions, development, innovation or other capital expenditures are nominal, and we rely upon the availability of additional debt or equity capital to fund these activities. Our long-term ability to grow through acquisitions, development, innovation or strategic partnerships which is an important component of our strategy, will be limited if we cannot obtain additional debt financing or equity capital. Market conditions might make it difficult to obtain debt financing or raise equity capital, and we cannot be certain that we will be able to obtain additional debt or equity financing or that we will be able to obtain such capital on favorable terms.
Adverse changes in any credit rating might affect our borrowing capacity and borrowing terms.
Our outstanding debt is periodically rated by nationally recognized credit rating agencies. Our credit ratings impact the cost and availability of future borrowings and, accordingly, our cost of capital. Our ratings reflect each rating organization's opinion of our financial strength, operating performance and ability to meet debt obligations. At the end of 2018, we had investment grade credit ratings from three rating agencies. Subsequent to year end, two rating agencies lowered our rating below investment grade. There can be no assurance that we will achieve a particular rating or maintain a particular rating in the future. Furthermore, the interest rate under the Facility is variable and could increase in the event our credit rating is downgraded, resulting in higher borrowing costs. An increase in our cost of capital could adversely impact our ability to fund key activities related to achieving our business objectives.
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
The laws, regulations and policies governing our business, or the regulatory or enforcement environment at the national level or in any of the states in which we operate, might change at any time and could have a material adverse effect on our business. We are unable to predict how any future legislative or regulatory proposals or programs will be administered or implemented, or whether any additional or similar changes to statutes or regulations, including the interpretation or implementation thereof, will occur in the future. Additionally, changes in tax laws might have a significant impact on our operating results. For more information regarding the impact of changing tax laws on our operating results, please refer to the risk factors section titled "Risks Related to WPG Inc.'s Status as a REIT."
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
We maintain insurance coverage with financially-sound insurers for property, third-party liability, terrorism, workers compensation, and rental loss insurance on all of our properties. However, certain catastrophic perils are subject to large deductibles that may cause an adverse impact on our operating results. Additionally, there are some types of losses, including lease and other contract claims, that are not insured. If an uninsured loss or a loss in excess of insured limits occurs, or a loss for which there is a large deductible occurs, we could lose all or a portion of the capital we have invested in a property, as well as the anticipated future revenue it could generate.
We currently maintain insurance coverage for acts of terrorism by foreign or domestic agents. The United States government provides reinsurance coverage to insurance companies following a declared terrorism event under the Terrorism Risk Insurance Program Reauthorization Act, which extended the effectiveness of the Terrorism Risk Insurance Extension Act (which we refer to as the "TRIA") of 2005. The TRIA is designed to reinsure the insurance industry from declared terrorism events that cause or create in excess of $100 million in damages or losses. The U.S. government could terminate its reinsurance of terrorism, thus increasing the risk of uninsured losses for such acts. Our tenants, vendors and joint venture partners in retail are subject to similar risks.
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
A number of our properties are located in Florida, California, Texas, and Hawaii or in other areas with a higher risk of natural disasters such as earthquakes, fires, floods, tornadoes, hurricanes, or tsunamis. The occurrence of natural disasters can adversely impact operations, redevelopment, or development at our centers and projects, increase investment costs to repair or replace damaged properties, increase future property insurance costs, and negatively impact the tenant demand for lease space. Additionally, some of our properties are located in coastal regions, and would therefore be affected by any future increases in sea levels. If insurance is unavailable to us or is unavailable on acceptable terms, or our insurance is not adequate to cover losses from these events, our financial condition and results of operations could be adversely affected.
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
A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity, or availability of our information resources. More specifically, a cyber-incident is an intentional attack or an unintentional event that can include gaining unauthorized access to systems to disrupt operations, corrupting data, or stealing confidential information. We rely upon information technology networks and systems, some of which are managed by third-parties, to process, transmit, and store electronic information, some of which may be confidential and/or proprietary, and to manage or support a variety of business processes and activities. As our reliance on technology has increased, so have the risks posed to our systems, both internal and those we have outsourced. Primary risks that could directly result from the occurrence of a cyber-incident include, but are not limited to, operational interruption, damage to our relationship with our tenants and other business partners, and private data exposure (including personally identifiable information, or proprietary and confidential information, of ours and our employees, as well as third parties). Any such incidents could result in legal claims or proceedings, liability or regulatory penalties under laws protecting the privacy of personal information, and reduce the benefits of our advanced technologies. We carry cyber liability insurance; however a loss could exceed the limits of the policy. We have implemented processes, procedures and controls to help mitigate these risks, such as providing security awareness training with simulated spam, phishing and social engineering attacks for associates. We perform mock incident and mock disasters to test the adequacy of our internal incident response plan and that our associates are properly prepared.  We leverage a third party security firm to perform risk assessments. However, these measures, our increased awareness of a risk of a cyber-incident, and our insurance coverage, do not guarantee that our financial results will not be negatively impacted by such an incident.

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
Furthermore, the New York Stock Exchange ("NYSE") requires, as a condition to the listing of WPG Inc.'s common shares, that WPG Inc. maintain its REIT status. Consequently, if WPG Inc. fails to maintain its REIT status, its common shares could promptly be delisted from the NYSE, which would decrease the trading activity of such common shares, making the sale of such common shares difficult.

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
The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process, and by the IRS and the U.S. Department of the Treasury (the "Treasury"). Although we are not aware of any provision of the Tax Cuts and Jobs Act, the tax reform legislation enacted in 2017, or any pending tax legislation that would adversely affect our ability to operate as a REIT, changes to the tax laws or interpretations thereof by the IRS and the Treasury, with or without retroactive application, could materially and adversely affect WPG Inc.'s investors or WPG Inc. WPG Inc. cannot predict how changes in the tax laws might affect its investors or WPG Inc. New legislation, Treasury regulations, administrative interpretations or court decisions could significantly and negatively affect WPG Inc.'s ability to qualify to be taxed as a REIT and/or the U.S. federal income tax consequences to WPG Inc.'s investors and WPG Inc. of such qualification.
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

From time to time, WPG Inc. might generate taxable income greater than its cash flow as a result of differences in timing between the recognition of taxable income and the actual receipt of cash or the effect of nondeductible capital expenditures, the creation of reserves, or required debt or amortization payments. If we do not have other funds available in these situations, we could be required to borrow funds on unfavorable terms, sell assets at disadvantageous prices, distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt, or make taxable distributions of WPG Inc.'s capital stock or debt securities to make distributions sufficient to enable WPG Inc. to pay out enough of its taxable income to satisfy the REIT distribution requirement and avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our equity. Further, amounts distributed will not be available to fund the growth of our business. Thus, compliance with WPG Inc.'s REIT requirements may hinder our ability to grow, which could adversely affect our liquidity and our ability to execute our business plan.
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
Additionally, in general, no more than 5% of the value of WPG Inc.'s total assets (other than government securities, qualified real estate assets and securities issued by a TRS) can consist of the securities of any one issuer, and no more than 20% of the value of our total assets can be represented by securities of one or more TRSs. If WPG Inc. fails to comply with these requirements at the end of any calendar quarter, it must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing its REIT qualification and suffering adverse tax consequences. As a result, we might be required to liquidate or forego otherwise attractive investments. These actions could have the effect of reducing WPG Inc.'s income and amounts available for distribution to its shareholders.
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
Risks Related to Our Common and Preferred Shares/Units
We cannot guarantee the timing, amount, or payment of distributions on our shares/units.
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

•	negative speculation or information in the media or investment community;

•	any changes in our distribution or dividend policy;

•	any sale or disposal of properties within our portfolio;

•	any future issuances of equity securities;

•	increases in leverage, mortgage debt financing, or outstanding borrowings;

•	strategic actions by our Company or our competitors, such as acquisitions, joint ventures, or restructurings;

•	general market conditions and, in particular, developments related to market conditions for the real estate industry or retail sector;

•	proposed or adopted regulatory or legislative changes or developments; or

•	anticipated or pending investigations, proceedings, or litigation that involves or affect us.

WPG Inc.'s cash available for distribution to shareholders might be insufficient to pay distributions at any particular levels or in amounts sufficient in order for WPG Inc. to maintain its REIT qualification, which could require us to borrow funds in order to make such distributions.
As a REIT, WPG Inc. is required to distribute at least 90% of its REIT taxable income each year, excluding net capital gains, to its shareholders. WPG Inc. intends to make regular quarterly distributions whereby it expects to distribute at least 100% of its REIT taxable income to its shareholders out of assets legally available thereof. Based on the amount of its REIT taxable income for the year ended December 31, 2018, WPG Inc.'s annual dividend of $1.00 per share satisfied this requirement. However, WPG Inc.'s ability to make distributions could be adversely affected by various factors, many of which are not within its control. For example, in the event of downturns in its financial condition or operating results, economic conditions or otherwise, WPG Inc. might be unable to declare or pay distributions to its shareholders to the extent required to maintain its REIT qualification. WPG Inc. might be required either to fund distributions from borrowings under the Revolver or to reduce its distributions. If we borrow to fund WPG Inc.'s distributions, our interest costs could increase, thereby reducing our earnings and cash available for distribution from what they otherwise would have been.
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
In the future, your percentage ownership in us may be diluted because of equity issuances for acquisitions, capital market transactions or otherwise. WPG Inc. also regularly grants compensatory equity awards to directors, executive officers and certain employees who are eligible to receive such awards. Such awards, which are derivatives of our common shares, will ultimately, if they vest, have a dilutive effect on WPG Inc.'s earnings per share, which could adversely affect the market price of WPG Inc.'s common shares.
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
Several of the agreements that we entered into with SPG in connection with the separation require SPG's consent to any assignment by us of our rights and obligations under the agreements, but these agreements generally expired within two years of May 28, 2014, except for certain agreements that continue for longer terms. These agreements include the Separation Agreement and the Tax Matters Agreement. The consent and termination rights set forth in these agreements might discourage, delay or prevent a strategic transaction that you may consider favorable.
In addition, an acquisition or further issuance of WPG Inc.'s common shares could trigger the application of Section 355(e) of the Code. Under the tax related agreement(s) we had with SPG following the separation, we would be required to indemnify SPG for any resulting taxes and related amounts, and this indemnity obligation might discourage, delay or prevent a strategic transaction that you may consider favorable.
Certain provisions in WPG L.P.'s amended and restated limited partnership agreement may limit our ability to execute transactions that our shareholders may consider favorable.
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
Item 1B.    Unresolved Staff Comments
None.

Item 2.    Properties
As of December 31, 2018, our portfolio of properties consisted of material interests in 108 properties totaling approximately 58 million square feet of managed GLA. We also own parcels of land which can be used for either new development or the expansion of existing properties. While most of these properties are wholly owned by us, several are less than wholly owned through joint ventures and other arrangements with third parties, which is common in the real estate industry. As of December 31, 2018, our properties had an ending occupancy rate of 93.7% (based on the measures described in note (2) to the table that follows).
Our properties are leased to a variety of tenants across the retail spectrum including anchor stores, big-box tenants, national inline tenants, sit-down restaurants, movie theaters, and regional and local retailers. As of December 31, 2018, selected anchors and tenants include Macy's, Inc., Dillard's, Inc., J.C. Penney Co., Inc., Sears Holdings Corporation, Target Corporation, Kohl's Corporation, Dick's Sporting Goods, Best Buy Co., Inc., Bed Bath & Beyond Inc. and TJX Companies, Inc. With respect to all tenants in our portfolio, no single tenant was responsible for more than 3.0% of our total base minimum rental revenues for the year ended December 31, 2018. Further, no single property accounted for more than 5.1%, of our total base minimum rental revenues for the year ended December 31, 2018. Finally, as of December 31, 2018, no more than 14.5% of our total gross annual base minimum rental revenues was derived from leases that expire in any single calendar year. Capitalized terms not defined in this Item 2 shall have the definition ascribed to these terms in Item 1 of this Form 10-K.
The following table summarizes certain data for our portfolio of properties as of December 31, 2018:
Property Information
As of December 31, 2018

Property Name	State	City (Major Metropolitan Area)	Ownership Interest (Expiration if Lease)	Financial Interest (1)	Year Acquired or Built	Occupancy (%)(2)	Total Center SF	Anchors
Enclosed Retail Properties
Anderson Mall	SC	Anderson	Fee	100.0%	Built 1972	85.2%	670,772	Belk(10), Books-A-Million, Dillard's(10), JCPenney
Arbor Hills	MI	Ann Arbor	Fee	51.0%	Acquired 2015	100.0%	87,487	N/A
Arboretum, The	TX	Austin	Fee	51.0%	Acquired 1998	92.5%	195,331	Barnes & Noble, Cheesecake Factory, Pottery Barn
Ashland Town Center	KY	Ashland	Fee	100.0%	Acquired 2015	97.9%	437,284	Belk, Belk Home Store, JCPenney(10), T.J. Maxx
Bowie Town Center	MD	Bowie (Wash, D.C.)	Fee	100.0%	Built 2001	92.5%	571,483	Barnes & Noble, Best Buy(10), L.A. Fitness, Macy's(10), Off Broadway Shoes, Sears(5)(8)
Boynton Beach Mall	FL	Boynton Beach (Miami)	Fee	100.0%	Acquired 1996	81.2%	1,101,881	Cinemark Theatres, Dillard's(10), JCPenney, Macy's(10), Sears(5), You Fit Health Clubs
Brunswick Square	NJ	East Brunswick (New York)	Fee	100.0%	Acquired 1996	97.5%	760,998	Barnes & Noble, JCPenney(10), Macy's(10), Starplex Luxury Cinema
Charlottesville Fashion Square	VA	Charlottesville	Ground Lease (2076)	100.0%	Acquired 1997	87.5%	578,063	Belk(4), JCPenney(10) Sears(5)
Chautauqua Mall	NY	Lakewood	Fee	100.0%	Acquired 1996	87.3%	432,931	JCPenney, Office Max, Sears(5)
Chesapeake Square Theater	VA	Chesapeake (VA Beach)	Fee	100.0%	Acquired 1996	100.0%	42,248	Cinemark Theatres
Clay Terrace	IN	Carmel (Indianapolis)	Fee	100.0%	Acquired 2014	92.6%	577,601	Dick's Sporting Goods, DSW, Pier 1, St. Vincent's Sports Performance, Whole Foods
Cottonwood Mall	NM	Albuquerque	Fee	100.0%	Built 1996	89.6%	1,051,847	Conn's Electronic & Appliance(10), Dillard's(10), HiLife Furniture, Hobby Lobby, JCPenney(10), Regal Cinema

Property Name	State	City (Major Metropolitan Area)	Ownership Interest (Expiration if Lease)	Financial Interest (1)	Year Acquired or Built	Occupancy (%)(2)	Total Center SF	Anchors
Dayton Mall	OH	Dayton	Fee	100.0%	Acquired 2015	96.4%	1,443,039	Dick's Sporting Goods, DSW, JCPenney, Macy's(10)
Edison Mall	FL	Fort Myers	Fee	100.0%	Acquired 1997	95.2%	1,039,126	Books-A-Million, Dillard's(10), JCPenney, Macy's(4), Sears(8)
Grand Central Mall	WV	Parkersburg	Fee	100.0%	Acquired 2015	91.6%	758,513	Belk, Dunham's Sports, JCPenney, Regal Cinemas
Great Lakes Mall	OH	Mentor (Cleveland)	Fee	100.0%	Acquired 1996	90.7%	1,232,642	Atlas Cinema Stadium 16, Barnes & Noble, Dick's Sporting Goods, Dillard's(10), JCPenney, Macy's(10), Round One
Indian Mound Mall	OH	Newark	Fee	100.0%	Acquired 2015	89.5%	556,746	AMC Theaters, Big Sandy Superstore(10), Dick's Sporting Goods, JCPenney, Sears(10)
Irving Mall	TX	Irving (Dallas)	Fee	100.0%	Built 1971	99.2%	1,052,013	AMC Theatres, Burlington Coat Factory, Dillard's(10), Fitness Connection, La Vida Fashion and Home Décor(10), Macy's(10), Shoppers World, Sky Zone
Jefferson Valley Mall	NY	Yorktown Heights (New York)	Fee	100.0%	Built 1983	93.5%	580,871	Dick's Sporting Goods, Macy's, Sears(5)(8)
Lima Mall	OH	Lima	Fee	100.0%	Acquired 1996	98.1%	743,872	JCPenney, Macy's(10)
Lincolnwood Town Center	IL	Lincolnwood (Chicago)	Fee	100.0%	Built 1990	84.0%	422,847	Kohl's
Lindale Mall	IA	Cedar Rapids	Fee	100.0%	Acquired 1998	93.1%	723,666	Hy-Vee, Von Maur
Longview Mall	TX	Longview	Fee	100.0%	Built 1978	94.9%	653,171	Dick's Sporting Goods, Dillard's(10), JCPenney(10), L'Patricia(10), Sears(5), Stage(10)
Malibu Lumber Yard	CA	Malibu	Ground Lease (2047)	51.0%	Acquired 2015	46.4%	31,514	N/A
Mall at Fairfield Commons, The	OH	Beavercreek	Fee	100.0%	Acquired 2015	98.8%	1,045,249	Dick's Sporting Goods, JCPenney, Macy's(10)
Mall at Johnson City, The	TN	Johnson City	Fee	51.0%	Acquired 2015	98.5%	567,892	Belk for Her, Belk Home Store, Dick's Sporting Goods, JCPenney, Sears(10)
Maplewood Mall	MN	St. Paul (Minneapolis)	Fee	100.0%	Acquired 2002	81.6%	905,960	Barnes & Noble, JCPenney(10), Kohl's(10), Macy's(10)
Markland Mall	IN	Kokomo	Fee	100.0%	Built 1968	97.9%	381,625	Aldi, PetSmart, Ross Dress for Less, Target
Melbourne Square	FL	Melbourne	Fee	100.0%	Acquired 1996	91.2%	723,654	Dick's Sporting Goods, Dillard's(11), JCPenney, L.A. Fitness, Macy's(10)
Mesa Mall	CO	Grand Junction	Fee	100.0%	Acquired 1998	97.7%	873,311	Cabela's(10), JCPenney(10), Jo-Ann Fabrics, Target(10)
Morgantown Mall	WV	Morgantown	Fee	100.0%	Acquired 2015	87.7%	555,350	AMC Theaters, JCPenney, Sears(5)
Muncie Mall	IN	Muncie	Fee	100.0%	Built 1970	87.0%	641,821	JCPenney, Macy's(10)
New Towne Mall	OH	New Philadelphia	Fee	100.0%	Acquired 2015	86.6%	505,223	Dick's Sporting Goods, Jo-Ann Fabrics, Kohl's, Marshalls, Route 250 Health and Performance

Property Name	State	City (Major Metropolitan Area)	Ownership Interest (Expiration if Lease)	Financial Interest (1)		Year Acquired or Built	Occupancy (%)(2)	Total Center SF	Anchors
Northtown Mall	MN	Blaine	Fee	100.0%		Acquired 2015	98.3%	644,735	Becker Furniture, Best Buy, Burlington Coat Factory, Hobby Lobby(10), Home Depot, L.A. Fitness, Sky Zone
Northwoods Mall	IL	Peoria	Fee	100.0%		Built 1983	94.6%	649,408	JCPenney(10), Round One, Sears(10), The RoomPlace
Oak Court Mall	TN	Memphis	Fee	100.0%		Acquired 1997	96.5%	847,127	Dillard's(4), Macy's(10)
Oklahoma City Properties	OK	Oklahoma City	Fee	51.0%	(7)	Acquired 2015	97.0%	312,692	Trader Joe's, Whole Foods
Orange Park Mall	FL	Orange Park (Jacksonville)	Fee	100.0%		Acquired 1994	97.8%	959,146	AMC Theatres, Belk(10), Dick's Sporting Goods, Dillard's(10), JCPenney, Sears(10)
Outlet Collection® | Seattle, The	WA	Auburn (Seattle)	Fee	100.0%		Acquired 2015	92.9%	923,331	Bed Bath & Beyond, Burlington Coat Factory, Dave & Busters, Nordstrom Rack
Paddock Mall	FL	Ocala	Fee	100.0%		Acquired 1996	96.4%	548,147	Belk, JCPenney, Macy's(10), Sears(5)(8)
Pearlridge Center	HI	Aiea	Fee and Ground Lease (2043, 2058)	51.0%		Acquired 2015	96.2%	1,297,814	Bed, Bath, and Beyond, Longs Drug Store, Macy's, Pearlridge Mall Theaters, Ross Dress for Less, Sears, T.J. Maxx
Polaris Fashion Place®	OH	Columbus	Fee	51.0%		Acquired 2015	99.1%	1,571,346	Barnes & Noble, Dick's Sporting Goods, JCPenney(10), Macy's(10), Saks Fifth Avenue(10), Sears(5), Von Maur(10)
Port Charlotte Town Center	FL	Port Charlotte	Fee	100.0%	(6)	Acquired 1996	90.2%	777,246	Bealls(10), Dillard's(10), DSW, JCPenney, Macy's(10), Recreational Warehouse, Regal Cinema, Sears(5)
Rolling Oaks Mall	TX	San Antonio	Fee	100.0%		Built 1988	95.7%	883,336	Dillard's(10), JCPenney(10), Macy's(10), Sears(5)(10)
Scottsdale Quarter®	AZ	Scottsdale	Fee	51.0%		Acquired 2015	95.9%	724,804	Apogee Physicians, H&M, iPic Theaters, JDA Software, Restoration Hardware, Starwood Hotels
Seminole Towne Center	FL	Sanford (Orlando)	Fee	6.8%	(6)	Built 1995	93.2%	1,109,945	Athletic Apex, Burlington Coat Factory, Dick's Sporting Goods, Dillard's(10), JCPenney(10), Macy's, United Artists Theatre
Southern Hills Mall	IA	Sioux City	Fee	100.0%		Acquired 1998	90.1%	794,010	AMC Theaters, Barnes & Noble, Hy-Vee, JCPenney(10), Scheel's All Sports, Sears(5)
Southern Park Mall	OH	Youngstown	Fee	100.0%		Acquired 1996	81.5%	1,202,768	Cinemark Theatres, Dillard's(10), JCPenney, Macy's
Southgate Mall	MT	Missoula	Fee	100.0%		Acquired 2018	89.4%	630,811	AMC Theater, Dillard's(10), JCPenney(10), Lucky's Market
Sunland Park Mall	TX	El Paso	Fee	100.0%		Built 1988	77.9%	927,305	Cinemark, Dillard's(11), Sears(5)(10), Starr Western Wear
Town Center at Aurora	CO	Aurora (Denver)	Fee	100.0%		Acquired 1998	94.1%	1,080,995	Century Theatres, Dillard's(10), JCPenney(10), Macy's(10), Sears

Property Name	State	City (Major Metropolitan Area)	Ownership Interest (Expiration if Lease)	Financial Interest (1)		Year Acquired or Built	Occupancy (%)(2)	Total Center SF	Anchors
Town Center Crossing & Plaza	KS	Leawood	Fee	51.0%		Acquired 2015	98.6%	670,455	Arhaus, Barnes & Noble, Crate & Barrel, Macy's(10), Restoration Hardware
Towne West Square	KS	Wichita	Fee	100.0%	(12)	Built 1980	—%	—	N/A
Waterford Lakes Town Center	FL	Orlando	Fee	100.0%		Built 1999	100.0%	965,765	Ashley Furniture Home Store (10), Barnes & Noble, Bed Bath & Beyond, Best Buy, Jo-Ann Fabrics, L.A. Fitness(10), Office Max, Regal Cinemas, Ross Dress for Less, Target(10), T.J. Maxx
Weberstown Mall	CA	Stockton	Fee	100.0%		Acquired 2015	98.1%	859,071	Barnes & Noble, Dillard's(10), JCPenney(10), Sears(10)
West Ridge Mall	KS	Topeka	Fee	100.0%	(9)	Built 1988	75.7%	1,013,982	Dillard's(10), Furniture Mall of Kansas(10), JCPenney(10), Sky Zone
Westminster Mall	CA	Westminster (Los Angeles)	Fee	100.0%		Acquired 1998	86.7%	1,216,695	Chuze Fitness, DSW, JCPenney(10), John's Incredible Pizza, Macy's(10), Sky Zone, Target(10)
WestShore Plaza	FL	Tampa	Fee	100.0%		Acquired 2015	92.8%	1,075,486	AMC Theatres, Dick's Sporting Goods, JCPenney, Macy's(10), Sears(5)
Total Enclosed Retail Properties Portfolio Square Footage (3)								43,632,451

Open Air Properties
Bloomingdale Court	IL	Bloomingdale (Chicago)	Fee	100.0%		Built 1987	98.9%	697,088	Best Buy, Dick's Sporting Goods, Jo-Ann Fabrics, Office Max, Picture Show, Ross Dress for Less, T.J. Maxx N More, Walmart Supercenter(10)
Bowie Town Center Strip	MD	Bowie (Wash, D.C.)	Fee	100.0%		Built 2001	92.2%	106,636	Safeway(10)
Canyon View Marketplace	CO	Grand Junction	Fee	100.0%		Acquired 2015	100.0%	199,815	City Market(10), Kohl's(10)
Charles Towne Square	SC	Charleston	Fee	100.0%		Built 1976	100.0%	71,794	Regal Cinema
Chesapeake Center	VA	Chesapeake (Virginia Beach)	Fee	100.0%		Acquired 1996	94.3%	279,581	Dollar Tree(10), PetSmart, Value City Furniture
Concord Mills Marketplace	NC	Concord (Charlotte)	Fee	100.0%		Acquired 2007	100.0%	250,704	At Home, BJ's Wholesale Club
Countryside Plaza	IL	Countryside (Chicago)	Fee	100.0%		Built 1977	100.0%	403,455	Best Buy, Dollar Tree, Floor & Decor, Home Depot(10), Jo-Ann Fabrics, PetSmart, The Tile Shop
Dare Centre	NC	Kill Devil Hills	Ground Lease (2058)	100.0%		Acquired 2004	95.8%	168,613	Belk(10), Food Lion
DeKalb Plaza	PA	King of Prussia (Philadelphia)	Fee	100.0%		Acquired 2003	100.0%	101,915	ACME Grocery(10), Bob's Discount Furniture
Empire East	SD	Sioux Falls	Fee	100.0%		Acquired 1998	100.0%	301,438	Bed Bath & Beyond, Kohl's, Target(10)
Fairfax Court	VA	Fairfax (Wash, D.C.)	Fee	100.0%		Acquired 2014	98.5%	249,488	Burlington Coat Factory, Pier 1, XSport Fitness
Fairfield Town Center	TX	Houston	Fee	100.0%		Built 2014	98.8%	364,469	Academy Sports, HEB(10), Marshalls, Party City

Property Name	State	City (Major Metropolitan Area)	Ownership Interest (Expiration if Lease)	Financial Interest (1)		Year Acquired or Built	Occupancy (%)(2)	Total Center SF	Anchors
Forest Plaza	IL	Rockford	Fee	100.0%		Built 1985	100.0%	433,816	Bed Bath & Beyond, Kohl's, Marshalls, Michaels, Office Max, Petco
Gaitway Plaza	FL	Ocala	Fee	96.0%	(6)	Acquired 2014	98.4%	196,812	Bed Bath & Beyond, Michael's, Office Depot, Ross Dress for Less, T.J. Maxx
Gateway Centers	TX	Austin	Fee	51.0%		Acquired 2004	98.1%	513,987	Best Buy, Crate & Barrel, Nordstrom Rack, Off 5th Saks 5th Ave, Regal Cinema, REI(10), Whole Foods, The Container Store, The Tile Shop
Greenwood Plus	IN	Greenwood (Indianapolis)	Fee	100.0%		Built 1979	100.0%	155,319	Best Buy, Kohl's
Henderson Square	PA	King of Prussia (Philadelphia)	Fee	100.0%		Acquired 2003	100.0%	107,371	Avalon Carpet & Tile Shop, Giant
Keystone Shoppes	IN	Indianapolis	Fee	100.0%		Acquired 1997	97.5%	36,457	N/A
Lake Plaza	IL	Waukegan (Chicago)	Fee	100.0%		Built 1986	97.6%	215,590	Home Owners Bargain Outlet
Lake View Plaza	IL	Orland Park (Chicago)	Fee	100.0%		Built 1986	97.7%	367,369	Arhaus, Best Buy, Bob's Discount Furniture, Golf Galaxy, Jo-Ann Fabrics, Petco, Tuesday Morning, Value City Furniture(10)
Lakeline Plaza	TX	Cedar Park (Austin)	Fee	100.0%		Built 1998	100.0%	386,229	Bed, Bath, & Beyond, Best Buy, Jumpstreet, Office Max, PetSmart, Ross Dress for Less, T.J. Maxx, Total Wine & More(10)
Lima Center	OH	Lima	Fee	100.0%		Acquired 1996	100.0%	233,878	Hobby Lobby(10), Jo-Ann Fabrics, Kohl's, T.J. Maxx
Lincoln Crossing	IL	O'Fallon (St. Louis)	Fee	100.0%		Built 1990	100.0%	303,526	Academy Sports, PetSmart, Walmart(10)
MacGregor Village	NC	Cary	Fee	100.0%		Acquired 2004	83.6%	139,520	Sports HQ
Mall of Georgia Crossing	GA	Buford (Atlanta)	Fee	100.0%		Built 1999	100.0%	440,774	Best Buy, Hobby Lobby, Nordstrom Rack, Staples, Target(10), T.J. Maxx 'n More
Markland Plaza	IN	Kokomo	Fee	100.0%		Built 1974	100.0%	90,527	Bed Bath & Beyond, Best Buy
Martinsville Plaza	VA	Martinsville	Ground Lease (2026)	100.0%		Built 1967	99.3%	102,105	Ollie's Bargain Outlet, Rose's
Matteson Plaza	IL	Matteson (Chicago)	Fee	100.0%		Built 1988	56.2%	273,836	Beauty Trends, Shoppers World
Muncie Towne Plaza	IN	Muncie	Fee	100.0%		Built 1998	86.1%	171,621	AMC Theatres(10), Kohl's, T.J. Maxx
North Ridge Shopping Center	NC	Raleigh	Fee	100.0%		Acquired 2004	97.8%	171,489	Ace Hardware, Harris-Teeter Grocery, O2 Fitness Club
Northwood Plaza	IN	Fort Wayne	Fee	100.0%		Built 1974	91.8%	204,956	Target(10)
Palms Crossing	TX	McAllen	Fee	51.0%		Built 2007	78.6%	389,618	Barnes & Noble, Bealls, Best Buy, DSW, Hobby Lobby
Plaza at Buckland Hills, The	CT	Manchester	Fee	100.0%		Acquired 2014	100.0%	321,328	Big Lots, Jo-Ann Fabrics, Michael's(10), PetSmart(10), Total Wine & More, Trader Joe's
Richardson Square	TX	Richardson (Dallas)	Fee	100.0%		Acquired 1996	100.0%	516,100	Lowe's Home Improvement(10), Ross Dress for Less, Sears(5)(10), Super Target(10)

Property Name	State	City (Major Metropolitan Area)	Ownership Interest (Expiration if Lease)	Financial Interest (1)		Year Acquired or Built	Occupancy (%)(2)	Total Center SF	Anchors
Rockaway Commons	NJ	Rockaway (New York)	Fee	100.0%		Acquired 1998	98.7%	238,970	Best Buy, Buy Buy Baby, Christmas Tree Shops, DSW, Michael's, Nordstrom Rack
Rockaway Town Plaza	NJ	Rockaway (New York)	Fee	100.0%		Built 2004	100.0%	306,436	Dick's Sporting Goods(10), PetSmart, Target(10)
Royal Eagle Plaza	FL	Coral Springs (Miami)	Fee	100.0%		Acquired 2014	83.6%	186,283	Hobby Lobby, Lucky's Market
Shops at Arbor Walk, The	TX	Austin	Ground Lease (2056)	51.0%		Built 2006	99.1%	309,064	DSW, Home Depot, Jo-Ann Fabrics, Marshalls, Sam Moon Trading Co., Spec's Wine, Spirits and Fine Foods
Shops at North East Mall, The	TX	Hurst (Dallas)	Fee	100.0%		Built 1999	100.0%	365,039	Barnes & Noble, Bed Bath & Beyond, Best Buy, DSW, Michaels, PetSmart, T.J. Maxx
St. Charles Towne Plaza	MD	Waldorf (Wash, D.C.)	Fee	100.0%		Built 1987	90.6%	391,325	Ashley Furniture, Big Lots, Citi Trends, Dollar Tree, K & G Menswear, Shoppers Food Warehouse, Value City Furniture(10)
Tippecanoe Plaza	IN	Lafayette	Fee	100.0%		Built 1974	100.0%	90,522	Barnes & Noble, Best Buy
University Center	IN	Mishawaka	Fee	100.0%		Acquired 1996	96.8%	150,441	Best Buy(10), Michael's, Ross Dress for Less
University Town Plaza	FL	Pensacola	Fee	100.0%		Redeveloped 2013	78.3%	565,538	Academy Sports, Burlington Coat Factory, JCPenney(10)
Village Park Plaza	IN	Carmel (Indianapolis)	Fee	100.0%		Acquired 2014	100.0%	517,948	Bed Bath & Beyond, Hobby Lobby, Kohl's, Marsh Supermarket(10), Regal Cinemas, Walmart Supercenter(10)
Washington Plaza	IN	Indianapolis	Fee	100.0%		Acquired 1996	90.0%	50,107	Jo-Ann Fabrics
West Ridge Plaza	KS	Topeka	Fee	100.0%	(9)	Built 1988	100.0%	253,086	Ashley HomeStore (10), Target(10), T.J. Maxx
West Town Corners	FL	Altamonte Springs (Orlando)	Fee	100.0%	(6)	Acquired 2014	91.7%	383,220	American Signature Furniture(10), PetSmart, T.J. Maxx, Walmart(10), Winn-Dixie Marketplace
Westland Park Plaza	FL	Orange Park (Jacksonville)	Fee	100.0%	(6)	Acquired 2014	86.7%	163,259	Beall's, Burlington Coat Factory, Guitar Center, L.A. Fitness
White Oaks Plaza	IL	Springfield	Fee	100.0%		Built 1986	98.8%	398,077	Big Lots, County Market(10), HomeGoods, Kohl's, T.J. Maxx
Whitehall Mall	PA	Whitehall	Fee	100.0%		Acquired 2014	99.5%	603,475	Bed Bath & Beyond, Buy Buy Baby, Gold's Gym, Kohl's, Michael's, Raymour & Flanigan Furniture, Sears
Wolf Ranch	TX	Georgetown (Austin)	Fee	100.0%		Built 2005	97.1%	632,246	Best Buy, DSW, Gold's Gym, Kohl's(10), Michael's, Office Depot, PetSmart, Ross Dress for Less, Target(10), T.J. Maxx
Total Open Air Portfolio Square Footage(3)								14,572,260
Total Portfolio Square Footage(3)								58,204,711

____________________________________________________________________

(1)	Direct and indirect interests in some joint venture properties are subject to preferences on distributions and/or capital allocation in favor of other partners.

(2)
Enclosed Retail Properties—Executed leases for all Company-owned GLA in enclosed retail property stores, excluding majors and anchors. Open Air Properties—Executed leases for all Company-owned retail GLA (or total center GLA).

(3)	Includes office space in the properties, including the following properties with more than 20,000 square feet of office space:
Clay Terrace—80,033 sq. ft.; Oak Court Mall—123,891 sq. ft.; Oklahoma City Properties—20,469 sq. ft.
Royal Eagle Plaza—25,207 sq. ft.; Pearlridge Center—182,796 sq. ft.; Scottsdale Quarter—297,473 sq. ft.

(4)	Indicates tenant has multiple locations at this property and one of these spaces is owned by others.

(5)	Indicates anchor has announced its intent to close this location in 2019.

(6)	Our interest does not reflect our legal ownership percentage due to capital preferences.

(7)	Includes the following properties: Classen Curve, Nichols Hills Plaza and The Triangle @ Classen Curve.

(8)	Sears store owned by Seritage Growth Properties.

(9)	Borrower is in default and thus in discussions with the loan servicer regarding the nonrecourse mortgage loan on this property.

(10)	Indicates anchor space is owned by others.

(11)	Indicates tenant has multiple locations at this property and both of these spaces are owned by others.

(12)
Borrower is in default. On August 24, 2018, we received notification that a receiver had been appointed to manage and lease the property. As we no longer manage or lease the property and we receive no economics from the property after the date the property was placed into receivership, it is excluded from our GLA and occupancy numbers presented.

Lease Expirations(1)
The following table summarizes lease expiration data for our properties as of December 31, 2018:

Year	Number of Leases Expiring	Square Feet	Average Base Minimum Rent Per Square Foot	Percentage of Gross Annual Rental Revenues(2)
Inline Stores and Freestanding
Month To Month Leases	180	348,564	$38.91	2.2%
2019	719	2,004,342	$28.68	9.1%
2020	796	2,621,941	$26.05	11.1%
2021	706	2,394,365	$25.65	10.2%
2022	569	2,011,600	$26.44	8.8%
2023	510	1,875,301	$27.40	8.5%
2024	294	1,193,210	$26.86	5.3%
2025	230	987,930	$27.89	4.6%
2026	226	1,199,799	$28.57	5.6%
2027	224	1,044,060	$28.04	4.7%
2028	149	645,998	$25.88	2.7%
2029 and Thereafter	58	476,411	$24.98	2.0%
Specialty Leasing Agreements w/ terms in excess of 11 months	703	1,665,257	$13.06	3.7%
Anchors
2019	18	1,484,687	$2.95	0.8%
2020	52	2,992,747	$6.67	3.4%
2021	46	2,523,234	$7.65	3.2%
2022	37	1,871,211	$7.93	2.4%
2023	48	2,278,701	$9.80	3.7%
2024	27	1,278,653	$8.72	1.9%
2025	20	960,667	$11.08	1.8%
2026	13	458,843	$11.47	0.8%
2027	15	783,498	$8.45	1.0%
2028	13	481,281	$13.42	1.1%
2029 and Thereafter	15	1,007,897	$9.10	1.4%
_______________________________________________________________________________

(1)
Does not consider the impact of renewal options that may be contained in leases and only considers Company-owned GLA managed at December 31, 2018. Accordingly, leases at Towne West Square are excluded as the property was placed into receivership during 2018.

(2)	Gross annual rental revenues represents 2018 consolidated and joint venture combined base rental revenue for the portfolio.

Mortgage Financing on Properties
The following table sets forth certain information regarding the mortgages and unsecured indebtedness encumbering our properties and the properties held in our joint venture arrangements, and our unsecured corporate debt as of December 31, 2018:
Summary of Mortgage and Other Indebtedness
As of December 31, 2018
(in thousands)

Property Name	Maturity Date (1)	Interest Rate	Principal Balance	Our Share of Principal Balance		F = Fixed V = Variable Floating
Consolidated Indebtedness:
Secured Indebtedness
Anderson Mall	12/1/2022	4.61%	$17,891	$17,891		F
Ashland Town Center	7/6/2021	4.90%	36,824	36,824		F
Brunswick Square	3/1/2024	4.80%	71,154	71,154		F
Canyon View Marketplace	11/6/2023	5.47%	5,215	5,215		F
Charlottesville Fashion Square	4/1/2024	4.54%	46,099	46,099		F
Concord Mills Marketplace	11/1/2023	4.82%	16,000	16,000		F
Cottonwood Mall	4/6/2024	4.82%	97,203	97,203		F
Dayton Mall	9/1/2022	4.57%	80,421	80,421		F
Forest Plaza	10/10/2019	7.50%	15,588	15,588		F
Grand Central Mall	7/6/2020	6.05%	39,598	39,598		F
Lakeline Plaza	10/10/2019	7.50%	14,604	14,604		F
Lincolnwood Town Center	4/1/2021	4.26%	48,662	48,662		F
Mall of Georgia Crossing	10/6/2022	4.28%	22,208	22,208		F
Muncie Mall	4/1/2021	4.19%	33,876	33,876		F
Muncie Towne Plaza	10/10/2019	7.50%	6,071	6,071		F
North Ridge Shopping Center	12/1/2022	3.41%	11,764	11,764		F
Oak Court Mall	4/1/2021	4.76%	36,998	36,998		F
Port Charlotte Town Center	11/1/2020	5.30%	42,196	42,196	(2)	F
Southgate Mall	9/27/2023	4.48%	35,000	35,000		F
Town Center at Aurora	4/1/2021	4.19%	52,250	52,250		F
Towne West Square	6/1/2021	5.61%	45,205	45,205	(3)	F
Weberstown Mall	6/8/2021	4.25%	65,000	65,000		V
West Ridge Mall	3/6/2024	7.84%	39,945	39,945	(3)	F
West Ridge Plaza	3/6/2024	7.84%	9,986	9,986	(3)	F
Westminster Mall	4/1/2024	4.65%	78,375	78,375		F
White Oaks Plaza	10/10/2019	7.50%	12,143	12,143		F
Unsecured Indebtedness
Credit Facility	12/30/2022	3.75%	290,000	290,000		V
5.950% Notes due 2024	8/15/2024	5.95%	750,000	750,000		F
3.850% Notes due 2020 ("Exchange Notes")	4/1/2020	3.85%	250,000	250,000		F
Term Loan (unhedged portion)	12/30/2022	3.95%	100,000	100,000		V
Term Loan (hedged portion)	12/30/2022	4.21%	250,000	250,000	(4)	F
December 2015 Term Loan	1/10/2023	3.51%	340,000	340,000	(4)	F
Total Indebtedness at Face Value	4.0 yrs.	4.75%	2,960,276	2,960,276

Property Name	Maturity Date (1)	Interest Rate	Principal Balance	Our Share of Principal Balance		F = Fixed V = Variable Floating

Premium on Fixed-Rate Indebtedness			5,764	5,764
Bond Discounts			(9,680)	(9,680)
Debt Issuance Costs, net			(18,883)	(18,883)
Total Consolidated Indebtedness	4.1 yrs.	4.79%	2,937,477	2,937,477
Unconsolidated Secured Indebtedness:
Arbor Hills	1/1/2026	4.27%	24,660	12,577		F
Arboretum, The	6/1/2027	4.13%	59,400	30,294		F
Gateway Centers	6/1/2027	4.03%	112,500	57,375		F
Mall at Johnson City, The	5/6/2020	6.76%	49,050	25,016		F
Oklahoma City Properties
Loan One	6/1/2027	3.90%	52,779	26,917		F
Loan Two	1/1/2023	5.00%	12,981	6,620		V
Palms Crossing	8/1/2021	5.49%	34,110	17,396		F
Pearlridge Center
Loan One	6/1/2025	3.53%	225,000	114,750		F
Loan Two	5/1/2025	4.07%	43,200	22,032		F
Polaris Fashion Place®
Loan One	3/1/2025	3.90%	225,000	114,750		F
Loan Two	3/1/2025	4.46%	15,500	7,905		F
Scottsdale Quarter®
Loan One	6/1/2025	3.53%	165,000	84,150		F
Loan Two	4/1/2027	4.36%	55,000	28,050		F
Seminole Towne Center	5/6/2021	5.97%	53,603	3,624	(2)	F
Shops at Arbor Walk, The	8/1/2021	5.49%	38,552	19,662		F
Town Center Crossing & Plaza
Loan One	2/1/2027	4.25%	33,647	17,160		F
Loan Two	2/1/2027	5.00%	67,978	34,669		F
Other joint venture mortgage debt	7/1/2032	4.70%	19,269	2,017		F
Total Indebtedness at Face Value	6.5 yrs.	4.15%	1,287,229	624,964
Premium on Fixed-Rate Indebtedness			10,534	5,372
Debt Issuance Costs, net			(4,962)	(2,451)
Total Unconsolidated Indebtedness	6.5 yrs.	4.13%	1,292,801	627,885
Total Mortgage and Other Indebtedness	4.5 yrs.	4.67%	$4,230,278	$3,565,362
_______________________________________________________________________________

(1)	Maturity date assumes full exercise of extension options.

(2)	Our share does not reflect our legal ownership percentage due to capital preferences.

(3)	Borrower is in default and thus in discussions with loan servicer regarding this nonrecourse mortgage loan.

(4)	Interest rate fixed via swap agreements as of December 31, 2018.
Note: Substantially all of the above mortgage and property related debt is nonrecourse to us.

The following table lists the 70 unencumbered properties in our portfolio as of December 31, 2018:
Unencumbered Properties
As of December 31, 2018

Financial Interest
Enclosed Retail Properties:
Bowie Town Center	100.0%
Boynton Beach Mall	100.0%
Chautauqua Mall	100.0%
Clay Terrace	100.0%
Edison Mall	100.0%
Great Lakes Mall	100.0%
Indian Mound Mall	100.0%
Irving Mall	100.0%
Jefferson Valley Mall	100.0%
Lima Mall	100.0%
Lindale Mall	100.0%
Longview Mall	100.0%
Malibu Lumber Yard(1)	51.0%
Mall at Fairfield Commons, The	100.0%
Maplewood Mall	100.0%
Markland Mall	100.0%
Melbourne Square	100.0%
Mesa Mall	100.0%
Morgantown Mall	100.0%
New Towne Mall	100.0%
Northtown Mall	100.0%
Northwoods Mall	100.0%
Orange Park Mall	100.0%
Outlet Collection® | Seattle, The	100.0%
Paddock Mall	100.0%
Rolling Oaks Mall	100.0%
Southern Hills Mall	100.0%
Southern Park Mall	100.0%
Sunland Park Mall	100.0%
Waterford Lakes Town Center	100.0%
WestShore Plaza	100.0%

Open Air Properties:
Bloomingdale Court	100.0%
Bowie Town Center Strip	100.0%
Charles Towne Square	100.0%
Chesapeake Center	100.0%
Countryside Plaza	100.0%
Dare Centre	100.0%
DeKalb Plaza	100.0%
Empire East	100.0%
Fairfax Court	100.0%
Fairfield Town Center	100.0%

Financial Interest
Gaitway Plaza(2)	96.0%
Greenwood Plus	100.0%
Henderson Square	100.0%
Keystone Shoppes	100.0%
Lake Plaza	100.0%
Lake View Plaza	100.0%
Lima Center	100.0%
Lincoln Crossing	100.0%
MacGregor Village	100.0%
Markland Plaza	100.0%
Martinsville Plaza	100.0%
Matteson Plaza	100.0%
Northwood Plaza	100.0%
Plaza at Buckland Hills, The	100.0%
Richardson Square	100.0%
Rockaway Commons	100.0%
Rockaway Town Plaza	100.0%
Royal Eagle Plaza	100.0%
Shops at North East Mall, The	100.0%
St. Charles Towne Plaza	100.0%
Tippecanoe Plaza	100.0%
University Center	100.0%
University Town Plaza	100.0%
Village Park Plaza	100.0%
Washington Plaza	100.0%
West Town Corners(2)	100.0%
Westland Park Plaza(2)	100.0%
Whitehall Mall	100.0%
Wolf Ranch	100.0%
_______________________________________________________________________________

(1)	This property is part of the O'Connor Joint Venture II, as discussed in Part II, Item 7 and Note 5 of the Notes to the Consolidated Financial Statements presented in Part IV, Item 15.

(2)	We receive substantially all the economic benefit of the property due to a capital preference.

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
Part II
Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
WPG Inc.
Market Information
WPG Inc.'s common shares are traded on the NYSE under the symbol "WPG." The following table sets forth, for the periods indicated, the dividends declared per common share:

	Distribution Declared Per Common Share
	2018	2017
1st Quarter	$0.25	$0.25
2nd Quarter	$0.25	$0.25
3rd Quarter	$0.25	$0.25
4th Quarter	$0.25	$0.25
Stockholder Information
As of February 20, 2019, there were 1,339 holders of record of WPG Inc.'s common shares.
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
Common share/unit distributions paid during each of 2018 and 2017 aggregated $1.00 per share/unit.
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

WPG L.P.
Market Information
There is no established public trading market for WPG L.P.'s units, including the preferred units, the transfers of which are restricted by the terms of WPG L.P.'s limited partnership agreement. The following table sets forth, for the periods indicated, WPG L.P.'s distributions declared per common unit:

	Distribution Declared Per Common Unit
	2018	2017
1st Quarter	$0.25	$0.25
2nd Quarter	$0.25	$0.25
3rd Quarter	$0.25	$0.25
4th Quarter	$0.25	$0.25
Unitholder Information
As of February 20, 2019, there were 237 holders of record of WPG L.P.'s common units.
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

	For the Year Ended December 31,
	2018	2017	2016	2015	2014
Operating Data:
Total revenue	$723,305	$758,122	$843,475	$921,356	$660,978
Depreciation and amortization	(257,796)	(258,740)	(281,150)	(332,469)	(197,890)
Spin-off, merger and transaction costs	—	—	(29,607)	(31,653)	(47,746)
Other operating expenses	(289,873)	(287,651)	(325,846)	(375,520)	(238,205)
Impairment loss	—	(66,925)	(21,879)	(147,979)	—
Interest expense, net	(141,987)	(126,541)	(136,225)	(139,923)	(82,428)
Income and other taxes	(1,532)	(3,417)	(2,232)	(849)	(1,215)
Income (loss) from unconsolidated entities	541	1,395	(1,745)	(1,247)	973
Gain on extinguishment of debt, net	51,395	90,579	34,612	—	—
Gain (loss) upon acquisition of controlling interests and on sale of interests in properties, net	24,602	124,771	(1,987)	4,162	110,988
Net income (loss)	$108,655	$231,593	$77,416	$(104,122)	$205,455
WPG Inc.:
Net income (loss)	$108,655	$231,593	$77,416	$(104,122)	$205,455
Net (income) loss attributable to noncontrolling interests	(15,051)	(34,530)	(10,285)	18,825	(35,426)
Preferred share dividends	(14,032)	(14,032)	(14,032)	(15,989)	—
Net income (loss) attributable to common shareholders	$79,572	$183,031	$53,099	$(101,286)	$170,029
Earnings (loss) per common share, basic and diluted	$0.42	$0.98	$0.29	$(0.55)	$1.10
WPG L.P.:
Net income (loss)	$108,655	$231,593	$77,416	$(104,122)	$205,455
Net income attributable to noncontrolling interests	(76)	(68)	(11)	(286)	—
Preferred unit distributions	(14,272)	(14,272)	(14,272)	(16,218)	—
Net income (loss) attributable to common unitholders	$94,307	$217,253	$63,133	$(120,626)	$205,455
Earnings (loss) per common unit, basic and diluted	$0.42	$0.98	$0.29	$(0.55)	$1.10
Cash Flow Data: (1)
Operating activities	$287,245	$324,631	$288,987	$310,882	$279,417
Investing activities	$(179,828)	$93,850	$(124,485)	$(689,932)	$(225,271)
Financing activities	$(116,534)	$(436,793)	$(231,148)	$403,102	$39,703
Other Financial Data:
FFO(2)	$386,819	$452,128	$398,091	$375,271	$295,051
Distributions per common share/unit(3)	$1.00	$1.00	$1.00	$1.00	$0.50

	As of December 31,
	2018	2017	2016	2015 (4)	2014
Balance Sheet Data:
Cash and cash equivalents	$42,542	$52,019	$59,353	$116,253	$108,768
Total assets	$4,361,288	$4,451,407	$5,107,466	$5,459,609	$3,528,003
Mortgages and other debt	$2,937,477	$2,897,609	$3,506,404	$3,648,601	$2,348,864
Redeemable noncontrolling interests	$3,265	$3,265	$10,660	$6,132	$—
Cumulative redeemable preferred stock	$202,576	$202,576	$202,576	$202,576	$—
Total equity	$1,148,271	$1,267,122	$1,262,811	$1,407,373	$958,041

(1)
In 2018, we adopted accounting guidance which requires that the statement of cash flows explain the change during the reporting period in the total of cash, cash equivalents and restricted cash or restricted cash equivalents. This resulted in the reclassification of restricted cash within the statement of cash flows for all periods presented.

(2)
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

(3)	Distributions per common share/unit are only applicable for periods after our separation from SPG on May 28, 2014 when we first issued common shares and units as a separate stand-alone entity.

(4)
As a result of the Merger which closed on January 15, 2015 (net of the impact of the O'Connor Joint Venture I transaction which closed on June 1, 2015), our assets, liabilities and equity as of December 31, 2015 increased significantly over our assets, liabilities and equity as of December 31, 2014.

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
Overview—Basis of Presentation
WPG Inc. is an Indiana corporation that operates as a self‑administered and self‑managed REIT, under the Code. WPG Inc. will generally qualify as a REIT for U.S. federal income tax purposes as long as it continues to distribute at least 90% of its REIT taxable income, exclusive of net capital gains, and satisfy certain other requirements. WPG Inc. will generally be allowed a deduction against its U.S. federal income tax liability for dividends paid by it to REIT shareholders, thereby reducing or eliminating any corporate level taxation to WPG Inc. WPG L.P. is WPG Inc.'s majority‑owned limited partnership subsidiary that owns, develops and manages, through its affiliates, all of WPG Inc.'s real estate properties and other assets. WPG Inc. is the sole general partner of WPG L.P. On May 28, 2014, WPG separated from SPG through the distribution of 100% of the outstanding units of WPG L.P. to the owners of SPG L.P. and 100% of the outstanding shares of WPG Inc. to the SPG common shareholders in a tax-free distribution. Prior to the separation, WPG Inc. and WPG L.P. were wholly owned subsidiaries of the SPG Businesses. On January 15, 2015, the Company acquired Glimcher Realty Trust in a stock and cash transaction valued at approximately $4.2 billion, including the assumption of debt. As of December 31, 2018, our assets consisted of material interests in 108 shopping centers in the United States, consisting of open air properties and enclosed retail properties, comprised of approximately 58 million square feet of managed GLA.
The consolidated financial statements are prepared in accordance with U.S. GAAP. The consolidated balance sheets as of December 31, 2018 and December 31, 2017 include the accounts of WPG Inc. and WPG L.P., as well as their wholly-owned subsidiaries. The consolidated statements of operations include the consolidated accounts of the Company. All intercompany transactions have been eliminated in consolidation.
Leadership Changes and Severance Impacting Financial Results
2019 Activity
On February 5, 2019, the Company’s Executive Vice President, Head of Open Air Centers, was terminated without cause from his position and received severance payments and other benefits pursuant to the terms and conditions of his employment agreement. In addition, the Company terminated, without cause, additional non-executive personnel in the Property Management department as part of an effort to reduce overhead costs. The Company expects to record aggregate severance charges of approximately $1.9 million, including $0.1 million of non-cash stock compensation in the form of accelerated vesting of equity incentive awards.
2018 Activity
On May 7, 2018, the Company's Executive Vice President, Property Management was terminated without cause from his position and received severance payments and other benefits pursuant to the terms and conditions of his employment agreement. In addition, the Company terminated without cause additional non-executive personnel in the Property Management department. In connection with and as part of the aforementioned management and personnel changes, the Company recorded aggregate severance charges of $2.0 million, including $0.5 million of non-cash stock compensation in the form of accelerated vesting of equity incentive awards, which costs are included in general and administrative expense in the consolidated statements of operations and comprehensive income for the year ended December 31, 2018.
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

The Facility
On January 22, 2018, WPG L.P. amended and restated $1.0 billion of the existing unsecured revolving credit facility, or "Revolver" and unsecured term loan, or "Term Loan" (collectively known as the "Facility"). The recasted Facility can be increased to $1.5 billion through currently uncommitted Facility commitments. Excluding the accordion feature, the recasted Facility includes a $650.0 million Revolver and $350.0 million Term Loan. The interest rates for the Revolver and Term Loan remained substantially consistent with the previous terms. When considering extension options, the recasted Facility will mature on December 30, 2022. The $350.0 million Term Loan was fully funded at closing, and the Company used the proceeds to repay the $270.0 million outstanding on the June 2015 Term Loan and to pay down the Revolver.
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
Sears Parcel Acquisitions
On April 11, 2018, we acquired, through a sale-leaseback transaction, four Sears department stores and adjacent Sears Auto Centers at Longview Mall, located in Longview, Texas; Polaris Fashion Place®, located in Columbus, Ohio; Southern Hills Mall, located in Sioux City, Iowa; and Town Center at Aurora, located in Aurora, Colorado. The purchase price was approximately $28.5 million and was funded by a combination of $13.4 million from our Facility, $9.7 million from the first tranche of the Four Corners transaction, as discussed in "Overview - Basis of Presentation - Outparcel Sale," and $5.4 million from our joint venture partner related to their pro-rata share of the joint venture that owns Polaris Fashion Place®. We have control of these stores for future redevelopment and Sears, depending on the outcome of their bankruptcy proceedings, will continue to operate under new leases, providing aggregate minimum rent under these leases of approximately $1.25 million per annum. In addition, under the terms of these leases, Sears is responsible for paying common area maintenance charges, taxes, insurance and utilities while they operate the stores. Other than the store at Town Center at Aurora, Sears has announced plans to close the remaining three stores in the first quarter of 2019.
Sears Bankruptcy
On October 15, 2018, Sears Holdings filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code and announced additional store closings. As of December 31, 2018, we had 35 Sears stores totaling approximately 4.9 million square feet of GLA within the portfolio of properties we manage, which were responsible for approximately 0.8% of our total annualized base minimum rents. We own 17 of the stores, Sears owns eight stores and third parties (including Seritage Growth Properties) own 10 stores. Sears has announced plans to close a number of stores during the first quarter of 2019. Additionally, Sears has entered into an asset purchase agreement which was approved by the Bankruptcy Court for the Southern District of New York (the “Court”) on February 8, 2019. Certain of our leases may be assumed and assigned as part of the asset purchase transaction, while other stores may be closed as part of Sears’ ongoing store closings.  After the announced closures, we expect to have 10 Sears stores operating in our portfolio, subject to the outcome of the ongoing proceedings. In addition to the risk of lost base minimum rent from Sears, co-tenancy clauses in leases for in-line retailers may trigger as a result of Sears store closures, and losses could be significant. We considered the impact of the bankruptcy announcement in our evaluation of impairment, including announced closures, noting no impairment charges were warranted as of December 31, 2018. We are in various stages of redevelopment for many of these stores (see details under "Development Activity").
Outparcel Sale
During the year ended December 31, 2018, we completed the sale of various tranches of restaurant outparcels to FCPT Acquisitions, LLC ("Four Corners") pursuant to the purchase and sale agreement executed on September 20, 2017 between the Company and Four Corners.

The following table summarizes the key terms of each tranche (dollars in thousands):

Tranche	Sales Date	Parcels Sold	Purchase Price	Sales Proceeds
Tranche 1	January 12, 2018	10	$13,692	$13,506
Tranche 2	June 29, 2018	5	9,503	9,423
Tranche 3	July 27, 2018	2	4,607	4,530
Tranche 4	October 31, 2018	2	1,718	1,714
Tranche 5	November 16, 2018	1	3,195	3,166
		20	$32,715	$32,339
The Company used the proceeds to fund a portion of the acquisition of the Sears parcels on April 11, 2018 as discussed above, to reduce corporate debt, and to fund ongoing redevelopment efforts. On January 18, 2019, we completed the sixth tranche of restaurant outparcels. This tranche consisted of eight restaurant outparcels. Additionally on February 11, 2019, we closed on the sale of one additional restaurant outparcel. The allocated purchase price was approximately $12.2 million, and the net proceeds of approximately $12.1 million were used to fund ongoing redevelopment efforts and for general corporate purposes. The Company expects to close on the remaining 15 outparcels for approximately $25.3 million during the first half of 2019, subject to due diligence and closing conditions.
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

On April 11, 2018, the O'Connor Joint Venture I closed on the acquisition of the Sears department store located at Polaris Fashion Place® in connection with our acquisition of additional Sears department stores (see details under "Overview - Basis of Presentation - Sears Parcel Acquisitions").
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

Under the terms of the joint venture agreement, we retained a non-controlling 51% interest in the O'Connor Joint Venture II and sold the remaining 49% to O'Connor. The transaction generated net proceeds to the Company of approximately $138.9 million, after taking into consideration costs associated with the transaction and the assumption of debt (including the new mortgage loans on The Arboretum, Gateway Centers, and Oklahoma City Properties which closed prior to the joint venture transaction; see "Financing & Debt" below for net proceeds to the Company from the new mortgage loans), which we used to reduce the Company's debt as well as for general corporate purposes. At the time of closing, we deconsolidated the properties included in the O'Connor Joint Venture II and recorded a gain in connection with this partial sale of $126.1 million, which is included in gain (loss) on disposition of interests in properties, net in the consolidated statements of operations and comprehensive income. The gain was recorded pursuant to ASC 360-20 and calculated based upon proceeds received, less 49% of the book value of the deconsolidated net assets. Our retained 51% non-controlling equity method interest was valued at historical cost based upon the pro rata book value of the retained interest in the net assets. We retain management and leasing responsibilities for the properties included in the O'Connor Joint Venture II. In connection with the formation of this joint venture, we recorded transaction costs of approximately $6.4 million as part of our basis in this investment.
Impairment
During the fourth quarter of 2017, a major anchor tenant of Rushmore Mall, located in Rapid City, South Dakota, informed us of their intention to close their store at the property. The impending closure was deemed a triggering event and, therefore, we evaluated this property in conjunction with our quarterly impairment review and preparation of our financial statements for the year ended December 31, 2017. We compared the estimated fair value of $37.5 million to the related carrying value of $75.0 million, which resulted in the recording of an impairment charge of approximately $37.5 million in the consolidated statements of operations and comprehensive income for the year ended December 31, 2017.
On October 4, 2017, the Company entered into a purchase and sale agreement to sell Colonial Park Mall, located in Harrisburg, Pennsylvania, to an unaffiliated private real estate investor, which was sold on November 3, 2017. During the third quarter of 2017, we shortened the hold period used in assessing impairment for this asset, which resulted in the carrying value not being recoverable from the expected cash flows. We compared the fair value measurement of the property to its relative carrying value, which resulted in the recording of an impairment charge of approximately $20.9 million in the consolidated statements of operations and comprehensive income for the year ended December 31, 2017.
During the first quarter of 2017, the Company entered into a purchase and sale agreement to dispose of Morgantown Commons, located in Morgantown, West Virginia, which was sold in the second quarter of 2017. We shortened the hold period used in assessing impairment for the asset during the quarter ended March 31, 2017, which resulted in the carrying value not being recoverable from the expected cash flows. The purchase offer represented the best available evidence of fair value for this property. We compared the fair value to the carrying value, which resulted in the recording of an impairment charge of approximately $8.5 million in the consolidated statements of operations and comprehensive income for the year ended December 31, 2017.
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
Hurricane Harvey and Hurricane Irma
During the third quarter of 2017, Hurricane Harvey and Hurricane Irma made landfall in Houston, Texas and Southern Florida, respectively. The Company had 15 assets experience damage attributed to the hurricanes, but no asset sustained catastrophic damage nor was there any loss of life. Further, no asset experienced a significant loss of business or functionality. The Company recognized approximately $900,000 of expense attributed to the damage, repairs and asset write-offs, which was below insurance deductible thresholds.
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

Additionally, we feel there are opportunities to enhance our portfolio and balance sheet through active portfolio management. We believe that there are opportunities for us to acquire additional shopping centers that match our investment and strategic criteria. We invest in real estate properties to maximize total financial return which includes both operating cash flows and capital appreciation. We also seek to dispose of or contribute to a joint venture assets that no longer meet our strategic criteria. These dispositions will be a combination of asset sales and transitions of over-levered properties to lenders or special servicers.
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
Portfolio Data
The portfolio data discussed in this overview includes key operating statistics for the Company including ending occupancy, average base minimum rent per square foot and comparable NOI for the core properties owned at December 31, 2018. Towne West Square, located in Wichita, Kansas, and West Ridge Mall, located in Topeka, Kansas were identified as noncore properties.
Core business fundamentals in the overall portfolio during 2018 were generally stable compared to 2017. Ending occupancy for the core portfolio was 93.9% as of December 31, 2018, as compared to 93.5% as of December 31, 2017. Average base minimum rent per square foot for the core portfolio decreased by 0.5% when comparing December 31, 2018 to December 31, 2017. Comparable NOI decreased 3.0% for the core portfolio when comparing calendar year 2018 to 2017. Our core enclosed retail properties had a decrease in comparable NOI of 3.5%, which was driven primarily by the impact of 2018 department store bankruptcies filed and related co-tenancy impact. The core open air properties had a comparable NOI decrease of 1.7% in 2018 when compared to 2017, primarily related to the Toys R Us bankruptcy and lower CAM capital spending in 2018.
The following table sets forth key operating statistics for the combined portfolio of core properties or interests in properties:

	December 31, 2018	% Change	December 31, 2017	% Change	December 31, 2016
Ending occupancy (1)	93.9%	0.4%	93.5%	(1.0)%	94.5%
Average base minimum rent per square foot (2)	$21.86	(0.5)%	$21.96	0.5%	$21.86

(1)
Ending occupancy is the percentage of GLA which is leased as of the last day of the reporting period. We include all Company-owned space except for anchors, majors, office and outlots at our enclosed retail properties in the calculation of ending occupancy. Open air property GLA included in the calculation relates to all Company-owned space other than office space.

(2)	Average base minimum rent per square foot is the average base minimum rent charge in effect for the reporting period for all tenants that would qualify to be included in ending occupancy.
Current Leasing Activities
During the year ended December 31, 2018, we signed new leases and renewal leases with terms in excess of a year (excluding enclosed retail property anchors, majors, offices and in-line spaces in excess of 10,000 square feet) across the core portfolio, comprising approximately 2,188,100 square feet. The average annual initial base minimum rent for new leases was $23.82 per square foot ("psf") and for renewed leases was $26.87 psf. For these leases, the average for tenant allowances was $31.54 psf for new leases and $5.23 psf for renewals. During the year ended December 31, 2017, we signed new leases and renewal leases with terms in excess of a year (excluding enclosed retail property anchors, majors, offices and in-line spaces in excess of 10,000 square feet) across the comparable core portfolio, comprising approximately 2,497,800 square feet. The average annual initial base minimum rent for new leases was $24.78 psf and for renewed leases was $25.26 psf. For these leases, the average for tenant allowances was $36.05 psf for new leases and $3.40 psf for renewals.
Portfolio Summary
We have provided some of our key operating metrics for our core enclosed retail property portfolio in different tiers. The purpose of the disclosure is to provide some distinction between the characteristics of the core enclosed retail properties. Tier 1 enclosed retail properties generally have higher occupancy, sales productivity and growth profiles, while Tier 2 enclosed retail properties are viable enclosed retail properties with lower productivity and modest growth profiles.

The table below provides some of our key metrics for the core enclosed retail property tiers as well as some key metrics for our open air property portfolio:

	Property Count	Leased Occupancy %[1]		Store Sales Per Square Foot for 12 Months Ended[1]		Store Occupancy Cost %[1]		% of Total Comp NOI for 12 Months Ended[1]

		12/31/18	12/31/17	12/31/18	12/31/17	12/31/18	12/31/17	12/31/18
Open Air Properties	51	95.6%	95.8%					25.4%

Tier 1 Enclosed retail properties	41	94.2%	93.3%	$399	$393	11.7%	12.3%	64.2%
Tier 2- Enclosed retail properties	14	87.7%	87.7%	$286	$284	13.6%	14.0%	10.4%
Core Enclosed Retail Properties Subtotal	55	92.8%	92.0%	$377	$371	12.0%	12.6%	74.6%

Total Core Portfolio	106	93.9%	93.5%					100.0%
1Metrics only include properties owned as of December 31, 2018.
Enclosed Retail Property Tiers
The following table categorizes the enclosed retail properties into the respective tiers as of December 31, 2018:

Tier 1		Tier 2	NonCore
Arbor Hills	Morgantown Mall	Anderson Mall	Towne West Square
Arboretum, The	Northtown Mall	Boynton Beach Mall	West Ridge Mall
Ashland Town Center	Northwoods Mall	Charlottesville Fashion Square(2)
Bowie Town Center	Oklahoma City Properties	Chautauqua Mall
Brunswick Square	Orange Park Mall	Indian Mound Mall
Clay Terrace	Paddock Mall	Lima Mall
Cottonwood Mall	Pearlridge Center	Lincolnwood Town Center(1)
Dayton Mall	Polaris Fashion Place	Maplewood Mall
Edison Mall	Port Charlotte Town Center	Muncie Mall(2)
Grand Central Mall	Scottsdale Quarter	New Towne Mall
Great Lakes Mall	Southern Hills Mall	Oak Court Mall
Irving Mall	Southern Park Mall	Rolling Oaks Mall
Jefferson Valley Mall	Southgate Mall	Seminole Towne Center(2)
Lindale Mall	The Outlet Collection | Seattle	Sunland Park Mall
Longview Mall	Town Center at Aurora
Malibu Lumber Yard	Town Center Crossing & Plaza
Mall at Fairfield Commons, The	Waterford Lakes Town Center
Mall at Johnson City, The	Weberstown Mall
Markland Mall	Westminster Mall
Melbourne Square	WestShore Plaza
Mesa Mall
1Property has been identified to change tiers in 2019.
2Reclassified as noncore properties in 2019.
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

•
To maintain its status as a REIT, WPG Inc. must distribute at least 90% of its REIT taxable income, exclusive of net capital gains in any given year and meet certain asset and income tests. We monitor our business and transactions that may potentially impact WPG Inc.'s REIT status. In the unlikely event that WPG Inc. fails to maintain REIT status, and available relief provisions do not apply, then it would be required to pay federal income taxes at regular corporate income tax rates during the period it did not qualify as a REIT. If WPG Inc. lost its REIT status, it could not elect to be taxed as a REIT for four years unless its failure was due to reasonable cause and certain other conditions were met. As a result, failing to maintain REIT status would result in a significant increase in the income tax expense recorded and paid during those periods.

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
On January 1, 2018, we adopted ASU 2016-15, "Statement of Cash Flows (Topic 230)" and ASU 2016-18 "Restricted Cash" using a retrospective transition approach, which changed our statements of cash flows and related disclosures for all periods presented. ASU 2016-15 is intended to reduce diversity in practice with respect to how certain transactions are classified in the statement of cash flows and its adoption had no impact on our financial statements. ASU 2016-18 requires that a statement of cash flows explain the change during the period in total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. For the year ended December 31, 2017, restricted cash related to cash flows provided by operating activities of $2.9 million, restricted cash related to cash flows used in investing activities of $6.4 million, and restricted cash related to cash flows used in financing activities of $1.7 million were reclassified. For the year ended December 31, 2016, restricted cash related to cash flows provided by operating activities of $0.8 million, restricted cash related to cash flows used in investing activities of $1.5 million, and restricted cash related to cash flows used in financing activities of $10.4 million were reclassified. Restricted cash primarily relates to cash held in escrow for payment of real estate taxes and property reserves for maintenance, expansion or leasehold improvements as required by our mortgage loans. Restricted cash is included in "Deferred costs and other assets" in the consolidated balance sheets as of December 31, 2018 and December 31, 2017.
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
In July 2018, the FASB approved an amendment that provides an entity the optional transition method to initially account for the impact of the adoption ASU 2016-02 with a cumulative adjustment to retained earnings on January 1, 2019 (the effective date of the ASU), rather than January 1, 2017, which would eliminate the need to restate amounts presented prior to January 1, 2019. We will utilize this optional transition method. From a lessee perspective, the Company currently has four material ground leases, two material office leases, and one material garage lease that, under the new guidance, will result in the recognition of a lease liability and corresponding right-of-use asset. As of December 31, 2018, undiscounted future minimum lease payments due under these leases total approximately $31.1 million with termination dates which range from 2023 to 2076 and we expect the recognized lease liability and corresponding right-of-use asset to not exceed $20.0 million upon adoption.
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

However, the FASB's amendment to ASU 2016-02 referred to above allows lessors to elect, as a practical expedient, not to allocate the total consideration to lease and non-lease components based on their relative standalone selling prices. This practical expedient allows lessors to elect a combined single lease component presentation if (i) the timing and pattern of the revenue recognition of the combined single lease component is the same, and (ii) the combined single component would be classified as an operating lease. We believe we meet the criteria to use this practical expedient and we plan to elect this practical expedient upon the effective date. In addition, ASU 2016-02 limits the capitalization of leasing costs to initial direct costs, which will likely result in a reduction to our capitalized leasing costs and an increase to general and administrative expenses, though the amount of such changes is highly dependent upon the leasing compensation structures in place at the time of adoption. For the years ended December 31, 2018 and 2017, the Company deferred $17.7 million and $16.9 million of internal leasing costs, respectively. From a lessor perspective, other than the reduction to capitalized leasing costs and increase to general and administrative expenses related to internal leasing costs based on the Company’s current leasing compensation structure, which is not expected to change significantly upon adoption of ASU 2016-02, we do not expect the adoption of ASU 2016-02 to have a material impact to the Company’s consolidated financial statements.
In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurements (ASC 820): Disclosure Framework- Changes to the Disclosure Requirements for Fair Value Measurements." ASU 2018-13 eliminates certain disclosures, modifies certain disclosures, and adds additional disclosures. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the impact this ASU will have on our financial statements and related disclosures.
Results of Operations
The following acquisitions and dispositions affected our results in the comparative periods:
•On November 16, 2018, we completed the sale of the fifth tranche of restaurant outparcels with Four Corners.
•On October 31, 2018, we completed the sale of the fourth tranche of restaurant outparcels with Four Corners.
•On October 23, 2018, we transitioned Rushmore Mall to the lender.
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
•On November 10, 2016, we completed the sale of Richmond Town Square.
•On August 19, 2016, we completed the sale of Knoxville Center, located in Knoxville, Tennessee.

•On June 9, 2016, we transitioned Merritt Square Mall, located in Merritt Island, Florida, to the lender.
•On April 28, 2016, we transitioned Chesapeake Square, located in Chesapeake, Virginia, to the lender.
•On January 29, 2016, we completed the sale of Forest Mall, located in Fond Du Lac, Wisconsin and Northlake Mall, located in Atlanta, Georgia.
Year Ended December 31, 2018 vs. Year Ended December 31, 2017
For purposes of the following comparisons, the transactions listed above that occurred in the periods under comparison (excluding the properties included in the O'Connor Joint Venture II and the discounted payoffs of Mesa Mall and Southern Hills Mall, which are referred to as their respective capitalized terms) are referred to as the "Property Transactions," and "comparable properties" refers to the remaining properties we owned and operated throughout both years in the year-to-year comparisons.
Minimum rents decreased $24.2 million primarily due to a $13.8 million decrease related to the O'Connor Joint Venture II properties, a $6.3 million decrease related to the Property Transactions and a $4.1 million decrease attributable to the comparable properties, primarily attributable to a reduction in base minimum rents as a result of anchor tenant bankruptcies and related co-tenancy claims. Tenant reimbursements decreased $17.0 million primarily due to a $9.2 million decrease attributable to the comparable properties, primarily due to lower real estate tax revenue and a reduction in common-area maintenance and capital expense reimbursements as a result of tenants converting to gross deals, as well as amendments that modified certain charges in leases of national retailers that filed bankruptcy in the first half of 2018 and throughout 2017, a $5.2 million decrease related to the O'Connor Joint Venture II properties, and a $2.6 million decrease attributable to the Property Transactions. Other income increased $6.2 million, primarily attributable to receipt of $4.7 million of franchise tax proceeds received, a $1.6 million increase in management, leasing and development fee income from the unconsolidated joint ventures to which we provide such services, a $1.1 million increase from lease settlements that occurred in 2018 at the comparable properties, and a $0.4 million increase in ancillary income from the comparable properties, offset by a $1.3 million decrease attributable to the O'Connor Joint Venture II properties, and a $0.3 million decrease attributable to the Property Transactions.
Property operating expenses increased $1.9 million, primarily due to an increase of $8.1 million attributable to the comparable properties, primarily driven by snow removal costs, property and liability insurance costs, on-site security costs, trash removal costs, utility costs, operational repairs and maintenance, and employee benefits, offset by a $3.3 million decrease attributable to the Property Transactions and a $2.9 million decrease attributable to the O'Connor Joint Venture II properties. Depreciation and amortization decreased $0.9 million, primarily due to a $6.9 million decrease attributable to the O'Connor Joint Venture II properties and a $4.0 million decrease attributable to the Property Transactions, offset by a $10.0 million increase attributable to the comparable properties, which was primarily attributable to accelerated depreciation of certain tenant related improvements and intangibles in addition to development assets placed into service. Real estate taxes decreased $3.0 million, primarily due to a $3.4 million decrease attributable to the O'Connor Joint Venture II properties, offset by a $0.2 million increase attributable to the Property Transactions and a $0.2 million increase attributable to the comparable properties. Provision for credit losses increased $0.8 million, primarily attributable to tenant bankruptcies during 2018. General and administrative expenses increased $4.2 million, primarily attributable to $2.0 million of severance costs, as discussed in "Overview - Basis of Presentation' and $2.2 million primarily attributable to professional fees, office rent, amortization of stock-based compensation and travel costs. Ground rent decreased $1.6 million primarily attributable to the O'Connor Joint Venture II properties. The $66.9 million impairment loss recorded in 2017 related to the write down of Rushmore Mall, Colonial Park Mall and Morgantown Commons, as described in further detail under "Impairment." No impairment charges were recorded in 2018.
Interest expense, net, increased $15.4 million, of which $26.8 million was attributable to corporate debt activity primarily related to the August 2017 bond offering and amortization of deferred financing fees related to the January 2018 Facility recast and $0.1 million related to default interest on properties transitioned, or to be transitioned, to lenders. Offsetting these increases were decreases of $8.3 million attributable to the payoffs of the mortgage loans secured by Mesa Mall, WestShore Plaza, Southern Hills Mall, Henderson Square, The Outlet Collection® | Seattle, located in Auburn, Washington, and Whitehall Mall, located in Whitehall, Pennsylvania, $1.8 million attributable to the O'Connor Joint Venture II Properties, $1.0 million related to the Property Transactions, and $0.4 million attributable to the comparable properties.
Gain (loss) on disposition of interests in properties, net for 2018 is primarily attributable to the outparcel sales to Four Corners. The 2017 net gain was attributed to sales of Morgantown Commons, a vacant anchor parcel at Indian Mound Mall, the O'Connor Joint Venture II transactions, Gulf View Square, River Oaks Center, and Virginia Center Commons.
Gain on extinguishment of debt, net recognized in the 2018 period consisted of the $51.4 million gain related to the transition of the $94.0 million mortgage loan secured by Rushmore Mall. The gain on extinguishment of debt, net recognized in the 2017 period consisted of the $90.6 million gain related to the discounted payoff of the $99.7 million mortgage loan secured by Southern Hills Mall, transitioning of the $40.0 million mortgage loan secured by Valle Vista Mall to the lender, and the discounted payoff of the $87.3 million mortgage loan secured by Mesa Mall.

Income and other taxes decreased $1.9 million, which was primarily attributable to a nonrecurring state use tax that was incurred in 2017.
For WPG Inc., net income attributable to noncontrolling interests primarily relates to the allocation of income to third parties based on their respective weighted average ownership interest in WPG L.P., which percentage remained consistent over the periods.
Year Ended December 31, 2017 vs. Year Ended December 31, 2016
For purposes of the following comparisons, the transactions listed above that occurred in the periods under comparison (excluding the properties included in the O'Connor Joint Venture II and the discounted payoffs of Mesa Mall and Southern Hills Mall, which are referred to as their respective capitalized terms) are referred to as the "Property Transactions," and "comparable properties" refers to the remaining properties we owned and operated throughout both years in the year-to-year comparisons.
Minimum rents decreased $56.4 million, primarily due to a $33.3 million decrease related to the Property Transactions and $23.6 million decrease related to the O'Connor Joint Venture II properties offset by a $0.5 million increase attributable to the comparable properties. Overage rents decreased $3.8 million primarily due to a $1.0 million decrease related to the Property Transactions, $1.3 million decrease related to the O'Connor Joint Venture II properties, and a $1.5 million decrease attributable to the comparable properties. Tenant reimbursements decreased $28.2 million due to a $12.1 million decrease attributable to the Property Transactions, $8.0 million decrease related to the O'Connor Joint Venture II properties, and an $8.1 million decrease attributable to the comparable properties, primarily due to rent restructuring in leases for national retailers that filed bankruptcy in 2017 and 2016. Other income increased $3.0 million, primarily due to a $2.2 million increase from lease settlements that occurred in 2017 and a $1.2 million increase in management, leasing and development fee income from the unconsolidated joint ventures to which we provide such services, offset by a net $0.4 million decrease attributable to ancillary property income.
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
Gain on extinguishment of debt recognized in the 2017 period consisted of $90.6 million gain related to the discounted payoff of the $99.7 million mortgage loan secured by Southern Hills Mall, transitioning of $40.0 million mortgage loan secured by Valle Vista Mall to the lender, and the discounted payoff of the $87.3 million mortgage loan secured by Mesa Mall. The gain on extinguishment of debt, net recognized in the 2016 period consisted of the $34.6 million net gain from the transitioning of River Valley Mall, Merritt Square Mall, and Chesapeake Square to the lenders.
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
We derive most of our liquidity from leases that generate positive net cash flow from operations, the total of which was $287.2 million during the year ended December 31, 2018.
Our balance of cash and cash equivalents decreased $9.5 million during 2018 to $42.5 million as of December 31, 2018. The decrease was primarily due to net repayment of debt, dividend distributions, and capital expenditures, partially offset by operating cash flow from properties, net distributions from our joint ventures, and the net proceeds from the disposition of properties. See "Cash Flows" below for more information.
Because we own primarily long-lived income-producing assets, our financing strategy relies on a combination of long-term mortgage debt as well as unsecured debt supported by a quality unencumbered asset pool, providing us with ample flexibility from a liquidity perspective. Our strategy is to have the majority of our debt fixed either through fixed rate mortgages or interest rate swaps that effectively fix the interest rate. At December 31, 2018, floating rate debt (excluding loans hedged to fixed interest) comprised 15.2% of our total consolidated debt. We will continue to monitor our borrowing mix to limit market risk.
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
Additionally, on January 22, 2018, we amended and restated our Facility (as defined under "The Facility."). Under the amended and restated terms, the Facility will mature in December 2022 assuming all extension options are exercised. Prior to the amendment and restatement, the Revolver matured on May 30, 2019, assuming all extension options were exercised. These transactions are reflective of our strategy to access the unsecured debt markets to extend our weighted average debt maturity.
On December 31, 2018, we had an aggregate available borrowing capacity of $359.8 million under the Revolver, net of outstanding borrowings of $290.0 million and $0.2 million reserved for outstanding letters of credit. The weighted average interest rate on the Revolver was 3.3% for the year ended December 31, 2018.
Subsequent to December 31, 2018, Fitch Ratings & Moody's Investor Service lowered their credit rating on WPG L.P.'s unsecured long-term indebtedness, which will increase interest rates on our Facility (as defined in "Overview - Basis of Presentation - The Facility."), December 2015 Term Loan, and 5.950% Notes due 2024 as of February 2, 2019. Due to the downgrade, our Revolver will bear interest at LIBOR plus 165 basis points (an increase of 40 basis points), our Term Loan will bear interest at LIBOR plus 190 basis points (an increase of 45 basis points), and our December 2015 Term Loan will bear interest at LIBOR plus 235 basis points (an increase of 55 basis points). Our 5.950% Notes due 2024 will bear interest at 6.450% (an increase of 50 basis points). Assuming the new pricing grid was effective January 1, 2018, the impact would have resulted in an increase in borrowing costs of approximately $8.5 million during 2018. Such a downgrade may also impact terms and conditions of future borrowings in addition to adversely affecting our ability to access the public markets.
The consolidated indebtedness of our business was approximately $2.9 billion as of December 31, 2018, or an increase of approximately $39.9 million from December 31, 2017. The change in consolidated indebtedness from December 31, 2017 is described in greater detail under "Financing and Debt."
Outlook
Our business model and WPG Inc.'s status as a REIT requires us to regularly access the debt markets to raise funds for acquisition, development and redevelopment activity, and to refinance maturing debt. We may also, from time to time, access the equity capital markets to accomplish our business objectives. We believe we have sufficient cash on hand, availability under the Revolver and cash flow from operations to address our debt maturities, distributions and capital needs through 2019.
The successful execution of our business strategy will require the availability of substantial amounts of operating and development capital both currently and over time. Sources of such capital could include additional bank borrowings, public and private offerings of debt or equity, including rights offerings, sale of certain assets and joint ventures. The major credit rating agencies have assigned us investment grade credit ratings as of December 31, 2018, but there can be no assurance that the Company will achieve a particular rating or maintain a particular rating in the future (see discussion above for further details).

Cash Flows
Our net cash flow from operating activities totaled $287.2 million during 2018. During 2018, we also:

•	funded capital expenditures of $153.9 million,

•	received net proceeds from the disposition of interests in properties and outparcels of $39.2 million,

•	funded investments in unconsolidated entities of $20.2 million,

•	received distributions of capital from unconsolidated entities of $35.1 million,

•	received net proceeds from our debt financing, refinancing, and repayment activities of $120.4 million; and

•	funded distributions to common and preferred shareholders and unitholders of $236.8 million.
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
We expect to generate positive cash flow from operations in 2019, and we consider these projected cash flows in our sources and uses of cash. These cash flows are principally derived from rents paid by our retail tenants. A significant deterioration in projected cash flows from operations could cause us to increase our reliance on available funds from our debt arrangements, curtail planned capital expenditures, or seek other additional sources of financing as discussed above.
Financing and Debt
Mortgage Debt
Total mortgage indebtedness at December 31, 2018 and 2017 was as follows (in thousands):

	December 31, 2018	December 31, 2017
Face amount of mortgage loans	$980,276	$1,152,436
Fair value adjustments, net	5,764	8,338
Debt issuance cost, net	(2,771)	(3,692)
Carrying value of mortgage loans	$983,269	$1,157,082
A roll forward of mortgage indebtedness from December 31, 2017 to December 31, 2018 is summarized as follows (in thousands):

Balance at December 31, 2017	$1,157,082
Debt amortization payments	(18,322)
Repayment of debt	(94,838)
Debt borrowings, net of issuance costs	34,782
Debt canceled upon lender foreclosures, net of debt issuance costs	(93,988)
Amortization of fair value and other adjustments	(2,574)
Amortization of debt issuance costs	1,127
Balance at December 31, 2018	$983,269
On October 23, 2018, the $94.0 million mortgage on Rushmore Mall was canceled upon a deed-in-lieu of foreclosure agreement (see "Covenants" section below for additional details).

On October 2, 2018, an affiliate of WPG Inc. repaid the $8.3 million mortgage loan on Whitehall Mall, located in Whitehall, Pennsylvania. This repayment was funded by cash on hand.
On September 27, 2018, an affiliate of WPG Inc. closed on a $35.0 million full-recourse note payable secured by Southgate Mall (see details under "Overview - Basis of Presentation - Southgate").
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
On January 19, 2018, an affiliate of WPG Inc. repaid the $86.5 million mortgage loan on The Outlet Collection® | Seattle. This repayment was funded by borrowings on the Revolver (as defined below).
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
On May 10, 2017 and prior to the deconsolidation of these properties due to the sale of 49% of our interests (see section "The O'Connor Joint Ventures" for additional details), the Company closed on non-recourse mortgage loans encumbering The Arboretum, Gateway Centers, and Oklahoma City Properties. The following table summarizes the key terms of each mortgage loan:

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
Highly-levered Assets
As of December 31, 2018, we have identified two mortgage loans that have leverage levels in excess of our targeted leverage and have plans to work with the special servicers on these non-recourse mortgages. These mortgage loans total $95.1 million and encumber Towne West Square and West Ridge Mall and West Ridge Plaza, all of which have been identified as noncore properties. We expect to improve our leverage once all, or a portion of them, are transitioned to the lenders, with minimal impact to net cash flows. See "Covenants" below for further discussion on these highly-levered assets.

Unsecured Debt
The following table identifies our total unsecured debt outstanding at December 31, 2018 and December 31, 2017:

	December 31, 2018	December 31, 2017
Notes payable:
Face amount - the Exchange Notes(1)	$250,000	$250,000
Face amount - 5.950% Notes due 2024(2)	750,000	750,000
Debt discount, net	(9,680)	(11,086)
Debt issuance costs, net	(7,623)	(9,542)
Total carrying value of notes payable	$982,697	$979,372

Unsecured term loans:(8)
Face amount - Term Loan(3)(4)	$350,000	$—
Face amount - December 2015 Term Loan(5)	340,000	340,000
Face amount - June 2015 Term Loan(6)	—	270,000
Debt issuance costs, net	(4,491)	(3,305)
Total carrying value of unsecured term loans	$685,509	$606,695

Revolving credit facility:(3)(7)
Face amount	$290,000	$155,000
Debt issuance costs, net	(3,998)	(540)
Total carrying value of revolving credit facility	$286,002	$154,460
(1) The Exchange Notes were issued at a 0.028% discount, bear interest at 3.850% per annum and mature on April 1, 2020.
(2) The 5.950% Notes due 2024 were issued at a 1.533% discount, bear interest at 5.950% per annum, and mature on August 15, 2024. The interest rate could vary in the future based upon changes to the Company's credit ratings. In February 2019, the Company's credit rating was downgraded which will result in an interest rate increase of 50 basis points to 6.450%.
(3) The Revolver and Term Loan are collectively known as the Facility, as defined in "Overview - Basis of Presentation - The Facility."
(4) The Term Loan bears interest at one-month LIBOR plus 1.45% per annum and will mature on December 30, 2022. We had interest rate swap agreements totaling $270.0 million, which effectively fixed the interest rate on a portion of the Term Loan at 2.56% per annum through June 30, 2018. On May 9, 2018, we executed swap agreements totaling $250.0 million to replace matured swap agreements, which effectively fix the interest rate on a portion of the Term Loan at 4.21% through June 30, 2021. At December 31, 2018, the applicable interest rate on the unhedged portion of the Term Loan was one-month LIBOR plus 1.45% or 3.95%. In February 2019, the Company's credit rating was downgraded which will result in an interest rate increase of 45 basis points to LIBOR plus 1.90%.
(5) The December 2015 Term Loan bears interest at one-month LIBOR plus 1.80% per annum and will mature on January 10, 2023. We have interest rate swap agreements totaling $340.0 million, which effectively fix the interest rate at 3.51% per annum through maturity. In February 2019, the Company's credit rating was downgraded which will result in an interest rate increase of 55 basis points to LIBOR plus 2.35%.
(6) The June 2015 Term Loan bore interest at one-month LIBOR plus 1.45% per annum. During the year ended December 31, 2017, the Company repaid $230.0 million of the June 2015 Term Loan and wrote off $0.9 million of debt issuance costs. On January 22, 2018, the Company repaid the remaining $270.0 million outstanding with proceeds from the amended and restated Facility (as discussed above) and wrote off $0.5 million of debt issuance costs.
(7) As of December 31, 2017, the Revolver provided borrowings on a revolving basis up to $900.0 million, bore interest at one-month LIBOR plus 1.25%, and was initially scheduled to mature on May 30, 2018. On January 22, 2018, we amended the terms of the Revolver to provide borrowings on a revolving basis up to $650.0 million at one-month LIBOR plus 1.25%. Under the amended terms, the Revolver will mature on December 30, 2021, subject to two six months month extensions available at our option subject to compliance with terms of the Facility and payment of a customary extension fee. Upon the amended terms, the Company wrote off $0.3 million of debt issuance costs. At December 31, 2018, we had an aggregate available borrowing capacity of $359.8 million under the Revolver, net of $0.2 million reserved for outstanding letters of credit. At December 31, 2018, the applicable interest rate on the Revolver was one-month LIBOR plus 1.25%, or 3.75%. In February 2019, the Company's credit rating was downgraded which will result in an interest rate increase of 40 basis points to LIBOR plus 1.65%.
(8) While we have interest rate swap agreements in place that fix the LIBOR portion of the rates as noted above, the spread over LIBOR could vary in the future based upon changes to the Company's credit ratings.

Covenants
Our unsecured debt agreements contain financial and other covenants. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by one or more of the respective lenders including adjustments to the applicable interest rate. As of December 31, 2018, management believes the Company is in compliance with all covenants of its unsecured debt.
The total balance of mortgages was approximately $980.3 million as of December 31, 2018. At December 31, 2018, certain of our consolidated subsidiaries were the borrowers under 21 non-recourse loans and two full-recourse loans secured by mortgages encumbering 26 properties, including one separate pool of cross-defaulted and cross-collateralized mortgages encumbering a total of four properties. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt instruments contain financial and other non-financial covenants which are specific to the properties which serve as collateral for that debt. Our existing non-recourse mortgage loans generally prohibit our subsidiaries that are borrowers thereunder from incurring additional indebtedness, subject to certain customary and limited exceptions. In addition, certain of these instruments limit the ability of the applicable borrower's parent entity from incurring mezzanine indebtedness unless certain conditions are satisfied, including compliance with maximum loan to value ratio and minimum debt service coverage ratio tests. Further, under certain of these existing agreements, if certain cash flow levels in respect of the applicable mortgaged property (as described in the applicable agreement) are not maintained for at least two consecutive quarters, the lender could accelerate the debt and enforce its right against its collateral. If the borrower fails to comply with these covenants, the lenders could accelerate the debt and enforce its right against their collateral.
On November 19, 2018, we received a notice of default letter, dated November 15, 2018, from the special servicer to the borrower, a consolidated subsidiary of WPG L.P., concerning the $49.9 million mortgage loan secured by West Ridge Mall and West Ridge Plaza, located in Topeka, Kansas (collectively known as "West Ridge"). The notice was issued by the special servicer because the borrower did not make certain reserve payments or deposits as required by the loan agreement for the aforementioned loan. The borrower has initiated discussions with the special servicer regarding this non-recourse loan and is considering various options. The Company will continue to manage and lease the property.
On May 29, 2018, we received a notice of default letter, dated May 25, 2018, from the special servicer to the borrower, a consolidated subsidiary of WPG L.P., concerning the $94.0 million mortgage loan secured by Rushmore Mall ("Rushmore"). The notice was issued by the special servicer because the borrower notified the lender that there were insufficient funds to ensure future compliance with the mortgage loan due to the loss of certain tenants at Rushmore. On October 23, 2018, an affiliate of the Company transitioned the property to the lender.
On April 11, 2018, we received a notice of default letter, dated April 6, 2018, from the special servicer to the borrower, a consolidated subsidiary of WPG L.P., concerning the $45.2 million mortgage loan secured by Towne West Square, located in Wichita, Kansas. The notice was issued by the special servicer because the borrower did not make certain reserve payments or deposits as required by the loan agreement for the aforementioned loan. On August 24, 2018, we received notification that a receiver had been appointed to manage and lease the property. An affiliate of the Company still holds title to the property.
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

During the year ended December 31, 2018 the Company recognized a net gain of $51.4 million related to the $94.0 million mortgage debt cancellation and ownership transfer of Rushmore Mall, which is included in gain on extinguishment of debt, net in the consolidated statements of operations and comprehensive income for the year then ended. During the year ended December 31, 2017, the Company recognized a net gain of $90.6 million based on the cancellation of mortgage debt of $108.9 million related to discounted payoff of the mortgage note payable secured by Southern Hills Mall, ownership transfer of Valle Vista Mall, and discounted payoff of the mortgage note payable secured by Mesa Mall, which is included in gain on extinguishment of debt, net in the consolidated statements of operations and comprehensive income for the year then ended.
At December 31, 2018, management believes the applicable borrowers under our other non-recourse mortgage loans were in compliance with all covenants where non-compliance could individually, or giving effect to applicable cross-default provisions in the aggregate, have a material adverse effect on our financial condition, results of operations or cash flows. The Company has assessed each of the defaulted properties for impairment indicators and have concluded no impairment charges were warranted as of December 31, 2018.
Summary of Financing
Our consolidated debt and the effective weighted average interest rates as of December 31, 2018 and 2017 consisted of the following (dollars in thousands):

	December 31, 2018	Weighted Average Interest Rate	December 31, 2017	Weighted Average Interest Rate
Fixed-rate debt, face amount	$2,505,276	4.91%	$2,610,936	4.72%
Variable-rate debt, face amount	455,000	3.87%	306,500	2.99%
Total face amount of debt	2,960,276	4.75%	2,917,436	4.54%
Note discount	(9,680)		(11,086)
Fair value adjustments, net	5,764		8,338
Debt issuance costs, net	(18,883)		(17,079)
Total carrying value of debt	$2,937,477		$2,897,609

Contractual Obligations
The following table summarizes the material aspects of the Company's future obligations for consolidated entities as of December 31, 2018, assuming the obligations remain outstanding through maturities noted below (in thousands):

	2019	2020 - 2021	2022 - 2023	Thereafter	Total
Long-term debt(1)	$64,281	$665,097	$1,175,977	$1,054,921	$2,960,276
Interest payments(2)	138,422	236,967	166,351	31,455	573,195
Distributions(3)	3,568	—	—	—	3,568
Ground rent/operating leases(4)	2,267	4,499	3,596	21,376	31,738
Purchase/tenant obligations(5)	101,987	—	—	—	101,987
Total	$310,525	$906,563	$1,345,924	$1,107,752	$3,670,764

(1)Represents principal maturities only and therefore excludes net fair value adjustments of $5,764, debt issuance costs of $(18,883) and bond discount of $(9,680) as of December 31, 2018. In addition, the principal maturities reflect any available extension options within the control of the Company.
(2)Variable rate interest payments are estimated based on the LIBOR rate and our credit ratings in place at December 31, 2018. Due to the credit rating downgrade that occurred subsequent to December 31, 2018, we expect an increase of approximately $39.7 million in interest payments over the periods presented as a result of the new pricing grid based on the LIBOR rate in place at December 31, 2018.
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

The following table summarizes the material aspects of the Company's proportionate share of future obligations for unconsolidated entities as of December 31, 2018, assuming the obligations remain outstanding through initial maturities (in thousands):

	2019	2020 - 2021	2022 - 2023	Thereafter	Total
Long-term debt(1)	$3,346	$73,488	$20,062	$528,068	$624,964
Interest payments(2)	25,926	50,690	42,446	44,589	163,651
Ground rent/operating leases(3)	3,939	7,942	8,053	189,002	208,936
Purchase/tenant obligations(4)	14,921	—	—	—	14,921
Total	$48,132	$132,120	$70,561	$761,659	$1,012,472

(1)Represents principal maturities only and therefore excludes net fair value adjustments of $5,372 and debt issuance costs of $(2,451) as of December 31, 2018. In addition, the principal maturities reflect any available extension options.
(2)Variable rate interest payments are estimated based on the LIBOR rate at December 31, 2018.
(3)Represents minimum future lease payments due through the end of the initial lease term under executed leases.
(4)Includes amounts due under executed leases and commitments to vendors for development and other matters.
Off-Balance Sheet Arrangements
Off-balance sheet arrangements consist primarily of investments in joint ventures which are common in the real estate industry. Joint ventures typically fund their cash needs through secured debt financings obtained by and in the name of the joint venture entity. The joint venture debt is secured by a first mortgage, is without recourse to the joint venture partners, and does not represent a liability of the partners, except to the extent the partners or their affiliates expressly guarantee the joint venture debt. As of December 31, 2018, there were no guarantees of joint venture related mortgage indebtedness. In addition to obligations under mortgage indebtedness, our joint ventures have obligations under ground leases and purchase/tenant obligations. Our share of obligations under joint venture debt, ground leases and purchase/tenant obligations is quantified in the unconsolidated entities table within "Contractual Obligations" above. WPG may elect to fund cash needs of a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans, although such fundings are not required contractually or otherwise.
Equity Activity
Preferred Stock
Series H Cumulative Redeemable Preferred Stock
On January 15, 2015, WPG Inc. issued 4,000,000 shares of 7.5% Series H Preferred Shares to convert the preferred stock of GRT outstanding at the time of merger. Dividends accrue quarterly at an annual rate of 7.5% per share. WPG Inc. can redeem this series, in whole or in part, at a redemption price of $25.00 per share, plus accumulated and unpaid dividends. WPG L.P. issued to WPG Inc. a like number of preferred units as consideration for the Series H Preferred Shares and can redeem this series, in whole or in part, when WPG Inc. can redeem the Series H Preferred Shares at like terms. All shares remain issued and outstanding as of December 31, 2018 and 2017.
Series I Cumulative Redeemable Preferred Stock
On January 15, 2015, WPG Inc. issued 3,800,000 shares of 6.875% Series I Preferred Shares to convert the preferred stock of GRT outstanding at the time of merger. Dividends accrue quarterly at an annual rate of 6.875% per share. WPG Inc. can redeem this series, in whole or in part, at a redemption price of $25.00 per share, plus accumulated and unpaid dividends. WPG L.P. issued to WPG Inc. a like number of preferred units as consideration for the Series I Preferred Shares and can redeem this series, in whole or in part, when WPG Inc. can redeem the Series I Preferred Shares at like terms. All shares remain issued and outstanding as of December 31, 2018 and 2017.

Exchange Rights
Subject to the terms of the limited partnership agreement of WPG L.P., limited partners in WPG L.P. have, at their option, the right to exchange all or any portion of their units for shares of WPG Inc. common stock on a one‑for‑one basis or cash, as determined by WPG Inc. Therefore, the common units held by limited partners are considered by WPG Inc. to be share equivalents and classified as noncontrolling interests within permanent equity, and classified by WPG L.P. as permanent equity. The amount of cash to be paid if the exchange right is exercised and the cash option is selected will be based on the market value of WPG Inc.'s common stock as determined pursuant to the terms of the WPG L.P. Partnership Agreement. During the year ended December 31, 2017, WPG Inc. issued 314,577 shares of common stock to a limited partner of WPG L.P. in exchange for an equal number of units pursuant to the WPG L.P. Partnership Agreement. This transaction increased WPG Inc.’s ownership interest in WPG L.P. There were no similar transactions during the years ended December 31, 2018 and 2016. At December 31, 2018, WPG Inc. had reserved 34,755,660 shares of common stock for possible issuance upon the exchange of units held by limited partners.
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
Long Term Incentive Awards
Time Vested LTIP Awards
The Company has issued time-vested LTIP units ("Inducement LTIP Units") to certain executive officers and employees under the Plan, pursuant to LTIP Unit Award Agreements between the Company and each of the grant recipients. These awards will vest and the related fair value will be expensed over a four-year vesting period. During the years ended December 31, 2018, 2017 and 2016, the Company did not grant any Inducement LTIP Units. As of December 31, 2018, the estimated future compensation expense for Inducement LTIP Units was $37,500. The weighted average period over which the compensation expense will be recorded for the Inducement LTIP Units is approximately 0.2 years.
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
The Performance LTIP Units that were allocated during the year ended December 31, 2015 are market based awards with a service condition. Recipients could have earned between 0% -100% of the award based on the Company's achievement of absolute and relative (versus the MSCI REIT Index) total shareholder return ("TSR") goals, with 40% of the Performance LTIP Units available to be earned with respect to each performance period based on achievement of absolute TSR goals, and 60% of the Performance LTIP Units available to be earned with respect to each performance period based on achievement of relative TSR goals. The Performance LTIP Units issued during 2015 relate to the following performance periods: from the beginning of the service period to (i) December 31, 2016 ("2015-First Special PP"), (ii) December 31, 2017 ("2015-Second Special PP"), and (iii) December 31, 2018 ("2015-Third Special PP"). There was no award for the 2015-First Special PP, 2015-Second Special PP, or 2015-Third Special PP since our TSR was below the threshold level during 2016, 2017, and 2018, respectively.

Annual Long-Term Incentive Awards
During the years ended December 31, 2018 and 2017, the Company approved the terms and conditions of the 2018 and 2017 annual awards (the "2018 Annual Long-Term Incentive Awards" and "2017 Long-Term Incentive Awards," respectively) for certain executive officers and employees of the Company. Under the terms of the awards program, each participant is provided the opportunity to receive (i) time-based RSUs and (ii) performance-based stock units ("PSUs"). RSUs represent a contingent right to receive one WPG Inc. common share for each vested RSU. RSUs will vest in one-third installments on each annual anniversary of the respective Grant Date (as referenced below), subject to the participant's continued employment with the Company through each vesting date and the participant's continued compliance with certain applicable covenants. During the service period, dividend equivalents will be paid with respect to the RSUs corresponding to the amount of any dividends paid by the Company to the Company's common shareholders for the applicable dividend payment dates. Compensation expense is recognized on a straight-line basis over the three year vesting term, except in instances that result in accelerated vesting due to severance arrangements. Actual PSUs earned may range from 0%-150% of the PSUs allocated to the award recipient, based on the Company's TSR compared to a peer group based on companies with similar assets and revenue over a three-year performance period that commenced on the respective Grant Date (as referenced below). During the performance period, dividend equivalents corresponding to the amount of any regular cash dividends paid by the Company to the Company’s common shareholders for the applicable dividend payment dates will accrue and be deemed reinvested in additional PSUs, which will be settled in common shares at the same time and only to the extent that the underlying PSU is earned and settled in common shares. Payout of the PSUs is also subject to the participant’s continued employment with the Company through the end of the performance period. The PSUs were valued through the use of a Monte Carlo model and the related compensation expense is recognized over the three-year performance period, except in instances that result in accelerated amortization due to severance arrangements.
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
WPG Restricted Share Awards
The WPG Restricted Shares relate to unvested restricted shares held by certain GRT executive employees at the time of the Merger. The amount of compensation expense related to unvested restricted shares that we expect to recognize in future periods is $33,000 over a weighted average period of 0.3 years. During the year ended December 31, 2018, the aggregate intrinsic value of shares that vested was $43,900. As of December 31, 2018, 9,033 WPG Restricted Shares were outstanding.
WPG Restricted Stock Unit Awards
The Company issues RSUs to certain executive officers, employees, and non-employee directors of the Board of Directors (see "Board of Directors Compensation" for discussion regarding RSUs issued to non-employee directors). The RSUs are service-based awards and the related fair value is expensed over the applicable service periods, except in instances that result in accelerated vesting due to severance arrangements. During the year ended December 31, 2018, the Company issued 673,792 RSUs under the Plan with a fair value of $4.2 million, of which 587,000 RSUs with a fair value of $3.6 million relates to the annual long-term incentive award issuances that occurred in February 2018 (see "Annual Long-Term Incentive Awards" section above). As of December 31, 2018, 1,430,665 unvested RSUs were outstanding. The amount of compensation related to the unvested RSUs that we expect to recognize in future periods is $6.2 million over a weighted average period of 1.6 years.
Board of Directors Compensation
On May 18, 2018, the Board approved annual compensation for the period of May 29, 2018 through May 28, 2019 for the non-employee members of the Board. Each non-employee director's annual compensation (other than the Board Chairman who receives annual compensation of $450,000) totaled $230,000 based on a combination of cash and RSUs granted under the Plan. During 2018, the six non-employee directors were granted RSUs for 138,648 shares with an aggregate grant date fair value of $940,000, which is being recognized as expense over the vesting period ending on May 28, 2019.
Stock Options
Options granted under the Company's Plan generally vest over a three year period, with options exercisable at a rate of 33.3% per annum beginning with the first anniversary on the date of the grant. These options were valued using the Black-Scholes pricing model and the expenses associated with these options are amortized over the requisite vesting period.
During the year ended December 31, 2018, no stock options were granted from the Plan to employees, no stock options were exercised by employees and 114,273 stock options were canceled, forfeited or expired. As of December 31, 2018, there were 679,741 stock options outstanding.

Share Award Related Compensation Expense
During the years ended December 31, 2018, 2017 and 2016, the Company recorded share award related compensation expense pertaining to the award and option plans noted above within the consolidated statements of operations and comprehensive income as indicated below (dollars in millions):

	For the Year Ended December 31,
	2018	2017	2016
Merger, restructuring and transaction costs	$—	$—	$9.5
General and administrative and property operating	8.3	6.4	4.6
Total expense	$8.3	$6.4	$14.1
Distributions
During each of the years ended December 31, 2018 and 2017, the Board declared common share/unit dividends of $1.00 per common share/unit.
On February 12, 2019, the Board declared common share/unit dividends of $0.25 per common share/unit. The dividend is payable on March 15, 2019 to shareholders/unitholders of record on March 4, 2019.
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
On February 11, 2019, we completed the sale of the seventh tranche of restaurant outparcels which consisted of one outparcel and an allocated purchase price of approximately $2.8 million of the total purchase price (see details under "Overview - Basis of Presentation - Outparcel Sale"). The Company received net proceeds of approximately $2.7 million, which were used to reduce corporate debt and for ongoing redevelopment efforts.
On January 18, 2019, we completed the sale of the sixth tranche of restaurant outparcels which consisted of eight outparcels and an allocated purchase price of approximately $9.4 million of the total purchase price (see details under "Overview - Basis of Presentation - Outparcel Sale"). The Company received net proceeds of approximately $9.4 million, which were used to reduce corporate debt and for ongoing redevelopment efforts.
On November 16, 2018, we completed the sale of the fifth tranche of restaurant outparcels which consisted of one outparcel and an allocated purchase price of approximately $3.2 million of the total purchase price (see details under "Overview - Basis of Presentation - Outparcel Sale"). The Company received net proceeds of approximately $3.2 million, which were used to reduce corporate debt and for ongoing redevelopment efforts.
On October 31, 2018, we completed the sale of the fourth tranche of restaurant outparcels which consisted of two outparcels and an allocated purchase price of approximately $1.7 million of the total purchase price (see details under "Overview - Basis of Presentation - Outparcel Sale"). The Company received net proceeds of approximately $1.7 million, which were used to reduce corporate debt and for ongoing redevelopment efforts.

On July 27, 2018, we completed the sale of the third tranche of restaurant outparcels which consisted of two outparcels and an allocated purchase price of approximately $4.6 million of the total purchase price (see details under "Overview - Basis of Presentation - Outparcel Sale"). The Company received net proceeds of approximately $4.5 million, which were used to reduce corporate debt and for ongoing redevelopment efforts.
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
In connection with the 2018 sales noted above, the Company recorded a net gain of $25.0 million for the year ended December 31, 2018, which is included in gain (loss) on disposition of interests in properties, net in the consolidated statements of operations and comprehensive income for the year ended December 31, 2018.
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
On February 21, 2017, we completed the sale of Gulf View Square and River Oaks Center to private real estate investors for an aggregate purchase price of $42.0 million. The net proceeds from the transaction were used to reduce corporate debt.
On January 10, 2017, we completed the sale of Virginia Center Commons to a private real estate investor for a purchase price of $9.0 million. The net proceeds from the transaction were used to reduce corporate debt.
In connection with the 2017 sales noted above, the Company recorded a net gain of $124.8 million, which is included in gain (loss) on disposition of interest in properties, net in the consolidated statements of operations and comprehensive income for the year ended December 31, 2017.
On October 23, 2018, Rushmore Mall was transitioned to the lender (see "Financing and Debt" above for further discussion). Upon the ownership transfer, we reduced our debt by $94.0 million.
On October 3, 2017, Valle Vista Mall was transitioned to the lender (see "Financing and Debt" above for further discussion). Upon the ownership transfer, we reduced our debt by $40.0 million.
Development Activity
New Development, Expansions and Redevelopments.  We routinely incur costs related to construction for significant redevelopment and expansion projects at our properties. Our share of development costs for calendar year 2018 related to these activities was approximately $117 million. Our estimated stabilized return or yield, on invested capital typically ranges between 8% and 11%.
We have identified 28 department stores (currently vacant or anticipated vacancies) in our portfolio that we plan to redevelop and we are actively working on repositioning 24 of the locations. These department stores represent an opportunity to enhance the experience at the property by bringing in offerings such as dining, grocery, entertainment, home furnishings, mixed-use components as well as dynamic retail offerings. These stores are in our Tier 1 and open air properties and exclude department stores that are owned by third parties, such as Seritage. We project that we will invest between $300 million to $350 million over the next three to five years to complete the redevelopment of these department stores.

During the fourth quarter of 2016, we held our grand opening of our new approximately 400,000 square foot shopping center in the Houston metropolitan area, Fairfield Town Center. The project features retailers such as H-E-B, Academy Sports, Marshall's, Party City, Old Navy, and Ulta Cosmetics. In addition, a number of dining options are at the center such as Chipotle, PeiWei, Whataburger, and Zoe's Kitchen. The project is 100% leased as of December 31, 2018. During the third quarter of 2017, we approved the final phase of this new development for an additional investment of approximately $28 million, which will add an additional 130,000 square feet of new GLA to accommodate the strong demand at the project. Leasing for this new phase is over 50% committed for small shops and we have executed deals with a national theater and a national value fashion apparel retailer, and are finalizing a deal with an additional big box user.
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
At Great Lakes Mall in Mentor, Ohio, we commenced redevelopment of a former Dillard’s Men’s Store. Dillard’s made the decision earlier in 2017 to consolidate its department stores at Great Lakes Mall into a single renovated anchor space. Round 1 Entertainment anchors the redevelopment and opened on March 30, 2018. Additional dining options, including Outback Steakhouse, which opened in December 2018, and new retailers are expected to open in early 2019. In addition, an outparcel building will be redeveloped to add a new Hobby Lobby store. We will invest approximately $15 million in this redevelopment with an expected yield of 7% - 9%.
At Cottonwood Mall in Albuquerque, New Mexico, we acquired the former Macy’s store for a planned redevelopment at the property. We plan to replace the former department store with two home furnishings stores, Mor Furniture for Less and Homelife Furniture, which opened in December 2018, as well as a new Hobby Lobby store, which opened in November 2018. We will invest between $20 million and $22 million in this redevelopment with an expected yield of 6% - 7%.
At Grand Central Mall in Parkersburg, West Virginia, we replaced an Elder-Beerman with a new 20,000 square foot H&M store, their first store in West Virginia, which opened in October 2018. Additionally, we added a new Five Below and Ulta Beauty, which opened in September 2018, in the former hhgregg store, and we are adding a Big Lots in the former Toys R Us location. Lastly, we have finalized our redevelopment plans for the former Sears space which will add an exciting exterior facing element to the center featuring dynamic first-to-market retailers. This new lifestyle component will complete the transformation of Grand Central Mall from a traditional enclosed regional center into a hybrid town center. We will invest between $31 million and $33 million in this redevelopment with an expected yield of 6% - 8%.
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
On April 11, 2018 we acquired, through a sale-leaseback transaction, four Sears department stores and adjacent Sears Auto Centers located at Longview Mall; Polaris Fashion Place®; Southern Hills Mall; and Town Center at Aurora. The purchase price was approximately $28.5 million and was funded by a combination of the Section 1031 tax proceeds from the Four Corners transaction, contributions from our joint venture partner related to their pro-rata share of the joint venture that owns Polaris Fashion Place® and availability on our Facility. We have control of these stores for future redevelopment and Sears, subject to their bankruptcy proceedings, will continue to operate under new leases.

In addition to the purchase of four Sears stores discussed above, we also proactively negotiated early termination of Sears leases to gain control of the real estate and commence redevelopment efforts at four of our Tier One assets. The first lease relates to the Sears store at Grand Central Mall, which closed in December 2018, and the redevelopment of the property is discussed above. The second lease relates to the Sears store at Southern Park Mall in Youngstown, Ohio which closed during the third quarter of 2018. We are in discussions with new tenants for the high visibility anchor space. The third lease relates to the Sears store at The Mall at Fairfield Commons in Beavercreek, Ohio, which closed in December 2018. We will be adding The RoomPlace and Round 1 Entertainment, both first to market. The RoomPlace will replace the upper level of Sears and complement the hybrid town center format with dynamic retail, dining and entertainment options. Round 1 Entertainment will replace the lower level of Sears. Both The RoomPlace and Round 1 Entertainment are expected to open in late 2019. The fourth lease relates to the Sears store at WestShore Plaza in Tampa, Florida which will terminate at the end of the first quarter of 2019, and we are currently in the entitlement process. We are actively working on redevelopment plans, and additional details will be announced in the future.
At The Outlet Collection® | Seattle, we have plans to add a FieldhouseUSA to the property in a former Sam’s Club store. FieldhouseUSA specializes in sporting leagues, events and tournaments by offering year-round league and tournament play in team sports such as basketball, soccer, volleyball and flag football in addition to programs such as birthday parties, corporate events, performance training and skills training. This use will greatly complement the recently added Dave & Buster’s at the property and we anticipate announcing further details about this exciting redevelopment in the near future. The estimated investment in the redevelopment will be between $11 million and $13 million and the yield is anticipated to be 9% - 10%.
Capital Expenditures
The following table summarizes total consolidated capital expenditures on a cash basis for the year ended December 31, 2018 (in thousands):

2018
New developments	$1,435
Redevelopments and expansions	95,440
Tenant allowances	23,464
Operational capital expenditures	37,052
Total (1)	$157,391
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

The following schedule reconciles total FFO to net income for the years ended December 31, 2018, 2017 and 2016 (in thousands, except share/unit and per share/unit amounts):

	For the Year Ended December 31,
	2018	2017	2016
Net income	$108,655	$231,593	$77,416
Less: Preferred dividends and distributions on preferred operating partnership units	(14,272)	(14,272)	(14,272)
Adjustments to Arrive at FFO:
Real estate depreciation and amortization, including joint venture impact	295,900	292,748	311,038
(Gain) loss on disposition of interests in properties, net including impairment loss	(3,353)	(57,846)	24,066
Net income attributable to noncontrolling interest holders in properties	(76)	(68)	(10)
Noncontrolling interests portion of depreciation and amortization	(35)	(27)	(147)
FFO of the Operating Partnership (1)	386,819	452,128	398,091
FFO allocable to limited partners	60,062	70,837	61,865
FFO allocable to common shareholders/unitholders	$326,757	$381,291	$336,226

Diluted earnings per share/unit	$0.42	$0.98	$0.29
Adjustments to arrive at FFO per share/unit:
Depreciation and amortization from consolidated properties and our share of real estate depreciation and amortization from unconsolidated properties	1.33	1.32	1.41
(Gain) loss on disposition of interests in properties, net including impairment loss	(0.02)	(0.26)	0.10
Diluted FFO per share/unit	$1.73	$2.04	$1.80

Weighted average shares outstanding - basic	187,696,339	186,829,385	185,633,582
Weighted average limited partnership units outstanding	34,703,770	34,808,890	34,304,109
Weighted average additional dilutive securities outstanding	603,674	337,508	803,805
Weighted average shares/units outstanding - diluted	223,003,783	221,975,783	220,741,496

(1)
FFO of the operating partnership decreased $65.3 million for the year ended December 31, 2018 when compared to the year ended December 31, 2017. During the year ended December 31, 2018, we received $8.0 million less in FFO related to properties that were disposed of during the period January 1, 2017 through December 31, 2018. We also received $6.9 million less in FFO from properties that are now held as joint ventures. The majority of this variance can be attributed to properties that were transferred to the O'Connor Joint Venture II during the second quarter of 2017. Interest expense increased by $15.4 million of which the majority of this increase can be attributed to additional interest expense incurred on our corporate bonds. Additionally, we received $18.6 million less in comparable NOI from comparable properties. Of this decrease, $8.0 million is related to co-tenancy and lost rents associated with anchor bankruptcies, an additional $1.3 million relates to tenant reimbursement revenue decreases related to capital projects, and $5.9 million in additional property operating expenses which were primarily driven by an increase in insurance costs. Lastly, we experienced a decrease of FFO related to the gain on extinguishment of debt, net of $39.2 million. During 2017 we recognized $90.6 million in gain, related to three following transactions: $21.2 million gain related to the discounted payoff of the $87.3 million mortgage loan secured by Mesa Mall, a $41.6 million gain related to the discounted payoff of the $99.7 million mortgage loan secured by Southern Hills Mall; and a $27.8 million gain related to the transition of Valle Vista Mall to the mortgage lender pursuant to the terms of a deed-in-lieu of foreclosure agreement entered into by an affiliate of WPG Inc. and the mortgage lender concerning the $40.0 million mortgage loan. During 2018 we recorded a $51.4 million gain related to the transition of Rushmore Mall to the mortgage lender pursuant to the term of a deed-in-lieu of foreclose agreement entered into by an affiliate of WPG Inc. and the mortgage lender concerning the $94.0 million mortgage loan. Offsetting these decreases was $21.6 million in additional FFO received from the sale of outparcels primarily related to the sale to Four Corners (see details under "Overview - Basis of Presentation - Outparcel Sale").

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
The following schedule reconciles comparable NOI for our core portfolio to net income and presents comparable NOI percent change for the years ended December 31, 2018 and 2017 (in thousands):

	For the Year Ended December 31,
	2018	2017
Net Income	$108,655	$231,593

Income from unconsolidated entities	(541)	(1,395)
Income and other taxes	1,532	3,417
Gain on extinguishment of debt, net	(51,395)	(90,579)
Gain on disposition of interests in properties, net	(24,602)	(124,771)
Interest expense, net	141,987	126,541
Operating Income	175,636	144,806

Depreciation and amortization	257,796	258,740
General and administrative	39,090	34,892
Impairment loss	—	66,925
Fee income	(9,527)	(7,906)
Management fee allocation	157	612
Pro-rata share of unconsolidated joint ventures in comp NOI	73,109	58,197
Property allocated corporate expense	14,591	13,683
Non-comparable properties and other(1)	(7,644)	(1,464)
NOI from sold properties	(5,387)	(16,143)
Termination income	(3,457)	(3,492)
Straight-line rents	(3,629)	(2,122)
Ground lease adjustments for straight-line and fair market value	50	65
Fair market value & inducement adjustments to base rents	(8,952)	(7,290)
Less: noncore properties(2)	(6,613)	(8,300)

Comparable NOI - core properties	$515,220	$531,203
Comparable NOI percentage change	(3.0)%

(1)
Represents an adjustment to remove the NOI amounts from properties not owned and operated in all periods presented, certain non-recurring expenses (such as hurricane related expenses), as well as material insurance proceeds and other non-recurring income received in the periods presented. This also includes adjustments related to the rents from the outparcels sold to Four Corners.

(2)	NOI from the noncore properties held in each period presented.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk from changes in interest rates, primarily LIBOR. We seek to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs by closely monitoring our variable rate debt and converting such debt to fixed rates when we deem such conversion advantageous. From time to time, we may enter into interest rate swap agreements or other interest rate hedging contracts. While these agreements are intended to lessen the impact of rising interest rates, they also expose us to the risks that the other parties to the agreements will not perform, we could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly effective cash flow hedges under GAAP guidance. As of December 31, 2018, $446.5 million (net of $8.5 million of debt issuance costs) of our aggregate consolidated indebtedness (15.2% of total consolidated indebtedness) was subject to variable interest rates, excluding amounts outstanding under variable rate loans that have been hedged to fixed interest rates.
If LIBOR rates of interest on our variable rate debt fluctuated, our future earnings and cash flows would be impacted, depending upon the current LIBOR rates and the existence of any derivative contracts currently in effect.  Based upon our variable rate debt balance as of December 31, 2018, a 50 basis point increase in LIBOR rates would result in a decrease in earnings and cash flow of $2.3 million annually and a 50 basis point decrease in LIBOR rates would result in an increase in earnings and cash flow of $2.3 million annually. This assumes that the amount outstanding under our variable rate debt remains at $446.5 million, the balance as of December 31, 2018.
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
As of December 31, 2018, management assessed the effectiveness of WPG Inc.'s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on this assessment, management has concluded that, as of December 31, 2018, WPG Inc.’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
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
Changes in Internal Control Over Financial Reporting.  There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
As of December 31, 2018, management assessed the effectiveness of WPG L.P.'s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on this assessment, management has concluded that, as of December 31, 2018, WPG L.P.’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
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
Changes in Internal Control Over Financial Reporting.  There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
None.

Part III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2019 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A.
Item 11.    Executive Compensation
The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2019 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2019 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A.
Item 13.    Certain Relationships and Related Transactions and Director Independence
The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2019 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A.
Item 14.    Principal Accounting Fees and Services
The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2019 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A.

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

3.1		Amended and Restated Articles of Incorporation for the Registrant (incorporated by reference to Form 8-K filed on May 22, 2017).
3.2		Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company Relating to Name Change (incorporated by reference to Form 8-K filed on May 26, 2015).
3.3
Articles of Amendment to the Amended and Restated Articles of Incorporation of Washington Prime Group Inc. relating to corporate name change (incorporated by reference to Form 8-K filed on September 2, 2016).

3.4		Articles of Amendment to the Amended and Restated Articles of Incorporation of the Washington Prime Group Inc. (incorporated by reference to Form 8-K filed on May 22, 2017).
3.5		Amended and Restated Bylaws of Washington Prime Group Inc., effective August 30, 2016 (incorporated by reference to Form 8-K filed on September 2, 2016).
4.1		Indenture, dated as of March 24, 2015, between Washington Prime Group, L.P. and U.S. Bank National Association, as Trustee (incorporated by reference to Form 8-K filed March 26, 2015).
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

10.20	*	Description of Terms of 2015 Annual LTIP Unit Awards (incorporated by reference to Form 10‑Q filed on May 7, 2015).
10.21	*	Amended and Restated Employment Agreement, dated January 31, 2017, by and between Washington Prime Group Inc. and Mark E. Yale (incorporated by reference to Form 8-K filed on February 2, 2017).
10.22	*	Amended and Restated Employment Agreement, dated January 31, 2017, by and between Washington Prime Group Inc. and Robert P. Demchak (incorporated by reference to Form 8-K filed on February 2, 2017).
10.23	*
Employment Agreement between the Washington Prime Group Inc. and Melissa (Lisa) A. Indest, dated August 6, 2018 and effective as of August 3, 2018 (incorporated by reference to Form 8-K filed on August 6, 2018).

10.24	*
First Amendment to Employment Agreement between the Washington Prime Group Inc. and Lisa A. Indest, dated February 12, 2019 and effective as of February 12, 2019 (incorporated by reference to Form 8-K filed on February 15, 2019).

10.25	*
General Release and Amendment to Employment Agreement, dated October 13, 2017, by and between Washington Prime Group Inc. and Keric M. Knerr (incorporated by reference to Form 8-K filed on October 16, 2017).

10.26	*	Employment Agreement, dated November 2, 2017, by and between Washington Prime Group Inc. and Gregory E. Zimmerman (incorporated by reference to Form 8-K filed on November 8, 2017).
10.27	*	Employment Agreement, dated November 2, 2017, by and between Washington Prime Group Inc. and Paul Ajdaharian (incorporated by reference to Form 8-K filed on November 8, 2017).
10.28	*	Employment Agreement, dated November 2, 2017, by and between Washington Prime Group Inc. and Armand Mastropietro (incorporated by reference to Form 8-K filed on November 8, 2017).
10.29	*
First Amendment to the Amended and Restated Employment Agreement between Washington Prime Group Inc. and Robert P. Demchak, dated February 21, 2017 (incorporated by reference to Form 10‑Q filed on April 27, 2017).

10.30	*
Series 2015B LTIP Unit Award Agreement by and among WP Glimcher Inc., Washington Prime Group, L.P., and Michael P. Glimcher, dated as of February 25, 2016 (relates to LTIP Unit award for 2015 annual awards) (incorporated by reference to Form 10‑Q filed on May 6, 2016).

10.31	*
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

10.36	*	Form of Certificate of Designation of Series 2015B LTIP Units of Washington Prime Group, L.P. (incorporated by reference to Form 10‑Q filed on May 6, 2016).
10.37	*	Certificate of Designation of Series 2014B LTIP Units of Washington Prime Group, L.P. (incorporated by reference to Form 8‑K filed on August 28, 2014).
10.38	*	Certificate of Designation of Series 2015A LTIP Units of Washington Prime Group, L.P. (incorporated by reference to Form 10‑Q filed on May 7, 2015).
10.39	*	Form of Non‑Employee Director Restricted Stock Unit Award Agreement (incorporated by reference to Form 8‑K filed on August 8, 2014).
10.40	*	Form of Series 2014B LTIP Unit Award Agreements with Officers (incorporated by reference to Form 8‑K filed on August 28, 2014).
10.41	*	Form of Series 2015A LTIP Unit Award Agreements with Executive Officers Other Than EVP, Legal & Compliance (incorporated by reference to Form 10‑Q filed on May 7, 2015).
10.42	*	Form Employee Restricted Stock Unit Award Agreement 2017 (incorporated by reference to Form 10‑Q filed on April 27, 2017).
10.43	*	Form Employee Restricted Stock Unit Award Agreement (Employee with Severance Agreement) (incorporated by reference to Form 10‑Q filed on April 27, 2017).

10.44	*	Form Employee Restricted Stock Unit Award Agreement (Employee with Employment Agreement) (incorporated by reference to Form 10‑Q filed on April 27, 2017).
10.45	*	Form Employee Performance Share Unit Award Agreement (Employee with Employment Agreement) (incorporated by reference to Form 10‑Q filed on April 27, 2017).
10.46	*	Form Employee Performance Share Unit Award Agreement (Employee without Employment Agreement) (incorporated by reference to Form 10‑Q filed on April 27, 2017).
21.1	**	List of Subsidiaries
23.1	**	Consent of Ernst & Young LLP for Washington Prime Group Inc.
23.2	**	Consent of Ernst & Young LLP for Washington Prime Group, L.P.
31.1	**
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

Dated:    February 21, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ ROBERT J. LAIKIN	Chairman of the Board of Directors	February 21, 2019
Robert J. Laikin

/s/ LOUIS G. CONFORTI	Chief Executive Officer and Director (Principal Executive Officer)	February 21, 2019
Louis G. Conforti

/s/ J. TAGGART BIRGE	Director	February 21, 2019
J. Taggart Birge

/s/ JOHN J. DILLON III	Director	February 21, 2019
John J. Dillon III

/s/ JOHN F. LEVY	Director	February 21, 2019
John F. Levy

/s/ JACQUELYN R. SOFFER	Director	February 21, 2019
Jacquelyn R. Soffer

/s/ SHERYL G. VON BLUCHER	Director	February 21, 2019
Sheryl G. von Blucher

/s/ MARK E. YALE	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 21, 2019
Mark E. Yale

/s/ MELISSA A. INDEST	Executive Vice President, Finance and Chief Accounting Officer (Principal Accounting Officer)	February 21, 2019
Melissa A. Indest

WASHINGTON PRIME GROUP INC. AND WASHINGTON PRIME GROUP, L.P.

Report of Independent Registered Public Accounting Firm
The Shareholders and the Board of Directors of Washington Prime Group Inc.:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Washington Prime Group Inc. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index to Financial Statements on Page F-1 (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework), and our report dated February 21, 2019 expressed an unqualified opinion thereon.
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
February 21, 2019

Report of Independent Registered Public Accounting Firm
The Shareholders and the Board of Directors of Washington Prime Group Inc.:
Opinion on Internal Control over Financial Reporting
We have audited Washington Prime Group Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). In our opinion, Washington Prime Group Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2018 consolidated financial statements of the Company and our report dated February 21, 2019 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
Indianapolis, Indiana
February 21, 2019

Washington Prime Group Inc.
Consolidated Balance Sheets
(dollars in thousands, except share and par value amounts)

	December 31, 2018	December 31, 2017
ASSETS:
Investment properties at cost	$5,914,705	$5,807,760
Less: accumulated depreciation	2,283,764	2,139,620
	3,630,941	3,668,140
Cash and cash equivalents	42,542	52,019
Tenant receivables and accrued revenue, net	85,463	90,314
Investment in and advances to unconsolidated entities, at equity	433,207	451,839
Deferred costs and other assets	169,135	189,095
Total assets	$4,361,288	$4,451,407
LIABILITIES:
Mortgage notes payable	$983,269	$1,157,082
Notes payable	982,697	979,372
Unsecured term loans	685,509	606,695
Revolving credit facility	286,002	154,460
Accounts payable, accrued expenses, intangibles, and deferred revenues	253,862	264,998
Distributions payable	2,992	2,992
Cash distributions and losses in unconsolidated entities, at equity	15,421	15,421
Total liabilities	3,209,752	3,181,020
Redeemable noncontrolling interests	3,265	3,265
EQUITY:
Stockholders' Equity:
Series H Cumulative Redeemable Preferred Stock, $0.0001 par value, 4,000,000 shares issued and outstanding as of December 31, 2018 and 2017	104,251	104,251
Series I Cumulative Redeemable Preferred Stock, $0.0001 par value, 3,800,000 shares issued and outstanding as of December 31, 2018 and 2017	98,325	98,325
Common stock, $0.0001 par value, 350,000,000 shares authorized; 186,074,461 and 185,791,421 issued and outstanding as of December 31, 2018 and 2017, respectively	19	19
Capital in excess of par value	1,247,639	1,240,483
Accumulated deficit	(456,924)	(350,594)
Accumulated other comprehensive income	6,400	6,920
Total stockholders' equity	999,710	1,099,404
Noncontrolling interests	148,561	167,718
Total equity	1,148,271	1,267,122
Total liabilities, redeemable noncontrolling interests and equity	$4,361,288	$4,451,407

The accompanying notes are an integral part of these statements.

Washington Prime Group Inc.
Consolidated Statements of Operations and Comprehensive Income
(dollars in thousands, except per share amounts)

	For the Year Ended December 31,
	2018	2017	2016
REVENUE:
Minimum rent	$492,169	$516,386	$572,781
Overage rent	9,313	9,115	12,882
Tenant reimbursements	191,319	208,290	236,510
Other income	30,504	24,331	21,302
Total revenues	723,305	758,122	843,475
EXPENSES:
Property operating	148,433	146,529	166,690
Depreciation and amortization	257,796	258,740	281,150
Real estate taxes	86,665	89,617	102,638
Advertising and promotion	9,070	9,107	10,375
Provision for credit losses	5,826	5,068	4,508
General and administrative	39,090	34,892	37,317
Merger, restructuring and transaction costs	—	—	29,607
Ground rent	789	2,438	4,318
Impairment loss	—	66,925	21,879
Total operating expenses	547,669	613,316	658,482

Interest expense, net	(141,987)	(126,541)	(136,225)
Gain (loss) on disposition of interests in properties, net	24,602	124,771	(1,987)
Gain on extinguishment of debt, net	51,395	90,579	34,612
Income and other taxes	(1,532)	(3,417)	(2,232)
Income (loss) from unconsolidated entities	541	1,395	(1,745)
NET INCOME	108,655	231,593	77,416
Net income attributable to noncontrolling interests	15,051	34,530	10,285
NET INCOME ATTRIBUTABLE TO THE COMPANY	93,604	197,063	67,131
Less: Preferred share dividends	(14,032)	(14,032)	(14,032)
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$79,572	$183,031	$53,099

EARNINGS PER COMMON SHARE, BASIC AND DILUTED	$0.42	$0.98	$0.29

COMPREHENSIVE INCOME:
Net income	$108,655	$231,593	$77,416
Unrealized (loss) income on interest rate derivative instruments	(1,284)	2,401	3,801
Comprehensive income	107,371	233,994	81,217
Comprehensive income attributable to noncontrolling interests	14,871	34,927	10,886
Comprehensive income attributable to common shareholders	$92,500	$199,067	$70,331
The accompanying notes are an integral part of these statements.

Washington Prime Group Inc.
Consolidated Statements of Cash Flows
(dollars in thousands)

	For the Year Ended December 31,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$108,655	$231,593	$77,416
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including fair value rent, fair value debt, deferred financing costs and equity-based compensation	259,022	259,167	284,960
Gain on extinguishment of debt, net	(51,395)	(90,579)	(34,612)
(Gain) loss on disposition of interests in properties and outparcels, net	(24,602)	(125,063)	1,987
Impairment loss	—	66,925	21,879
Provision for credit losses	5,826	5,068	4,508
(Income) loss from unconsolidated entities	(541)	(1,395)	1,745
Distributions of income from unconsolidated entities	8,619	1,873	804
Changes in assets and liabilities:
Tenant receivables and accrued revenue, net	327	2,309	(14,054)
Deferred costs and other assets	(23,087)	(21,209)	(14,397)
Accounts payable, accrued expenses, deferred revenues and other liabilities	4,421	(4,058)	(41,249)
Net cash provided by operating activities	287,245	324,631	288,987
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(80,108)	—	—
Capital expenditures, net	(153,850)	(147,329)	(173,593)
Net proceeds from disposition of interests in properties and outparcels	39,212	218,801	22,653
Investments in unconsolidated entities	(20,178)	(50,911)	(11,631)
Distributions of capital from unconsolidated entities	35,096	73,289	38,086
Net cash (used in) provided by investing activities	(179,828)	93,850	(124,485)
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to noncontrolling interest holders in properties	(66)	(114)	—
Redemption of limited partner units/preferred shares	(28)	(251)	(6)
Net proceeds from issuance of common shares, including common stock plans	—	13	512
Distributions to redeemable noncontrolling interest	—	—	(24)
Purchase of redeemable noncontrolling interest	—	(6,830)	(339)
Distributions on common and preferred shares/units	(236,821)	(236,152)	(235,092)
Proceeds from issuance of debt, net of transaction costs	708,563	1,293,322	206,740
Repayments of debt	(588,182)	(1,486,781)	(202,939)
Net cash used in financing activities	(116,534)	(436,793)	(231,148)
DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(9,117)	(18,312)	(66,646)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of year	70,201	88,513	155,159
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of year	$61,084	$70,201	$88,513

The accompanying notes are an integral part of these statements.

Washington Prime Group Inc.
Consolidated Statements of Equity
(dollars in thousands, except per share/unit amounts)

	Preferred Series H	Preferred Series I	Common Stock	Capital in Excess of Par Value	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income	Total Stockholders' Equity	Non-Controlling Interests	Total Equity	Redeemable Non-Controlling Interests
Balance, December 31, 2015	$104,251	$98,325	$19	$1,225,926	$(214,243)	$1,716	$1,215,994	$191,379	$1,407,373	$6,132
Exercise of stock options	—	—	—	512	—	—	512	—	512	—
Redemption of limited partner units	—	—	—	—	—	—	—	(6)	(6)	—
Other	—	—	—	151	—	—	151	—	151	(925)
Adjustment of redemption value for redeemable noncontrolling interest	—	—	—	(5,464)	—	—	(5,464)	—	(5,464)	5,464
Equity-based compensation	—	—	—	9,506	—	—	9,506	4,603	14,109	—
Adjustments to noncontrolling interests	—	—	—	2,007	—	—	2,007	(2,007)	—	—
Distributions on common shares/units ($1.00 per common share/unit)	—	—	—	—	(185,562)	—	(185,562)	(35,258)	(220,820)	—
Distributions declared on preferred shares	—	—	—	—	(14,032)	—	(14,032)	—	(14,032)	—
Other comprehensive income	—	—	—	—	—	3,200	3,200	601	3,801	—
Net income (loss), excluding $240 of distributions to preferred unitholders	—	—	—	—	67,131	—	67,131	10,056	77,187	(11)
Balance, December 31, 2016	104,251	98,325	19	1,232,638	(346,706)	4,916	1,093,443	169,368	1,262,811	10,660
Exercise of stock options	—	—	—	13	—	—	13	—	13	—
Redemption of limited partner units	—	—	—	—	—	—	—	(251)	(251)	—
Exchange of limited partner units	—	—	—	2,463	—	—	2,463	(2,463)	—	—
Other	—	—	—	(146)	—	—	(146)	—	(146)	—
Equity-based compensation	—	—	—	5,280	—	—	5,280	1,122	6,402	—
Adjustments to noncontrolling interests	—	—	—	(330)	—	—	(330)	330	—	—
Purchase of redeemable noncontrolling interest	—	—	—	565	—	—	565	—	565	(7,395)
Distributions on common shares/units ($1.00 per common share/unit)	—	—	—	—	(186,919)	—	(186,919)	(35,075)	(221,994)	—
Distributions declared on preferred shares	—	—	—	—	(14,032)	—	(14,032)	—	(14,032)	—
Other comprehensive income	—	—	—	—	—	2,004	2,004	397	2,401	—
Net income, excluding $240 of distributions to preferred unitholders	—	—	—	—	197,063	—	197,063	34,290	231,353	—
Balance, December 31, 2017	104,251	98,325	19	1,240,483	(350,594)	6,920	1,099,404	167,718	1,267,122	3,265

The accompanying notes are an integral part of these statements.

Washington Prime Group Inc.
Consolidated Statements of Equity
(dollars in thousands, except per share/unit amounts)

	Preferred Series H	Preferred Series I	Common Stock	Capital in Excess of Par Value	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income	Total Stockholders' Equity	Non-Controlling Interests	Total Equity	Redeemable Non-Controlling Interests
Cumulative effect of accounting standards	—	—	—	(389)	1,890	584	2,085	389	2,474	—
Redemption of limited partner units	—	—	—	—	—	—	—	(28)	(28)	—
Other	—	—	—	(103)	—	—	(103)	—	(103)	—
Equity-based compensation	—	—	—	7,480	—	—	7,480	842	8,322	—
Adjustments to noncontrolling interests	—	—	—	168	—	—	168	(168)	—	—
Distributions on common shares/units ($1.00 per common share/unit)	—	—	—	—	(187,792)	—	(187,792)	(34,823)	(222,615)	—
Distributions declared on preferred shares	—	—	—	—	(14,032)	—	(14,032)	—	(14,032)	—
Other comprehensive loss	—	—	—	—	—	(1,104)	(1,104)	(180)	(1,284)	—
Net income, excluding $240 of distributions to preferred unitholders	—	—	—	—	93,604	—	93,604	14,811	108,415	—
Balance, December 31, 2018	$104,251	$98,325	$19	$1,247,639	$(456,924)	$6,400	$999,710	$148,561	$1,148,271	$3,265

The accompanying notes are an integral part of these statements.

Report of Independent Registered Public Accounting Firm
The Partners of Washington Prime Group L.P.:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Washington Prime Group L.P. (the Partnership) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index to Financial Statements on Page F-1 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework), and our report dated February 21, 2019 expressed an unqualified opinion thereon.
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
February 21, 2019

Report of Independent Registered Public Accounting Firm
The Partners of Washington Prime Group, L.P.:
Opinion on Internal Control over Financial Reporting
We have audited Washington Prime Group, L.P.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). In our opinion, Washington Prime Group, L.P. (the Partnership) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2018 consolidated financial statements of the Partnership and our report dated February 21, 2019 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
Indianapolis, Indiana
February 21, 2019

Washington Prime Group, L.P.
Consolidated Balance Sheets
(dollars in thousands, except unit amounts)

	December 31, 2018	December 31, 2017
ASSETS:
Investment properties at cost	$5,914,705	$5,807,760
Less: accumulated depreciation	2,283,764	2,139,620
	3,630,941	3,668,140
Cash and cash equivalents	42,542	52,019
Tenant receivables and accrued revenue, net	85,463	90,314
Investment in and advances to unconsolidated entities, at equity	433,207	451,839
Deferred costs and other assets	169,135	189,095
Total assets	$4,361,288	$4,451,407
LIABILITIES:
Mortgage notes payable	$983,269	$1,157,082
Notes payable	982,697	979,372
Unsecured term loans	685,509	606,695
Revolving credit facility	286,002	154,460
Accounts payable, accrued expenses, intangibles, and deferred revenues	253,862	264,998
Distributions payable	2,992	2,992
Cash distributions and losses in unconsolidated entities, at equity	15,421	15,421
Total liabilities	3,209,752	3,181,020
Redeemable noncontrolling interests	3,265	3,265
EQUITY:
Partners' Equity:
General partner
Preferred equity, 7,800,000 units issued and outstanding as of December 31, 2018 and 2017	202,576	202,576
Common equity, 186,074,461 and 185,791,421 units issued and outstanding as of December 31, 2018 and 2017, respectively	797,134	896,828
Total general partners' equity	999,710	1,099,404
Limited partners, 34,755,660 and 34,760,026 units issued and outstanding as of December 31, 2018 and 2017, respectively	147,493	166,660
Total partners' equity	1,147,203	1,266,064
Noncontrolling interests	1,068	1,058
Total equity	1,148,271	1,267,122
Total liabilities, redeemable noncontrolling interests and equity	$4,361,288	$4,451,407

The accompanying notes are an integral part of these statements.

Washington Prime Group, L.P.
Consolidated Statements of Operations and Comprehensive Income
(dollars in thousands, except per unit amounts)

	For the Year Ended December 31,
	2018	2017	2016
REVENUE:
Minimum rent	$492,169	$516,386	$572,781
Overage rent	9,313	9,115	12,882
Tenant reimbursements	191,319	208,290	236,510
Other income	30,504	24,331	21,302
Total revenues	723,305	758,122	843,475
EXPENSES:
Property operating	148,433	146,529	166,690
Depreciation and amortization	257,796	258,740	281,150
Real estate taxes	86,665	89,617	102,638
Advertising and promotion	9,070	9,107	10,375
Provision for credit losses	5,826	5,068	4,508
General and administrative	39,090	34,892	37,317
Merger, restructuring and transaction costs	—	—	29,607
Ground rent	789	2,438	4,318
Impairment loss	—	66,925	21,879
Total operating expenses	547,669	613,316	658,482

Interest expense, net	(141,987)	(126,541)	(136,225)
Gain (loss) on disposition of interests in properties, net	24,602	124,771	(1,987)
Gain on extinguishment of debt, net	51,395	90,579	34,612
Income and other taxes	(1,532)	(3,417)	(2,232)
Income (loss) from unconsolidated entities	541	1,395	(1,745)
NET INCOME	108,655	231,593	77,416
Net income attributable to noncontrolling interests	76	68	11
NET INCOME ATTRIBUTABLE TO UNITHOLDERS	108,579	231,525	77,405
Less: Preferred unit distributions	(14,272)	(14,272)	(14,272)
NET INCOME ATTRIBUTABLE TO COMMON UNITHOLDERS	$94,307	$217,253	$63,133

NET INCOME ATTRIBUTABLE TO COMMON UNITHOLDERS:
General partner	$79,572	$183,031	$53,099
Limited partners	14,735	34,222	10,034
Net income attributable to common unitholders	$94,307	$217,253	$63,133

EARNINGS PER COMMON UNIT, BASIC AND DILUTED	$0.42	$0.98	$0.29

COMPREHENSIVE INCOME:
Net income	$108,655	$231,593	$77,416
Unrealized (loss) income on interest rate derivative instruments	(1,284)	2,401	3,801
Comprehensive income	107,371	233,994	81,217
Comprehensive income attributable to noncontrolling interests	76	68	11
Comprehensive income attributable to unitholders	$107,295	$233,926	$81,206

The accompanying notes are an integral part of these statements.

Washington Prime Group, L.P.
Consolidated Statements of Cash Flows
(dollars in thousands)

	For the Year Ended December 31,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$108,655	$231,593	$77,416
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including fair value rent, fair value debt, deferred financing costs and equity-based compensation	259,022	259,167	284,960
Gain on extinguishment of debt, net	(51,395)	(90,579)	(34,612)
(Gain) loss on disposition of interests in properties and outparcels, net	(24,602)	(125,063)	1,987
Impairment loss	—	66,925	21,879
Provision for credit losses	5,826	5,068	4,508
(Income) loss from unconsolidated entities	(541)	(1,395)	1,745
Distributions of income from unconsolidated entities	8,619	1,873	804
Changes in assets and liabilities:
Tenant receivables and accrued revenue, net	327	2,309	(14,054)
Deferred costs and other assets	(23,087)	(21,209)	(14,397)
Accounts payable, accrued expenses, deferred revenues and other liabilities	4,421	(4,058)	(41,249)
Net cash provided by operating activities	287,245	324,631	288,987
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(80,108)	—	—
Capital expenditures, net	(153,850)	(147,329)	(173,593)
Net proceeds from disposition of interests in properties and outparcels	39,212	218,801	22,653
Investments in unconsolidated entities	(20,178)	(50,911)	(11,631)
Distributions of capital from unconsolidated entities	35,096	73,289	38,086
Net cash (used in) provided by investing activities	(179,828)	93,850	(124,485)
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to noncontrolling interest holders in properties	(66)	(114)	—
Redemption of limited partner/preferred units	(28)	(251)	(6)
Net proceeds from issuance of common units, including equity-based compensation plans	—	13	512
Distributions to redeemable noncontrolling interest	—	—	(24)
Purchase of redeemable noncontrolling interest	—	(6,830)	(339)
Distributions to unitholders, net	(236,821)	(236,152)	(235,092)
Proceeds from issuance of debt, net of transaction costs	708,563	1,293,322	206,740
Repayments of debt	(588,182)	(1,486,781)	(202,939)
Net cash used in financing activities	(116,534)	(436,793)	(231,148)
DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(9,117)	(18,312)	(66,646)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of year	70,201	88,513	155,159
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of year	$61,084	$70,201	$88,513

The accompanying notes are an integral part of these statements.

Washington Prime Group, L.P.
Consolidated Statements of Equity
(dollars in thousands, except per unit amounts)

	General Partner
	Preferred	Common	Total	Limited Partners	Total Partners' Equity	Non- Controlling Interests	Total Equity	Redeemable Non-Controlling Interests
Balance, December 31, 2015	$202,576	$1,013,418	$1,215,994	$190,297	$1,406,291	$1,082	$1,407,373	$6,132
Exercise of stock options	—	512	512	—	512	—	512	—
Redemption of limited partner units	—	—	—	(6)	(6)	—	(6)	—
Other	—	151	151	—	151	—	151	(925)
Adjustment of redemption value for redeemable noncontrolling interest	—	(5,464)	(5,464)	—	(5,464)	—	(5,464)	5,464
Equity-based compensation	—	9,506	9,506	4,603	14,109	—	14,109	—
Adjustments to limited partners' interests	—	2,007	2,007	(2,007)	—	—	—	—
Distributions to common unitholders, net	—	(185,562)	(185,562)	(35,258)	(220,820)	—	(220,820)	—
Distributions declared on preferred units	(14,032)	—	(14,032)	—	(14,032)	—	(14,032)	(240)
Other comprehensive income	—	3,200	3,200	601	3,801	—	3,801	—
Net income	14,032	53,099	67,131	10,034	77,165	22	77,187	229
Balance, December 31, 2016	202,576	890,867	1,093,443	168,264	1,261,707	1,104	1,262,811	10,660
Exercise of stock options	—	13	13	—	13	—	13	—
Redemption of limited partner units	—	—	—	(251)	(251)	—	(251)	—
Exchange of limited partner units	—	2,463	2,463	(2,463)	—	—	—	—
Other	—	(146)	(146)	—	(146)	—	(146)	—
Equity-based compensation	—	5,280	5,280	1,122	6,402	—	6,402	—
Adjustments to noncontrolling interests	—	(330)	(330)	330	—	—	—	—
Purchase of redeemable noncontrolling interest	—	565	565	—	565	—	565	(7,395)
Distributions to common unitholders, net	—	(186,919)	(186,919)	(34,961)	(221,880)	(114)	(221,994)	—
Distributions declared on preferred units	(14,032)	—	(14,032)	—	(14,032)	—	(14,032)	(240)
Other comprehensive income	—	2,004	2,004	397	2,401	—	2,401	—
Net income	14,032	183,031	197,063	34,222	231,285	68	231,353	240
Balance, December 31, 2017	202,576	896,828	1,099,404	166,660	1,266,064	1,058	1,267,122	3,265

The accompanying notes are an integral part of these statements.

Washington Prime Group, L.P.
Consolidated Statements of Equity
(dollars in thousands, except per unit amounts)

	General Partner
	Preferred	Common	Total	Limited Partners	Total Partners' Equity	Non- Controlling Interests	Total Equity	Redeemable Non-Controlling Interests
Cumulative effect of accounting standards	—	2,085	2,085	389	2,474	—	2,474	—
Redemption of limited partner units	—	—	—	(28)	(28)	—	(28)	—
Other	—	(103)	(103)	—	(103)	—	(103)	—
Equity-based compensation	—	7,480	7,480	842	8,322	—	8,322	—
Adjustments to noncontrolling interests	—	168	168	(168)	—	—	—	—
Distributions to common unitholders, net	—	(187,792)	(187,792)	(34,757)	(222,549)	(66)	(222,615)	—
Distributions declared on preferred units	(14,032)	—	(14,032)	—	(14,032)	—	(14,032)	(240)
Other comprehensive loss	—	(1,104)	(1,104)	(180)	(1,284)	—	(1,284)	—
Net income	14,032	79,572	93,604	14,735	108,339	76	108,415	240
Balance, December 31, 2018	$202,576	$797,134	$999,710	$147,493	$1,147,203	$1,068	$1,148,271	$3,265

The accompanying notes are an integral part of these statements.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Notes to Consolidated Financial Statements
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

1.	Organization
Washington Prime Group Inc. ("WPG Inc.") is an Indiana corporation that operates as a fully integrated, self-administered and self-managed real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended (the "Code"). WPG Inc. will generally qualify as a REIT for U.S. federal income tax purposes as long as it continues to distribute at least 90% of its REIT taxable income, exclusive of net capital gains, and satisfy certain other requirements. WPG Inc. will generally be allowed a deduction against its U.S. federal income tax liability for dividends paid by it to REIT shareholders, thereby reducing or eliminating any corporate level taxation to WPG Inc. Washington Prime Group, L.P. ("WPG L.P.") is WPG Inc.'s majority-owned limited partnership subsidiary that owns, develops and manages, through its affiliates, all of WPG Inc.'s real estate properties and other assets. WPG Inc. is the sole general partner of WPG L.P. On May 28, 2014, WPG separated from Simon Property Group ("SPG") through the distribution of 100% of the outstanding units of WPG L.P. to the owners of Simon Property Group L.P. and 100% of the outstanding shares of WPG Inc. to the SPG common shareholders in a tax-free distribution. Prior to the separation, WPG Inc. and WPG L.P. were wholly owned subsidiaries of SPG and its subsidiaries. On January 15, 2015, the Company acquired Glimcher Realty Trust ("GRT") in a stock and cash transaction valued at approximately $4.2 billion, including the assumption of debt. As of December 31, 2018, our assets consisted of material interests in 108 shopping centers in the United States, consisting of open air properties and enclosed retail properties, comprised of approximately 58 million square feet (unaudited) of managed gross leasable area ("GLA").
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
Leadership Changes and Severance Impacting Financial Results
2018 Activity
On May 7, 2018, the Company's Executive Vice President, Property Management was terminated without cause from his position and received severance payments and other benefits pursuant to the terms and conditions of his employment agreement. In addition, the Company terminated without cause additional non-executive personnel in the Property Management department. In connection with and as part of the aforementioned management and personnel changes, the Company recorded aggregate severance charges of $2.0 million, including $0.5 million of non-cash stock compensation in the form of accelerated vesting of equity incentive awards, which costs are included in general and administrative expense in the accompanying consolidated statements of operations and comprehensive income for the year ended December 31, 2018.
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

2.	Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The consolidated balance sheets as of December 31, 2018 and 2017 include the accounts of WPG Inc. and WPG L.P., as well as their majority owned and controlled subsidiaries. The accompanying consolidated statements of operations include the consolidated accounts of the Company. All intercompany transactions have been eliminated in consolidation.
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
We consolidate a variable interest entity ("VIE") when we are determined to be the primary beneficiary. Determination of the primary beneficiary of a VIE is based on whether an entity has (1) the power to direct activities that most significantly impact the economic performance of the VIE and (2) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. Our determination of the primary beneficiary of a VIE considers all relationships between us and the VIE, including management agreements and other contractual arrangements. As of December 31, 2018, we have two VIEs which consist of our interest in WPG L.P. and undeveloped land, respectively.
There have been no changes during the year ended December 31, 2018 to any of our previous conclusions about whether an entity qualifies as a VIE or whether we are the primary beneficiary of any previously identified VIE. During the year ended December 31, 2018, we did not provide financial or other support to a previously identified VIE that we were not previously contractually obligated to provide.
Investments in partnerships and joint ventures represent our noncontrolling ownership interests in properties. We account for these investments using the equity method of accounting. We initially record these investments at cost and we subsequently adjust for net equity in income or loss, which we allocate in accordance with the provisions of the applicable partnership or joint venture agreement and cash contributions and distributions, if applicable. The allocation provisions in the partnership or joint venture agreements are not always consistent with the legal ownership interests held by each general or limited partner or joint venture investee primarily due to partner preferences. We separately report investments in joint ventures for which accumulated distributions have exceeded investments in and our share of net income from the joint ventures within cash distributions and losses in unconsolidated entities, at equity in the consolidated balance sheets. The net equity of certain joint ventures is less than zero because of financing or operating distributions that are usually greater than net income, as net income includes non-cash charges for depreciation and amortization, and WPG has historically committed to or intends to fund the venture.
As of December 31, 2018, our assets consisted of material interests in 108 shopping centers. The consolidated financial statements as of that date reflect the consolidation of 91 wholly owned properties and four additional properties that are less than wholly owned, but which we control or for which we are the primary beneficiary. We account for our interests in the remaining 13 properties, or the joint venture properties, using the equity method of accounting. While we manage the day-to-day operations of the joint venture properties, we do not control the operations as we have determined that our partner or partners have substantive participating rights with respect to the assets and operations of these joint venture properties.
We allocate net operating results of WPG L.P. to third parties and to WPG Inc. based on the partners' respective weighted average ownership interests in WPG L.P. Net operating results of WPG L.P. attributable to third parties are reflected in net income attributable to noncontrolling interests. WPG Inc.'s weighted average ownership interest in WPG L.P. was 84.4%, 84.3% and 84.1% for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018 and 2017, WPG Inc.'s ownership interest in WPG L.P. was 84.4% and, 84.3% respectively. We adjust the noncontrolling limited partners' interests at the end of each period to reflect their interest in WPG L.P.

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
Investment Properties
We record investment properties at fair value when acquired. Investment properties include costs of acquisitions; development, predevelopment, and construction (including allocable salaries and related benefits); tenant allowances and improvements; and interest and real estate taxes incurred during construction. We capitalize improvements and replacements from repair and maintenance when the repair and maintenance extends the useful life, increases capacity, or improves the efficiency of the asset. All other repair and maintenance items are expensed as incurred. We capitalize interest on projects during periods of construction until the projects are ready for their intended purpose based on interest rates in place during the construction period. Capitalized interest for the years ended December 31, 2018, 2017 and 2016 was $2,234, $1,521 and $2,640, respectively.
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
Investments in Unconsolidated Entities
Joint ventures are common in the real estate industry. We use joint ventures to finance properties, develop new properties, and diversify our risk in a particular property or portfolio of properties. We held material unconsolidated joint venture ownership interests in 13 properties as of December 31, 2018 and 2017 (see Note 5 - "Investment in Unconsolidated Entities, at Equity").
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
Purchase Accounting Valuation
We record the total consideration of acquisitions, including transaction costs as permitted under Accounting Standards Update ("ASU ") 2017-1, "Business Combinations (Topic 805): Clarifying the Definition of a Business," and any excess investment in unconsolidated entities to the various components of the acquisition based upon the fair value of each component which may be derived from various Level 2 and Level 3 inputs. Level 3 inputs include our estimations of net operating results of the property, capitalization rates and discount rates. Also, we may utilize third party valuation specialists. These components typically include buildings, land and intangibles related to in-place leases and we estimate:

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
In accordance with ASU 2014-09 requirements, the disclosure of the impact of adoption on our consolidated statements of operations for the year ended December 31, 2018 and consolidated balance sheet as of December 31, 2018 were as follows:

	For the Year Ended December 31, 2018
	As Reported	Balances Without Adoption of ASU 2014-09	Effect of Change Higher/(Lower)
Consolidated Statements of Operations
Revenues
Other income	$30,504	$29,954	$550

	December 31, 2018
	As Reported	Balances Without Adoption of ASU 2014-09	Effect of Change Higher/(Lower)
Balance Sheet
Liabilities
Accounts payable, accrued expenses, intangibles, and deferred revenues	$253,862	$256,886	$(3,024)

Equity
Capital in excess of par value	$1,247,639	$1,248,111	$(472)
Accumulated deficit	$(456,924)	$(459,948)	$3,024
Noncontrolling interests	$148,561	$148,089	$472
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

The following is a summary of our cash, cash equivalents and restricted cash total as presented in our statements of cash flows for the years ended December 31, 2018, 2017 and 2016:

	For the Year Ended December 31,
	2018	2017	2016
Cash and cash equivalents	$42,542	$52,019	$59,353
Restricted cash	18,542	18,182	29,160
Total cash, cash equivalents and restricted cash	$61,084	$70,201	$88,513
For the year ended December 31, 2017, restricted cash related to cash flows provided by operating activities of $2.9 million, restricted cash related to cash flows used in investing activities of $6.4 million, and restricted cash related to cash flows used in financing activities of $1.7 million were reclassified. For the year ended December 31, 2016, restricted cash related to cash flows provided by operating activities of $0.8 million, restricted cash related to cash flows used in investing activities of $1.5 million, and restricted cash related to cash flows used in financing activities of $10.4 million were reclassified. Restricted cash primarily relates to cash held in escrow for payment of real estate taxes and property reserves for maintenance, expansion or leasehold improvements as required by our mortgage loans. Restricted cash is included in "Deferred costs and other assets" in the accompanying balance sheets as of December 31, 2018 and December 31, 2017.
New Standards Issued But Not Yet Adopted
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. It is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. In July 2018, the FASB approved an amendment that provides an entity the optional transition method to initially account for the impact of the adoption ASU 2016-02 with a cumulative adjustment to retained earnings on January 1, 2019 (the effective date of the ASU), rather than January 1, 2017, which would eliminate the need to restate amounts presented prior to January 1, 2019. We will utilize this optional transition method. From a lessee perspective, the Company currently has four material ground leases, two material office leases, and one material garage lease that, under the new guidance, will result in the recognition of a lease liability and corresponding right-of-use asset. As of December 31, 2018, undiscounted future minimum lease payments due under these leases total approximately $31.1 million with termination dates which range from 2023 to 2076 and we expect the recognized lease liability and corresponding right-of-use asset to not exceed $20.0 million upon adoption.
From a lessor perspective, the new guidance remains mostly similar to current rules, though contract consideration will now be allocated between lease and non-lease components. Non-lease component allocations will be recognized under ASU 2014-09, and we expect that this will result in a different pattern of recognition for certain non-lease components, including for fixed common-area ("CAM") revenues. However, the FASB's amendment to ASU 2016-02 referred to above allows lessors to elect, as a practical expedient, not to allocate the total consideration to lease and non-lease components based on their relative standalone selling prices. This practical expedient allows lessors to elect a combined single lease component presentation if (i) the timing and pattern of the revenue recognition of the combined single lease component is the same, and (ii) the combined single component would be classified as an operating lease. We believe we meet the criteria to use this practical expedient and we plan to elect this practical expedient upon the effective date. In addition, ASU 2016-02 limits the capitalization of leasing costs to initial direct costs, which will likely result in a reduction to our capitalized leasing costs and an increase to general and administrative expenses, though the amount of such changes is highly dependent upon the leasing compensation structures in place at the time of adoption. For the years ended December 31, 2018 and 2017, the Company deferred $17.7 million and $16.9 million of internal leasing costs, respectively. From a lessor perspective, other than the reduction to capitalized leasing costs and increase to general and administrative expenses related to internal leasing costs based on the Company’s current leasing compensation structure, which is not expected to change significantly upon adoption of ASU 2016-02, we do not expect the adoption of ASU 2016-02 to have a material impact to the Company’s consolidated financial statements.
In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurements (ASC 820): Disclosure Framework- Changes to the Disclosure Requirements for Fair Value Measurements." ASU 2018-13 eliminates certain disclosure requirements for all entities, requires public entities to disclose certain new information, and modifies some disclosure requirements. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the impact this ASU will have on our financial statements and related disclosures.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit, per share and per unit amounts and where indicated as in millions or billions)

Deferred Costs and Other Assets
Deferred costs and other assets include the following as of December 31, 2018 and 2017:

	2018	2017
Deferred leasing costs and corporate improvements, net	$74,260	$79,079
In-place lease intangibles, net	38,453	46,627
Acquired above market lease intangibles, net	18,827	24,254
Mortgage and other escrow deposits	18,542	18,182
Prepaids, notes receivable and other assets, net	19,053	20,953
	$169,135	$189,095
During the year ended December 31, 2018, the Company received the remaining $5.3 million outstanding on the promissory note receivable related to the August 19, 2016 sale of Knoxville Center, located in Knoxville, Tennessee (see Note 4 - "Investment in Real Estate" for details).
Deferred Leasing Costs and Corporate Improvements
Our deferred leasing costs consist of salaries and related benefits, including fees charged by SPG in conjunction with the 2014 spin-off (see Note 11- "Related Party Transactions" for further details), for salaries and related benefits incurred in connection with lease originations, and fees paid to third party brokers. We record amortization of deferred leasing costs on a straight-line basis over the terms of the related leases. Details of deferred leasing costs and corporate improvements as of December 31, 2018 and 2017 are as follows:

	2018	2017
Deferred leasing costs	$142,903	$143,667
Corporate improvements	6,072	5,324
Accumulated amortization	(74,715)	(69,912)
Deferred lease costs and corporate improvements, net	$74,260	$79,079
Amortization of deferred leasing costs is a component of depreciation and amortization expense. The accompanying consolidated statements of operations include amortization expense of $27.9 million, $25.9 million, and $26.0 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Revenue Recognition
The following tables disaggregate our revenue by major source for the years ended December 31, 2018, 2017 and 2016:

	For the Year Ended December 31, 2018
	Minimum rent	Overage rent	Tenant reimbursements	Other income	Total
Lease related	$492,169	$9,313	$191,319	$3,457	$696,258
Ancillary	—	—	—	10,275	10,275
Fee related	—	—	—	9,527	9,527
Other(1)	—	—	—	7,245	7,245
Total revenues	$492,169	$9,313	$191,319	$30,504	$723,305
(1) Primarily relates to insurance proceeds received from property insurance claims and excess franchise tax refunds for a previously-owned property.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit, per share and per unit amounts and where indicated as in millions or billions)

	For the Year Ended December 31, 2017
	Minimum rent	Overage rent	Tenant reimbursements	Other income	Total
Lease related	$516,386	$9,115	$208,290	$3,492	$737,283
Ancillary	—	—	—	9,848	9,848
Fee related	—	—	—	7,906	7,906
Other	—	—	—	3,085	3,085
Total revenues	$516,386	$9,115	$208,290	$24,331	$758,122

	For the Year Ended December 31, 2016
	Minimum rent	Overage rent	Tenant reimbursements	Other income	Total
Lease related	$572,781	$12,882	$236,510	$1,310	$823,483
Ancillary	—	—	—	10,111	10,111
Fee related	—	—	—	6,709	6,709
Other	—	—	—	3,172	3,172
Total revenues	$572,781	$12,882	$236,510	$21,302	$843,475
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
Ancillary: We seek to monetize our common areas through robust ancillary programs. These programs include destination holiday experiences, customer service programs, sponsored children's play areas and local events, and static and digital media initiatives. We enter into agreements with unrelated third parties under these programs and charge a negotiated fee in exchange for providing the unrelated third party access to the common area as defined under the respective agreements. We recognize the fee as revenue as we satisfy our performance obligations, which typically occurs over one year.

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
Allowance for Credit Losses
We record a provision for credit losses based on our judgment of a tenant's creditworthiness, ability to pay and probability of collection. In addition, we also consider the retail sector in which the tenant operates and our historical collection experience in cases of bankruptcy, if applicable. Accounts are written off when they are deemed to be no longer collectible. The activity in the allowance for credit losses, which are included in "Tenant receivables and accrued revenue, net" in the accompanying balance sheets, during the years ended December 31, 2018, 2017 and 2016 is as follows:

	For the Year Ended December 31,
	2018	2017	2016
Balance, beginning of year	$7,867	$8,578	$4,222
Provision for credit losses	5,826	5,068	4,508
Accounts deconsolidated upon joint venture formation (see Note 5)	—	(1,271)	—
Accounts written off, net of recoveries, and other	(3,562)	(4,508)	(152)
Balance, end of year	$10,131	$7,867	$8,578
Income and Other Taxes
WPG Inc. has elected to be taxed as a REIT under Sections 856 through 860 of the Code and applicable Treasury regulations relating to REIT qualification. In order to maintain REIT status, the regulations require the entity to distribute at least 90% of taxable income, exclusive of net capital gains, to its owners and meet certain other asset and income tests as well as other requirements. WPG Inc. intends to continue to adhere to these requirements and maintain its REIT status and that of its REIT subsidiaries. As a REIT, WPG Inc. will generally not be liable for federal corporate income taxes as long as it continues to distribute at least of 100% of its taxable income. Thus, we made no provision for federal income taxes on WPG Inc. in the accompanying consolidated financial statements. If WPG Inc. fails to qualify as a REIT, it will be subject to tax at regular corporate rates for the years in which it failed to qualify. If WPG Inc. loses its REIT status it could not elect to be taxed as a REIT for four years unless its failure to qualify was due to reasonable cause and certain other conditions were satisfied.
We have also elected taxable REIT subsidiary ("TRS") status for some of WPG Inc.'s subsidiaries. This enables us to provide services that would otherwise be considered impermissible for REITs and participate in activities that do not qualify as "rents from real property." For the years ended December 31, 2018, 2017 and 2016, we recorded federal income tax provisions (benefits) of $525, $(87), and $227, respectively, related to the taxable income generated by the TRS entities, which is included in income and other taxes in the accompanying consolidated statements of operations and comprehensive income. For these entities, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted tax rates to be in effect when the temporary differences reverse. There were no deferred tax assets or liabilities for the years ended December 31, 2018 and 2017 as a result of federal and state net operating loss carryovers.
A valuation allowance for deferred tax assets is provided if we believe all or some portion of the deferred tax asset may not be realized. An increase or decrease in the valuation allowance that results from the change in circumstances that causes a change in our judgment about the realizability of the related deferred tax asset is included in income. There were no valuation allowances as of December 31, 2018 and 2017, respectively, as the TRS did not have any net operating loss carryovers. As of December 31, 2018 and 2017, the TRS had no net deferred tax assets related to net operating loss carryovers.
We are also subject to certain other taxes, including state and local taxes and franchise taxes, which are included in income and other taxes in the accompanying consolidated statements of operations and comprehensive income.
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

The following characterizes distributions paid per common and preferred share on a tax basis for the years ended December 31, 2018, 2017 and 2016:

	2018		2017		2016
	$	%	$	%	$	%
Common shares
Ordinary income	$1.0000	100.00%	$0.4306	43.06%	$0.6128	61.28%
Capital gain	—	—	0.5694	56.94%	—	—
Non-dividend distributions	—	—	—	—	0.3872	38.72%
	$1.0000	100.00%	$1.0000	100.00%	$1.0000	100.00%

Series H Preferred Shares
Ordinary income	$1.8752	100.00%	$1.0093	43.06%	$1.4064	100.00%
Capital gain	—	—	1.3347	56.94%	—	—
	$1.8752	100.00%	$2.3440	100.00%	$1.4064	100.00%

Series I Preferred Shares
Ordinary income	$1.7188	100.00%	$0.9251	43.06%	$1.2891	100.00%
Capital gain	—	—	1.2234	56.94%	—	—
	$1.7188	100.00%	$2.1485	100.00%	$1.2891	100.00%
Noncontrolling Interests for WPG Inc.
Details of the carrying amount of WPG Inc.'s noncontrolling interests are as follows as of December 31, 2018 and 2017:

	2018	2017
Limited partners' interests in WPG L.P.	$147,493	$166,660
Noncontrolling interests in properties	1,068	1,058
Total noncontrolling interests	$148,561	$167,718
Net income attributable to noncontrolling interests (which includes limited partners' interests in WPG L.P. and noncontrolling interests in consolidated properties) is a component of consolidated net income of WPG Inc.
Redeemable Noncontrolling Interests for WPG Inc.
During the year ended December 31, 2017, but prior to the completion of the O'Connor Joint Venture II transaction (see Note 5 - "Investment in Unconsolidated Entities, at Equity" for further details), the Company purchased all of the redeemable noncontrolling interest equity owned by the unaffiliated third parties in consolidated joint venture entities that owned Arbor Hills, located in Ann Arbor, Michigan and Classen Curve and The Triangle at Classen Curve, each located in Oklahoma City, Oklahoma and Nichols Hills Plaza, located in Nichols Hills, Oklahoma (the "Oklahoma City Properties," collectively). At December 31, 2018 and 2017, redeemable noncontrolling interests represented the outstanding 130,592 units of WPG L.P. 7.3% Series I-1 Preferred Units (the "Series I-1 Preferred Units"). Dividends accrue quarterly at an annual rate of 7.3% per share. The unaffiliated third parties have, at their option, the right to have their equity purchased by the Company subject to the satisfaction of certain conditions.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit, per share and per unit amounts and where indicated as in millions or billions)

4.	Investment in Real Estate
Summary
Investment properties consisted of the following as of December 31, 2018 and 2017:

	2018	2017
Land	$836,214	$807,202
Buildings and improvements	4,980,939	4,908,794
Total land, buildings and improvements	5,817,153	5,715,996
Furniture, fixtures and equipment	97,552	91,764
Investment properties at cost	5,914,705	5,807,760
Less: accumulated depreciation	2,283,764	2,139,620
Investment properties at cost, net	$3,630,941	$3,668,140

Construction in progress included above	$35,068	$46,046
Real Estate Acquisitions and Dispositions
We acquire interests in properties to generate both current income and long-term appreciation in value. We acquire interests in individual properties or portfolios of retail real estate companies that meet our investment criteria and dispose of properties which no longer meet our strategic criteria. Unless otherwise noted below, gains and losses on these transactions are included in gain (loss) on sale of interests in properties, net in the accompanying consolidated statements of operations and comprehensive income.
No acquisition activity occurred during the years ended December 31, 2017 and 2016. Acquisition activity for the year ended December 31, 2018 and disposition activity for the years ended December 31, 2018, 2017 and 2016 is highlighted as follows:
2018 Acquisitions
On April 11, 2018, we acquired, through a sale-leaseback transaction, four Sears department stores and adjacent Sears Auto Centers at Longview Mall, located in Longview, Texas; Polaris Fashion Place®, located in Columbus, Ohio; Southern Hills Mall, located in Sioux City, Iowa; and Town Center at Aurora, located in Aurora, Colorado. The purchase price was approximately $28.5 million and was funded by a combination of $13.4 million from our Facility (as defined in Note 6 - "Indebtedness"), $9.7 million from the first tranche of the Four Corners transaction, as discussed below, and $5.4 million from O'Connor Mall Partners, L.P. ("O'Connor") related to their pro-rata share of the joint venture that owns Polaris Fashion Place® (see Note 5 - "Investment in Unconsolidated Entities, at Equity").
On April 24, 2018, the Company closed on the acquisition of Southgate Mall, located in Missoula, Montana, for $58.0 million, which was funded from our Facility (as defined in Note 6 - "Indebtedness").
The following table summarizes the fair value allocation for the acquisitions, which was finalized during the three months ended June 30, 2018:

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
2018 Dispositions
During the year ended December 31, 2018, we completed the sale of various tranches of restaurant outparcels to FCPT Acquisitions, LLC ("Four Corners") pursuant to the purchase and sale agreement executed on September 20, 2017 between the Company and Four Corners. The following table summarizes the key terms of each tranche:

Tranche	Sales Date	Parcels Sold	Purchase Price	Sales Proceeds
Tranche 1	January 12, 2018	10	$13,692	$13,506
Tranche 2	June 29, 2018	5	9,503	9,423
Tranche 3	July 27, 2018	2	4,607	4,530
Tranche 4	October 31, 2018	2	1,718	1,714
Tranche 5	November 16, 2018	1	3,195	3,166
		20	$32,715	$32,339
The Company used the proceeds to fund a portion of the acquisition of the Sears parcels on April 11, 2018 as discussed above, to reduce corporate debt, and to fund ongoing redevelopment efforts. The Company expects to close on the remaining 24 outparcels for approximately $37.5 million during the first half of 2019, subject to due diligence and closing conditions (see Note 13 - "Subsequent Events" for additional details).
In connection with the 2018 dispositions, the Company recorded a net gain of $24.6 million which is included in gain (loss) on disposition of interests in properties, net in the accompanying consolidated statements of operations and comprehensive income for the year ended December 31, 2018.
On October 23, 2018, Rushmore Mall, located in Rapid City, South Dakota, was transitioned to the lender (see Note 6 - "Indebtedness" for further discussion).
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

In connection with the 2017 dispositions, the Company recorded a net gain of $124.8 million which is included in gain (loss) on disposition of interests in properties, net in the accompanying consolidated statements of operations and comprehensive income for the year ended December 31, 2017.
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
On August 19, 2016, the Company completed the sale of Knoxville Center to a private real estate investor (the "Buyer") for a purchase price of $10.1 million. The sales price consisted of $3.9 million paid to the Company at closing and the issuance of a promissory note for $6.2 million from the Buyer to the Company with an interest rate of 5.5% per annum (see Note 3 - "Summary of Significant Accounting Policies" for further discussion). The remaining note receivable balance of $5.3 million was received during the year ended December 31, 2018. The net proceeds from the transaction were used to reduce the balance outstanding under the Facility (see Note 6 - "Indebtedness").
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
In connection with the 2016 dispositions, the Company recorded a net loss of $2.0 million, which is included in gain (loss) on disposition of interests in properties, net in the accompanying consolidated statements of operations and comprehensive income for the year ended December 31, 2016.
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
The following table denotes the gross carrying values of the respective intangibles as of December 31, 2018 and 2017:

	Balance as of
Intangible Asset/Liability	December 31, 2018	December 31, 2017
Above-market leases - Company is lessor	$48,373	$51,315
Below-market leases - Company is lessor	$117,395	$124,475
In-place leases	$109,379	$120,159
The intangibles related to above and below-market leases in which the Company is the lessor are amortized to minimum rents on a straight-line basis over the estimated life of the lease, with amortization as a net increase to minimum rents in the amounts of $8,971, $7,323, and $9,930 for the years ended December 31, 2018, 2017 and 2016, respectively.
In-place leases are amortized to depreciation and amortization expense over the life of the leases to which they pertain, with such amortization of $14,780, $18,457, and $24,269 for the years ended December 31, 2018, 2017 and 2016, respectively.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit, per share and per unit amounts and where indicated as in millions or billions)

The table below identifies the types of intangible assets and liabilities, their location on the consolidated balance sheets, their weighted average amortization period, and their book value, which is net of accumulated amortization, as of December 31, 2018 and 2017:

			Balance as of
Intangible Asset/Liability	Location on the Consolidated Balance Sheets	Weighted Average Remaining Amortization (in years)	December 31, 2018	December 31, 2017
Above-market leases - Company is lessor	Deferred costs and other assets	6.9	$18,827	$24,254
Below-market leases - Company is lessor	Accounts payable, accrued expenses, intangibles and deferred revenues	12.6	$66,651	$77,870
In-place leases	Deferred costs and other assets	11.1	$38,453	$46,627
The future net amortization of intangibles as an increase (decrease) to net income as of December 31, 2018 is as follows:

	Above/Below-Market Leases-Lessor	In-place Leases	Total Net Intangible Amortization
2019	$4,339	$(9,203)	$(4,864)
2020	4,606	(6,965)	(2,359)
2021	4,677	(3,584)	1,093
2022	4,187	(2,819)	1,368
2023	3,619	(2,285)	1,334
Thereafter	26,396	(13,597)	12,799
	$47,824	$(38,453)	$9,371
Impairment
During the fourth quarter of 2017, a major anchor tenant of Rushmore Mall informed us of their intention to close their store at the property. The impending closure was deemed a triggering event and, therefore, we evaluated this property in conjunction with our quarterly impairment review and preparation of our financial statements for the year ended December 31, 2017. We compared the estimated fair value of $37.5 million to the related carrying value of $75.0 million, which resulted in the recording of an impairment charge of approximately $37.5 million in the consolidated statements of operations and comprehensive income for the year ended December 31, 2017.
On November 3, 2017, the Company completed the sale of Colonial Park Mall for $15.0 million. We compared the fair value measurement of the property to its relative carrying value, which resulted in the recording of an impairment charge of approximately $20.9 million in the accompanying consolidated statements of operations and comprehensive income for the year ended December 31, 2017. The impairment charge was due to the change in facts and circumstances when we decided to hold the asset for a shorter period which resulted in the carrying value not being recoverable from the projected cash flows.
During the first quarter of 2017, the Company entered into a purchase and sale agreement to dispose of Morgantown Commons, which was sold in the second quarter of 2017. Earlier in 2017, we shortened the hold period used in assessing impairment for the asset, which resulted in the carrying value not being recoverable from the expected cash flows. The purchase offer represented the best available evidence of fair value for this property. We compared the fair value to the carrying value, which resulted in the recording of an impairment charge of approximately $8.5 million in the accompanying consolidated statements of operations and comprehensive income for the year ended December 31, 2017.
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

5.	Investment in Unconsolidated Entities, at Equity
The Company's investment activity in unconsolidated real estate entities for the years ended December 31, 2018 and 2017 consisted of investments in the following joint ventures:

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
During the year ended December 31, 2017, we completed an additional joint venture transaction with O'Connor with respect to the ownership and operation of seven of the Company's retail properties and certain related outparcels, consisting of the following: The Arboretum, located in Austin, Texas; Arbor Hills; the Oklahoma City Properties; Gateway Centers, located in Austin, Texas; Malibu Lumber Yard; Palms Crossing I and II, located in McAllen, Texas; and The Shops at Arbor Walk, located in Austin, Texas (the "O'Connor Joint Venture II"). The transaction valued the properties at $598.6 million before closing adjustments and debt assumptions. Under the terms of the joint venture agreement, we retained a non-controlling 51% interest in the O'Connor Joint Venture II and sold the remaining 49% to O'Connor. The transaction generated net proceeds to the Company of approximately $138.9 million, after taking into consideration costs associated with the transaction and the assumption of debt (including the new mortgage loans on The Arboretum, Gateway Centers, and Oklahoma City Properties which closed prior to the joint venture transaction; see Note 6 - "Indebtedness" for net proceeds to the Company from the new mortgage loans), which we used to reduce the Company's debt as well as for general corporate purposes. At the time of closing, we deconsolidated the properties included in the O'Connor Joint Venture II and recorded a gain in connection with this partial sale of $126.1 million, which is included in gain (loss) on disposition of interests in properties, net in the accompanying consolidated statements of operations and comprehensive income. The gain was recorded pursuant to ASC 360-20 and calculated based upon proceeds received, less 49% of the book value of the deconsolidated net assets. Our retained 51% non-controlling equity method interest was valued at historical cost based upon the pro rata book value of the retained interest in the net assets. We retain management and leasing responsibilities for the properties included in the O'Connor Joint Venture II.
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
This investment consists of a 45% non-controlling interest held by the Company in Seminole Towne Center, an approximate 1.1 million square foot (unaudited) enclosed regional retail property located in the Orlando, Florida area. The Company's effective financial interest in this property (after preferences) was approximately 6.76% for the year ended December 31, 2018. We retain day to day management, leasing, and development responsibilities for the Seminole Joint Venture. During the year ended December 31, 2017, the Company received cash of $0.7 million (after preferences) related to our share of the proceeds from the sale of two outparcels, which was recorded in income (loss) from unconsolidated entities, net in the accompanying consolidated statements of operations and comprehensive income.

•	Other Joint Venture
The Company also holds an indirect 12.5% ownership interest in certain real estate through a joint venture with an unaffiliated third party. We do not have management, leasing and development responsibilities for this joint venture.
Advances to the O'Connor Joint Venture I and O'Connor Joint Venture II totaled $5.2 million and $4.3 million as of December 31, 2018 and 2017, respectively, which are included in investment in and advances to unconsolidated entities, at equity in the accompanying consolidated balance sheets. Management deems this balance to be collectible and anticipates repayment within one year.
The results for the O'Connor Joint Venture I, Seminole Joint Venture, and our indirect 12.5% ownership interest are included below for all periods presented. The results for the O'Connor Joint Venture II are included below for the year ended December 31, 2018 and from May 12, 2017 (the closing date of the venture), and in the case of Malibu Lumber Yard from June 13, 2017 (the date the property was contributed to the venture), through December 31, 2017.

	For the Year Ended December 31,
	2018	2017	2016
Total revenues	$264,521	$236,415	$191,831
Operating expenses	108,513	95,603	78,685
Depreciation and amortization	97,810	89,397	78,972
Operating income	58,198	51,415	34,174
Gain on sale of interests in property and unconsolidated entities, net	583	1,585	1,014
Interest expense, taxes, and other, net	(52,477)	(45,906)	(32,754)
Net income from the Company's unconsolidated real estate entities	$6,304	$7,094	$2,434

Our share of income (loss) from the Company's unconsolidated real estate entities	$541	$1,395	$(1,745)

Washington Prime Group Inc. and Washington Prime Group, L.P.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit, per share and per unit amounts and where indicated as in millions or billions)

The following table presents the combined balance sheets for the unconsolidated joint venture properties for the periods indicated above during which the Company accounted for these investments as unconsolidated entities as of December 31, 2018 and 2017:

	December 31,
	2018	2017
Assets:
Investment properties at cost, net	$1,964,699	$1,972,208
Construction in progress	21,019	44,817
Cash and cash equivalents	43,169	40,955
Tenant receivables and accrued revenue, net	31,661	30,866
Deferred costs and other assets (1)	147,481	174,665
Total assets	$2,208,029	$2,263,511
Liabilities and Members’ Equity:
Mortgage notes payable	$1,292,801	$1,302,143
Accounts payable, accrued expenses, intangibles, and deferred revenues(2)	137,073	148,273
Total liabilities	1,429,874	1,450,416
Members’ equity	778,155	813,095
Total liabilities and members’ equity	$2,208,029	$2,263,511
Our share of members’ equity, net	$396,229	$414,245

(1)	Includes value of acquired in-place leases and acquired above-market leases with a net book value of $91,609 and $107,869 as of December 31, 2018 and 2017, respectively.

(2)	Includes the net book value of below market leases of $57,392 and $69,269 as of December 31, 2018 and 2017, respectively.
The following table presents the investment in and advances to (cash distributions and losses in) unconsolidated entities for the periods indicated above during which the Company accounted for these investments as unconsolidated entities as of December 31, 2018 and 2017:

	December 31,
	2018	2017
Our share of members’ equity, net	$396,229	$414,245
Advances and excess investment	21,557	22,173
Net investment in and advances to unconsolidated entities, at equity(1)	$417,786	$436,418

(1)
Includes $433,207 and $451,839 of investment in and advances to unconsolidated entities, at equity as of December 31, 2018 and 2017, respectively, and $15,421 and $15,421 of cash distributions and losses in unconsolidated entities, at equity as of December 31, 2018 and 2017, respectively.

6.	Indebtedness
Mortgage Debt
Total mortgage indebtedness at December 31, 2018 and 2017 was as follows:

	2018	2017
Face amount of mortgage loans	$980,276	$1,152,436
Fair value adjustments, net	5,764	8,338
Debt issuance cost, net	(2,771)	(3,692)
Carrying value of mortgage loans	$983,269	$1,157,082

Washington Prime Group Inc. and Washington Prime Group, L.P.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit, per share and per unit amounts and where indicated as in millions or billions)

The mortgage debt had weighted average interest and maturity of 5.00% and 3.5 years at December 31, 2018 and 4.77% and 4.0 years at December 31, 2017.
A roll forward of mortgage indebtedness from December 31, 2017 to December 31, 2018 is summarized as follows:

Balance at December 31, 2017	$1,157,082
Debt amortization payments	(18,322)
Repayment of debt	(94,838)
Debt borrowings, net of issuance costs	34,782
Debt canceled upon lender foreclosures, net of debt issuance costs	(93,988)
Amortization of fair value and other adjustments	(2,574)
Amortization of debt issuance costs	1,127
Balance at December 31, 2018	$983,269
2018 Activity
On October 23, 2018, the $94.0 million mortgage on Rushmore Mall was canceled upon a deed-in-lieu of foreclosure agreement (see "Covenants" section below for additional details).
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
On August 4, 2017, WPG L.P. completed the issuance of $750.0 million of unsecured notes. The proceeds were used to repay the $500.0 million previously outstanding Term Loan (as defined below) and partial repayment of $230.0 million on the June 2015 Term Loan (as defined below).

Washington Prime Group Inc. and Washington Prime Group, L.P.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit, per share and per unit amounts and where indicated as in millions or billions)

The following table identifies our total unsecured debt outstanding at December 31, 2018 and December 31, 2017:

	December 31, 2018	December 31, 2017
Notes payable:
Face amount - 3.850% Notes due 2020 (the "Exchange Notes")(1)	$250,000	$250,000
Face amount - 5.950% Notes due 2024(2)	750,000	750,000
Debt discount, net	(9,680)	(11,086)
Debt issuance costs, net	(7,623)	(9,542)
Total carrying value of notes payable	$982,697	$979,372

Unsecured term loans:(8)
Face amount - Term Loan(3)(4)	$350,000	$—
Face amount - December 2015 Term Loan(5)	340,000	340,000
Face amount - June 2015 Term Loan(6)	—	270,000
Debt issuance costs, net	(4,491)	(3,305)
Total carrying value of unsecured term loans	$685,509	$606,695

Revolving credit facility:(3)(7)
Face amount	$290,000	$155,000
Debt issuance costs, net	(3,998)	(540)
Total carrying value of revolving credit facility	$286,002	$154,460
(1)The Exchange Notes were issued at a 0.028% discount, bear interest at 3.850% per annum and mature on April 1, 2020.
(2)The 5.950% Notes due 2024 were issued at a 1.533% discount, bear interest at 5.950% per annum, and mature on August 15, 2024. The interest rate could vary in the future based upon changes to the Company's credit ratings (see Note 13 - "Subsequent Events").
(3)The unsecured revolving credit facility, or "Revolver" and unsecured term loan, or "Term Loan" are collectively known as the "Facility."
(4)The Term Loan bears interest at one-month LIBOR plus 1.45% per annum and will mature on December 30, 2022. We had interest rate swap agreements totaling $270.0 million, which effectively fixed the interest rate on a portion of the Term Loan at 2.56% per annum through June 30, 2018. On May 9, 2018, we executed swap agreements totaling $250.0 million to replace matured swap agreements, which effectively fix the interest rate on a portion of the Term Loan at 4.21% through June 30, 2021. At December 31, 2018, the applicable interest rate on the unhedged portion of the Term Loan was one-month LIBOR plus 1.45% or 3.95%.
(5)The December 2015 Term Loan bears interest at one-month LIBOR plus 1.80% per annum and will mature on January 10, 2023. We have interest rate swap agreements totaling $340.0 million, which effectively fix the interest rate at 3.51% per annum through maturity.
(6)The June 2015 Term Loan bore interest at one-month LIBOR plus 1.45% per annum. During the year ended December 31, 2017, the Company repaid $230.0 million of the June 2015 Term Loan and wrote off $0.9 million of debt issuance costs. On January 22, 2018, the Company repaid the remaining $270.0 million outstanding with proceeds from the amended and restated Facility (as discussed above) and wrote off $0.5 million of debt issuance costs.
(7)As of December 31, 2017, the Revolver provided borrowings on a revolving basis up to $900.0 million, bore interest at one-month LIBOR plus 1.25%, and was initially scheduled to mature on May 30, 2018. On January 22, 2018, we amended the terms of the Revolver to provide borrowings on a revolving basis up to $650.0 million at one-month LIBOR plus 1.25%. Under the amended terms, the Revolver will mature on December 30, 2021, subject to two six month extensions available at our option subject to compliance with terms of the Facility and payment of a customary extension fee. Upon the amended terms, the Company wrote off $0.3 million of debt issuance costs. At December 31, 2018, we had an aggregate available borrowing capacity of $359.8 million under the Revolver, net of $0.2 million reserved for outstanding letters of credit. At December 31, 2018, the applicable interest rate on the Revolver was one-month LIBOR plus 1.25%, or 3.75% (see Note 13 - "Subsequent Events").
(8) While we have interest rate swap agreements in place that fix the LIBOR portion of the rates as noted above, the spread over LIBOR could vary in the future based upon changes to the Company's credit ratings (see Note 13 - "Subsequent Events").

Washington Prime Group Inc. and Washington Prime Group, L.P.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit, per share and per unit amounts and where indicated as in millions or billions)

The following table presents the borrowings and paydowns on the Revolver during the years ended December 31, 2018 and December 31, 2017:

	2018	2017
Beginning Balance	$155,000	$308,000
Borrowings	332,000	350,000
Paydowns	(197,000)	(503,000)
Ending Balance	$290,000	$155,000
During 2018, borrowings under the Revolver were primarily used for general corporate purposes. Paydowns of outstanding borrowings were funded using proceeds from property dispositions (see Note 4 - "Investment in Real Estate"), new mortgage activity as discussed above and cash flow from operations.
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
Covenants
Our unsecured debt agreements contain financial and other covenants. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender including adjustments to the applicable interest rate. As of December 31, 2018, management believes the Company is in compliance with all covenants of its unsecured debt.
The total balance of mortgages was approximately $980.3 million as of December 31, 2018. At December 31, 2018, certain of our consolidated subsidiaries were the borrowers under 21 non-recourse loans and two full-recourse loans secured by mortgages encumbering 26 properties, including one separate pool of cross-defaulted and cross-collateralized mortgages encumbering a total of four properties. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt instruments contain financial and other non-financial covenants which are specific to the properties which serve as collateral for that debt. Our existing non-recourse mortgage loans generally prohibit our subsidiaries that are borrowers thereunder from incurring additional indebtedness, subject to certain customary and limited exceptions. In addition, certain of these instruments limit the ability of the applicable borrower's parent entity from incurring mezzanine indebtedness unless certain conditions are satisfied, including compliance with maximum loan to value ratio and minimum debt service coverage ratio tests. Further, under certain of these existing agreements, if certain cash flow levels in respect of the applicable mortgaged property (as described in the applicable agreement) are not maintained for at least two consecutive quarters, the lender could accelerate the debt and enforce its right against its collateral. If the borrower fails to comply with these covenants, the lender could accelerate the debt and enforce its right against their collateral.
On November 19, 2018, we received a notice of default letter, dated November 15, 2018, from the special servicer to the borrower, a consolidated subsidiary of WPG L.P., concerning the $49.9 million mortgage loan secured by West Ridge Mall and West Ridge Plaza, located in Topeka, Kansas (collectively known as "West Ridge"). The notice was issued by the special servicer because the borrower did not make certain reserve payments or deposits as required by the loan agreement for the aforementioned loan. The borrower has initiated discussions with the special servicer regarding this non-recourse loan and is considering various options. The Company will continue to manage and lease the property.
On May 29, 2018, we received a notice of default letter, dated May 25, 2018, from the special servicer to the borrower, a consolidated subsidiary of WPG L.P., concerning the $94.0 million mortgage loan secured by Rushmore Mall ("Rushmore"). The notice was issued by the special servicer because the borrower notified the lender that there were insufficient funds to ensure future compliance with the mortgage loan due to the loss of certain tenants at Rushmore. On October 23, 2018, an affiliate of the Company transitioned the property to the lender.
On April 11, 2018, we received a notice of default letter, dated April 6, 2018, from the special servicer to the borrower, a consolidated subsidiary of WPG L.P., concerning the $45.2 million mortgage loan secured by Towne West Square, located in Wichita, Kansas. The notice was issued by the special servicer because the borrower did not make certain reserve payments or deposits as required by the loan agreement for the aforementioned loan. On August 24, 2018, we received notification that a receiver had been appointed to manage and lease the property. An affiliate of the Company still holds title to the property.

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
At December 31, 2018, management believes the applicable borrowers under our other non-recourse mortgage loans were in compliance with all covenants where non-compliance could individually, or giving effect to applicable cross-default provisions in the aggregate, have a material adverse effect on our financial condition, results of operations or cash flows. The Company has assessed each of the defaulted properties for impairment indicators and have concluded no impairment charges were warranted as of December 31, 2018.
Gain on Extinguishment of Debt, Net
During the year ended December 31, 2018, the Company recognized a net gain of $51.4 million related to the $94.0 million mortgage debt cancellation and ownership transfer of Rushmore Mall, which is included in gain on extinguishment of debt, net in the consolidated statements of operations and comprehensive income for the year then ended.
During the year ended December 31, 2017, the Company recognized a net gain of $90.6 million based on the cancellation of mortgage debt of $108.9 million related to discounted payoff of the mortgage note payable secured by Southern Hills Mall, ownership transfer of Valle Vista Mall, and discounted payoff of the mortgage note payable secured by Mesa Mall, which is included in gain on extinguishment of debt, net in the consolidated statements of operations and comprehensive income for the year then ended.
During the year ended December 31, 2016, the Company recognized a net gain of $34.6 million related to the $160.1 million mortgage debt cancellation and ownership transfers of River Valley Mall, Merritt Square Mall, and Chesapeake Square, which is included in gain on extinguishment of debt, net in the consolidated statements of operations and comprehensive income for the year then ended.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit, per share and per unit amounts and where indicated as in millions or billions)

Debt Maturity and Cash Paid for Interest
Scheduled principal repayments on indebtedness (including extension options) as of December 31, 2018 are as follows:

2019	$64,281
2020	344,584
2021	320,513
2022	771,856
2023	404,121
Thereafter	1,054,921
Total principal maturities	2,960,276
Bond Discount	(9,680)
Fair value adjustments, net	5,764
Debt issuance costs, net	(18,883)
Total mortgages and unsecured indebtedness	$2,937,477
Cash paid for interest for the years ended December 31, 2018, 2017 and 2016 was $141,641, $107,609 and $125,999, respectively.
Fair Value of Debt
The carrying values of our variable-rate loans approximate their fair values. We estimate the fair values of fixed-rate mortgages and fixed-rate unsecured debt (including variable-rate unsecured debt swapped to fixed-rate) using cash flows discounted at current borrowing rates or Level 2 inputs. We estimate the fair values of consolidated fixed-rate unsecured notes payable using quoted market prices, or, if no quoted market prices are available, we use quoted market prices for securities with similar terms and maturities or Level 1 inputs. The book value and fair value of these financial instruments along with the related discount rate assumptions as of December 31, 2018 and 2017 are summarized as follows:

	2018	2017
Book value of fixed- rate mortgages(1)	$915,276	$1,000,936
Fair value of fixed-rate mortgages	$928,129	$1,024,890
Weighted average discount rates assumed in calculation of fair value for fixed-rate mortgages	4.57%	4.19%

Book value of fixed-rate unsecured debt(1)	$1,590,000	$1,610,000
Fair value of fixed-rate unsecured debt	$1,485,672	$1,616,810
Weighted average discount rates assumed in calculation of fair value for fixed-rate unsecured debt	5.62%	4.27%
(1) Excludes deferred financing fees and applicable debt discounts.

7.	Derivative Financial Instruments
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

Cash Flow Hedges of Interest Rate Risk
The Company's objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps or caps as part of its interest rate risk management strategy. Interest rate swaps involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The Company may also enter into forward starting swaps or treasury lock agreements to set the effective interest rate on a planned fixed-rate financing. In a forward starting swap or treasury lock agreement that the Company cash settles in anticipation of a fixed rate financing or refinancing, the Company will receive or pay an amount equal to the present value of future cash flow payments based on the difference between the contract rate and market rate on the settlement date. On January 1, 2018, the Company adopted ASU 2017-12, as permitted under the standard (see Note 3 - "Summary of Significant Accounting Policies" for additional details).
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
Amounts reported in AOCI relate to derivatives that will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt. Realized gains or losses on settled derivative instruments included in AOCI are recognized as an adjustment to income over the term of the hedged debt transaction. During the next twelve months, the Company estimates that an additional $2.4 million will be reclassified as a decrease to interest expense.
On August 4, 2017, the Company terminated six interest rate derivatives and partially terminated one interest rate derivative with an aggregate notional amount of $430,000, upon the repayment of the Term Loan and partial repayment of the June 2015 Term Loan, receiving cash proceeds of approximately $2.0 million upon settlement.
On May 9, 2018, the Company entered into four three-year swaps, totaling $250.0 million with an effective date of June 29, 2018, to replace two three-year swaps totaling $270.0 million, which matured on June 30, 2018. As of December 31, 2018, the Company had 10 outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk with a notional value of $590,000.
The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the consolidated balance sheet as of December 31, 2018 and 2017:

Derivatives designated as hedging instruments:		Balance Sheet Location	December 31, 2018	December 31, 2017
Interest rate products	Asset Derivatives	Deferred costs and other assets	$9,306	$7,413
Interest rate products	Liability Derivatives	Accounts payable, accrued expenses, intangibles and deferred revenues	$1,913	$—
The asset derivative instruments were reported at their fair value of $9,306 and $7,413 in deferred costs and other assets at December 31, 2018 and 2017, respectively, with a corresponding adjustment to OCI for the unrealized gains and losses (net of noncontrolling interest allocation). The liability derivative instruments were reported at their fair value $1,913 and $0 in accounts payable, accrued expenses, intangibles, and deferred revenues at December 31, 2018 and 2017, respectively, with a corresponding adjustment to OCL for the unrealized gains and losses (net of noncontrolling interest allocation). Over time, the unrealized gains and losses held in AOCI will be reclassified to earnings. This reclassification will correlate with the recognition of the hedged interest payments in earnings.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit, per share and per unit amounts and where indicated as in millions or billions)

The table below presents the effect of the Company's derivative financial instruments on the consolidated statements of operations and comprehensive income for the years ended December 31, 2018, 2017 and 2016:

Derivatives in Cash Flow Hedging Relationships (Interest rate products)	Location of Gain or (Loss) Recognized in Income on Derivatives	For the Year Ended December 31,
		2018	2017	2016
Amount of Gain or (Loss) Recognized in OCI on Derivative		$1,054	$1,256	$(3,580)

Amount of Gain or (Loss) Reclassified from AOCI into Income	Interest expense	$(2,338)	$1,145	$7,381

The table below presents the effect of the Company's derivative financial instruments on the consolidated statements of operations for the years ended December 31, 2018, 2017 and 2016:

Effect of Cash Flow Hedges on Consolidated Statements of Operations	For the year ended December 31,
	2018	2017	2016
Total interest (expense) presented in the consolidated statements of operations in which the effects of cash flow hedges are recorded	$(141,987)	$(126,541)	$(136,225)

Amount of (gain) loss reclassified from accumulated other comprehensive income into interest expense	$(2,338)	$1,145	$7,381

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
As of December 31, 2018, the fair value of derivatives in a net liability position, plus accrued interest but excluding any adjustment for nonperformance risk, related to these agreements was $1,913. As of December 31, 2018, the Company has not posted any collateral related to these agreements. The Company is not in default with any of these provisions. If the Company had breached any of these provisions at December 31, 2018, it would have been required to settle its obligation under these agreements at their termination value of $1,913.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2018 and 2017, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit, per share and per unit amounts and where indicated as in millions or billions)

The tables below presents the Company’s net assets and liabilities measured at fair value as of December 31, 2018 and 2017 aggregated by the level in the fair value hierarchy within which those measurements fall:

	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2018
Derivative instruments, net	$—	$7,393	$—	$7,393

	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2017
Derivative instruments, net	$—	$7,413	$—	$7,413

8.	Rentals under Operating Leases
Future minimum rentals to be received under non-cancelable operating leases for each of the next five years and thereafter, excluding tenant reimbursements of operating expenses and percentage rent based on tenant sales volume, as of December 31, 2018 are as follows:

2019	$401,604
2020	336,602
2021	270,936
2022	222,569
2023	175,206
Thereafter	423,765
$1,830,682

9.	Equity
Preferred Stock
Series H Cumulative Redeemable Preferred Stock
On January 15, 2015, WPG Inc. issued 4,000,000 shares of 7.5% Series H Cumulative Redeemable Preferred Stock (the "Series H Preferred Shares") to convert the preferred stock of GRT outstanding at the time of merger. Dividends accrue quarterly at an annual rate of 7.5% per share. WPG Inc. can redeem this series, in whole or in part, at a redemption price of $25.00 per share, plus accumulated and unpaid dividends. WPG L.P. issued to WPG Inc. a like number of preferred units as consideration for the Series H Preferred Shares and can redeem this series, in whole or in part, when WPG Inc. can redeem the Series H Preferred Shares at like terms. All shares remain issued and outstanding as of December 31, 2018 and 2017.
Series I Cumulative Redeemable Preferred Stock
On January 15, 2015, WPG Inc. issued 3,800,000 shares of 6.875% Series I Cumulative Redeemable Preferred Stock (the "Series I Preferred Shares") to convert the preferred stock of GRT outstanding at the time of merger. Dividends accrue quarterly at an annual rate of 6.875% per share. WPG Inc. can redeem this series, in whole or in part, at a redemption price of $25.00 per share, plus accumulated and unpaid dividends. WPG L.P. issued to WPG Inc. a like number of preferred units as consideration for the Series I Preferred Shares and can redeem this series, in whole or in part, when WPG Inc. can redeem the Series I Preferred Shares at like terms. All shares remain issued and outstanding as of December 31, 2018 and 2017.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit, per share and per unit amounts and where indicated as in millions or billions)

Exchange Rights
Subject to the terms of the limited partnership agreement of WPG L.P., limited partners in WPG L.P. have, at their option, the right to exchange all or any portion of their units for shares of WPG Inc. common stock on a one‑for‑one basis or cash, as determined by WPG Inc. Therefore, the common units held by limited partners are considered by WPG Inc. to be share equivalents and classified as noncontrolling interests within permanent equity, and classified by WPG L.P. as permanent equity. The amount of cash to be paid if the exchange right is exercised and the cash option is selected will be based on the market value of WPG Inc.'s common stock as determined pursuant to the terms of the WPG L.P. Partnership Agreement. During the year ended December 31, 2017, WPG Inc. issued 314,577 shares of common stock to a limited partner of WPG L.P. in exchange for an equal number of units pursuant to the WPG L.P. Partnership Agreement. This transaction increased WPG Inc.’s ownership interest in WPG L.P. There were no similar transactions during the years ended December 31, 2018 and 2016. At December 31, 2018, WPG Inc. had reserved 34,755,660 shares of common stock for possible issuance upon the exchange of units held by limited partners.
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
Long Term Incentive Awards
Time Vested LTIP Awards
The Company has issued time-vested LTIP units ("Inducement LTIP Units") to certain executive officers and employees under the Plan, pursuant to LTIP Unit Award Agreements between the Company and each of the grant recipients. These awards will vest and the related fair value will be expensed over a four-year vesting period. During the years ended December 31, 2018, 2017 and 2016, the Company did not grant any Inducement LTIP Units. As of December 31, 2018, the estimated future compensation expense for Inducement LTIP Units was $38. The weighted average period over which the compensation expense will be recorded for the Inducement LTIP Units is approximately 0.2 years.
A summary of the Inducement LTIP Units and changes during the year ended December 31, 2018 is listed below:

	Activity for the Year Ended December 31,
	2018
	Inducement LTIP Units	Weighted Average Grant Date Fair Value
Outstanding unvested at beginning of year	37,868	$17.82
Units granted	—	$—
Units vested	(25,036)	$17.97
Units forfeited	—	$—
Outstanding unvested at end of year	12,832	$17.53
During the year ended December 31, 2017, 29,685 LTIP Units, with a weighted average grant date fair value per share of $18.33, vested. During the year ended December 31, 2016, 189,755 LTIP Units, with a weighted average grant date fair value per share of $18.07, vested.

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
The Performance LTIP Units that were allocated during the year ended December 31, 2015 are market based awards with a service condition. Recipients could have earned between 0% -100% of the award based on the Company's achievement of absolute and relative (versus the MSCI REIT Index) total shareholder return ("TSR") goals, with 40% of the Performance LTIP Units available to be earned with respect to each performance period based on achievement of absolute TSR goals, and 60% of the Performance LTIP Units available to be earned with respect to each performance period based on achievement of relative TSR goals.
The Performance LTIP Units issued during 2015 relate to the following performance periods: from the beginning of the service period to (i) December 31, 2016 ("2015-First Special PP"), (ii) December 31, 2017 ("2015-Second Special PP"), and (iii) December 31, 2018 ("2015-Third Special PP"). There was no award for the 2015-First Special PP, 2015-Second Special PP, or 2015-Third Special PP since our TSR was below the threshold level during 2016, 2017, and 2018, respectively.
Annual Long-Term Incentive Awards
During the years ended December 31, 2018 and 2017, the Company approved the terms and conditions of the 2018 and 2017 annual awards (the "2018 Annual Long-Term Incentive Awards" and "2017 Long-Term Incentive Awards," respectively) for certain executive officers and employees of the Company. Under the terms of the awards program, each participant is provided the opportunity to receive (i) time-based RSUs and (ii) performance-based stock units ("PSUs"). RSUs represent a contingent right to receive one WPG Inc. common share for each vested RSU. RSUs will vest in one-third installments on each annual anniversary of the respective Grant Date (as referenced below), subject to the participant's continued employment with the Company through each vesting date and the participant's continued compliance with certain applicable covenants. During the service period, dividend equivalents will be paid with respect to the RSUs corresponding to the amount of any dividends paid by the Company to the Company's common shareholders for the applicable dividend payment dates. Compensation expense is recognized on a straight-line basis over the three year vesting term, except in instances that result in accelerated vesting due to severance arrangements. Actual PSUs earned may range from 0%-150% of the PSUs allocated to the award recipient, based on the Company's TSR compared to a peer group based on companies with similar assets and revenue over a three-year performance period that commenced on the respective Grant Date (as referenced below). During the performance period, dividend equivalents corresponding to the amount of any regular cash dividends paid by the Company to the Company’s common shareholders for the applicable dividend payment dates will accrue and be deemed reinvested in additional PSUs, which will be settled in common shares at the same time and only to the extent that the underlying PSU is earned and settled in common shares. Payout of the PSUs is also subject to the participant’s continued employment with the Company through the end of the performance period. The PSUs were valued through the use of a Monte Carlo model and the related compensation expense is recognized over the three-year performance period, except in instances that result in accelerated amortization due to severance arrangements.
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

Washington Prime Group Inc. and Washington Prime Group, L.P.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit, per share and per unit amounts and where indicated as in millions or billions)

The following table summarizes the assumptions used to value the PSUs under a Monte Carlo simulation model:

	2018 Annual Long-Term Incentive Awards	2017 Annual Long-Term Incentive Awards
Risk free rate	2.39%	1.49%
Volatility	24.70%	20.52%
Dividend yield	16.39%	10.44%
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

WPG Restricted Share Awards
The WPG Restricted Shares relate to unvested restricted shares held by certain GRT executive employees at the time of merger. The amount of compensation expense related to unvested restricted shares that we expect to recognize in future periods is $33 over a weighted average period of 0.3 years. During the year ended December 31, 2018, the aggregate intrinsic value of shares that vested was $44.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit, per share and per unit amounts and where indicated as in millions or billions)

A summary of the status of the WPG Restricted Shares at December 31, 2018 and changes during the year are presented below:

	Activity for the Year Ended December 31,
	2018
	Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	30,535	$18.18
Shares granted	—	$—
Shares vested/forfeited	(21,502)	$18.18
Outstanding at end of year	9,033	$18.18

There were no restricted shares granted during the years ended December 31, 2018, 2017 and 2016. The total original fair value of the restricted shares vested during the years ended December 31, 2018, 2017 and 2016 was $391, $2,182, and $14,115, respectively.
WPG Restricted Stock Unit Awards
The Company issues RSUs to certain executive officers, employees, and non-employee directors of the Board. During the years ended December 31, 2018, 2017 and 2016, the Company issued 812,440, 843,435 and 518,112 RSUs, respectively. Of the 812,440 RSUs issued in 2018, 587,000 RSUs with a fair value of $3.6 million relates to the annual long-term incentive award issuances that occurred in February 2018 (see "Annual Long-Term Incentive Awards" section above). Of the 843,435 RSUs issued in 2017, 682,435 RSUs with a fair value of $5.6 million relates to the annual long-term incentive award issuances that occurred in February 2017 (see "Annual Long-Term Incentive Awards" section above). Of the 518,112 RSUs issued in 2016, 284,483 RSUs with a fair value of $3.3 million relates to Mr. Louis G. Conforti's appointment as the Company's CEO in October 2016. The RSUs are service-based awards and the related fair value is expensed over the applicable service periods, except in instances that result in accelerated vesting due to severance arrangements.
The amount of compensation related to the unvested RSUs that we expect to recognize in future periods is $6.6 million over a weighted average period of 1.5 years.
A summary of the status of the WPG RSUs at December 31, 2018 and changes during the year are presented below:

	Activity for the Year Ended December 31,
	2018
	RSUs	Weighted Average Grant Date Fair Value
Outstanding unvested at beginning of year	1,157,576	$9.40
RSUs granted	812,440	$6.28
RSUs vested/forfeited	(400,703)	$8.29
Outstanding unvested at end of year	1,569,313	$8.07
The weighted average grant date fair value per share of RSUs granted during the years ended December 31, 2018, 2017 and 2016 was $6.28, $8.07, and $11.48, respectively. The total fair value of the RSUs vested during the years ended December 31, 2018, 2017 and 2016 was $3,320, $1,128, and $1,082, respectively.
Stock Options
Options granted under the Company's Plan generally vest over a three year period, with options exercisable at a rate of 33.3% per annum beginning with the first anniversary on the date of the grant. These options were valued using the Black-Scholes pricing model and the expense associated with these options are amortized over the requisite vesting period.
There were no options granted during the years ended December 31, 2018 and 2017. During the year ended December 31, 2016, the Company granted 247,500 options to employees. The weighted average grant date fair value was $0.62.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit, per share and per unit amounts and where indicated as in millions or billions)

A summary of the status of the Company's option plans at December 31, 2018 and changes during the year are listed below:

	Activity for the Year Ended December 31,
	2018
	Stock Options	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	794,014	$2.26
Options granted	—	$—
Options exercised	—	$—
Options forfeited/expired	(114,273)	$3.36
Outstanding at end of year	679,741	$2.08
The fair value of each option grant was the date of the grant using the Black-Scholes options pricing mode.  The weighted average per share value of options granted as well as the assumptions used to value the grants is listed below:

2016
Weighted average per share value of options granted/converted	$0.62
Weighted average risk free rates	1.4%
Expected average lives in years	6.0 years
Annual dividend rates	$1.00
Weighted average volatility	28.3%
Forfeiture rate	10%
The following table summarizes information regarding the options outstanding at December 31, 2018:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2018	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2018	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$1.79	2,348	0.2	$1.79	2,348	0.2	$1.79
$5.76	14,758	1.2	$5.76	14,758	1.2	$5.76
$11.97	36,267	2.3	$11.97	36,267	2.3	$11.97
$12.67	55,419	3.4	$12.67	55,419	3.4	$12.67
$16.56	105,381	4.4	$16.56	105,381	4.4	$16.56
$13.10	72,068	5.3	$13.10	72,068	5.3	$13.10
$14.28	226,000	6.4	$14.28	226,000	6.4	$14.28
$9.95	167,500	7.4	$9.95	111,663	7.4	$9.95
	679,741	5.6	$12.96	623,904	5.4	$13.23
The following table summarizes the aggregate intrinsic value of options that are: outstanding, exercisable and exercised. It also depicts the fair value of options that have vested.

For the Year Ended December 31,
2018
Aggregate intrinsic value of options outstanding	$7
Aggregate intrinsic value of options exercisable	$7
Aggregate intrinsic value of options exercised	$—
Aggregate fair value of options vested	$154

Washington Prime Group Inc. and Washington Prime Group, L.P.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit, per share and per unit amounts and where indicated as in millions or billions)

The aggregate intrinsic value of options that exercised and the aggregate fair value of options that vested during the year ended December 31, 2017 was $12 and $187, respectively. The aggregate intrinsic value of options that exercised and the aggregate fair value of options that vested during the year ended December 31, 2016 was $163 and $191, respectively.
Share Award Related Compensation Expense
During the years ended December 31, 2018, 2017 and 2016, the Company recorded share award related compensation expense pertaining to the award and option plans noted above within the consolidated statements of operations and comprehensive income as indicated below (amounts in millions):

	For the Year Ended December 31,
	2018	2017	2016
Merger, restructuring and transaction costs	$—	$—	$9.5
General and administrative and property operating	8.3	6.4	4.6
Total expense	$8.3	$6.4	$14.1
Distributions
During the years ended December 31, 2018 and 2017, the Board declared common share/unit dividends of $1.00 per common share/unit, respectively.

10.	Commitments and Contingencies
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
Lease Commitments
As of December 31, 2018, a total of four consolidated properties are subject to ground leases. The termination dates of these ground leases range from 2026 to 2076. These ground leases generally require us to make fixed annual rental payments, or a fixed annual rental plus a percentage rent component based upon the revenues or total sales of the property. Some of these leases also include escalation clauses and renewal options. We incurred ground lease expense, which is included in ground rent in the accompanying consolidated statements of operations and comprehensive income, for the years ended December 31, 2018, 2017 and 2016 of $789, $2,438 and $4,318, respectively. Additionally, the Company has two material office leases and one material garage lease. The termination dates of these leases range from 2023 to 2026. These leases generally require us to make fixed annual rental payments, plus our share of common-area maintenance expense and real estate taxes and insurance. We incurred lease expense, which is included in general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income, for the years ended December 31, 2018, 2017 and 2016 of $2,668, $2,397, and $2,160, respectively.
Future minimum lease payments due under these leases for each of the next five years and thereafter, excluding applicable extension options, as of December 31, 2018 are as follows:

2019	$2,029
2020	2,049
2021	2,069
2022	2,099
2023	1,427
Thereafter	21,377
$31,050

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
We did not incur any charges pertaining to the transition services agreements for the years ended December 31, 2018 and 2017. Charges for properties which for the year ended December 31, 2016 are as follows:

	For the Year Ended December 31,
	2016
	Consolidated	Unconsolidated
Property management and common costs, services and other	$8,791	$196
Insurance premiums	$—	$—
Advertising and promotional programs	$102	$6
Capitalized leasing and development fees	$3,166	$23
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

The following table sets forth the computation of WPG Inc.'s basic and diluted earnings per common share:

	For the Year Ended December 31,
	2018	2017	2016
Earnings Per Common Share, Basic:
Net income attributable to common shareholders - basic	$79,572	$183,031	$53,099
Weighted average shares outstanding - basic	187,696,339	186,829,385	185,633,582
Earnings per common share, basic	$0.42	$0.98	$0.29

Earnings Per Common Share, Diluted:
Net income attributable to common shareholders - basic	$79,572	$183,031	$53,099
Net income attributable to common unitholders	14,735	34,222	10,034
Net income attributable to common shareholders - diluted	$94,307	$217,253	$63,133
Weighted average common shares outstanding - basic	187,696,339	186,829,385	185,633,582
Weighted average operating partnership units outstanding	34,703,770	34,808,890	34,304,109
Weighted average additional dilutive securities outstanding	603,674	337,508	803,805
Weighted average common shares outstanding - diluted	223,003,783	221,975,783	220,741,496
Earnings per common share, diluted	$0.42	$0.98	$0.29
For the years ended December 31, 2018, 2017 and 2016, additional potentially dilutive securities include contingently-issuable outstanding stock options and performance based components of annual awards. We accrue distributions when they are declared.
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
The following table sets forth the computation of WPG L.P.'s basic and diluted earnings per common unit:

	For the Year Ended December 31,
	2018	2017	2016
Earnings Per Common Unit, Basic and Diluted:
Net income attributable to common unitholders - basic and diluted	$94,307	$217,253	$63,133
Weighted average common units outstanding - basic	222,400,109	221,638,275	219,937,691
Weighted average additional dilutive securities outstanding	603,674	337,508	803,805
Weighted average shares outstanding - diluted	223,003,783	221,975,783	220,741,496
Earnings per common unit, basic and diluted	$0.42	$0.98	$0.29
For the years ended December 31, 2018, 2017 and 2016, additional potentially dilutive securities include contingently-issuable units related to WPG Inc.'s outstanding stock options and WPG Inc.'s performance based components of annual awards. We accrue distributions when they are declared.

13.	Subsequent Events
On January 18, 2019, we completed the sale of the sixth tranche of restaurant outparcels to Four Corners. This tranche consisted of eight restaurant outparcels. Additionally, on February 11, 2019, we closed on the sale of one additional restaurant outparcel. The allocated purchase price was approximately $12.2 million, and the net proceeds of approximately $12.1 million were used to fund ongoing redevelopment efforts and for general corporate purposes.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit, per share and per unit amounts and where indicated as in millions or billions)

During the first quarter of 2019, Fitch Ratings & Moody's Investor Service lowered their credit rating on WPG L.P.'s unsecured long-term indebtedness, which will increase interest rates on our Facility (as defined in Note 6 - "Indebtedness"), December 2015 Term Loan, and 5.950% Notes due 2024 as of February 2, 2019. Due to the downgrade, our Revolver will bear interest at LIBOR plus 165 basis points (an increase of 40 basis points), our Term Loan will bear interest at LIBOR plus 190 basis points (an increase of 45 basis points), and our December 2015 Term Loan will bear interest at LIBOR plus 235 basis points (an increase of 55 basis points). Our 5.950% Notes due 2024 will bear interest at 6.450% (an increase of 50 basis points). Assuming the new pricing grid was effective January 1, 2018, the impact would have resulted in an increase in borrowing costs of approximately $8.5 million during 2018.
On February 5, 2019, the Company’s Executive Vice President, Head of Open Air Centers, was terminated without cause from his position and received severance payments and other benefits pursuant to the terms and conditions of his employment agreement. In addition, the Company terminated, without cause, additional non-executive personnel in the Property Management department as part of an effort to reduce overhead costs. The Company expects to record aggregate severance charges of approximately $1.9 million, including $0.1 million of non-cash stock compensation in the form of accelerated vesting of equity incentive awards.
On February 12, 2019, the Board declared common share/unit dividends of $0.25 per common share/unit. The dividend is payable on March 15, 2019 to shareholders/unitholders of record on March 4, 2019.

14.	Quarterly Financial Data (Unaudited)
Quarterly 2018 and 2017 data is summarized in the table below. Quarterly amounts may not sum to annual amounts due to rounding.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2018
Total revenue	$180,340	$178,728	$179,916	$184,321
Net income	$20,185	$15,519	$4,115	$68,836
Washington Prime Group Inc.:
Net income attributable to the Company	$17,524	$13,594	$3,971	$58,515
Net income attributable to common shareholders	$14,016	$10,086	$463	$55,007
Earnings per common share—basic and diluted	$0.07	$0.05	$0.00	$0.29
Washington Prime Group, L.P.:
Net income attributable to unitholders	$20,185	$15,519	$4,115	$68,836
Net income attributable to common unitholders	$16,617	$11,951	$547	$65,192
Earnings per common unit—basic and diluted	$0.07	$0.05	$0.00	$0.29
2017
Total revenue	$202,394	$189,171	$179,320	$187,237
Net income (loss)	$14,624	$164,500	$(10,664)	$63,133
Washington Prime Group Inc.:
Net income (loss) attributable to the Company	$12,810	$138,975	$(8,395)	$53,673
Net income (loss) attributable to common shareholders	$9,302	$135,467	$(11,903)	$50,165
Earnings (loss) per common share—basic	$0.05	$0.73	$(0.06)	$0.27
Earnings (loss) per common share—diluted	$0.05	$0.72	$(0.06)	$0.27
Washington Prime Group, L.P.:
Net income (loss) attributable to unitholders	$14,624	$164,500	$(10,664)	$63,133
Net income (loss) attributable to common unitholders	$11,056	$160,932	$(14,232)	$59,497
Earnings (loss) per common unit—basic	$0.05	$0.73	$(0.06)	$0.27
Earnings (loss) per common unit—diluted	$0.05	$0.72	$(0.06)	$0.27

SCHEDULE III
Washington Prime Group Inc. and Washington Prime Group, L.P.
Real Estate and Accumulated Depreciation
December 31, 2018
(dollars in thousands)

			Initial Cost		Cost Capitalized Subsequent to Construction or Acquisition		Gross Amounts At Which Carried at Close of Period
Name	Location	Encumbrances(3)	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total(1)	Accumulated Depreciation(2)	Date of Construction or Acquisition
Enclosed Retail Properties
Anderson Mall	Anderson, SC	$17,891	$1,712	$15,227	$851	$19,982	$2,563	$35,209	$37,772	$23,377	1972
Ashland Town Center	Ashland, KY	36,824	13,462	68,367	—	5,536	13,462	73,903	87,365	12,739	2015
Bowie Town Center	Bowie (Wash, D.C.), MD	—	2,479	60,322	235	9,932	2,714	70,254	72,968	39,699	2001
Boynton Beach Mall	Boynton Beach (Miami), FL	—	22,240	78,804	4,666	29,544	26,906	108,348	135,254	73,264	1996
Brunswick Square	East Brunswick (New York), NJ	71,154	8,436	55,838	—	35,296	8,436	91,134	99,570	57,770	1996
Charlottesville Fashion Square	Charlottesville, VA	46,099	—	54,738	—	18,814	—	73,552	73,552	43,711	1997
Chautauqua Mall	Lakewood, NY	—	3,116	9,641	—	19,327	3,116	28,968	32,084	17,554	1996
Chesapeake Square Theater	Chesapeake (VA Beach), VA	—	628	9,536	—	(738)	628	8,798	9,426	2,162	1996
Clay Terrace	Carmel (Indianapolis), IN	—	39,030	115,207	43	8,815	39,073	124,022	163,095	22,408	2014
Cottonwood Mall	Albuquerque, NM	97,203	10,122	69,958	5,042	20,239	15,164	90,197	105,361	49,900	1996
Dayton Mall	Dayton, OH	80,421	10,899	160,723	—	3,027	10,899	163,750	174,649	22,388	2015
Edison Mall	Fort Myers, FL	—	11,529	107,350	—	34,178	11,529	141,528	153,057	80,587	1997
Georgesville Square	Columbus, OH	—	720	—	—	—	720	—	720	—	2015
Grand Central Mall	Parkersburg, WV	39,598	18,956	89,736	—	11,799	18,956	101,535	120,491	20,627	2015
Great Lakes Mall	Mentor (Cleveland), OH	—	12,302	100,362	98	43,683	12,400	144,045	156,445	80,146	1996
Indian Mound Mall	Newark, OH	—	7,109	19,205	(252)	1,992	6,857	21,197	28,054	4,369	2015
Irving Mall	Irving (Dallas), TX	—	6,737	17,479	2,533	44,350	9,270	61,829	71,099	43,275	1971
Jefferson Valley Mall	Yorktown Heights (New York), NY	—	4,868	30,304	—	70,161	4,868	100,465	105,333	49,921	1983
Lima Mall	Lima, OH	—	7,659	35,338	—	15,950	7,659	51,288	58,947	32,979	1996
Lincolnwood Town Center	Lincolnwood (Chicago), IL	48,662	7,834	63,480	—	7,684	7,834	71,164	78,998	56,644	1990
Lindale Mall	Cedar Rapids, IA	—	14,106	58,286	(1,096)	14,083	13,010	72,369	85,379	23,392	1998
Longview Mall	Longview, TX	—	259	3,567	3,320	22,498	3,579	26,065	29,644	8,791	1978
Mall at Fairfield Commons, The	Beavercreek, OH	—	18,194	175,426	(411)	20,928	17,783	196,354	214,137	30,830	2015
Maplewood Mall	St. Paul (Minneapolis), MN	—	17,119	80,758	—	26,707	17,119	107,465	124,584	52,724	2002
Markland Mall	Kokomo, IN	—	—	7,568	3,005	28,315	3,005	35,883	38,888	13,559	1968
Melbourne Square	Melbourne, FL	—	15,762	55,891	4,160	40,593	19,922	96,484	116,406	53,851	1996
Mesa Mall	Grand Junction, CO	—	12,784	80,639	—	3,822	12,784	84,461	97,245	29,189	1998

			Initial Cost		Cost Capitalized Subsequent to Construction or Acquisition		Gross Amounts At Which Carried at Close of Period
Name	Location	Encumbrances(3)	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total(1)	Accumulated Depreciation(2)	Date of Construction or Acquisition
Morgantown Mall	Morgantown, WV	—	10,219	77,599	—	2,405	10,219	80,004	90,223	13,801	2015
Muncie Mall	Muncie, IN	33,876	172	5,776	52	30,223	224	35,999	36,223	24,555	1970
New Towne Mall	New Philadelphia, OH	—	3,172	33,112	—	7,585	3,172	40,697	43,869	7,961	2015
Northtown Mall	Blaine, MN	—	18,603	57,341	—	6,881	18,603	64,222	82,825	12,860	2015
Northwoods Mall	Peoria, IL	—	1,185	12,779	2,689	52,009	3,874	64,788	68,662	39,432	1983
Oak Court Mall	Memphis, TN	36,998	15,673	57,304	—	12,319	15,673	69,623	85,296	51,384	1997
Orange Park Mall	Orange Park (Jacksonville), FL	—	12,998	65,121	(267)	48,997	12,731	114,118	126,849	71,814	1994
Outlet Collection® | Seattle, The	Auburn (Seattle), WA	—	38,751	107,094	—	13,263	38,751	120,357	159,108	21,622	2015
Paddock Mall	Ocala, FL	—	11,198	39,727	—	23,332	11,198	63,059	74,257	35,797	1996
Port Charlotte Town Center	Port Charlotte, FL	42,196	5,471	58,570	—	18,478	5,471	77,048	82,519	51,342	1996
Rolling Oaks Mall	San Antonio, TX	—	1,929	38,609	—	17,630	1,929	56,239	58,168	39,023	1988
Southern Hills Mall	Sioux City, IA	—	15,025	75,984	4,566	4,141	19,591	80,125	99,716	27,806	1998
Southern Park Mall	Youngstown, OH	—	16,982	77,767	(236)	35,745	16,746	113,512	130,258	69,461	1996
Southgate Mall	Missoula, MT	35,000	17,040	35,896	—	205	17,040	36,101	53,141	1,204	2018
Sunland Park Mall	El Paso, TX	—	2,896	28,900	(171)	7,887	2,725	36,787	39,512	29,040	1988
Town Center at Aurora	Aurora (Denver), CO	52,250	9,959	56,832	9,974	58,923	19,933	115,755	135,688	81,675	1998
Towne West Square	Wichita, KS	45,205	972	21,203	22	11,071	994	32,274	33,268	24,644	1980
Waterford Lakes Town Center	Orlando, FL	—	8,679	72,836	—	27,976	8,679	100,812	109,491	59,588	1999
Weberstown Mall	Stockton, CA	65,000	9,909	92,589	—	4,988	9,909	97,577	107,486	14,723	2015
West Ridge Mall	Topeka, KS	39,945	5,453	34,148	(788)	20,642	4,665	54,790	59,455	37,620	1988
Westminster Mall	Westminster (Los Angeles), CA	78,375	43,464	84,709	(180)	42,567	43,284	127,276	170,560	68,807	1998
WestShore Plaza	Tampa, FL	—	53,904	120,191	—	4,755	53,904	124,946	178,850	17,752	2015
Open Air Properties
Bloomingdale Court	Bloomingdale (Chicago), IL	—	8,422	26,184	(395)	19,017	8,027	45,201	53,228	29,851	1987
Bowie Town Center Strip	Bowie (Wash, D.C.), MD	—	231	4,597	—	819	231	5,416	5,647	2,741	2001
Canyon View Marketplace	Grand Junction, CO	5,215	1,370	9,570	—	120	1,370	9,690	11,060	1,057	2015
Charles Towne Square	Charleston, SC	—	—	1,768	370	10,890	370	12,658	13,028	12,209	1976
Chesapeake Center	Chesapeake (Virginia Beach), VA	—	4,410	11,241	—	1,504	4,410	12,745	17,155	10,203	1996
Concord Mills Marketplace	Concord (Charlotte), NC	16,000	8,036	21,167	—	956	8,036	22,123	30,159	5,795	2007
Countryside Plaza	Countryside (Chicago), IL	—	332	8,507	2,554	12,039	2,886	20,546	23,432	13,269	1977
Dare Centre	Kill Devil Hills, NC	—	—	5,702	—	2,405	—	8,107	8,107	4,221	2004
DeKalb Plaza	King of Prussia (Philadelphia), PA	—	1,955	3,405	—	1,394	1,955	4,799	6,754	2,818	2003
Empire East	Sioux Falls, SD	—	3,350	10,552	—	2,799	3,350	13,351	16,701	3,698	1998
Fairfax Court	Fairfax (Wash, D.C.), VA	—	8,078	34,997	—	1,470	8,078	36,467	44,545	6,309	2014

			Initial Cost		Cost Capitalized Subsequent to Construction or Acquisition		Gross Amounts At Which Carried at Close of Period
Name	Location	Encumbrances(3)	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total(1)	Accumulated Depreciation(2)	Date of Construction or Acquisition
Fairfield Town Center	Houston, TX	—	4,745	5,044	168	38,799	4,913	43,843	48,756	3,889	2014
Forest Plaza	Rockford, IL	15,588	4,132	16,818	453	12,499	4,585	29,317	33,902	17,845	1985
Gaitway Plaza	Ocala, FL	—	5,445	26,687	—	2,293	5,445	28,980	34,425	5,994	2014
Greenwood Plus	Greenwood (Indianapolis), IN	—	1,129	1,792	(58)	4,905	1,071	6,697	7,768	4,647	1979
Henderson Square	King of Prussia (Philadelphia), PA	—	4,223	15,124	—	1,080	4,223	16,204	20,427	7,228	2003
Keystone Shoppes	Indianapolis, IN	—	—	4,232	2,118	5,356	2,118	9,588	11,706	4,218	1997
Lake Plaza	Waukegan (Chicago), IL	—	2,487	6,420	—	2,515	2,487	8,935	11,422	5,830	1986
Lake View Plaza	Orland Park (Chicago), IL	—	4,702	17,543	(89)	18,646	4,613	36,189	40,802	23,456	1986
Lakeline Plaza	Cedar Park (Austin), TX	14,604	5,822	30,875	—	14,815	5,822	45,690	51,512	25,086	1998
Lima Center	Lima, OH	—	1,781	5,151	—	10,056	1,781	15,207	16,988	10,259	1996
Lincoln Crossing	O'Fallon (St. Louis), IL	—	674	2,192	—	9,543	674	11,735	12,409	3,597	1990
MacGregor Village	Cary, NC	—	502	8,891	—	3,053	502	11,944	12,446	4,527	2004
Mall of Georgia Crossing	Buford (Atlanta), GA	22,208	9,506	32,892	—	3,011	9,506	35,903	45,409	20,776	1999
Markland Plaza	Kokomo, IN	—	206	738	—	8,300	206	9,038	9,244	4,919	1974
Martinsville Plaza	Martinsville, VA	—	—	584	—	3,003	—	3,587	3,587	359	1967
Matteson Plaza	Matteson (Chicago), IL	—	1,771	9,737	—	47	1,771	9,784	11,555	9,655	1988
Muncie Towne Plaza	Muncie, IN	6,071	267	10,509	87	3,660	354	14,169	14,523	8,422	1998
North Ridge Shopping Center	Raleigh, NC	11,764	385	12,826	—	7,522	385	20,348	20,733	7,077	2004
Northwood Plaza	Fort Wayne, IN	—	148	1,414	—	3,481	148	4,895	5,043	3,140	1974
Plaza at Buckland Hills, The	Manchester, CT	—	17,355	43,900	(281)	4,394	17,074	48,294	65,368	7,049	2014
Richardson Square	Richardson (Dallas), TX	—	6,285	—	990	14,818	7,275	14,818	22,093	6,108	1996
Rockaway Commons	Rockaway (New York), NJ	—	5,149	26,435	—	16,447	5,149	42,882	48,031	20,038	1998
Rockaway Town Plaza	Rockaway (New York), NJ	—	—	18,698	2,227	5,187	2,227	23,885	26,112	9,993	2004
Royal Eagle Plaza	Coral Springs (Miami), FL	—	2,153	24,216	—	3,253	2,153	27,469	29,622	6,509	2014
Shops at North East Mall, The	Hurst (Dallas), TX	—	12,541	28,177	402	7,592	12,943	35,769	48,712	24,629	1999
St. Charles Towne Plaza	Waldorf (Wash, D.C.), MD	—	8,216	18,993	—	10,242	8,216	29,235	37,451	17,860	1987
Tippecanoe Plaza	Lafayette, IN	—	—	745	234	5,821	234	6,566	6,800	4,216	1974
University Center	Mishawaka, IN	—	2,119	8,365	—	5,190	2,119	13,555	15,674	10,703	1996
University Town Plaza	Pensacola, FL	—	6,009	26,945	(579)	381	5,430	27,326	32,756	8,739	2013
Village Park Plaza	Carmel (Indianapolis), IN	—	19,565	51,873	—	1,065	19,565	52,938	72,503	13,319	2014
Washington Plaza	Indianapolis, IN	—	263	1,833	—	3,049	263	4,882	5,145	4,224	1996
West Ridge Plaza	Topeka, KS	9,986	1,376	4,560	1,958	8,498	3,334	13,058	16,392	6,799	1988
West Town Corners	Altamonte Springs (Orlando), FL	—	6,821	24,603	(174)	6,901	6,647	31,504	38,151	6,150	2014
Westland Park Plaza	Orange Park (Jacksonville), FL	—	5,576	8,775	—	4	5,576	8,779	14,355	2,016	2014
White Oaks Plaza	Springfield, IL	12,143	3,169	14,267	292	11,204	3,461	25,471	28,932	14,004	1986

			Initial Cost		Cost Capitalized Subsequent to Construction or Acquisition		Gross Amounts At Which Carried at Close of Period
Name	Location	Encumbrances(3)	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total(1)	Accumulated Depreciation(2)	Date of Construction or Acquisition
Whitehall Mall	Whitehall, PA	—	8,500	28,512	—	4,680	8,500	33,192	41,692	7,860	2014
Wolf Ranch	Georgetown (Austin), TX	—	21,999	51,547	(185)	13,815	21,814	65,362	87,176	31,398	2005
Developments In Progress									—
Cottonwood Mall	Albuquerque, NM	—	—	—	—	—	826	1,525	2,351	—
Dayton Mall	Dayton, OH	—	—	—	—	—	—	1,828	1,828	—
Fairfield Town Center	Houston, TX	—	—	—	—	—	3,203	779	3,982	—
Grand Central Mall	Parkersburg, WV	—	—	—	—	—	—	1,362	1,362	—
Great Lakes Mall	Mentor (Cleveland), OH	—	—	—	—	—	—	6,243	6,243	—
MacGregor Village	Cary, NC	—	—	—	—	—	—	1,790	1,790	—
Northwoods Mall	Peoria, IL	—	—	—	—	—	117	2,595	2,712	—
Southern Park Mall	Youngstown, OH	—	—	—	—	—	—	1,293	1,293	—
WestShore Plaza	Tampa, FL	—	—	—	—	—	—	6,700	6,700	—
Other Developments		—	—	—	—	—	1,200	12,307	13,507	—
		$980,276	$782,921	$3,607,440	$47,947	$1,337,077	$836,214	$4,980,939	$5,817,153	$2,212,476

Washington Prime Group Inc. and Washington Prime Group, L.P.
Notes to Schedule III
December 31, 2018
(dollars in thousands)

(1)	Reconciliation of Real Estate Properties:
The changes in real estate assets (which excludes furniture, fixtures and equipment) for the years ended December 31, 2018, 2017 and 2016 are as follows:

	2018	2017	2016
Balance, beginning of year	$5,715,996	$6,205,387	$6,699,789
Acquisitions	72,647	14,366	297
Improvements	143,123	135,713	157,561
Held for sale reclasses	—	—	(215,244)
Disposals*	(114,613)	(639,470)	(437,016)
Balance, end of year	$5,817,153	$5,715,996	$6,205,387
*Primarily represents properties that have been deconsolidated upon sale of controlling interest, sold properties and fully depreciated assets which have been disposed. Further, includes impairment charges of $0, $66,925, and $21,879 for the years ended December 31, 2018, 2017 and 2016, respectively.
The following reconciles investment properties at cost per the consolidated balance sheet to the balance per Schedule III as of December 31, 2018:

2018
Investment properties at cost	$5,914,705
Less: furniture, fixtures and equipment	(97,552)
Total cost per Schedule III	$5,817,153
The unaudited aggregate cost for federal income tax purposes of real estate assets presented was $5,334,779 as of December 31, 2018.

(2)	Reconciliation of Accumulated Depreciation:
The changes in accumulated depreciation and amortization for the years ended December 31, 2018, 2017 and 2016 are as follows:

	2018	2017	2016
Balance, beginning of year	$2,076,948	$2,063,107	$2,261,593
Depreciation expense	205,724	205,078	222,861
Disposals	(70,196)	(191,237)	(421,347)
Balance, end of year	$2,212,476	$2,076,948	$2,063,107
The following reconciles accumulated depreciation per the consolidated balance sheet to the balance per Schedule III as of December 31, 2018:

2018
Accumulated depreciation	$2,283,764
Less: furniture, fixtures and equipment	(71,288)
Total accumulated depreciation per Schedule III	$2,212,476
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