Form 10-Q
period 2019-03-31
WASHINGTON PRIME GROUP INC.; Washington Prime Group, L.P.
filed 2019-04-25
CIK 1594686, 1610911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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
As of April 24, 2019, Washington Prime Group Inc. had 186,496,269 shares of common stock outstanding. Washington Prime Group, L.P. has no publicly traded equity and no common stock outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarter ended March 31, 2019 of Washington Prime Group® Inc. and Washington Prime Group, L.P. Unless stated otherwise or the context requires otherwise, references to "WPG Inc." mean Washington Prime Group Inc., an Indiana corporation, and references to "WPG L.P." mean Washington Prime Group, L.P., an Indiana limited partnership, and its consolidated subsidiaries, in cases where it is important to distinguish between WPG Inc. and WPG L.P. We use the terms "WPG," the "Company,” “we,” "us," and “our” to refer to WPG Inc., WPG L.P., and entities in which WPG Inc. or WPG L.P. (or any affiliate) has a material interest on a consolidated basis, unless the context indicates otherwise.

WPG Inc. operates as a self-managed and self-administered real estate investment trust (“REIT”). WPG Inc. owns properties and conducts operations through WPG L.P., of which WPG Inc. is the sole general partner and of which it held approximately 84.4% of the partnership interests (“OP units”) at March 31, 2019. The remaining OP units are owned by various limited partners. As the sole general partner of WPG L.P., WPG Inc. has the exclusive and complete responsibility for WPG L.P.’s day-to-day management and control. Management operates WPG Inc. and WPG L.P. as one enterprise. The management of WPG Inc. consists of the same persons who direct the management of WPG L.P. As general partner with control of WPG L.P., WPG Inc. consolidates WPG L.P. for financial reporting purposes, and WPG Inc. does not have significant assets other than its investment in WPG L.P. Therefore, the assets and liabilities of WPG Inc. and WPG L.P. are substantially the same on their respective consolidated financial statements and the disclosures of WPG Inc. and WPG L.P. also are substantially similar.
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

WASHINGTON PRIME GROUP INC. AND WASHINGTON PRIME GROUP, L.P.
FORM 10-Q

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements
Washington Prime Group Inc.
Unaudited Consolidated Balance Sheets
(dollars in thousands, except share and par value amounts)

	March 31, 2019	December 31, 2018
ASSETS:
Investment properties at cost	$5,933,785	$5,914,705
Less: accumulated depreciation	2,334,130	2,283,764
	3,599,655	3,630,941
Cash and cash equivalents	29,244	42,542
Tenant receivables and accrued revenue, net	81,849	85,463
Investment in and advances to unconsolidated entities, at equity	428,130	433,207
Deferred costs and other assets	171,422	169,135
Total assets	$4,310,300	$4,361,288
LIABILITIES:
Mortgage notes payable	$978,823	$983,269
Notes payable	983,542	982,697
Unsecured term loans	685,792	685,509
Revolving credit facility	341,288	286,002
Accounts payable, accrued expenses, intangibles, and deferred revenues	216,172	253,862
Distributions payable	2,992	2,992
Cash distributions and losses in unconsolidated entities, at equity	15,421	15,421
Total liabilities	3,224,030	3,209,752
Redeemable noncontrolling interests	3,265	3,265
EQUITY:
Stockholders' Equity:
Series H Cumulative Redeemable Preferred Stock, $0.0001 par value, 4,000,000 shares issued and outstanding as of March 31, 2019 and December 31, 2018	104,251	104,251
Series I Cumulative Redeemable Preferred Stock, $0.0001 par value, 3,800,000 shares issued and outstanding as of March 31, 2019 and December 31, 2018	98,325	98,325
Common stock, $0.0001 par value, 350,000,000 shares authorized; 186,493,797 and 186,074,461 issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	19	19
Capital in excess of par value	1,249,490	1,247,639
Accumulated deficit	(509,187)	(456,924)
Accumulated other comprehensive income	2,082	6,400
Total stockholders' equity	944,980	999,710
Noncontrolling interests	138,025	148,561
Total equity	1,083,005	1,148,271
Total liabilities, redeemable noncontrolling interests and equity	$4,310,300	$4,361,288

The accompanying notes are an integral part of these statements.

Washington Prime Group Inc.
Unaudited Consolidated Statements of Operations and Comprehensive (Loss) Income
(dollars in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2019	2018
REVENUE:
Rental income	$163,273	$172,417
Other income	5,550	4,577
Total revenues	168,823	176,994
EXPENSES:
Property operating	39,429	36,366
Depreciation and amortization	66,378	61,294
Real estate taxes	22,114	22,041
Advertising and promotion	1,893	1,771
General and administrative	14,125	9,654
Ground rent	203	197
Total operating expenses	144,142	131,323

Interest expense, net	(36,830)	(34,344)
Gain on disposition of interests in properties, net	9,990	8,181
Income and other taxes	(356)	(485)
(Loss) income from unconsolidated entities, net	(48)	1,162
NET (LOSS) INCOME	(2,563)	20,185
Net (loss) income attributable to noncontrolling interests	(896)	2,661
NET (LOSS) INCOME ATTRIBUTABLE TO THE COMPANY	(1,667)	17,524
Less: Preferred share dividends	(3,508)	(3,508)
NET (LOSS) INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(5,175)	$14,016

(LOSS) EARNINGS PER COMMON SHARE, BASIC & DILUTED	$(0.03)	$0.07

COMPREHENSIVE (LOSS) INCOME:
Net (loss) income	$(2,563)	$20,185
Unrealized (loss) income on interest rate derivative instruments, net	(5,110)	5,217
Comprehensive (loss) income	(7,673)	25,402
Comprehensive (loss) income attributable to noncontrolling interests	(1,688)	3,482
Comprehensive (loss) income attributable to common shareholders	$(5,985)	$21,920
The accompanying notes are an integral part of these statements.

Washington Prime Group Inc.
Unaudited Consolidated Statements of Cash Flows
(dollars in thousands)

	For the Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(2,563)	$20,185
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization, including fair value rent, fair value debt, deferred financing costs and equity-based compensation	65,270	61,404
Gain on disposition of interests in properties and outparcels, net	(9,990)	(8,181)
Change in estimate of collectibility of rental income	2,980	3,346
Loss (income) from unconsolidated entities, net	48	(1,162)
Distributions of income from unconsolidated entities	575	1,585
Changes in assets and liabilities:
Tenant receivables and accrued revenue, net	1,766	1,177
Deferred costs and other assets	(6,047)	(11,612)
Accounts payable, accrued expenses, deferred revenues and other liabilities	(39,388)	(23,082)
Net cash provided by operating activities	12,651	43,660
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net	(35,162)	(29,675)
Net proceeds from disposition of interests in properties and outparcels	12,084	13,776
Investments in unconsolidated entities	(3,273)	(10,048)
Distributions of capital from unconsolidated entities	7,727	19,884
Net cash used in investing activities	(18,624)	(6,063)
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to noncontrolling interest holders in properties	(66)	(5)
Redemption of limited partner units	—	(11)
Net proceeds from issuance of common shares, including common stock plans	1	—
Distributions on common and preferred shares/units	(59,336)	(59,167)
Proceeds from issuance of debt, net of transaction costs	75,000	476,877
Repayments of debt	(24,142)	(451,101)
Net cash used in financing activities	(8,543)	(33,407)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(14,516)	4,190
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	61,084	70,201
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$46,568	$74,391

The accompanying notes are an integral part of these statements.

Washington Prime Group Inc.
Unaudited Consolidated Statements of Equity
(dollars in thousands, except per share/unit amounts)

	Preferred Series H	Preferred Series I	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity	Non- Controlling Interests	Total Equity	Redeemable Non-Controlling Interests
Balance, December 31, 2018	$104,251	$98,325	$19	$1,247,639	$(456,924)	$6,400	$999,710	$148,561	$1,148,271	$3,265
Other	—	—	—	(7)	—	—	(7)	—	(7)	—
Exercise of stock options	—	—	—	1	—	—	1	—	1	—
Equity-based compensation	—	—	—	1,778	—	—	1,778	37	1,815	—
Adjustments to noncontrolling interests	—	—	—	79	—	—	79	(79)	—	—
Distributions on common shares/units ($0.25 per common share/unit)	—	—	—	—	(47,088)	—	(47,088)	(8,746)	(55,834)	—
Distributions declared on preferred shares	—	—	—	—	(3,508)	—	(3,508)	—	(3,508)	—
Other comprehensive loss	—	—	—	—	—	(4,318)	(4,318)	(792)	(5,110)	—
Net loss, excluding $60 of distributions to preferred unitholders	—	—	—	—	(1,667)	—	(1,667)	(956)	(2,623)	—
Balance, March 31, 2019	$104,251	$98,325	$19	$1,249,490	$(509,187)	$2,082	$944,980	$138,025	$1,083,005	$3,265

The accompanying notes are an integral part of this statement.

Washington Prime Group Inc.
Unaudited Consolidated Statements of Equity
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

Washington Prime Group, L.P.
Unaudited Consolidated Balance Sheets
(dollars in thousands, except unit amounts)

	March 31, 2019	December 31, 2018
ASSETS:
Investment properties at cost	$5,933,785	$5,914,705
Less: accumulated depreciation	2,334,130	2,283,764
	3,599,655	3,630,941
Cash and cash equivalents	29,244	42,542
Tenant receivables and accrued revenue, net	81,849	85,463
Investment in and advances to unconsolidated entities, at equity	428,130	433,207
Deferred costs and other assets	171,422	169,135
Total assets	$4,310,300	$4,361,288
LIABILITIES:
Mortgage notes payable	$978,823	$983,269
Notes payable	983,542	982,697
Unsecured term loans	685,792	685,509
Revolving credit facility	341,288	286,002
Accounts payable, accrued expenses, intangibles, and deferred revenues	216,172	253,862
Distributions payable	2,992	2,992
Cash distributions and losses in unconsolidated entities, at equity	15,421	15,421
Total liabilities	3,224,030	3,209,752
Redeemable noncontrolling interests	3,265	3,265
EQUITY:
Partners' Equity:
General partner
Preferred equity, 7,800,000 units issued and outstanding as of March 31, 2019 and December 31, 2018	202,576	202,576
Common equity, 186,493,797 and 186,074,461 units issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	742,404	797,134
Total general partners' equity	944,980	999,710
Limited partners, 34,755,660 and 34,755,660 units issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	137,019	147,493
Total partners' equity	1,081,999	1,147,203
Noncontrolling interests	1,006	1,068
Total equity	1,083,005	1,148,271
Total liabilities, redeemable noncontrolling interests and equity	$4,310,300	$4,361,288

The accompanying notes are an integral part of these statements.

Washington Prime Group, L.P.
Unaudited Consolidated Statements of Operations and Comprehensive (Loss) Income
(dollars in thousands, except per unit amounts)

	For the Three Months Ended March 31,
	2019	2018
REVENUE:
Rental income	$163,273	$172,417
Other income	5,550	4,577
Total revenues	168,823	176,994
EXPENSES:
Property operating	39,429	36,366
Depreciation and amortization	66,378	61,294
Real estate taxes	22,114	22,041
Advertising and promotion	1,893	1,771
General and administrative	14,125	9,654
Ground rent	203	197
Total operating expenses	144,142	131,323

Interest expense, net	(36,830)	(34,344)
Gain on disposition of interests in properties, net	9,990	8,181
Income and other taxes	(356)	(485)
(Loss) income from unconsolidated entities, net	(48)	1,162
NET (LOSS) INCOME ATTRIBUTABLE TO UNITHOLDERS	(2,563)	20,185
Less: Preferred unit distributions	(3,568)	(3,568)
NET (LOSS) INCOME ATTRIBUTABLE TO COMMON UNITHOLDERS	$(6,131)	$16,617

NET (LOSS) INCOME ATTRIBUTABLE TO COMMON UNITHOLDERS:
General partner	$(5,175)	$14,016
Limited partners	(956)	2,601
Net (loss) income attributable to common unitholders	$(6,131)	$16,617

(LOSS) EARNINGS PER COMMON UNIT, BASIC & DILUTED	$(0.03)	$0.07

COMPREHENSIVE (LOSS) INCOME:
Net (loss) income	$(2,563)	$20,185
Unrealized (loss) income on interest rate derivative instruments, net	(5,110)	5,217
Comprehensive (loss) income	$(7,673)	$25,402

The accompanying notes are an integral part of these statements.

Washington Prime Group, L.P.
Unaudited Consolidated Statements of Cash Flows
(dollars in thousands)

	For the Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(2,563)	$20,185
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization, including fair value rent, fair value debt, deferred financing costs and equity-based compensation	65,270	61,404
Gain on disposition of interests in properties and outparcels, net	(9,990)	(8,181)
Change in estimate of collectibility of rental income	2,980	3,346
Loss (income) from unconsolidated entities, net	48	(1,162)
Distributions of income from unconsolidated entities	575	1,585
Changes in assets and liabilities:
Tenant receivables and accrued revenue, net	1,766	1,177
Deferred costs and other assets	(6,047)	(11,612)
Accounts payable, accrued expenses, deferred revenues and other liabilities	(39,388)	(23,082)
Net cash provided by operating activities	12,651	43,660
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net	(35,162)	(29,675)
Net proceeds from disposition of interests in properties and outparcels	12,084	13,776
Investments in unconsolidated entities	(3,273)	(10,048)
Distributions of capital from unconsolidated entities	7,727	19,884
Net cash used in investing activities	(18,624)	(6,063)
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to noncontrolling interest holders in properties	(66)	(5)
Redemption of limited partner units	—	(11)
Net proceeds from issuance of common units, including equity-based compensation plans	1	—
Distributions to unitholders	(59,336)	(59,167)
Proceeds from issuance of debt, net of transaction costs	75,000	476,877
Repayments of debt	(24,142)	(451,101)
Net cash used in financing activities	(8,543)	(33,407)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(14,516)	4,190
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	61,084	70,201
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$46,568	$74,391

The accompanying notes are an integral part of these statements.

Washington Prime Group, L.P.
Unaudited Consolidated Statements of Equity
(dollars in thousands, except per unit amounts)

	General Partner
	Preferred	Common	Total	Limited Partners	Total Partners' Equity	Non- Controlling Interests	Total Equity	Redeemable Non-Controlling Interests
Balance, December 31, 2018	$202,576	$797,134	$999,710	$147,493	$1,147,203	$1,068	$1,148,271	$3,265
Other	—	(7)	(7)	—	(7)	—	(7)	—
Exercise of stock options	—	1	1	—	1	—	1	—
Equity-based compensation	—	1,778	1,778	37	1,815	—	1,815	—
Adjustments to limited partners' interests	—	79	79	(79)	—	—	—	—
Distributions on common units ($0.25 per common unit)	—	(47,088)	(47,088)	(8,684)	(55,772)	(62)	(55,834)	—
Distributions declared on preferred units	(3,508)	—	(3,508)	—	(3,508)	—	(3,508)	(60)
Other comprehensive loss	—	(4,318)	(4,318)	(792)	(5,110)	—	(5,110)	—
Net loss	3,508	(5,175)	(1,667)	(956)	(2,623)	—	(2,623)	60
Balance, March 31, 2019	$202,576	$742,404	$944,980	$137,019	$1,081,999	$1,006	$1,083,005	$3,265

	General Partner
	Preferred	Common	Total	Limited Partners	Total Partners' Equity	Non- Controlling Interests	Total Equity	Redeemable Non-Controlling Interests
Balance, December 31, 2017	$202,576	$896,828	$1,099,404	$166,660	$1,266,064	$1,058	$1,267,122	$3,265
Cumulative effect of accounting standards	—	2,085	2,085	389	2,474	—	2,474	—
Redemption of limited partner units	—	—	—	(11)	(11)	—	(11)	—
Other	—	(36)	(36)	—	(36)	—	(36)	—
Equity-based compensation	—	1,523	1,523	219	1,742	—	1,742	—
Adjustments to limited partners' interests	—	397	397	(397)	—	—	—	—
Distributions on common units ($0.25 per common unit)	—	(46,909)	(46,909)	(8,690)	(55,599)	(5)	(55,604)	—
Distributions declared on preferred units	(3,508)	—	(3,508)	—	(3,508)	—	(3,508)	(60)
Other comprehensive income	—	4,396	4,396	821	5,217	—	5,217	—
Net income	3,508	14,016	17,524	2,601	20,125	—	20,125	60
Balance, March 31, 2018	$202,576	$872,300	$1,074,876	$161,592	$1,236,468	$1,053	$1,237,521	$3,265

The accompanying notes are an integral part of this statement.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

1.	Organization
Washington Prime Group Inc. (“WPG Inc.”) is an Indiana corporation that operates as a fully integrated, self‑administered and self‑managed real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended (the "Code"). WPG Inc. will generally qualify as a REIT for U.S. federal income tax purposes as long as it continues to distribute at least 90% of its REIT taxable income and satisfy certain other requirements. WPG Inc. will generally be allowed a deduction against its U.S. federal income tax liability for dividends paid by it to REIT shareholders, thereby reducing or eliminating any corporate level taxation to WPG Inc. Washington Prime Group, L.P. (“WPG L.P.”) is WPG Inc.'s majority‑owned limited partnership subsidiary that owns, develops and manages, through its affiliates, all of WPG Inc.'s real estate properties and other assets. WPG Inc. is the sole general partner of WPG L.P. As of March 31, 2019, our assets consisted of material interests in 108 shopping centers in the United States, consisting of open air properties and enclosed retail properties, comprised of approximately 58 million square feet of managed gross leasable area.
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
Severance
On February 5, 2019, the Company's Executive Vice President, Head of Open Air Centers was terminated without cause from his position and received severance payments and other benefits pursuant to the terms and conditions of his employment agreement. In addition, the Company terminated, without cause, additional non-executive personnel in the Property Management department as part of an effort to reduce overhead costs. In connection with and as part of the aforementioned management changes, the Company recorded aggregate severance charges of $1.9 million, including $0.1 million of non-cash stock compensation in the form of accelerated vesting of equity incentive awards, which costs are included in general and administrative expense in the accompanying consolidated statements of operations and comprehensive (loss) income for the three months ended March 31, 2019.
On March 18, 2019, the Company's Executive Vice President, Development notified the Company of his resignation. The effective date of his resignation was March 28, 2019. There were no severance payments or accelerated vesting of stock compensation benefits in connection with this separation.

2.	Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The consolidated balance sheets as of March 31, 2019 and December 31, 2018 include the accounts of WPG Inc. and WPG L.P., as well as their majority owned and controlled subsidiaries. The accompanying consolidated statements of operations include the consolidated accounts of the Company. All intercompany transactions have been eliminated in consolidation. Due to the seasonal nature of certain operational activities, the results for the interim period ended March 31, 2019 are not necessarily indicative of the results to be expected for the full year.
These consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by GAAP for interim reporting. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods presented. The Company believes that the disclosures made are adequate to prevent the information presented from being misleading. These consolidated unaudited financial statements should be read in conjunction with the audited consolidated and combined financial statements and related notes included in the combined 2018 Annual Report on Form 10-K for WPG Inc. and WPG L.P. (the "2018 Form 10-K").

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
There have been no changes during the three months ended March 31, 2019 to any of our previous conclusions about whether an entity qualifies as a VIE or whether we are the primary beneficiary of any previously identified VIE. During the three months ended March 31, 2019, we did not provide financial or other support to a previously identified VIE that we were not previously contractually obligated to provide.
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
As of March 31, 2019, our assets consisted of material interests in 108 shopping centers. The consolidated financial statements as of that date reflect the consolidation of 91 wholly owned properties and four additional properties that are less than wholly owned, but which we control or for which we are the primary beneficiary. We account for our interests in the remaining 13 properties, or the joint venture properties, using the equity method of accounting. While we manage the day-to-day operations of the joint venture properties, we do not control the operations as we have determined that our partner or partners have substantive participating rights with respect to the assets and operations of these joint venture properties (see Note 5 - "Investment in Unconsolidated Entities, at Equity" for further details).
We allocate net operating results of WPG L.P. to third parties and to WPG Inc. based on the partners' respective weighted average ownership interests in WPG L.P. Net operating results of WPG L.P. attributable to third parties are reflected in net (loss) income attributable to noncontrolling interests. WPG Inc.'s weighted average ownership interest in WPG L.P. was 84.4% and 84.3% for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019 and December 31, 2018, WPG Inc.'s ownership interest in WPG L.P. was 84.4% and 84.4%, respectively. We adjust the noncontrolling limited partners' interests at the end of each period to reflect their interest in WPG L.P.

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
New Accounting Pronouncements
Adoption of New Standards
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, "Leases (Topic 842)." This new guidance, including related ASUs that were subsequently issued, was effective January 1, 2019 and required lessees to recognize a lease liability and right of use ("ROU") asset, measured as the present value of lease payments, for both operating and financing leases with a term greater than 12 months. Additionally, the new standard made targeted changes to lessor accounting. The new leases standard required a modified retrospective transition approach for all leases existing at, or entered into after, January 1, 2017, with an option to use certain transition relief which allowed an entity to account for the impact of the adoption ASU 2016-02 with a cumulative adjustment to retained earnings, if necessary, on January 1, 2019, rather than January 1, 2017, eliminating the need to restate amounts presented prior to January 1, 2019.
The Company adopted the new standard on January 1, 2019 and applied the new guidance utilizing the optional transition method noted above. The Company elected to use the "package of practical expedients," which allowed the Company not to reassess under the new standard prior conclusions about lease identification, lease classification, and initial direct costs. The Company did not make any adjustments to the opening balance of retained earnings upon adoption of the new standard given the nature of the impacts and other transition practical expedients elected by the Company.
Upon adoption, the Company recognized a lease liability and corresponding ROU asset of approximately $14.4 million for the four material ground leases, two material office leases, and one material garage lease with a term of more than 12 months. For leases with a term of 12 months or less, the Company made an accounting policy election by underlying asset to not recognize lease liabilities and ROU assets. Additionally, the Company excluded certain office equipment leases due to materiality. All of these leases were classified as operating leases under legacy GAAP and the current classification was carried forward under ASU 2016-02. See "Note 10 - Commitments and Contingencies" for additional details.
From a lessor perspective, the new guidance remained mostly similar to legacy GAAP as the Company elected the practical expedient to not separate non-lease components from lease components. This election resulted in a change on the Company's consolidated statements of operations and comprehensive (loss) income as the Company no longer presents minimum rents, overage rents, and tenant reimbursements as separate line items because the Company now accounts for these line items as a single combined lease component, rental income, on the basis of the lease component being the predominant component of the contract. As such, non-lease components, including common-area ("CAM") revenues, are now combined with lease components and are recognized on a straight-line basis to the extent the non-lease components are fixed. Additionally, ASU 2016-02 required the Company to recognize a change, after the commencement date, in their assessment of whether the collectibility of an operating lease receivable as probable as an adjustment to rental income rather than as a provision for credit losses. This requirement resulted in a change on the Company's consolidated statements of operations and comprehensive (loss) income as the Company no longer presents provision for credit losses as a separate line item and the adjustment is now recorded as a reduction to rental income. ASU 2016-02 also introduced certain changes to the lease classification rules for lessors. Accordingly, some leases may be classified as sales-type leases in the future. This change is not expected to have a material impact on the Company's financial statements. Finally, ASU 2016-02 disallowed the capitalization of internal leasing costs and legal costs, unless said costs are incremental to obtaining the lease contract, resulting in an increase in the Company's general and administrative expenses. For the three months ended March 31, 2018, we capitalized approximately $4.1 million of internal legal and leasing costs that would no longer qualify for capitalization under the new standard. The Company elected to use the practical expedient in transition to not re-evaluate costs that were previously capitalized.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

The cumulative effect of the change to our consolidated January 1, 2019 balance sheet for the adoption of ASU 2016-02 was as follows:

	Balance at December 31, 2018	Adjustments Due to ASU 2016-02	Balance at January 1, 2019
Balance Sheet
Assets
Deferred costs and other assets	$169,135	$14,412	$183,547

Liabilities
Accounts payable, accrued expenses, intangibles, and deferred revenues	$253,862	$14,412	$268,274
New Standards Issued But Not Yet Adopted
In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurements (ASC 820): Disclosure Framework- Changes to the Disclosure Requirements for Fair Value Measurements." ASU 2018-13 eliminates certain disclosure requirements for all entities, requires public entities to disclose certain new information, and modifies some disclosure requirements. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the impact this ASU will have, if any, on our financial statements and related disclosures.
Reclassifications
Reclassifications were made to conform prior periods to our presentation of the consolidated statements of operations and comprehensive (loss) income due to the impact of adopting ASU 2016-02. Amounts previously disclosed as minimum rent, tenant reimbursements, and overage rent during the three months ended March 31, 2018 are now included in rental income and will no longer be presented as separate line items. Additionally, termination income of $1.8 million, which was previously disclosed in other income, and provision for credit losses of $3.3 million, which was previously disclosed as a separate line item during the three months ended March 31, 2018, were also reclassified to rental income to conform with the impact of adopting ASU 2016-02.
Reconciliation of Cash, Cash Equivalents, and Restricted Cash
The following is a summary of our beginning and ending cash, cash equivalents and restricted cash totals as presented in our statements of cash flows for the three months ended March 31, 2019 and 2018:

	Balance at March 31,		Balance at December 31,
	2019	2018	2018	2017
Cash and cash equivalents	$29,244	$45,871	$42,542	$52,019
Restricted cash	17,324	28,520	18,542	18,182
Total cash, cash equivalents and restricted cash	$46,568	$74,391	$61,084	$70,201
Restricted cash primarily relates to cash held in escrow for payment of real estate taxes and property reserves for maintenance, expansion or leasehold improvements as required by our mortgage loans. Restricted cash is included in "Deferred costs and other assets" in the accompanying balance sheets as of March 31, 2019 and December 31, 2018.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

4.	Investment in Real Estate
2019 Dispositions
We completed the sale of various tranches of restaurant outparcels to FCPT Acquisitions, LLC ("Four Corners") pursuant to the purchase and sale agreement executed on September 20, 2017 between the Company and Four Corners. The following table summarizes the key terms of each tranche sold during the three months ended March 31, 2019:

Tranche	Sales Date	Parcels Sold	Purchase Price	Sales Proceeds
Tranche 6	January 18, 2019	8	$9,435	$9,364
Tranche 7	February 11, 2019	1	2,766	2,720
		9	$12,201	$12,084
The net proceeds were used to fund ongoing redevelopment efforts and for general corporate purposes. In connection with the 2019 disposition activities, the Company recorded a gain of $10.0 million for the three months ended March 31, 2019, which is included in gain on disposition of interests in properties, net in the accompanying consolidated statements of operations and comprehensive (loss) income. The Company expects to close on most of the approximately $25.3 million of remaining outparcels during 2019, subject to due diligence and closing conditions.
2018 Dispositions
On January 12, 2018, we completed the sale of the first tranche of restaurant outparcels to Four Corners. The first tranche consisted of 10 outparcels, with an allocated purchase price of approximately $13.7 million. The net proceeds of approximately $13.5 million were used to fund a portion of the acquisition of certain Sears parcels on April 11, 2018 and for general corporate purposes.
In connection with the 2018 disposition activities, the Company recorded a net gain of $8.2 million for the three months ended March 31, 2018, which is included in gain on disposition of interests in properties, net in the accompanying consolidated statements of operations and comprehensive (loss) income.

5.	Investment in Unconsolidated Entities, at Equity
The Company's investment activity in unconsolidated real estate entities during the three months ended March 31, 2019 and March 31, 2018 consisted of investments in the following material joint ventures:

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

•	The O'Connor Joint Venture II
This investment consists of a 51% noncontrolling interest held by the Company in a portfolio of seven retail properties and certain related outparcels, consisting of the following: The Arboretum, located in Austin, Texas; Arbor Hills, located in Ann Arbor, Michigan; Classen Curve and The Triangle at Classen Curve, each located in Oklahoma City, Oklahoma and Nichols Hills Plaza, located in Nichols Hills, Oklahoma (the "Oklahoma City Properties"); Gateway Centers, located in Austin, Texas; Malibu Lumber Yard, located in Malibu, California; Palms Crossing I and II, located in McAllen, Texas; and The Shops at Arbor Walk, located in Austin, Texas (the "O'Connor Joint Venture II"). We retain management, leasing, and development responsibilities for the O'Connor Joint Venture II.

•	The Seminole Joint Venture
This investment consists of a 45% legal interest held by the Company in Seminole Towne Center, an approximate 1.1 million square foot enclosed regional retail property located in the Orlando, Florida area. The Company's effective financial interest in this property is estimated to be 0% for 2019 due to preferences. We retain management, leasing, and development responsibilities for the Seminole Joint Venture.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

Individual agreements specify which services the Company is to provide to each joint venture. The Company, through its affiliates, provides management, development, construction, marketing, leasing and legal services for a fee to the joint ventures as noted above. We recorded fee income of $2.7 million and $2.3 million for the three months ended March 31, 2019 and March 31, 2018, respectively, which are included in other income in the accompanying consolidated statements of operations and comprehensive (loss) income. Advances to the joint ventures totaled $3.3 million and $5.3 million as of March 31, 2019 and December 31, 2018, respectively, which are included in investment in and advances to unconsolidated entities, at equity in the accompanying consolidated balance sheets. Management deems this balance to be collectible and anticipates repayment within one year.
The following table presents the combined balance sheets for the O'Connor Joint Venture I, O'Connor Joint Venture II, the Seminole Joint Venture, and an indirect 12.5% ownership interest in certain other real estate as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Assets:
Investment properties at cost, net	$1,949,510	$1,964,699
Construction in progress	22,465	21,019
Cash and cash equivalents	35,674	43,169
Tenant receivables and accrued revenue, net	30,862	31,661
Deferred costs and other assets (1)	315,157	147,481
Total assets	$2,353,668	$2,208,029
Liabilities and Members’ Equity:
Mortgage notes payable	$1,290,376	$1,292,801
Accounts payable, accrued expenses, intangibles, and deferred revenues(2)	293,245	137,073
Total liabilities	1,583,621	1,429,874
Members’ equity	770,047	778,155
Total liabilities and members’ equity	$2,353,668	$2,208,029
Our share of members’ equity, net	$392,530	$396,229

Our share of members’ equity, net	$392,530	$396,229
Advances and excess investment	20,179	21,557
Net investment in and advances to unconsolidated entities, at equity(3)	$412,709	$417,786

(1)
Includes value of acquired in-place leases and acquired above-market leases with a net book value of $88,181 and $91,609 as of March 31, 2019 and December 31, 2018, respectively. Additionally, includes ROU assets of $172,733 related to ground leases for which our joint ventures are the lessees as of March 31, 2019.

(2)
Includes the net book value of below market leases of $53,653 and $57,392 as of March 31, 2019 and December 31, 2018, respectively. Additionally, includes lease liabilities of $172,733 related to ground leases for which our joint ventures are the lessees as of March 31, 2019.

(3)
Includes $428,130 and $433,207 of investment in and advances to unconsolidated entities, at equity as of March 31, 2019 and December 31, 2018, respectively, and $15,421 of cash distributions and losses in unconsolidated entities, at equity as of March 31, 2019 and December 31, 2018.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

The following table presents the combined statements of operations for the O'Connor Joint Venture I, the O'Connor Joint Venture II, the Seminole Joint Venture, and an indirect 12.5% ownership interest in certain other real estate for the three months ended March 31, 2019 and 2018:

	For the Three Months Ended March 31,
	2019	2018
Total revenues	$66,022	$65,376
Operating expenses	26,829	25,343
Depreciation and amortization	25,757	23,461
Operating income	13,436	16,572
Interest expense, taxes, and other, net	(13,065)	(13,039)
Net income of the Company's unconsolidated real estate entities	$371	$3,533

(Loss) income from the Company's unconsolidated real estate entities	$(48)	$1,162

6.	Indebtedness
Mortgage Debt
Total mortgage indebtedness at March 31, 2019 and December 31, 2018 was as follows:

	March 31, 2019	December 31, 2018
Face amount of mortgage loans	$976,134	$980,276
Fair value adjustments, net	5,189	5,764
Debt issuance cost, net	(2,500)	(2,771)
Carrying value of mortgage loans	$978,823	$983,269
A roll forward of mortgage indebtedness from December 31, 2018 to March 31, 2019 is summarized as follows:

Balance at December 31, 2018	$983,269
Debt amortization payments	(4,142)
Amortization of fair value and other adjustments	(575)
Amortization of debt issuance costs	271
Balance at March 31, 2019	$978,823
During the three months ended March 31, 2019, the Company exercised the first of two options to extend the maturity of the $52.0 million mortgage note payable on Town Center at Aurora, located in Aurora, Colorado, for one year. The extended maturity date is April 1, 2020, subject to a one-year extension available at our option subject to compliance with the terms of the underlying loan agreement and payment of customary extension fees. Pursuant to the terms of the extension option, the Company entered into a derivative swap agreement that effectively fixed the interest rate of the note payable at 4.76% per annum through both extension periods.
Unsecured Debt
During the three months ended March 31, 2019, Fitch Ratings, Moody's Investor Service, and S&P Global Ratings lowered their credit rating on WPG L.P.'s unsecured long-term indebtedness, which increased interest rates on our Facility, December 2015 Term Loan, and Senior Notes due 2024 (see below for capitalized terms) as of February 2, 2019. Due to the downgrade, our Revolver bears interest at LIBOR plus 1.65% (an increase of 40 basis points), our Term Loan bears interest at LIBOR plus 1.90% (an increase of 45 basis points), and our December 2015 Term Loan bears interest at LIBOR plus 2.35% (an increase of 55 basis points). Our Senior Notes due 2024 will bear interest at 6.450%, effective August 15, 2019 (an increase of 50 basis points).

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

The following table identifies our total unsecured debt outstanding at March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Notes payable:
Face amount - the Exchange Notes(1)	$250,000	$250,000
Face amount - Senior Notes due 2024(2)	750,000	750,000
Debt discount, net	(9,314)	(9,680)
Debt issuance costs, net	(7,144)	(7,623)
Total carrying value of notes payable	$983,542	$982,697

Unsecured term loans:(7)
Face amount - Term Loan(3)(4)	$350,000	$350,000
Face amount - December 2015 Term Loan(5)	340,000	340,000
Debt issuance costs, net	(4,208)	(4,491)
Total carrying value of unsecured term loans	$685,792	$685,509

Revolving credit facility:(3)(6)
Face amount	$345,000	$290,000
Debt issuance costs, net	(3,712)	(3,998)
Total carrying value of revolving credit facility	$341,288	$286,002
(1) The Exchange Notes were issued at a 0.028% discount, bear interest at 3.850% per annum and mature on April 1, 2020.
(2) The Senior Notes due 2024 were issued at a 1.533% discount, bear interest at 5.950% per annum through August 14, 2019, at which time the interest rate will increase to 6.450% per annum due to the credit downgrade. The Senior Notes due 2024 mature on August 15, 2024. The interest rate could vary in the future based upon changes to the Company's credit ratings.
(3) The unsecured revolving credit facility, or "Revolver" and unsecured term loan, or "Term Loan" are collectively known as the "Facility."
(4) The Term Loan bears interest at one-month LIBOR plus 1.90% per annum and will mature on December 30, 2022. We have interest rate swap agreements totaling $250.0 million, which effectively fix the interest rate on a portion of the Term Loan at 4.66% through April 1, 2021. At March 31, 2019, the applicable interest rate on the unhedged portion of the Term Loan was one-month LIBOR plus 1.90% or 4.39%.
(5) The December 2015 Term Loan bears interest at one-month LIBOR plus 2.35% per annum and will mature on January 10, 2023. We have interest rate swap agreements totaling $340.0 million which effectively fix the interest rate at 4.06% per annum through maturity.
(6) The Revolver provides borrowings on a revolving basis up to $650.0 million, bears interest at one-month LIBOR plus 1.65%, and will initially mature on December 30, 2021, subject to two six month extensions available at our option subject to compliance with terms of the Facility and payment of a customary extension fee. At March 31, 2019, we had an aggregate available borrowing capacity of $304.8 million under the Revolver, net of $0.2 million reserved for outstanding letters of credit. At March 31, 2019, the applicable interest rate on the Revolver was one-month LIBOR plus 1.65% or 4.14%.
(7) While we have interest rate swap agreements in place that fix the LIBOR portion of the rates as noted above, the spread over LIBOR could vary in the future based upon changes to the Company's credit ratings and leveraged levels.
Covenants
Our unsecured debt agreements contain financial and other covenants. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender including adjustments to the applicable interest rate. As of March 31, 2019, management believes the Company is in compliance with all covenants of its unsecured debt.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

The total balance of mortgages was approximately $976.1 million as of March 31, 2019. At March 31, 2019, certain of our consolidated subsidiaries were the borrowers under 21 non-recourse loans and two full-recourse loans secured by mortgages encumbering 26 properties, including one separate pool of cross-defaulted and cross-collateralized mortgages encumbering a total of four properties. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt instruments contain financial and other non-financial covenants which are specific to the properties which serve as collateral for that debt. If the borrower fails to comply with these covenants, the lender could accelerate the debt and enforce its right against their collateral. Our existing non-recourse mortgage loans generally prohibit our subsidiaries that are borrowers thereunder from incurring additional indebtedness, subject to certain customary and limited exceptions. In addition, certain of these instruments limit the ability of the applicable borrower's parent entity from incurring mezzanine indebtedness unless certain conditions are satisfied, including compliance with maximum loan to value ratio and minimum debt service coverage ratio tests. Further, under certain of these existing agreements, if certain cash flow levels in respect of the applicable mortgaged property (as described in the applicable agreement) are not maintained for at least two consecutive quarters, the lender could accelerate the debt and enforce its right against its collateral.
On November 19, 2018, we received a notice of default letter, dated November 15, 2018, from the special servicer to the borrower, a consolidated subsidiary of WPG L.P., concerning the $49.8 million mortgage loan secured by West Ridge Mall and West Ridge Plaza, located in Topeka, Kansas (collectively known as "West Ridge"). The notice was issued by the special servicer because the borrower did not make certain reserve repayments or deposits as required by the loan agreement for the aforementioned loan. The borrower has initiated discussions with the special servicer regarding this non-recourse loan and is considering various options. The Company continues to manage and lease the property.
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
At March 31, 2019, management believes the applicable borrowers under our other non-recourse mortgage loans were in compliance with all covenants where non-compliance could individually, or giving effect to applicable cross-default provisions in the aggregate, have a material adverse effect on our financial condition, results of operations or cash flows. The Company has assessed each of the defaulted properties for impairment indicators and have concluded no impairment charges were warranted as of March 31, 2019.
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
The book value and fair value of these financial instruments and the related discount rate assumptions as of March 31, 2019 and December 31, 2018 are summarized as follows:

	March 31, 2019	December 31, 2018
Book value of fixed-rate mortgages(1)	$911,134	$915,276
Fair value of fixed-rate mortgages	$916,561	$928,129
Weighted average discount rates assumed in calculation of fair value for fixed-rate mortgages	4.79%	4.57%

Book value of fixed-rate unsecured debt(1)	$1,590,000	$1,590,000
Fair value of fixed-rate unsecured debt	$1,546,685	$1,485,672
Weighted average discount rates assumed in calculation of fair value for fixed-rate unsecured debt	5.52%	5.62%
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
On March 29, 2019, the Company entered into one two-year swap, totaling $52.0 million with an effective date of April 1, 2019, pursuant to the terms of the extension option executed on the mortgage note payable loan at Town Center at Aurora. As of March 31, 2019, the Company had 11 outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk with a notional value of $642.0 million.
The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the consolidated balance sheets as of March 31, 2019 and December 31, 2018:

Derivatives designated as hedging instruments:		Balance Sheet Location	March 31, 2019	December 31, 2018
Interest rate products	Asset derivatives	Deferred costs and other assets	$5,392	$9,306
Interest rate products	Liability derivatives	Accounts payable, accrued expenses, intangibles, and deferred revenue	$3,081	$1,913
The asset derivative instruments were reported at their fair value of $5,392 and $9,306 in deferred costs and other assets at March 31, 2019 and December 31, 2018, respectively, with a corresponding adjustment to OCI for the unrealized gains and losses (net of noncontrolling interest allocation). The liability derivative instruments were reported at their fair value of $3,081 and $1,913 at March 31, 2019 and December 31, 2018, respectively, with a corresponding adjustment to OCL for the unrealized gains and losses (net of noncontrolling interest allocation). Over time, the unrealized gains and losses held in AOCI will be reclassified to earnings. This reclassification will correlate with the recognition of the hedged interest payments in earnings.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

The table below presents the effect of the Company's derivative financial instruments on the consolidated statements of comprehensive (loss) income for the three months ended March 31, 2019 and 2018:

Derivatives in Cash Flow Hedging Relationships (Interest rate products)	Location of Gain or Loss Recognized in Income on Derivatives	For the Three Months Ended March 31,
		2019	2018
Amount of (Loss) or Gain Recognized in OCI on Derivative	Interest expense	$(4,565)	$5,997

Amount of Gain Reclassified from AOCI into Income	Interest expense	$(545)	$(780)
The table below presents the effect of the Company's derivative financial instruments on the consolidated statements of operations for the three months ended March 31, 2019 and 2018:

Effect of Cash Flow Hedges on Consolidated Statements of Operations	For the Three Months Ended March 31,
	2019	2018
Total interest expense presented in the consolidated statements of operations in which the effects of cash flow hedges are recorded	$(36,830)	$(34,344)

Amount of gain reclassified from accumulated other comprehensive income into interest expense	$(545)	$(780)

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
As of March 31, 2019, the fair value of the derivatives in a net liability position, plus accrued interest but excluding any adjustment for nonperformance risk, related to these agreements was $3,081. As of March 31, 2019, the Company has not posted any collateral related to these agreements. The Company is not in default with any of these provisions as of March 31, 2019. If the Company had breached any of these provisions at March 31, 2019, it would have been required to settle its obligation under these agreements at their termination value of $3,081.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2019 and December 31, 2018, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

The tables below presents the Company’s net assets and liabilities measured at fair value as of March 31, 2019 and December 31, 2018 aggregated by the level in the fair value hierarchy within which those measurements fall:

	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2019
Derivative instruments, net	$—	$2,311	$—	$2,311

	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2018
Derivative instruments, net	$—	$7,393	$—	$7,393

8.	Rental Income
We receive rental income from the leasing of retail and other space under operating leases, as we retain substantially all of the risks and benefits of ownership of the investment properties. The majority of these leases contain extension options, typically at the lessee's election, and/or early termination provisions. Further, our leases do not contain any provisions that would allow the lessee to purchase the underlying assets throughout the lease term. In most cases, consideration received typically includes a fixed minimum rent component, reimbursement of a fixed portion of our property operating expenses, including utility, security, janitorial, landscaping, food court and other administrative expenses (also known as CAM), and reimbursement of lessor costs such as real estate taxes and insurance, computed based upon a formula in accordance with the lease terms. When not reimbursed by the fixed CAM component, CAM expense reimbursements and lessor costs are based on the tenant's proportionate share of the allocable operating expenses and CAM capital expenditures for the property. We accrue reimbursements from tenants for recoverable portions of all these expenses as revenue in the period the applicable expenditures are incurred. We recognize differences between estimated recoveries and the final billed amounts in the subsequent year. Additionally, a large number of our tenants are also required to pay overage rents based on sales during the applicable lease year over a base amount stated in the lease agreement. We recognize overage rents only when each tenant's sales exceed the applicable sales threshold as defined in their lease. We also collect lease termination income from tenants to allow for the tenant to vacate their space prior to their scheduled lease termination date. We recognize lease termination income in the period when a termination agreement is signed, collectability is assured, and we are no longer obligated to provide space to the tenant. In the event that a tenant is in bankruptcy when the termination agreement is signed, termination fee income is deferred and recognized when, and if, it is received. We record an adjustment to rental income in the period there is a change in our assessment of whether the collectibility of an operating lease receivable is probable.
We have elected the practical expedient in ASU 2016-02 to not separate non-lease components from lease components as our underlying leases qualify as operating leases and the timing and pattern of transfer of the lease and non-lease components are the same. We note that the predominant component of our leases is the lease component and thus account for the combined lease and non-lease component of the non-cancelable lease term on a straight-line basis in accordance with ASC 842.
Rental income also includes accretion related to above-market and below-market lease intangibles related to the acquisition of operating properties. We amortize any tenant inducements as a reduction of rental income utilizing the straight-line method over the term of the related lease or occupancy term of the tenant, if shorter.
The following table summarizes our rental income for the three months ended March 31, 2019 and 2018:

	For the Three Months Ended March 31,
	2019	2018
Operating lease payments, fixed	$144,176	$153,978
Operating lease payments, variable	18,062	17,977
Amortization of straight-line rent, inducements, and rent abatements	1,109	760
Net amortization/accretion of above and below-market leases	2,906	3,048
Change in estimate of collectibility of rental income	(2,980)	(3,346)
Total rental income	$163,273	$172,417

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

Future payments to be received under non-cancelable operating leases for each of the next five years and thereafter, excluding variable payments of tenant reimbursements, percentage or overage rents, and lease termination payments as of March 31, 2019 are as follows:

2019	$377,282
2020	428,891
2021	352,756
2022	293,090
2023	234,351
Thereafter	707,932
$2,394,302

9.	Equity
Exchange Rights
Subject to the terms of the limited partnership agreement of WPG L.P., limited partners in WPG L.P. have, at their option, the right to exchange all or any portion of their units for shares of WPG Inc. common stock on a one‑for‑one basis or cash, as determined by WPG Inc. Therefore, the common units held by limited partners are considered by WPG Inc. to be share equivalents and classified as noncontrolling interests within permanent equity, and classified by WPG L.P. as permanent equity. The amount of cash to be paid if the exchange right is exercised and the cash option is selected will be based on the market value of WPG Inc.'s common stock as determined pursuant to the terms of the WPG L.P. Partnership Agreement. At March 31, 2019, WPG Inc. had reserved 34,755,660 shares of common stock for possible issuance upon the exchange of units held by limited partners.
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
The following is a summary by type of the awards that the Company issued during the three months ended March 31, 2019 and March 31, 2018 under the Plan.
Annual Long-Term Incentive Awards
During the three months ended March 31, 2019 and 2018, the Company approved the terms and conditions of the 2019 and 2018 annual awards (the "2019 Annual Long-Term Incentive Awards" and "2018 Long-Term Incentive Awards," respectively) for certain executive officers and employees of the Company. Under the terms of the awards program, each participant is provided the opportunity to receive (i) time-based RSUs and (ii) performance-based stock units ("PSUs"). RSUs represent a contingent right to receive one WPG Inc. common share for each vested RSU. RSUs will vest in one-third installments on each annual anniversary of the respective Grant Date (as referenced below), subject to the participant's continued employment with the Company through each vesting date and the participant's continued compliance with certain applicable covenants. During the service period, dividend equivalents will be paid with respect to the RSUs corresponding to the amount of any dividends paid by the Company to the Company's common shareholders for the applicable dividend payment dates. Compensation expense is recognized on a straight-line basis over the three year vesting term. Actual PSUs earned may range from 0%-150% of the PSUs allocated to the award recipient, based on the Company's total shareholder return ("TSR") compared to a peer group based on companies with similar assets and revenue over a three-year performance period that commenced on the respective Grant Date (as referenced below).

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
The following table summarizes the issuance of the 2019 Annual Long-Term Incentive Awards and 2018 Annual Long-Term Incentive Awards, respectively:

	2019 Annual Long-Term Incentive Awards	2018 Annual Long-Term Incentive Awards
Grant Date	February 20, 2019	February 20, 2018

RSUs issued	572,163	587,000
Grant date fair value per unit	$5.77	$6.10

PSUs issued	572,163	587,000
Grant date fair value per unit	$4.98	$4.88
Stock Options
During the three months ended March 31, 2019, no stock options were granted from the Plan to employees, 391 stock options were exercised by employees and 6,299 stock options were canceled, forfeited or expired. As of March 31, 2019, there were 673,051 stock options outstanding.
During the three months ended March 31, 2018, no stock options were granted from the Plan to employees, no stock options were exercised by employees and 23,296 stock options were canceled, forfeited or expired.
Share Award Related Compensation Expense
During the three months ended March 31, 2019 and 2018, the Company recorded compensation expense pertaining to the awards granted under the Plan of $1.8 million and $1.7 million, respectively, in general and administrative and property operating expense within the consolidated statements of operations and comprehensive (loss) income. In certain instances, employment agreements and stock compensation programs provide for accelerated vesting when executives are terminated without cause. Additionally, the Compensation Committee of the Board may, in its discretion, accelerate the vesting for retiring Board members.
Distributions
During the three months ended March 31, 2019 and 2018, the Board declared common share/unit dividends of $0.25 per common share/unit.

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

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

Lease Commitments
As of March 31, 2019, a total of four consolidated properties are subject to ground leases. The termination dates of these ground leases range from 2026 to 2076. These ground leases generally require us to make fixed annual rental payments, or a fixed annual rental plus a percentage rent component based upon the revenues or total sales of the property. Some of these leases also include escalation clauses and renewal options. We incurred ground lease expense, which is included in ground rent in the accompanying consolidated statements of operations and comprehensive (loss) income, for the three months ended March 31, 2019 and 2018 of $203 and $197, respectively, of which $5 and $13 related to straight-line rent expense, respectively. Additionally, the Company has two material office leases and one material garage lease. The termination dates of these leases range from 2023 to 2026. These leases generally require us to make fixed annual rental payments, plus our share of CAM expense and real estate taxes and insurance. We incurred lease expense, which is included in general and administrative expenses in the accompanying consolidated statements of operations and comprehensive (loss) income, for the three months ended March 31, 2019 and 2018 of $631 and $833, respectively. On January 1, 2019, we recorded a lease liability and corresponding ROU asset of approximately $14.4 million. The weighted average remaining lease term for our consolidated operating leases was 18.5 years and the weighted average discount rate for determining the lease liabilities was 8.67% at January 1, 2019. The discount rates utilized in calculating the lease liabilities represents our estimate of the Company's incremental borrowing rate over the terms that correspond to the leases.
Future minimum lease payments due under these leases for each of the next five years and thereafter, excluding applicable extension options, as of March 31, 2019 are as follows:

2019	$1,523
2020	2,049
2021	2,069
2022	2,099
2023	1,427
Thereafter	21,377
Total lease payments	30,544
Less: Discount	16,507
Present value of lease liabilities	$14,037
The weighted average remaining lease term for our consolidated operating leases was 18.6 years and the weighted average discount rate for determining the lease liabilities was 8.68% at March 31, 2019. We had no financing leases as of March 31, 2019.

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

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

The following table sets forth the computation of WPG Inc.'s basic and diluted (loss) earnings per common share:

	For the Three Months Ended March 31,
	2019	2018
(Loss) Earnings Per Common Share, Basic:
Net (loss) income attributable to common shareholders - basic	$(5,175)	$14,016
Weighted average shares outstanding - basic	188,082,289	187,309,744
(Loss) Earnings per common share, basic	$(0.03)	$0.07

(Loss) Earnings Per Common Share, Diluted:
Net (loss) income attributable to common shareholders - basic	$(5,175)	$14,016
Net (loss) income attributable to limited partner unitholders	(956)	2,601
Net (loss) income attributable to common shareholders - diluted	$(6,131)	$16,617
Weighted average common shares outstanding - basic	188,082,289	187,309,744
Weighted average operating partnership units outstanding	34,731,075	34,680,058
Weighted average additional dilutive securities outstanding	—	1,288,678
Weighted average common shares outstanding - diluted	222,813,364	223,278,480
(Loss) Earnings per common share, diluted	$(0.03)	$0.07
For the three months ended March 31, 2019 and 2018, additional potentially dilutive securities include contingently-issuable outstanding stock options and performance based components of annual awards. For the three months ended March 31, 2019, the effect of 394,264 securities were excluded as their inclusion would be anti-dilutive. We accrue distributions when they are declared.
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
The following table sets forth the computation of WPG L.P.'s basic and diluted (loss) earnings per common unit:

	For the Three Months Ended March 31,
	2019	2018
(Loss) Earnings Per Common Unit, Basic & Diluted:
Net (loss) income attributable to common unitholders - basic and diluted	$(6,131)	$16,617
Weighted average common units outstanding - basic	222,813,364	221,989,802
Weighted average additional dilutive securities outstanding	—	1,288,678
Weighted average units outstanding - diluted	222,813,364	223,278,480
(Loss) Earnings per common unit, basic & diluted	$(0.03)	$0.07
For the three months ended March 31, 2019 and 2018, additional potentially dilutive securities include contingently-issuable units related to WPG Inc.'s outstanding stock options and WPG Inc.'s performance based components of annual awards. For the three months ended March 31, 2019, the effect of 394,264 securities were excluded as their inclusion would be anti-dilutive. We accrue distributions when they are declared.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

12.	Subsequent Events
On April 8, 2019, the Company exercised the second of three options to extend the maturity date of the $65.0 million term loan secured by Weberstown Mall, located in Stockton, California, for one year. The extended maturity date is June 8, 2020, subject to a one-year extension available at our option subject to compliance with the terms of the underlying loan agreement and payment of customary extension fees.
On April 16, 2019, an affiliate of WPG Inc. closed on a $180.0 million non-recourse mortgage note payable with a ten-year term and a fixed rate of 4.86% secured by Waterford Lakes Town Center, located in Orlando, Florida. The mortgage note payable requires monthly principal and interest payments and will mature on May 6, 2029. The net proceeds were primarily used to reduce corporate debt.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in this report.
Overview - Basis of Presentation
Washington Prime Group Inc. (“WPG Inc.”) is an Indiana corporation that operates as a fully integrated, self‑administered and self‑managed real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended (the "Code"). WPG Inc. will generally qualify as a REIT for U.S. federal income tax purposes as long as it continues to distribute at least 90% of its REIT taxable income and satisfy certain other requirements. WPG Inc. will generally be allowed a deduction against its U.S. federal income tax liability for dividends paid by it to REIT shareholders, thereby reducing or eliminating any corporate level taxation to WPG Inc. Washington Prime Group, L.P. (“WPG L.P.”) is WPG Inc.'s majority‑owned limited partnership subsidiary that owns, develops and manages, through its affiliates, all of WPG Inc.'s real estate properties and other assets. WPG Inc. is the sole general partner of WPG L.P. As of March 31, 2019, our assets consisted of material interests in 108 shopping centers in the United States, consisting of open air properties and enclosed retail properties, comprised of approximately 58 million square feet of managed gross leasable area.
Unless the context otherwise requires, references to "WPG," the "Company," “we,” “us” and “our” refer to WPG Inc., WPG L.P. and entities in which WPG Inc. or WPG L.P. (or any affiliate) has a material ownership or financial interest, on a consolidated basis.
The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The consolidated balance sheets as of March 31, 2019 and December 31, 2018 include the accounts of WPG Inc. and WPG L.P., as well as their majority owned and controlled subsidiaries. The consolidated statements of operations include the consolidated accounts of the Company. All intercompany transactions have been eliminated in consolidation. In the opinion of management, the consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods presented. The Company believes that the disclosures made are adequate to prevent the information presented from being misleading.
Severance
On February 5, 2019, the Company's Executive Vice President, Head of Open Air Centers was terminated without cause from his position and received severance payments and other benefits pursuant to the terms and conditions of his employment agreement. In addition, the Company terminated, without cause, additional non-executive personnel in the Property Management department as part of an effort to reduce overhead costs. In connection with and as part of the aforementioned management changes, the Company recorded aggregate severance charges of $1.9 million, including $0.1 million of non-cash stock compensation in the form of accelerated vesting of equity incentive awards, which costs are included in general and administrative expense in the consolidated statements of operations and comprehensive (loss) income for the three months ended March 31, 2019.
On March 18, 2019, the Company's Executive Vice President, Development notified the Company of his resignation. The effective date of his resignation was March 28, 2019. There were no severance payments or accelerated vesting of stock compensation benefits in connection with this separation.
Impact of the Adoption of the New Lease Accounting Standard
On January 1, 2019 we adopted Accounting Standards Update ("ASU") 2016-02, "Leases (Topic 842)." This new guidance, including related ASUs that were subsequently issued, required us to recognize a lease liability and right of use ("ROU") asset, measured as the present value of lease payments, for both operating and financing leases with a term greater than 12 months under which we were the lessee. Upon adoption, we recognized a lease liability and corresponding ROU asset of approximately $14.4 million for the four material ground leases, two material office leases, and one material garage lease with a term of more than 12 months. We elected to use the "package of practical expedients," which allowed us not to reassess under the new standard prior conclusions about lease identification, lease classification, and initial direct costs.
From a lessor perspective, the new guidance remained mostly similar as we elected the practical expedient to not separate non-lease components from lease components. This election resulted in a change on the Company's consolidated statements of operations and comprehensive (loss) income as we no longer present minimum rents, overage rents, and tenant reimbursements as separate line items because we now account for these line items as a single combined lease component, rental income, on the basis of the lease component being the predominant component of the contract. As such, non-lease components, including common-area ("CAM") revenues, are now combined with lease components and are recognized on a straight-line basis to the extent the non-lease components are fixed. Additionally, ASU 2016-02 required us to recognize a change, after the commencement date, in assessment of whether the collectibility of an operating lease receivable as probable as an adjustment to rental income rather than as a provision for credit losses. This requirement resulted in a change on the Company's consolidated statements of operations and comprehensive (loss) income as we no longer present provision for credit losses as a separate line item and the adjustment is n ow recorded as a reduction to rental income. Finally, ASU 2016-02 disallowed the capitalization of internal leasing costs and legal costs, unless said costs are incremental to obtaining the lease contract, resulting in an increase in the Company's general and administrative expenses (see "Results of Operations"). The Company elected to use the practical expedient in transition to not re-evaluate costs that were previously capitalized.
Outparcel Sale
We completed the sale of various tranches of restaurant outparcels to FCPT Acquisitions, LLC ("Four Corners") pursuant to the purchase and sale agreement executed on September 20, 2017 between the Company and Four Corners. The following table summarizes the key terms of each tranche sold during the three months ended March 31, 2019:

Tranche	Sales Date	Parcels Sold	Purchase Price	Sales Proceeds
Tranche 6	January 18, 2019	8	$9,435	$9,364
Tranche 7	February 11, 2019	1	2,766	2,720
		9	$12,201	$12,084
The net proceeds were used to fund ongoing redevelopment efforts and for general corporate purposes. The Company expects to close on most of the approximately $25.3 million of remaining outparcels in 2019, subject to due diligence and closing conditions.
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
Portfolio Data
The portfolio data discussed in this overview includes key operating statistics for the Company including ending occupancy, average base minimum rent per square foot and comparable NOI for the core properties owned and managed at March 31, 2019. The Company generates approximately 93% of the NOI from our Tier 1 and open air properties. As these properties are core to our future growth and receive the majority of our capital allocation, we disclose our operating metrics for this portion of our portfolio and exclude our five noncore properties as well as our ten Tier 2 properties. Refer to Item 7 of Part II of the 2018 Form 10-K for our property listing.
When excluding the impact of bankruptcies, store closings, and co-tenancy impact primarily related to the Bon-Ton Stores, Inc., Sears, and Toys R' Us (the "Anchor Store Impact"), business fundamentals in our core portfolio for the first quarter of 2019 were generally stable compared to 2018. Ending occupancy for the Tier 1 and open air properties was 93.3% as of March 31, 2019, as compared to 93.7% as of March 31, 2018. Average base minimum rent per square foot for the core portfolio decreased 0.5% when comparing March 31, 2019 to March 31, 2018. Comparable NOI for the Tier 1 and open air properties decreased 4.0% in the first quarter of 2019 compared to the first quarter of 2018. The Tier 1 properties had a decrease in comparable NOI of 5.7%, and the open air properties had an increase in comparable NOI of 0.6% in the first quarter of 2019. The significant drivers of the quarterly drop in NOI for the Tier 1 properties primarily relate to the Anchor Store Impact.

The following table sets forth key operating statistics for the combined portfolio of the Tier 1 and open air properties:

	March 31, 2019	March 31, 2018	% Change
Ending occupancy (1)	93.3%	93.7%	(0.4)%
Average base minimum rent per square foot (2)	$21.75	$21.85	(0.5)%

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
Current Leasing Activities
During the three months ended March 31, 2019, we signed new leases and renewal leases with terms in excess of a year (excluding enclosed retail property anchors, majors, offices, and in-line spaces in excess of 10,000 square feet) across the Tier 1 and open air portfolio, comprising approximately 597,400 square feet. The average annual initial base minimum rent for new leases was $23.90 per square foot ("psf") and for renewed leases was $27.15 psf. For these leases, the average for tenant allowances was $44.37 psf for new leases and $16.60 psf for renewals. During the three months ended March 31, 2018, we signed new leases and renewal leases with terms in excess of a year (excluding enclosed retail property anchors, majors, offices, and in-line spaces in excess of 10,000 square feet) across the Tier 1 and open air portfolio, comprising approximately 502,600 square feet. The average annual initial base minimum rent for new leases was $25.14 psf and for renewed leases was $23.85 psf. For these leases, the average for tenant allowances was $37.31 psf for new leases and $2.10 psf for renewals.
Results of Operations
Activities Affecting Results
The following property related transactions affected our results in the comparative periods:
•On February 11, 2019, we completed the sale of the seventh tranche of restaurant outparcels with Four Corners.
•On January 18, 2019, we completed the sale of the sixth tranche of restaurant outparcels with Four Corners.
•On November 16, 2018, we completed the sale of the fifth tranche of restaurant outparcels with Four Corners.
•On October 31, 2018, we completed the sale of the fourth tranche of restaurant outparcels with Four Corners.
•On October 23, 2018, we transitioned Rushmore Mall, located in Rapid City, South Dakota, to the lender.
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
Three Months Ended March 31, 2019 vs. Three Months Ended March 31, 2018
Rental income decreased $9.1 million due to a $9.4 million decrease attributable to the comparable properties, primarily attributed to the Anchor Store Impact and a reduction in lease termination proceeds, offset by a $0.3 million increase attributable to the Property Transactions. Other income increased $1.0 million due to increases of $0.5 million in insurance proceeds, $0.4 million in fee revenue, and $0.1 million in ancillary income.

Property operating expenses increased $3.1 million, of which $3.0 million was attributable to the comparable properties, primarily driven by an overall increase in property and liability insurance costs, professional fees, repairs and maintenance costs, and trash removal costs, and $0.1 million was attributable to the Property Transactions. Depreciation and amortization increased $5.1 million, primarily due to a $4.8 million increase in the comparable properties due to the accelerated depreciation of certain building assets, tenant related improvements, and intangibles in addition to development assets placed into service and a $0.3 million increase attributable to the Property Transactions. General and administrative expenses increased $4.5 million, of which $3.5 million was attributable to the impact of the new lease accounting standard which prohibits the Company from capitalizing non-incremental internal leasing and legal efforts, and $1.9 million was attributable to severance costs incurred during the first quarter of 2019. Offsetting these increases was a decrease of $0.9 million, which was primarily attributable to a reduction in executive compensation and benefits.
Interest expense, net, increased $2.5 million, of which a net $2.8 million was attributable to corporate debt activity primarily related to higher borrowings on the Revolver and the credit rating downgrade, and $0.2 million related to default interest on properties transitioned, or to be transitioned, to lenders. Offsetting these increases was a drop of $0.5 million primarily attributable to the Property Transactions.
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
We derive most of our liquidity from leases that generate positive net cash flow from operations, the total of which was $12.7 million during the three months ended March 31, 2019.
Our balance of cash and cash equivalents decreased $13.3 million during 2019 to $29.2 million as of March 31, 2019. The decrease was primarily due to dividend distributions, and capital expenditures, partially offset by operating cash flow from properties, net distributions from our joint ventures, the net proceeds from the disposition of properties, and net proceeds from the issuance of debt. See "Cash Flows" below for more information.
Because we own primarily long-lived income-producing assets, our financing strategy relies on a combination of long-term mortgage debt as well as unsecured debt supported by a quality unencumbered asset pool, providing us with ample flexibility from a liquidity perspective. Our strategy is to have the majority of our debt fixed either through fixed rate mortgages or interest rate swaps that effectively fix the interest rate. At March 31, 2019, floating rate debt (excluding loans hedged to fixed interest) comprised 16.8% of our total consolidated debt. We will continue to monitor our borrowing mix to limit market risk.
During the quarter ended March 31, 2019, Fitch Ratings, Moody's Investor Service, and S&P Global Ratings lowered their credit rating on WPG L.P.'s unsecured long-term indebtedness, which increased interest rates on our Facility (as defined in "Overview - Basis of Presentation - Financing and Debt."), December 2015 Term Loan, and Senior Notes due 2024 as of February 2, 2019. Due to the downgrade, our Revolver bears interest at LIBOR plus 1.65% (an increase of 40 basis points), our Term Loan bears interest at LIBOR plus 1.90% basis points (an increase of 45 basis points), and our December 2015 Term Loan bears interest at LIBOR plus 2.35% basis points (an increase of 55 basis points). Our Senior Notes due 2024 will bear interest at 6.450%, effective August 15, 2019 (an increase of 50 basis points). Such a downgrade may also impact terms and conditions of future borrowings in addition to adversely affecting our ability to access the public markets.
On March 31, 2019, we had an aggregate available borrowing capacity of $304.8 million under the Revolver, net of outstanding borrowings of $345.0 million and $0.2 million reserved for outstanding letters of credit. The weighted average interest rate on the Revolver was 4.0% during the three months ended March 31, 2019.
The consolidated indebtedness of our business was approximately $3.0 billion as of March 31, 2019, or an increase of approximately $52.0 million from December 31, 2018. The change in consolidated indebtedness from December 31, 2018 is described in greater detail under "Financing and Debt."

Outlook
Our business model and WPG Inc.'s status as a REIT require us to regularly access the debt markets to raise funds for acquisition, development and redevelopment activity, and to refinance maturing debt. We may also, from time to time, access the equity capital markets to accomplish our business objectives. We believe we have sufficient cash on hand, availability under the Revolver and cash flow from operations to address our debt maturities, distributions and capital needs throughout 2019 and beyond.
The successful execution of our business strategy will require the availability of substantial amounts of operating and development capital both currently and over time. Sources of such capital could include additional bank borrowings, public and private offerings of debt or equity, including rights offerings, sale of certain assets and joint ventures.
Cash Flows
Our net cash flow from operating activities totaled $12.7 million during the three months ended March 31, 2019. During this period we also:

•	funded capital expenditures of $35.2 million;

•	received net proceeds from the sale of interests in properties and outparcels of $12.1 million;

•	funded investments in unconsolidated entities of $3.3 million;

•	received distributions of capital from unconsolidated entities of $7.7 million;

•	received net proceeds from our debt financing, refinancing and repayment activities of $50.9 million; and

•	funded distributions to common and preferred shareholders and unitholders of $59.3 million.
In general, we anticipate that cash generated from operations will be sufficient in 2019 to meet operating expenses, monthly debt service, recurring capital expenditures, and distributions to shareholders necessary to maintain WPG Inc.'s status as a REIT on a long-term basis. In addition, we expect to be able to generate or obtain capital for nonrecurring capital expenditures, such as acquisitions, major building renovations and expansions, as well as for scheduled principal maturities on outstanding indebtedness, from:

•	excess cash generated from operating performance and working capital reserves;

•	borrowings on our debt arrangements;

•	opportunistic asset sales;

•	additional secured or unsecured debt financing; or

•	additional equity raised in the public or private markets.
We expect to generate positive cash flow from operations in 2019, and we consider these projected cash flows in our sources and uses of cash. These cash flows are principally derived from rents paid by our retail tenants. A significant deterioration in projected cash flows from operations could cause us to increase our reliance on available funds from our debt arrangements, curtail planned capital expenditures, reduce common dividend distributions, or seek other additional sources of financing as discussed above.
Financing and Debt
Mortgage Debt
Total mortgage indebtedness at March 31, 2019 and December 31, 2018 was as follows (in thousands):

	March 31, 2019	December 31, 2018
Face amount of mortgage loans	$976,134	$980,276
Fair value adjustments, net	5,189	5,764
Debt issuance cost, net	(2,500)	(2,771)
Carrying value of mortgage loans	$978,823	$983,269

A roll forward of mortgage indebtedness from December 31, 2018 to March 31, 2019 is summarized as follows (in thousands):

Balance at December 31, 2018	$983,269
Debt amortization payments	(4,142)
Amortization of fair value and other adjustments	(575)
Amortization of debt issuance costs	271
Balance at March 31, 2019	$978,823
On April 16, 2019, an affiliate of WPG Inc. closed on a $180.0 million non-recourse mortgage note payable with a ten-year term and a fixed rate of 4.86% secured by Waterford Lakes Town Center, located in Orlando, Florida. The mortgage note payable requires monthly principal and interest payments and will mature on May 6, 2029. The net proceeds were primarily used to reduce corporate debt.
On April 8, 2019, the Company exercised the second of three options to extend the maturity date of the $65.0 million term loan secured by Weberstown Mall, located in Stockton, California, for one year. The extended maturity date is June 8, 2020, subject to a one-year extension available at our option subject to compliance with the terms of the underlying loan agreement and payment of customary extension fees.
During the three months ended March 31, 2019, the Company exercised the first of two options to extend the maturity of the $52.0 million mortgage note payable on Town Center at Aurora, located in Aurora, Colorado, for one year. The extended maturity date is April 1, 2020, subject to a one-year extension available at our option subject to compliance with the terms of the underlying loan agreement and payment of customary extension fees. Pursuant to the terms of the extension option, the Company entered into a derivative swap agreement that effectively fixed the interest rate of the note payable at 4.76% through both extension periods.
Highly-levered Assets
As of March 31, 2019, we have identified four consolidated mortgage loans that have leverage levels in excess of our targeted leverage and have plans to work with the special servicers on these non-recourse mortgages. These mortgage loans total $174.6 million and encumber Charlottesville Fashion Square, located in Charlottesville Virginia, Muncie Mall, located in Muncie, Indiana, Towne West Square, located in Wichita, Kansas and West Ridge Mall and West Ridge Plaza, located in Topeka, Kansas, all of which have been identified as noncore properties. Additionally, we have identified the unconsolidated mortgage loan encumbering Seminole Towne Center, located in Sanford, Florida, as having leverage levels in excess of our targeted leverage. Our pro-rata share of this mortgage loan is $0.0 million based upon our effective interest in the property due to preferences. We expect to improve our leverage once all, or a portion of them, are transitioned to the lenders, with minimal impact to net cash flows. See "Covenants" below for further discussion on these highly-levered assets and for events that occurred subsequent to March 31, 2019.

Unsecured Debt
The following table identifies our total unsecured debt outstanding at March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018
Notes payable:
Face amount - the Exchange Notes(1)	$250,000	$250,000
Face amount - Senior Notes due 2024(2)	750,000	750,000
Debt discount, net	(9,314)	(9,680)
Debt issuance costs, net	(7,144)	(7,623)
Total carrying value of notes payable	$983,542	$982,697

Unsecured term loans:(7)
Face amount - Term Loan(3)(4)	$350,000	$350,000
Face amount - December 2015 Term Loan(5)	340,000	340,000
Debt issuance costs, net	(4,208)	(4,491)
Total carrying value of unsecured term loans	$685,792	$685,509

Revolving credit facility:(3)(8)
Face amount	$345,000	$290,000
Debt issuance costs, net	(3,712)	(3,998)
Total carrying value of revolving credit facility	$341,288	$286,002
(1) The Exchange Notes were issued at a 0.028% discount, bear interest at 3.850% per annum and mature on April 1, 2020.
(2) The Senior Notes due 2024 were issued at a 1.533% discount, bear interest at 5.950% per annum through August 14, 2019, at which time the interest rate will increase to 6.450% per annum due to the credit downgrade. The Senior Notes due 2024 mature on August 15, 2024. The interest rate could vary in the future based upon changes to the Company's credit ratings.
(3) The unsecured revolving credit facility, or "Revolver" and unsecured term loan, or "Term Loan" are collectively known as the "Facility."
(4) The Term Loan bears interest at one-month LIBOR plus 1.90% per annum and will mature on December 30, 2022. We have interest rate swap agreements totaling $250.0 million, which effectively fix the interest rate on a portion of the Term Loan at 4.66% through April 1, 2021. At March 31, 2019, the applicable interest rate on the unhedged portion of the Term Loan was one-month LIBOR plus 1.90% or 4.39%.
(5) The December 2015 Term Loan bears interest at one-month LIBOR plus 2.35% per annum and will mature on January 10, 2023. We have interest rate swap agreements totaling $340.0 million which effectively fix the interest rate at 4.06% per annum through maturity.
(6) The Revolver provides borrowings on a revolving basis up to $650.0 million, bears interest at one-month LIBOR plus 1.65%, and will initially mature on December 30, 2021, subject to two six month extensions available at our option subject to compliance with terms of the Facility and payment of a customary extension fee. At March 31, 2019, we had an aggregate available borrowing capacity of $304.8 million under the Revolver, net of $0.2 million reserved for outstanding letters of credit. At March 31, 2019, the applicable interest rate on the Revolver was one-month LIBOR plus 1.65% or 4.14%.
(7) While we have interest rate swap agreements in place that fix the LIBOR portion of the rates as noted above, the spread over LIBOR could vary in the future based upon changes to the Company's credit ratings and leveraged levels.

Covenants
Our unsecured debt agreements contain financial and other covenants. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender including adjustments to the applicable interest rate. As of March 31, 2019, management believes the Company is in compliance with all covenants of its unsecured debt.
The total balance of mortgages was approximately $976.1 million as of March 31, 2019. At March 31, 2019, certain of our consolidated subsidiaries were the borrowers under 21 non-recourse loans and two full-recourse loan secured by mortgages encumbering 26 properties, including one separate pool of cross-defaulted and cross-collateralized mortgages encumbering a total of four properties. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt instruments contain financial and other non-financial covenants which are specific to the properties which serve as collateral for that debt. If the borrower fails to comply with these covenants, the lender could accelerate the maturity for the debt and enforce its right against their collateral. Our existing non-recourse mortgage loans generally prohibit our subsidiaries that are borrowers thereunder from incurring additional indebtedness, subject to certain customary and limited exceptions. In addition, certain of these instruments limit the ability of the applicable borrower's parent entity from incurring mezzanine indebtedness unless certain conditions are satisfied, including compliance with maximum loan to value ratio and minimum debt service coverage ratio tests. Further, under certain of these existing agreements, if certain cash flow levels in respect of the applicable mortgaged property (as described in the applicable agreement) are not maintained for at least two consecutive quarters, the lender could accelerate the maturity for the debt and enforce its right against its collateral.
On November 19, 2018, we received a notice of default letter, dated November 15, 2018, from the special servicer to the borrower, a consolidated subsidiary of WPG L.P., concerning the $49.8 million mortgage loan secured by West Ridge Mall and West Ridge Plaza (collectively known as "West Ridge"). The notice was issued by the special servicer because the borrower did not make certain reserve repayments or deposits as required by the loan agreement for the aforementioned loan. The borrower has initiated discussions with the special servicer regarding this non-recourse loan and is considering various options. The Company continues to manage and lease the property.
On April 11, 2018, we received a notice of default letter, dated April 6, 2018, from the special servicer to the borrower, a consolidated subsidiary of WPG L.P., concerning the $45.2 million mortgage loan secured by Towne West Square. The notice was issued by the special servicer because the borrower did not make certain reserve payments or deposits as required by the loan agreement for the aforementioned loan. On August 24, 2018, we received notification that a receiver had been appointed to manage and lease the property. An affiliate of the Company still holds title to the property.
At March 31, 2019, management believes the applicable borrowers under our other non-recourse mortgage loans were in compliance with all covenants where non-compliance could individually, or giving effect to applicable cross-default provisions in the aggregate, have a material adverse effect on our financial condition, results of operations or cash flows.
Summary of Financing
Our consolidated debt and the effective weighted average interest rates as of March 31, 2019 and December 31, 2018, consisted of the following (dollars in thousands):

	March 31, 2019	Weighted Average Interest Rate	December 31, 2018	Weighted Average Interest Rate
Fixed-rate debt, face amount (1)	$2,501,134	5.03%	$2,505,276	4.91%
Variable-rate debt, face amount	510,000	4.28%	455,000	3.87%
Total face amount of debt	3,011,134	4.90%	2,960,276	4.75%
Note discount	(9,314)		(9,680)
Fair value adjustments, net	5,189		5,764
Debt issuance costs, net	(17,564)		(18,883)
Total carrying value of debt	$2,989,445		$2,937,477
(1) Includes variable rate debt whose interest rates have been fixed via swap agreements.

Contractual Obligations
The following table summarizes the material aspects of the Company's future obligations for consolidated entities as of March 31, 2019, for the remainder of 2019 and for subsequent years thereafter assuming the obligations remain outstanding through maturities noted below (in thousands):

	2019	2020 - 2021	2022 - 2023	Thereafter	Total
Long term debt(1)	$60,139	$665,097	$1,230,977	$1,054,921	$3,011,134
Interest payments(2)	114,056	257,879	180,859	33,797	586,591
Distributions(3)	3,568	—	—	—	3,568
Ground rent/operating leases(4)	1,701	4,499	3,596	21,376	31,172
Purchase/tenant obligations(5)	118,339	—	—	—	118,339
Total	$297,803	$927,475	$1,415,432	$1,110,094	$3,750,804
(1) Represents principal maturities only and therefore excludes net fair value adjustments of $5,189, debt issuance costs of $(17,564) and bond discount of $(9,314) as of March 31, 2019. In addition, the principal maturities reflect any available extension options within the control of the Company.
(2) Variable rate interest payments are estimated based on the LIBOR rate at March 31, 2019.
(3) Since there is no required redemption, distributions on the Series H Preferred Shares/Units, Series I Preferred Shares/Units and Series I-1 Preferred Units may be paid in perpetuity; for purposes of this table, such distributions are included upon declaration by the Board as the preferred shares/units are callable at the Company's discretion.
(4) Represents minimum future lease payments due through the end of the initial lease term under executed leases.
(5) Includes amounts due under executed leases and commitments to vendors for development and other matters.
The following table summarizes the material aspects of the Company's proportionate share of future obligations for unconsolidated entities as of March 31, 2019, for the remainder of 2019 and for subsequent years thereafter assuming the obligations remain outstanding through maturities noted below (in thousands):

	2019	2020 - 2021	2022 - 2023	Thereafter	Total
Long term debt(1)	$2,517	$69,938	$20,062	$528,068	$620,585
Interest payments(2)	26,375	50,404	42,428	44,585	163,792
Ground rent/operating leases(3)	2,954	7,942	8,053	189,002	207,951
Purchase/tenant obligations(4)	12,799	—	—	—	12,799
Total	$44,645	$128,284	$70,543	$761,655	$1,005,127
(1) Represents principal maturities only and therefore excludes net fair value adjustments of $5,023 and debt issuance costs of $(2,339) as of March 31, 2019. In addition, the principal maturities reflect any available extension options.
(2) Variable rate interest payments are estimated based on the LIBOR rate at March 31, 2019.
(3) Represents minimum future lease payments due through the end of the initial lease term under executed leases.
(4) Includes amounts due under executed leases and commitments to vendors for development and other matters.
Off-Balance Sheet Arrangements
Off-balance sheet arrangements consist primarily of investments in joint ventures which are common in the real estate industry. Joint ventures typically fund their cash needs through secured debt financings obtained by and in the name of the joint venture entity. The joint venture debt is secured by a first mortgage, is without recourse to the joint venture partners, and does not represent a liability of the partners, except to the extent the partners or their affiliates expressly guarantee the joint venture debt. As of March 31, 2019, there were no guarantees of joint venture related mortgage indebtedness. In addition to obligations under mortgage indebtedness, our joint ventures have obligations under ground leases and purchase/tenant obligations. Our share of obligations under joint venture debt, ground leases and purchase/tenant obligations is quantified in the unconsolidated entities table within "Contractual Obligations" above. WPG may elect to fund cash needs of a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans, although such fundings are not required contractually or otherwise.

Equity Activity
Exchange Rights
Subject to the terms of the limited partnership agreement of WPG L.P., limited partners in WPG L.P. have, at their option, the right to exchange all or any portion of their units for shares of WPG Inc. common stock on a one‑for‑one basis or cash, as determined by WPG Inc. Therefore, the common units held by limited partners are considered by WPG Inc. to be share equivalents and classified as noncontrolling interests within permanent equity, and classified by WPG L.P. as permanent equity. The amount of cash to be paid if the exchange right is exercised and the cash option is selected will be based on the market value of WPG Inc.'s common stock as determined pursuant to the terms of the WPG L.P. Partnership Agreement. At March 31, 2019, WPG Inc. had reserved 34,755,660 shares of common stock for possible issuance upon the exchange of units held by limited partners.
Stock Based Compensation
On May 28, 2014, the Board adopted the Washington Prime Group, L.P. 2014 Stock Incentive Plan (the "Plan"), which permits the Company to grant awards to current and prospective directors, officers, employees and consultants of the Company or any affiliate. An aggregate of 10,000,000 shares of common stock has been reserved for issuance under the Plan. In addition, the maximum number of awards to be granted to a participant in any calendar year is 500,000 shares/units. Awards may be in the form of stock options, stock appreciation rights, restricted stock, restricted stock units or other stock-based awards in WPG Inc., long term incentive units ("LTIP units" or "LTIPs") or performance units ("Performance LTIP Units") in WPG L.P. The Plan terminates on May 28, 2024. The Board approved another equity incentive plan in February 2019 to replace the Plan and is presenting this new plan to the common shareholders for approval at the 2019 Annual Shareholder Meeting scheduled for May 16, 2019.
The following is a summary by type of the awards that the Company issued during the three months ended March 31, 2019 and March 31, 2018 under the Plan.
Annual Long-Term Incentive Awards
During the three months ended March 31, 2019 and 2018, the Company approved the terms and conditions of the 2019 and 2018 annual awards (the "2019 Annual Long-Term Incentive Awards" and "2018 Long-Term Incentive Awards," respectively) for certain executive officers and employees of the Company. Under the terms of the awards program, each participant is provided the opportunity to receive (i) time-based RSUs and (ii) performance-based stock units ("PSUs"). RSUs represent a contingent right to receive one WPG Inc. common share for each vested RSU. RSUs will vest in one-third installments on each annual anniversary of the respective Grant Date (as referenced below), subject to the participant's continued employment with the Company through each vesting date and the participant's continued compliance with certain applicable covenants. During the service period, dividend equivalents will be paid with respect to the RSUs corresponding to the amount of any dividends paid by the Company to the Company's common shareholders for the applicable dividend payment dates. Compensation expense is recognized on a straight-line basis over the three year vesting term. Actual PSUs earned may range from 0%-150% of the PSUs allocated to the award recipient, based on the Company's total shareholder return ("TSR") compared to a peer group based on companies with similar assets and revenue over a three-year performance period that commenced on the respective Grant Date (as referenced below). During the performance period, dividend equivalents corresponding to the amount of any regular cash dividends paid by the Company to the Company’s common shareholders for the applicable dividend payment dates will accrue and be deemed reinvested in additional PSUs, which will be settled in common shares at the same time and only to the extent that the underlying PSU is earned and settled in common shares. Payout of the PSUs is also subject to the participant’s continued employment with the Company through the end of the performance period. The PSUs were valued through the use of a Monte Carlo model and the related compensation expense is recognized over the three-year performance period.

The following table summarizes the issuance of the 2019 Annual Long-Term Incentive Awards and 2018 Annual Long-Term Incentive Awards, respectively:

	2019 Annual Long-Term Incentive Awards	2018 Annual Long-Term Incentive Awards
Grant Date	February 20, 2019	February 20, 2018

RSUs issued	572,163	587,000
Grant date fair value per unit	$5.77	$6.10

PSUs issued	572,163	587,000
Grant date fair value per unit	$4.98	$4.88
Stock Options
During the three months ended March 31, 2019, no stock options were granted from the Plan to employees, 391 stock options were exercised by employees and 6,299 stock options were canceled, forfeited or expired. As of March 31, 2019, there were 673,051 stock options outstanding.
During the three months ended March 31, 2018, no stock options were granted from the Plan to employees, no stock options were exercised by employees and 23,296 stock options were canceled, forfeited or expired.
Share Award Related Compensation Expense
During the three months ended March 31, 2019, the Company recorded compensation expense pertaining to the awards granted under the Plan of $1.8 million and $1.7 million, respectively, in general and administrative and property operating expense within the consolidated statements of operations and comprehensive (loss) income. In certain instances, employment agreements and stock compensation programs provide for accelerated vesting when executives are terminated without cause. Additionally, the Compensation Committee of the Board may, in its discretion, accelerate the vesting for retiring Board members.
Distributions
During the three months ended March 31, 2019 and 2018, the Board declared common share/unit dividends of $0.25 per common share/unit.
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
On February 11, 2019, we completed the sale of the seventh tranche of restaurant outparcels which consisted of one outparcel and an allocated purchase price of approximately $2.8 million of the total purchase price (see details under "Overview - Basis of Presentation - Outparcel Sale"). The net proceeds were used to fund ongoing redevelopment efforts and for general corporate purposes.
On January 18, 2019, we completed the sale of the sixth tranche of restaurant outparcels which consisted of eight outparcels and an allocated purchase price of approximately $9.4 million of the total purchase price (see details under "Overview - Basis of Presentation - Outparcel Sale"). The net proceeds were used to fund ongoing redevelopment efforts and for general corporate purposes.
In connection with the sales noted above, the Company recorded a gain of $10.0 million for the three months ended March 31, 2019, which is included in gain on disposition of interests in properties, net in the consolidated statements of operations and comprehensive (loss) income.

Development Activity
New Development, Expansions and Redevelopments.  We routinely incur costs related to construction for significant redevelopment and expansion projects at our properties. We expect our share of development costs for calendar year 2019 related to these activities to be approximately $100 million to $125 million. Our estimated stabilized return or yield, on invested capital typically ranges in the high single digits.
We have identified 29 department stores (currently vacant or anticipated vacancies) in our portfolio that we plan to redevelop and we are actively working on repositioning 25 of the locations. These department stores represent an opportunity to enhance the experience at the property by bringing in offerings such as dining, grocery, entertainment, home furnishings, mixed-use components as well as dynamic retail offerings. These stores are in our Tier 1 and open air properties and exclude department stores that are owned by third parties, such as Seritage. We project that we will invest between $300 million to $350 million over the next three to five years to complete the redevelopment of these department stores.
During the fourth quarter of 2016, we held our grand opening of our new approximately 400,000 square foot shopping center in the Houston metropolitan area, Fairfield Town Center. The project features retailers such as H-E-B, Academy Sports, Marshall's, Party City, Old Navy, and Ulta Cosmetics. In addition, a number of dining options are at the center such as Chipotle, PeiWei, Whataburger, and Zoe's Kitchen. The project is 100% leased as of March 31, 2019. During the third quarter of 2017, we approved the final phase of this new development for an additional investment of approximately $28 million, which will add an additional 130,000 square feet of new GLA to accommodate the strong demand at the project. Leasing for this new phase is over 50% committed for small shops and we are finalizing deals with a national theater, a national value fashion apparel retailer as well as an additional big box user.
At Scottsdale Quarter in Scottsdale, Arizona, our most recent redevelopment effort involves the final phase of the significant expansion of our initial development of the project. The first part of the expansion has been completed and consists of buildings on the north and south parcels with tenancy including Design Within Reach, as well as luxury apartment homes and office space. The final component of the expansion will be comprised of approximately 300 new luxury apartment homes and 30,000 to 35,000 square feet of new street-level retail. The street-level retail and luxury apartment homes will have substantial amenities, such as new on-site parking and roof-top terraces overlooking Scottsdale Quarter and the McDowell Mountains. On February 7, 2018, the rights to construct the luxury apartment homes on the land of this final component were sold to an unrelated third party for $12.5 million and construction has since commenced. The interest in the retail unit of the planned development was retained. Tenants are expected to begin opening in this final component in 2019.
At Cottonwood Mall in Albuquerque, New Mexico, we acquired the former Macy’s store for a planned redevelopment at the property. We plan to replace the former department store with two home furnishings stores, Mor Furniture for Less and Homelife Furniture, which opened in January 2019, as well as a new Hobby Lobby store, which opened in November 2018. We will invest between $20 million and $22 million in this redevelopment with an expected yield of 6% - 7%.
At Grand Central Mall in Parkersburg, West Virginia, we replaced an Elder-Beerman with a new 20,000 square foot H&M store, their first store in West Virginia, which opened in October 2018. Additionally, we added a new Five Below and Ulta Beauty, which opened in September 2018, in the former hhgregg store, and we are adding a Big Lots in the former Toys R Us location. Lastly, we have finalized our redevelopment plans for the former Sears space which will add an exciting exterior facing element to the center featuring dynamic first-to-market retailers. This new open air component will complete the transformation of Grand Central Mall from a traditional enclosed regional center into a hybrid town center. We will invest between $31 million and $33 million in this redevelopment with an expected yield of 6% - 8%.
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
On April 11, 2018 we acquired, through a sale-leaseback transaction, four Sears department stores and adjacent Sears Auto Centers located at Longview Mall, located in Longview, Texas; Polaris Fashion Place®, located in Columbus, Ohio; Southern Hills Mall, located in Sioux City, Iowa; and Town Center at Aurora, located in Aurora, Colorado. The purchase price was approximately $28.5 million. During the first quarter of 2019, the stores at Longview Mall, Polaris Fashion Place, and Southern Hills Mall all closed, and redevelopment plans have commenced.

In addition to the purchase of four Sears stores discussed above, we also proactively negotiated early termination of Sears leases to gain control of the real estate and commence redevelopment efforts at four of our Tier 1 assets. The first lease relates to the Sears store at Grand Central Mall, which closed in December 2018, and the redevelopment of the property is discussed above. The second lease relates to the Sears store at Southern Park Mall in Youngstown, Ohio which closed during the third quarter of 2018. We are in discussions with new tenants for the high visibility anchor space. The third lease relates to the Sears store at The Mall at Fairfield Commons in Beavercreek, Ohio, which closed in December 2018. We will be adding The RoomPlace and Round 1 Entertainment, both first to market. The RoomPlace will replace the upper level of Sears and complement the hybrid town center format with dynamic retail, dining and entertainment options. Round 1 Entertainment will replace the lower level of Sears. Both The RoomPlace and Round 1 Entertainment are expected to open in late 2019. The fourth lease relates to the Sears store at WestShore Plaza in Tampa, Florida which terminated during the first quarter of 2019, and we are currently in the entitlement process. We are actively working on redevelopment plans, and additional details will be announced in the future.
Dillard’s has agreed to open and/or expand within two Tier 1 assets. Mesa Mall, located in Grand Junction, Colorado, will receive a newly constructed Dillard’s which will be their first location within the catchment area and will replace Sears which formerly occupied the site. In addition, Dillard’s will add a second location within Southgate Mall, located in Missoula, Montana, replacing a former Herberger’s (former Bon-Ton, Inc. Stores) further illustrating robust demand within the catchment area. Our combined investment in these two department store repositioning efforts is expected to be less than $7 million.
At The Outlet Collection® | Seattle, in Auburn, Washington, we have plans to add a FieldhouseUSA to the property in a former Sam’s Club store. FieldhouseUSA specializes in sporting leagues, events and tournaments by offering year-round league and tournament play in team sports such as basketball, soccer, volleyball and flag football in addition to programs such as birthday parties, corporate events, performance training and skills training. This use will greatly complement the recently added Dave & Buster’s at the property and we anticipate announcing further details about this exciting redevelopment in the near future. The estimated investment in the redevelopment will be between $11 million and $13 million and the yield is anticipated to be 9% - 10%.
At Morgantown Mall in Morgantown, West Virginia we have plans to add a 70,000 square foot Dunham’s Sports store to replace a former Elder-Beerman (former Bon-Ton, Inc. Stores). The lease is fully executed and the store is expected to open in mid-2020.
Capital Expenditures
The following table summarizes total consolidated capital expenditures on a cash basis for the three months ended March 31, 2019 (in thousands):

Redevelopments and expansions	$15,623
Tenant allowances	9,918
Operational capital expenditures	6,958
Total(1)	$32,499
(1)Excludes capitalized interest, wages and real estate taxes, as well as expenditures for certain equipment and fixtures, commissions, and project costs, which are included in capital expenditures, net on the consolidated statement of cash flows.

Forward-Looking Statements
Certain statements made in this section or elsewhere in this report may be deemed "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained, and it is possible that our actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks and uncertainties. Such factors include, but are not limited to: changes in asset quality and credit risk; ability to sustain revenue and earnings growth; changes in political, economic or market conditions generally and the real estate and capital markets specifically; the impact of increased competition; the availability of capital and financing; tenant or joint venture partner(s) bankruptcies; the failure to increase enclosed retail store occupancy and same-store operating income; risks associated with acquisitions, dispositions, development, re-development, expansion, leasing and management of properties; changes in market rental rates; trends in the retail industry; relationships with anchor tenants; risks relating to joint venture properties; costs of common area maintenance; competitive market forces; the level and volatility of interest rates; the rate of revenue increases as compared to expense increases; the financial stability of tenants within the retail industry; the restrictions in current financing arrangements or the failure to comply with such arrangements; the liquidity of real estate investments; the impact of changes to tax legislation and our tax positions; failure to qualify as a real estate investment trust; the failure to refinance debt at favorable terms and conditions; loss of key personnel; material changes in the dividend rates on securities or the ability to pay dividends on common shares or other securities; possible restrictions on the ability to operate or dispose of any partially-owned properties; the failure to achieve earnings/funds from operations targets or estimates; the failure to achieve projected returns or yields on development, re-development and investment properties (including joint ventures); expected gains on debt extinguishment; changes in generally accepted accounting principles or interpretations thereof; terrorist activities and international hostilities; the unfavorable resolution of legal or regulatory proceedings; the impact of future acquisitions and divestitures; assets that may be subject to impairment charges; and significant costs related to environmental issues. We discussed these and other risks and uncertainties under Part I, "Item 1A. Risk Factors" in the combined Annual Report on Form 10-K for WPG Inc. and WPG L.P. for the year ended December 31, 2018. We undertake no duty or obligation to update or revise these forward-looking statements, whether as a result of new information, future developments, or otherwise.
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
We determine FFO based on the definition set forth by the National Association of Real Estate Investment Trusts, or NAREIT, as net (loss) income computed in accordance with GAAP:

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
You should understand that our computation of these non-GAAP measures might not be comparable to similar measures reported by other REITs and that these non-GAAP measures:

•	do not represent cash flow from operations as defined by GAAP;

•	should not be considered as alternatives to net (loss) income determined in accordance with GAAP as a measure of operating performance; and

•	are not alternatives to cash flows as a measure of liquidity.

The following schedule reconciles total FFO to net (loss) income for the three months ended March 31, 2019 and 2018 (in thousands, except share/unit amounts):

	For the Three Months Ended March 31,
	2019	2018
Net (loss) income	$(2,563)	$20,185
Less: Preferred dividends and distributions on preferred operating partnership units	(3,568)	(3,568)
Adjustments to Arrive at FFO:
Real estate depreciation and amortization, including joint venture impact	76,214	70,199
Gain on disposition of interests in properties, net	—	(295)
FFO of the Operating Partnership (1)	70,083	86,521
FFO allocable to limited partners	10,905	13,439
FFO allocable to common shareholders/unitholders	$59,178	$73,082

Diluted (loss) earnings per share/unit	$(0.03)	$0.07
Adjustments to arrive at FFO per share/unit:
Real estate depreciation and amortization, including joint venture impact	0.34	0.32
Gain on disposition of interests in properties, net	0.00	0.00
Diluted FFO per share/unit	$0.31	$0.39

Weighted average shares outstanding - basic	188,082,289	187,309,744
Weighted average limited partnership units outstanding	34,731,075	34,680,058
Weighted average additional dilutive securities outstanding (2)	394,264	1,288,678
Weighted average shares/units outstanding - diluted	223,207,628	223,278,480

(1)
FFO of the operating partnership decreased $16.4 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. During the three months ended March 31, 2019, we received $9.3 million less in operating income related to comparable properties. This decline can be primarily attributed to the Anchor Store Impact, and a reduction in lease termination proceeds. General and administrative expenses increased $4.5 million, of which $3.5 million was attributable to the impact of the new lease accounting standard which prohibits the Company from capitalizing non-incremental internal leasing and legal efforts, and $1.9 million was attributable to severance costs incurred during the first quarter of 2019. Offsetting these increases to general and administrative expense was a decrease of $0.9 million primarily attributable to a reduction in executive compensation and benefits. Lastly, interest expense, net, increased $2.5 million, which was primarily attributable to corporate debt activity primarily related to higher borrowings on the Revolver and the credit rating downgrade.

(2)
The weighted average additional dilutive securities for the three months ended March 31, 2019 are excluded for purposes of calculating diluted (loss) earnings per share/unit because their effect would have been anti-dilutive.

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
The following schedule reconciles comparable NOI for our Tier 1 and open air properties to net (loss) income and presents comparable NOI percent change for the three months ended March 31, 2019 and 2018 (in thousands):

	For the Three Months Ended March 31,
	2019	2018
Net (loss) income	$(2,563)	$20,185
Loss (income) from unconsolidated entities	48	(1,162)
Income and other taxes	356	485
Gain on disposition of interests in properties, net	(9,990)	(8,181)
Interest expense, net	36,830	34,344
Operating income	24,681	45,671

Depreciation and amortization	66,378	61,294
General and administrative	14,125	9,654
Fee income	(2,747)	(2,342)
Management fee allocation	5	(16)
Pro-rata share of unconsolidated joint ventures in comp NOI	17,445	17,282
Property allocated corporate expense	3,495	4,124
Non-comparable properties and other (1)	(311)	(591)
NOI from sold properties	2	(1,796)
Termination income	(786)	(1,766)
Straight-line rents	(1,132)	(859)
Ground lease adjustments for straight-line and fair market value	5	13
Fair market value and inducement adjustments to base rents	(2,900)	(3,042)
Less: Tier 2 and noncore properties (2)	(8,938)	(13,743)

Comparable NOI - Tier 1 and open air properties	$109,322	$113,883
Comparable NOI percentage change - Tier 1 and open air properties	(4.0)%

(1)
Represents an adjustment to remove the NOI amounts from properties not owned and operated in all periods presented, certain non-recurring expenses (such as hurricane related expenses), as well as material insurance proceeds and other non-recurring income received in the periods presented. This also includes adjustments related to the rents from the outparcels sold to Four Corners.

(2)	NOI from the Tier 2 and noncore properties held in each period presented.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk from changes in interest rates, primarily LIBOR. We seek to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs by closely monitoring our variable rate debt and converting such debt to fixed rates when we deem such conversion advantageous. From time to time, we may enter into interest rate swap agreements or other interest rate hedging contracts. While these agreements are intended to lessen the impact of rising interest rates, they also expose us to the risks that the other parties to the agreements will not perform, we could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly effective cash flow hedges under GAAP guidance. As of March 31, 2019, $502.1 million (net of $7.9 million in debt issuance costs) of our aggregate consolidated indebtedness (16.8% of total consolidated indebtedness) was subject to variable interest rates, excluding amounts outstanding under variable rate loans that have been hedged to fixed interest rates.
If LIBOR rates of interest on our variable rate debt fluctuated, our future earnings and cash flows would be impacted, depending upon the current LIBOR rates and the existence of any derivative contracts currently in effect.  Based upon our variable rate debt balance as of March 31, 2019, a 50 basis point increase in LIBOR rates would result in a decrease in earnings and cash flow of $2.6 million annually and a 50 basis point decrease in LIBOR rates would result in an increase in earnings and cash flow of $2.6 million annually.  This assumes that the amount outstanding under our variable rate debt remains at $502.1 million, the balance as of March 31, 2019.

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
Changes in Internal Control Over Financial Reporting.  There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Changes in Internal Control Over Financial Reporting.  There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In addition to the other information set forth in this Quarterly Report on Form 10-Q, the reader should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the combined Annual Report on Form 10-K for WPG Inc. and WPG L.P. for the year ended December 31, 2018 (the “2018 Form 10-K”). Except for additional risk factors as noted below, there have been no material changes in the Company's risk factors from those disclosed in Part I, Item 1A, of the 2018 Form 10-K.
We may be adversely affected by changes in LIBOR reporting practices or the method in which LIBOR is determined.
As of March 31, 2019, we had approximately $502.1 million (net of $7.9 million in debt issuance costs) of our aggregate consolidated indebtedness that was indexed to the London Interbank Offered Rate (“LIBOR”). Central banks around the world, including the Federal Reserve, have commissioned working groups of market participants and official sector representatives with the goal of finding suitable replacements for LIBOR based on observable market transactions. It is expected that a transition away from the widespread use of LIBOR to alternative rates will occur over the course of the next few years. The U.K. Financial Conduct Authority (FCA), which regulates LIBOR, has announced that it has commitments from panel banks to continue to contribute to LIBOR through the end of 2021, but that it will not use its powers to compel contributions beyond such date. Accordingly, there is considerable uncertainty regarding the publication of such rates beyond 2021. The Federal Reserve Bank of New York and various other authorities have commenced the publication of reforms and actions relating to alternatives to U.S. dollar LIBOR. Although the full impact of such reforms and actions, together with any transition away from LIBOR, including the potential or actual discontinuance of LIBOR publication, remains unclear, these changes may have a material adverse impact on the availability of financing, including LIBOR-based loans, and on our financing costs.
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

10.1*+	Form Employee Performance Share Unit Award Agreement (2019 Awards).
10.2*+	Form Employee Restricted Stock Unit Award Agreement (Employee with Employment Agreement, 2019 Awards).
10.3*+	Form Employee Restricted Stock Unit Award Agreement (Employee without Employment Agreement, 2019 Awards).
10.4*+	Employment Agreement, dated August 6, 2018, effective as of August 3, 2018, by and between Washington Prime Group Inc. and Joshua P. Lindimore.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

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

Date:	April 25, 2019	By:	/s/ Mark E. Yale
Mark E. Yale Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	April 25, 2019	By:	/s/ Melissa A. Indest
Melissa A. Indest Executive Vice President, Finance and Chief Accounting Officer (Principal Accounting Officer)