Form 10-Q
period 2019-06-30
WASHINGTON PRIME GROUP INC.; Washington Prime Group, L.P.
filed 2019-07-25
CIK 1594686, 1610911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number     001-36252 (Washington Prime Group Inc.)
333-205859 (Washington Prime Group, L.P.)

WASHINGTON PRIME GROUP INC.
Washington Prime Group, L.P.
(Exact name of Registrant as specified in its charter)

Indiana (Both Registrants)            46-4323686 (Washington Prime Group Inc.)
(State of incorporation or organization)            46-4674640 (Washington Prime Group, L.P.)
(I.R.S. Employer Identification No.)

180 East Broad Street	Columbus	Ohio	43215
(Address of principal executive offices)

(614) 621-9000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Washington Prime Group Inc.:

Title of each class	Trading Symbols	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	WPG	New York Stock Exchange
7.5% Series H Cumulative Redeemable Preferred Stock, par value $0.0001 per share	WPGPRH	New York Stock Exchange
6.875% Series I Cumulative Redeemable Preferred Stock, par value $0.0001 per share	WPGPRI	New York Stock Exchange

Washington Prime Group, L.P.: None

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

Washington Prime Group Inc. Yes ☐  No ☒ Washington Prime Group, L.P. Yes ☐  No ☒

As of July 24, 2019, Washington Prime Group Inc. had 186,587,293 shares of common stock outstanding. Washington Prime Group, L.P. has no publicly traded equity and no common stock outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarter ended June 30, 2019 of Washington Prime Group® Inc. and Washington Prime Group, L.P. Unless stated otherwise or the context requires otherwise, references to "WPG Inc." mean Washington Prime Group Inc., an Indiana corporation, and references to "WPG L.P." mean Washington Prime Group, L.P., an Indiana limited partnership, and its consolidated subsidiaries, in cases where it is important to distinguish between WPG Inc. and WPG L.P. We use the terms "WPG," the "Company,” “we,” "us," and “our” to refer to WPG Inc., WPG L.P., and entities in which WPG Inc. or WPG L.P. (or any affiliate) has a material interest on a consolidated basis, unless the context indicates otherwise.

WPG Inc. operates as a self-managed and self-administered real estate investment trust (“REIT”). WPG Inc. owns properties and conducts operations through WPG L.P., of which WPG Inc. is the sole general partner and of which it held approximately 84.4% of the partnership interests (“OP units”) at June 30, 2019. The remaining OP units are owned by various limited partners. As the sole general partner of WPG L.P., WPG Inc. has the exclusive and complete responsibility for WPG L.P.’s day-to-day management and control. Management operates WPG Inc. and WPG L.P. as one enterprise. The management of WPG Inc. consists of the same persons who direct the management of WPG L.P. As general partner with control of WPG L.P., WPG Inc. consolidates WPG L.P. for financial reporting purposes, and WPG Inc. does not have significant assets other than its investment in WPG L.P. Therefore, the assets and liabilities of WPG Inc. and WPG L.P. are substantially the same on their respective consolidated financial statements and the disclosures of WPG Inc. and WPG L.P. also are substantially similar.
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

WASHINGTON PRIME GROUP INC. AND WASHINGTON PRIME GROUP, L.P.
FORM 10-Q

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements
Washington Prime Group Inc.
Unaudited Consolidated Balance Sheets
(dollars in thousands, except share and par value amounts)

	June 30, 2019	December 31, 2018
ASSETS:
Investment properties at cost	$5,967,014	$5,914,705
Less: accumulated depreciation	2,379,946	2,283,764
	3,587,068	3,630,941
Cash and cash equivalents	30,683	42,542
Tenant receivables and accrued revenue, net	77,656	85,463
Investment in and advances to unconsolidated entities, at equity	421,657	433,207
Deferred costs and other assets	189,975	169,135
Total assets	$4,307,039	$4,361,288
LIABILITIES:
Mortgage notes payable	$1,152,118	$983,269
Notes payable	984,392	982,697
Unsecured term loans	686,076	685,509
Revolving credit facility	218,573	286,002
Accounts payable, accrued expenses, intangibles, and deferred revenues	245,041	253,862
Distributions payable	2,992	2,992
Cash distributions and losses in unconsolidated entities, at equity	15,421	15,421
Total liabilities	3,304,613	3,209,752
Redeemable noncontrolling interests	3,265	3,265
EQUITY:
Stockholders' Equity:
Series H Cumulative Redeemable Preferred Stock, $0.0001 par value, 4,000,000 shares issued and outstanding as of June 30, 2019 and December 31, 2018	104,251	104,251
Series I Cumulative Redeemable Preferred Stock, $0.0001 par value, 3,800,000 shares issued and outstanding as of June 30, 2019 and December 31, 2018	98,325	98,325
Common stock, $0.0001 par value, 350,000,000 shares authorized; 186,587,293 and 186,074,461 issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	19	19
Capital in excess of par value	1,251,319	1,247,639
Accumulated deficit	(573,611)	(456,924)
Accumulated other comprehensive (loss) income	(5,932)	6,400
Total stockholders' equity	874,371	999,710
Noncontrolling interests	124,790	148,561
Total equity	999,161	1,148,271
Total liabilities, redeemable noncontrolling interests and equity	$4,307,039	$4,361,288

The accompanying notes are an integral part of these statements.

Washington Prime Group Inc.
Unaudited Consolidated Statements of Operations and Comprehensive (Loss) Income
(dollars in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
REVENUE:
Rental income	$156,230	$170,443	$319,503	$342,860
Other income	5,204	7,674	10,754	12,251
Total revenues	161,434	178,117	330,257	355,111
EXPENSES:
Property operating	36,432	35,945	75,861	72,311
Depreciation and amortization	71,816	63,796	138,194	125,090
Real estate taxes	19,878	21,094	41,992	43,135
Advertising and promotion	2,025	2,240	3,918	4,011
General and administrative	13,124	11,191	27,249	20,845
Ground rent	195	198	398	395
Total operating expenses	143,470	134,464	287,612	265,787

Interest expense, net	(39,143)	(34,701)	(75,973)	(69,045)
Gain on disposition of interests in properties, net	6,241	8,063	16,231	16,244
Income and other taxes	(229)	(601)	(585)	(1,086)
(Loss) income from unconsolidated entities, net	(1,713)	(895)	(1,761)	267
NET (LOSS) INCOME	(16,880)	15,519	(19,443)	35,704
Net (loss) income attributable to noncontrolling interests	(3,126)	1,925	(4,022)	4,586
NET (LOSS) INCOME ATTRIBUTABLE TO THE COMPANY	(13,754)	13,594	(15,421)	31,118
Less: Preferred share dividends	(3,508)	(3,508)	(7,016)	(7,016)
NET (LOSS) INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(17,262)	$10,086	$(22,437)	$24,102

(LOSS) EARNINGS PER COMMON SHARE, BASIC & DILUTED	$(0.09)	$0.05	$(0.12)	$0.13

COMPREHENSIVE (LOSS) INCOME:
Net (loss) income	$(16,880)	$15,519	$(19,443)	$35,704
Unrealized (loss) income on interest rate derivative instruments, net	(9,485)	602	(14,595)	5,819
Comprehensive (loss) income	(26,365)	16,121	(34,038)	41,523
Comprehensive (loss) income attributable to noncontrolling interests	(4,597)	2,024	(6,285)	5,506
Comprehensive (loss) income attributable to common shareholders	$(21,768)	$14,097	$(27,753)	$36,017
The accompanying notes are an integral part of these statements.

Washington Prime Group Inc.
Unaudited Consolidated Statements of Cash Flows
(dollars in thousands)

	For the Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(19,443)	$35,704
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization, including fair value rent, fair value debt, deferred financing costs and equity-based compensation	137,404	126,545
Gain on disposition of interests in properties and outparcels, net	(16,231)	(16,244)
Change in estimate of collectibility of rental income	4,027	3,957
Loss (income) from unconsolidated entities, net	1,761	(267)
Distributions of income from unconsolidated entities	912	2,817
Changes in assets and liabilities:
Tenant receivables and accrued revenue, net	6,142	9,017
Deferred costs and other assets	(3,780)	(15,858)
Accounts payable, accrued expenses, deferred revenues and other liabilities	(17,236)	(9,900)
Net cash provided by operating activities	93,556	135,771
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	—	(80,108)
Capital expenditures, net	(81,131)	(59,772)
Net proceeds from disposition of interests in properties and outparcels	20,492	23,402
Investments in unconsolidated entities	(5,870)	(12,054)
Distributions of capital from unconsolidated entities	14,747	22,923
Net cash used in investing activities	(51,762)	(105,609)
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to noncontrolling interest holders in properties	(66)	(5)
Redemption of limited partner units	(19)	(25)
Net proceeds from issuance of common shares, including common stock plans	1	—
Distributions on common and preferred shares/units	(118,754)	(118,385)
Proceeds from issuance of debt, net of transaction costs	303,088	593,714
Repayments of debt	(206,702)	(492,548)
Other financing activities	(150)	—
Net cash used in financing activities	(22,602)	(17,249)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	19,192	12,913
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	61,084	70,201
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$80,276	$83,114

The accompanying notes are an integral part of these statements.

Washington Prime Group Inc.
Unaudited Consolidated Statements of Equity
(dollars in thousands, except per share/unit amounts)

	For the Three Months Ended June 30, 2019
	Preferred Series H	Preferred Series I	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity	Non- Controlling Interests	Total Equity	Redeemable Non-Controlling Interests
Balance, March 31, 2019	$104,251	$98,325	$19	$1,249,490	$(509,187)	$2,082	$944,980	$138,025	$1,083,005	$3,265
Redemption of limited partner units	—	—	—	—	—	—	—	(19)	(19)	—
Other	—	—	—	(7)	—	—	(7)	—	(7)	—
Equity-based compensation	—	—	—	1,965	—	—	1,965	—	1,965	—
Adjustments to noncontrolling interests	—	—	—	(129)	—	—	(129)	129	—	—
Distributions on common shares/units ($0.25 per common share/unit)	—	—	—	—	(47,162)	—	(47,162)	(8,688)	(55,850)	—
Distributions declared on preferred shares	—	—	—	—	(3,508)	—	(3,508)	—	(3,508)	—
Other comprehensive loss	—	—	—	—	—	(8,014)	(8,014)	(1,471)	(9,485)	—
Net loss, excluding $60 of distributions to preferred unitholders	—	—	—	—	(13,754)	—	(13,754)	(3,186)	(16,940)	—
Balance, June 30, 2019	$104,251	$98,325	$19	$1,251,319	$(573,611)	$(5,932)	$874,371	$124,790	$999,161	$3,265

	For the Six Months Ended June 30, 2019
	Preferred Series H	Preferred Series I	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity	Non- Controlling Interests	Total Equity	Redeemable Non-Controlling Interests
Balance, December 31, 2018	$104,251	$98,325	$19	$1,247,639	$(456,924)	$6,400	$999,710	$148,561	$1,148,271	$3,265
Redemption of limited partner units	—	—	—	—	—	—	—	(19)	(19)	—
Other	—	—	—	(14)	—	—	(14)	—	(14)	—
Exercise of stock options	—	—	—	1	—	—	1	—	1	—
Equity-based compensation	—	—	—	3,743	—	—	3,743	37	3,780	—
Adjustments to noncontrolling interests	—	—	—	(50)	—	—	(50)	50	—	—
Distributions on common shares/units ($0.50 per common share/unit)	—	—	—	—	(94,250)	—	(94,250)	(17,434)	(111,684)	—
Distributions declared on preferred shares	—	—	—	—	(7,016)	—	(7,016)	—	(7,016)	—
Other comprehensive loss	—	—	—	—	—	(12,332)	(12,332)	(2,263)	(14,595)	—
Net loss, excluding $120 of distributions to preferred unitholders	—	—	—	—	(15,421)	—	(15,421)	(4,142)	(19,563)	—
Balance, June 30, 2019	$104,251	$98,325	$19	$1,251,319	$(573,611)	$(5,932)	$874,371	$124,790	$999,161	$3,265
The accompanying notes are an integral part of this statement.

Washington Prime Group Inc.
Unaudited Consolidated Statements of Equity (Continued)
(dollars in thousands, except per share/unit amounts)

	For the Three Months Ended June 30, 2018
	Preferred Series H	Preferred Series I	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity	Non- Controlling Interests	Total Equity	Redeemable Non-Controlling Interests
Balance, March 31, 2018	$104,251	$98,325	$19	$1,241,978	$(381,597)	$11,900	$1,074,876	$162,645	$1,237,521	$3,265
Redemption of limited partner units	—	—	—	—	—	—	—	(14)	(14)	—
Other	—	—	—	(53)	—	—	(53)	—	(53)	—
Equity-based compensation	—	—	—	2,248	—	—	2,248	271	2,519	—
Adjustments to noncontrolling interests	—	—	—	38	—	—	38	(38)	—	—
Distributions on common shares/units ($0.25 per common share/unit)	—	—	—	—	(46,961)	—	(46,961)	(8,689)	(55,650)	—
Distributions declared on preferred shares	—	—	—	—	(3,508)	—	(3,508)	—	(3,508)	—
Other comprehensive income	—	—	—	—	—	503	503	99	602	—
Net income, excluding $60 of distributions to preferred unitholders	—	—	—	—	13,594	—	13,594	1,865	15,459	—
Balance, June 30, 2018	$104,251	$98,325	$19	$1,244,211	$(418,472)	$12,403	$1,040,737	$156,139	$1,196,876	$3,265

	For the Six Months Ended June 30, 2018
	Preferred Series H	Preferred Series I	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity	Non- Controlling Interests	Total Equity	Redeemable Non-Controlling Interests
Balance, December 31, 2017	$104,251	$98,325	$19	$1,240,483	$(350,594)	$6,920	$1,099,404	$167,718	$1,267,122	$3,265
Cumulative effect of accounting standards	—	—	—	(389)	1,890	584	2,085	389	2,474	—
Redemption of limited partner units	—	—	—	—	—	—	—	(25)	(25)	—
Other	—	—	—	(89)	—	—	(89)	—	(89)	—
Equity-based compensation	—	—	—	3,771	—	—	3,771	490	4,261	—
Adjustments to noncontrolling interests	—	—	—	435	—	—	435	(435)	—	—
Distributions on common shares/units ($0.50 per common share/unit)	—	—	—	—	(93,870)	—	(93,870)	(17,384)	(111,254)	—
Distributions declared on preferred shares	—	—	—	—	(7,016)	—	(7,016)	—	(7,016)	—
Other comprehensive income	—	—	—	—	—	4,899	4,899	920	5,819	—
Net income, excluding $120 of distributions to preferred unitholders	—	—	—	—	31,118	—	31,118	4,466	35,584	—
Balance, June 30, 2018	$104,251	$98,325	$19	$1,244,211	$(418,472)	$12,403	$1,040,737	$156,139	$1,196,876	$3,265

The accompanying notes are an integral part of this statement.

Washington Prime Group, L.P.
Unaudited Consolidated Balance Sheets
(dollars in thousands, except unit amounts)

	June 30, 2019	December 31, 2018
ASSETS:
Investment properties at cost	$5,967,014	$5,914,705
Less: accumulated depreciation	2,379,946	2,283,764
	3,587,068	3,630,941
Cash and cash equivalents	30,683	42,542
Tenant receivables and accrued revenue, net	77,656	85,463
Investment in and advances to unconsolidated entities, at equity	421,657	433,207
Deferred costs and other assets	189,975	169,135
Total assets	$4,307,039	$4,361,288
LIABILITIES:
Mortgage notes payable	$1,152,118	$983,269
Notes payable	984,392	982,697
Unsecured term loans	686,076	685,509
Revolving credit facility	218,573	286,002
Accounts payable, accrued expenses, intangibles, and deferred revenues	245,041	253,862
Distributions payable	2,992	2,992
Cash distributions and losses in unconsolidated entities, at equity	15,421	15,421
Total liabilities	3,304,613	3,209,752
Redeemable noncontrolling interests	3,265	3,265
EQUITY:
Partners' Equity:
General partner
Preferred equity, 7,800,000 units issued and outstanding as of June 30, 2019 and December 31, 2018	202,576	202,576
Common equity, 186,587,293 and 186,074,461 units issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	671,795	797,134
Total general partners' equity	874,371	999,710
Limited partners, 34,752,111 and 34,755,660 units issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	123,784	147,493
Total partners' equity	998,155	1,147,203
Noncontrolling interests	1,006	1,068
Total equity	999,161	1,148,271
Total liabilities, redeemable noncontrolling interests and equity	$4,307,039	$4,361,288

The accompanying notes are an integral part of these statements.

Washington Prime Group, L.P.
Unaudited Consolidated Statements of Operations and Comprehensive (Loss) Income
(dollars in thousands, except per unit amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
REVENUE:
Rental income	$156,230	$170,443	$319,503	$342,860
Other income	5,204	7,674	10,754	12,251
Total revenues	161,434	178,117	330,257	355,111
EXPENSES:
Property operating	36,432	35,945	75,861	72,311
Depreciation and amortization	71,816	63,796	138,194	125,090
Real estate taxes	19,878	21,094	41,992	43,135
Advertising and promotion	2,025	2,240	3,918	4,011
General and administrative	13,124	11,191	27,249	20,845
Ground rent	195	198	398	395
Total operating expenses	143,470	134,464	287,612	265,787

Interest expense, net	(39,143)	(34,701)	(75,973)	(69,045)
Gain on disposition of interests in properties, net	6,241	8,063	16,231	16,244
Income and other taxes	(229)	(601)	(585)	(1,086)
(Loss) income from unconsolidated entities, net	(1,713)	(895)	(1,761)	267
NET (LOSS) INCOME ATTRIBUTABLE TO UNITHOLDERS	(16,880)	15,519	(19,443)	35,704
Less: Preferred unit distributions	(3,568)	(3,568)	(7,136)	(7,136)
NET (LOSS) INCOME ATTRIBUTABLE TO COMMON UNITHOLDERS	$(20,448)	$11,951	$(26,579)	$28,568

NET (LOSS) INCOME ATTRIBUTABLE TO COMMON UNITHOLDERS:
General partner	$(17,262)	$10,086	$(22,437)	$24,102
Limited partners	(3,186)	1,865	(4,142)	4,466
Net (loss) income attributable to common unitholders	$(20,448)	$11,951	$(26,579)	$28,568

(LOSS) EARNINGS PER COMMON UNIT, BASIC & DILUTED	$(0.09)	$0.05	$(0.12)	$0.13

COMPREHENSIVE (LOSS) INCOME:
Net (loss) income	$(16,880)	$15,519	$(19,443)	$35,704
Unrealized (loss) income on interest rate derivative instruments, net	(9,485)	602	(14,595)	5,819
Comprehensive (loss) income	$(26,365)	$16,121	$(34,038)	$41,523

The accompanying notes are an integral part of these statements.

Washington Prime Group, L.P.
Unaudited Consolidated Statements of Cash Flows
(dollars in thousands)

	For the Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(19,443)	$35,704
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization, including fair value rent, fair value debt, deferred financing costs and equity-based compensation	137,404	126,545
Gain on disposition of interests in properties and outparcels, net	(16,231)	(16,244)
Change in estimate of collectibility of rental income	4,027	3,957
Loss (income) from unconsolidated entities, net	1,761	(267)
Distributions of income from unconsolidated entities	912	2,817
Changes in assets and liabilities:
Tenant receivables and accrued revenue, net	6,142	9,017
Deferred costs and other assets	(3,780)	(15,858)
Accounts payable, accrued expenses, deferred revenues and other liabilities	(17,236)	(9,900)
Net cash provided by operating activities	93,556	135,771
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	—	(80,108)
Capital expenditures, net	(81,131)	(59,772)
Net proceeds from disposition of interests in properties and outparcels	20,492	23,402
Investments in unconsolidated entities	(5,870)	(12,054)
Distributions of capital from unconsolidated entities	14,747	22,923
Net cash used in investing activities	(51,762)	(105,609)
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to noncontrolling interest holders in properties	(66)	(5)
Redemption of limited partner units	(19)	(25)
Net proceeds from issuance of common units, including equity-based compensation plans	1	—
Distributions to unitholders	(118,754)	(118,385)
Proceeds from issuance of debt, net of transaction costs	303,088	593,714
Repayments of debt	(206,702)	(492,548)
Other financing activities	(150)	—
Net cash used in financing activities	(22,602)	(17,249)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	19,192	12,913
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	61,084	70,201
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$80,276	$83,114

The accompanying notes are an integral part of these statements.

Washington Prime Group, L.P.
Unaudited Consolidated Statements of Equity
(dollars in thousands, except per unit amounts)

	For the Three Months Ended June 30, 2019
	General Partner
	Preferred	Common	Total	Limited Partners	Total Partners' Equity	Non- Controlling Interests	Total Equity	Redeemable Non-Controlling Interests
Balance, March 31, 2019	$202,576	$742,404	$944,980	$137,019	$1,081,999	$1,006	$1,083,005	$3,265
Redemption of limited partner units	—	—	—	(19)	(19)	—	(19)	—
Other	—	(7)	(7)	—	(7)	—	(7)	—
Equity-based compensation	—	1,965	1,965	—	1,965	—	1,965	—
Adjustments to limited partners' interests	—	(129)	(129)	129	—	—	—	—
Distributions on common units ($0.25 per common unit)	—	(47,162)	(47,162)	(8,688)	(55,850)	—	(55,850)	—
Distributions declared on preferred units	(3,508)	—	(3,508)	—	(3,508)	—	(3,508)	(60)
Other comprehensive loss	—	(8,014)	(8,014)	(1,471)	(9,485)	—	(9,485)	—
Net income (loss)	3,508	(17,262)	(13,754)	(3,186)	(16,940)	—	(16,940)	60
Balance, June 30, 2019	$202,576	$671,795	$874,371	$123,784	$998,155	$1,006	$999,161	$3,265

	For the Six Months Ended June 30, 2019
	General Partner
	Preferred	Common	Total	Limited Partners	Total Partners' Equity	Non- Controlling Interests	Total Equity	Redeemable Non-Controlling Interests
Balance, December 31, 2018	$202,576	$797,134	$999,710	$147,493	$1,147,203	$1,068	$1,148,271	$3,265
Redemption of limited partner units	—	—	—	(19)	(19)	—	(19)	—
Other	—	(14)	(14)	—	(14)	—	(14)	—
Exercise of stock options	—	1	1	—	1	—	1	—
Equity-based compensation	—	3,743	3,743	37	3,780	—	3,780	—
Adjustments to limited partners' interests	—	(50)	(50)	50	—	—	—	—
Distributions on common units ($0.50 per common unit)	—	(94,250)	(94,250)	(17,372)	(111,622)	(62)	(111,684)	—
Distributions declared on preferred units	(7,016)	—	(7,016)	—	(7,016)	—	(7,016)	(120)
Other comprehensive loss	—	(12,332)	(12,332)	(2,263)	(14,595)	—	(14,595)	—
Net income (loss)	7,016	(22,437)	(15,421)	(4,142)	(19,563)	—	(19,563)	120
Balance, June 30, 2019	$202,576	$671,795	$874,371	$123,784	$998,155	$1,006	$999,161	$3,265
The accompanying notes are an integral part of this statement.

Washington Prime Group, L.P.
Unaudited Consolidated Statements of Equity (Continued)
(dollars in thousands, except per unit amounts)

	For the Three Months Ended June 30, 2018
	General Partner
	Preferred	Common	Total	Limited Partners	Total Partners' Equity	Non- Controlling Interests	Total Equity	Redeemable Non-Controlling Interests
Balance, March 31, 2018	$202,576	$872,300	$1,074,876	$161,592	$1,236,468	$1,053	$1,237,521	$3,265
Redemption of limited partner units	—	—	—	(14)	(14)	—	(14)	—
Other	—	(53)	(53)	—	(53)	—	(53)	—
Equity-based compensation	—	2,248	2,248	271	2,519	—	2,519	—
Adjustments to limited partners' interests	—	38	38	(38)	—	—	—	—
Distributions on common units ($0.25 per common unit)	—	(46,961)	(46,961)	(8,689)	(55,650)	—	(55,650)	—
Distributions declared on preferred units	(3,508)	—	(3,508)	—	(3,508)	—	(3,508)	(60)
Other comprehensive income	—	503	503	99	602	—	602	—
Net income	3,508	10,086	13,594	1,865	15,459	—	15,459	60
Balance, June 30, 2018	$202,576	$838,161	$1,040,737	$155,086	$1,195,823	$1,053	$1,196,876	$3,265

	For the Six Months Ended June 30, 2018
	General Partner
	Preferred	Common	Total	Limited Partners	Total Partners' Equity	Non- Controlling Interests	Total Equity	Redeemable Non-Controlling Interests
Balance, December 31, 2017	$202,576	$896,828	$1,099,404	$166,660	$1,266,064	$1,058	$1,267,122	$3,265
Cumulative effect of accounting standards	—	2,085	2,085	389	2,474	—	2,474	—
Redemption of limited partner units	—	—	—	(25)	(25)	—	(25)	—
Other	—	(89)	(89)	—	(89)	—	(89)	—
Equity-based compensation	—	3,771	3,771	490	4,261	—	4,261	—
Adjustments to limited partners' interests	—	435	435	(435)	—	—	—	—
Distributions on common units ($0.50 per common unit)	—	(93,870)	(93,870)	(17,379)	(111,249)	(5)	(111,254)	—
Distributions declared on preferred units	(7,016)	—	(7,016)	—	(7,016)	—	(7,016)	(120)
Other comprehensive income	—	4,899	4,899	920	5,819	—	5,819	—
Net income	7,016	24,102	31,118	4,466	35,584	—	35,584	120
Balance, June 30, 2018	$202,576	$838,161	$1,040,737	$155,086	$1,195,823	$1,053	$1,196,876	$3,265

The accompanying notes are an integral part of this statement.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

1.	Organization
Washington Prime Group Inc. (“WPG Inc.”) is an Indiana corporation that operates as a fully integrated, self‑administered and self‑managed real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended (the "Code"). WPG Inc. will generally qualify as a REIT for U.S. federal income tax purposes as long as it continues to distribute at least 90% of its REIT taxable income and satisfy certain other requirements. WPG Inc. will generally be allowed a deduction against its U.S. federal income tax liability for dividends paid by it to REIT shareholders, thereby reducing or eliminating any corporate level taxation to WPG Inc. Washington Prime Group, L.P. (“WPG L.P.”) is WPG Inc.'s majority‑owned limited partnership subsidiary that owns, develops and manages, through its affiliates, all of WPG Inc.'s real estate properties and other assets. WPG Inc. is the sole general partner of WPG L.P. As of June 30, 2019, our assets consisted of material interests in 108 shopping centers in the United States, consisting of open air properties and enclosed retail properties, comprised of approximately 56 million square feet of managed gross leasable area.
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
Severance
On February 5, 2019, the Company's Executive Vice President, Head of Open Air Centers was terminated without cause from his position and received severance payments and other benefits pursuant to the terms and conditions of his employment agreement. In addition, the Company terminated, without cause, additional non-executive personnel in the Property Management department as part of an effort to reduce overhead costs. In connection with and as part of the aforementioned management changes, the Company recorded aggregate severance charges of $1.9 million, including $0.1 million of non-cash stock compensation in the form of accelerated vesting of equity incentive awards, which costs are included in general and administrative expense in the accompanying consolidated statements of operations and comprehensive (loss) income for the six months ended June 30, 2019.
On March 18, 2019, the Company's Executive Vice President, Development notified the Company of his resignation. The effective date of his resignation was March 28, 2019. There were no severance payments or accelerated vesting of stock compensation benefits in connection with this separation.
On May 7, 2018, the Company's Executive Vice President, Property Management was terminated without cause from his position and received severance payments and other benefits pursuant to the terms and conditions of his employment agreement. In addition, the Company terminated without cause additional non-executive personnel in the Property Management department. In connection with and as part of the aforementioned management and personnel changes, the Company recorded aggregate severance charges of $2.0 million, including $0.5 million of non-cash stock compensation in the form of accelerated vesting of equity incentive awards, which costs are included in general and administrative expense in the accompanying consolidated statements of operations and comprehensive (loss) income for the three and six months ended June 30, 2018.

2.	Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The consolidated balance sheets as of June 30, 2019 and December 31, 2018 include the accounts of WPG Inc. and WPG L.P., as well as their majority owned and controlled subsidiaries. The accompanying consolidated statements of operations include the consolidated accounts of the Company. All intercompany transactions have been eliminated in consolidation. Due to the seasonal nature of certain operational activities, the results for the interim period ended June 30, 2019 are not necessarily indicative of the results to be expected for the full year.

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
General
These consolidated financial statements reflect the consolidation of properties that are wholly owned or properties in which we own less than a 100% interest but that we control. Control of a property is demonstrated by, among other factors, our ability, without the consent of any other unaffiliated partner or owner, to refinance debt or sell the property and the inability of any other unaffiliated partner or owner to replace us.
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
During the three and six months ended June 30, 2019, we sold our interest in undeveloped land that was previously identified as a VIE. As of June 30, 2019, we have one VIE, which consists of our interest in WPG L.P. During the six months ended June 30, 2019, we did not provide financial or other support to a previously identified VIE that we were not previously contractually obligated to provide.
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
As of June 30, 2019, our assets consisted of material interests in 108 shopping centers. The consolidated financial statements as of that date reflect the consolidation of 91 wholly owned properties and four additional properties that are less than wholly owned, but which we control or for which we are the primary beneficiary. We account for our interests in the remaining 13 properties, or the joint venture properties, using the equity method of accounting. While we manage the day-to-day operations of the joint venture properties, we do not control the operations as we have determined that our partner or partners have substantive participating rights with respect to the assets and operations of these joint venture properties (see Note 5 - "Investment in Unconsolidated Entities, at Equity" for further details).
We allocate net operating results of WPG L.P. to third parties and to WPG Inc. based on the partners' respective weighted average ownership interests in WPG L.P. Net operating results of WPG L.P. attributable to third parties are reflected in net (loss) income attributable to noncontrolling interests. WPG Inc.'s weighted average ownership interest in WPG L.P. was 84.4% and 84.4% for the six months ended June 30, 2019 and 2018. As of June 30, 2019 and December 31, 2018, WPG Inc.'s ownership interest in WPG L.P. was 84.4% and 84.4%. We adjust the noncontrolling limited partners' interests at the end of each period to reflect their interest in WPG L.P.

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

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

From a lessor perspective, the new guidance remained mostly similar to legacy GAAP as the Company elected the practical expedient to not separate non-lease components from lease components. This election resulted in a change on the Company's consolidated statements of operations and comprehensive (loss) income as the Company no longer presents minimum rents, overage rents, and tenant reimbursements as separate line items because the Company now accounts for these line items as a single combined lease component, rental income, on the basis of the lease component being the predominant component of the contract. As such, non-lease components, including common-area ("CAM") revenues, are now combined with lease components and are recognized on a straight-line basis to the extent the non-lease components are fixed. Additionally, ASU 2016-02 required the Company to recognize a change, after the commencement date, in their assessment of whether the collectibility of an operating lease receivable as probable as an adjustment to rental income rather than as a provision for credit losses. This requirement resulted in a change on the Company's consolidated statements of operations and comprehensive (loss) income as the Company no longer presents provision for credit losses as a separate line item and the adjustment is now recorded as a reduction to rental income. ASU 2016-02 also introduced certain changes to the lease classification rules for lessors. Accordingly, some leases may be classified as sales-type leases in the future. This change is not expected to have a material impact on the Company's financial statements. Finally, ASU 2016-02 disallowed the capitalization of internal leasing costs and legal costs, unless said costs are incremental to obtaining the lease contract, resulting in an increase in the Company's general and administrative expenses. For the three and six months ended June 30, 2018, we capitalized approximately $4.6 million and $8.7 million of internal legal and leasing costs, respectively, that would no longer qualify for capitalization under the new standard. The Company elected to use the practical expedient in transition to not re-evaluate costs that were previously capitalized.
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
Reclassifications
Reclassifications were made to conform prior periods to our presentation of the consolidated statements of operations and comprehensive (loss) income due to the impact of adopting ASU 2016-02. Amounts previously disclosed as minimum rent, tenant reimbursements, and overage rent during the three and six months ended June 30, 2018 are now included in rental income and will no longer be presented as separate line items. Additionally, termination income of $0.3 million and $2.0 million, which was previously disclosed in other income, and provision for credit losses of $0.6 million and $4.0 million, which was previously disclosed as a separate line item during the three and six months ended June 30, 2018, respectively, were also reclassified to rental income to conform with the impact of adopting ASU 2016-02.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

Reconciliation of Cash, Cash Equivalents, and Restricted Cash
The following is a summary of our beginning and ending cash, cash equivalents and restricted cash totals as presented in our statements of cash flows for the six months ended June 30, 2019 and 2018:

	Balance at June 30,		Balance at December 31,
	2019	2018	2018	2017
Cash and cash equivalents	$30,683	$53,987	$42,542	$52,019
Restricted cash	49,593	29,127	18,542	18,182
Total cash, cash equivalents and restricted cash	$80,276	$83,114	$61,084	$70,201

Restricted cash primarily relates to cash held in escrow for payment of real estate taxes and property reserves for maintenance, expansion or leasehold improvements as required by our mortgage loans. Restricted cash is included in "Deferred costs and other assets" in the accompanying balance sheets as of June 30, 2019 and December 31, 2018.

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

Intangibles of $10.3 million, which relate primarily to above-market leases and lease in place values, are included in “Deferred costs and other assets” as of the respective acquisition dates. The initial weighted average useful life of the intangible assets was 11.5 years. Intangibles of $4.9 million, which relate primarily to below-market leases, are included in “Accounts payable, accrued expense, intangibles, and deferred revenue” as of the respective acquisition dates. The initial weighted average useful life of the intangible liabilities was 9.6 years. We capitalized $0.6 million of transaction costs as the transactions were accounted for as asset acquisitions.
2019 Dispositions
We completed the sale of various tranches of restaurant outparcels to FCPT Acquisitions, LLC ("Four Corners") pursuant to the purchase and sale agreement executed on September 20, 2017 between the Company and Four Corners. The following table summarizes the key terms of each tranche sold during the three and six months ended June 30, 2019:

Tranche	Sales Date	Parcels Sold	Purchase Price	Sales Proceeds
Tranche 6	January 18, 2019	8	$9,435	$9,364
Tranche 7	February 11, 2019	1	2,766	2,720
Tranche 8	April 3, 2019	1	2,048	2,016
Tranche 9	June 28, 2019	3	3,050	3,031
		13	$17,299	$17,131

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

The Company expects to close on most of the approximately $20.0 million of remaining outparcels during 2019, subject to due diligence and closing conditions. Additionally, during the three and six months ended June 30, 2019, the Company sold certain undeveloped land parcels for an aggregate purchase price of $3.6 million, receiving net proceeds of $3.4 million. The net proceeds from the disposition activities were generally used to fund ongoing redevelopment efforts and for general corporate purposes.
In connection with the 2019 disposition activities, the Company recorded gains of $6.2 million and $16.2 million for the three and six months ended June 30, 2019, respectively, which are included in gain on disposition of interests in properties, net in the accompanying consolidated statements of operations and comprehensive (loss) income.
2018 Dispositions
The following table summarizes the key terms of each tranche sold to Four Corners during the three and six months ended June 30, 2018:

Tranche	Sales Date	Parcels Sold	Purchase Price	Sales Proceeds
Tranche 1	January 12, 2018	10	$13,692	$13,506
Tranche 2	June 29, 2018	5	9,503	9,423
		15	$23,195	$22,929

The net proceeds were used to fund a portion of the acquisition of the Sears parcels on April 11, 2018, as discussed above, to fund ongoing redevelopment efforts and for general corporate purposes. In connection with the 2018 disposition activities, the Company recorded net gains of $8.1 million and $16.2 million and for the three and six months ended June 30, 2018, respectively, which is included in gain on disposition of interests in properties, net in the accompanying consolidated statements of operations and comprehensive (loss) income.

5.	Investment in Unconsolidated Entities, at Equity
The Company's investment activity in unconsolidated real estate entities during the six months ended June 30, 2019 and June 30, 2018 consisted of investments in the following material joint ventures:

•	The O'Connor Joint Venture I
This investment consists of a 51% noncontrolling interest held by the Company in a portfolio of five enclosed retail properties and related outparcels, consisting of the following: The Mall at Johnson City located in Johnson City, Tennessee; Pearlridge Center located in Aiea, Hawaii; Polaris Fashion Place; Scottsdale Quarter® located in Scottsdale, Arizona; and Town Center Plaza (which consists of Town Center Plaza and the adjacent Town Center Crossing) located in Leawood, Kansas. We retain management, leasing, and development responsibilities for the O'Connor Joint Venture I.
On April 11, 2018, the O'Connor Joint Venture I closed on the acquisition of the Sears department store located at Polaris Fashion Place in connection with our acquisition of additional Sears department stores (see Note 4 - "Investment in Real Estate").

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

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

Individual agreements specify which services the Company is to provide to each joint venture. The Company, through its affiliates, provides management, development, construction, marketing, leasing and legal services for a fee to the joint ventures as noted above. We recorded fee income of $2.7 million and $5.4 million for the three and six months ended June 30, 2019, respectively, and $2.1 million and $4.5 million for the three and six months ended June 30, 2018, respectively, which are included in other income in the accompanying consolidated statements of operations and comprehensive (loss) income. Advances to the joint ventures totaled $2.1 million and $5.3 million as of June 30, 2019 and December 31, 2018, respectively, which are included in investment in and advances to unconsolidated entities, at equity in the accompanying consolidated balance sheets. Management deems this balance to be collectible and anticipates repayment within one year.
The following table presents the combined balance sheets for the O'Connor Joint Venture I, O'Connor Joint Venture II, the Seminole Joint Venture, and an indirect 12.5% ownership interest in certain other real estate as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Assets:
Investment properties at cost, net	$1,943,188	$1,964,699
Construction in progress	17,568	21,019
Cash and cash equivalents	35,873	43,169
Tenant receivables and accrued revenue, net	30,413	31,661
Deferred costs and other assets (1)	308,884	147,481
Total assets	$2,335,926	$2,208,029
Liabilities and Members’ Equity:
Mortgage notes payable	$1,287,874	$1,292,801
Accounts payable, accrued expenses, intangibles, and deferred revenues(2)	289,069	137,073
Total liabilities	1,576,943	1,429,874
Members’ equity	758,983	778,155
Total liabilities and members’ equity	$2,335,926	$2,208,029
Our share of members’ equity, net	$387,392	$396,229

Our share of members’ equity, net	$387,392	$396,229
Advances and excess investment	18,844	21,557
Net investment in and advances to unconsolidated entities, at equity(3)	$406,236	$417,786

(1)
Includes value of acquired in-place leases and acquired above-market leases with a net book value of $84,847 and $91,609 as of June 30, 2019 and December 31, 2018, respectively. Additionally, includes ROU assets of $172,819 related to ground leases for which our joint ventures are the lessees as of June 30, 2019.

(2)
Includes the net book value of below market leases of $50,983 and $57,392 as of June 30, 2019 and December 31, 2018, respectively. Additionally, includes lease liabilities of $172,819 related to ground leases for which our joint ventures are the lessees as of June 30, 2019.

(3)
Includes $421,657 and $433,207 of investment in and advances to unconsolidated entities, at equity as of June 30, 2019 and December 31, 2018, respectively, and $15,421 of cash distributions and losses in unconsolidated entities, at equity as of June 30, 2019 and December 31, 2018.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

The following table presents the combined statements of operations for the O'Connor Joint Venture I, the O'Connor Joint Venture II, the Seminole Joint Venture, and an indirect 12.5% ownership interest in certain other real estate for the three and six months ended June 30, 2019 and 2018:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Total revenues	$63,617	$63,735	$129,639	$129,111
Operating expenses	26,995	26,932	53,823	52,274
Depreciation and amortization	25,579	24,364	51,336	47,825
Operating income	11,043	12,439	24,480	29,012
Loss on sale of interests in properties	(1,289)	—	(1,289)	—
Interest expense, taxes, and other, net	(12,918)	(12,949)	(25,983)	(25,988)
Net (loss) income of the Company's unconsolidated real estate entities	$(3,164)	$(510)	$(2,792)	$3,024

Our share of (loss) income from the Company's unconsolidated real estate entities	$(1,713)	$(895)	$(1,761)	$267

6.	Indebtedness
Mortgage Debt
Total mortgage indebtedness at June 30, 2019 and December 31, 2018 was as follows:

	June 30, 2019	December 31, 2018
Face amount of mortgage loans	$1,151,630	$980,276
Fair value adjustments, net	4,614	5,764
Debt issuance cost, net	(4,126)	(2,771)
Carrying value of mortgage loans	$1,152,118	$983,269

A roll forward of mortgage indebtedness from December 31, 2018 to June 30, 2019 is summarized as follows:

Balance at December 31, 2018	$983,269
Debt borrowings, net of issuance costs	178,095
Debt amortization payments	(8,646)
Amortization of fair value and other adjustments	(1,150)
Amortization of debt issuance costs	550
Balance at June 30, 2019	$1,152,118

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
During the six months ended June 30, 2019, the Company exercised the first of two options to extend the maturity of the $52.0 million mortgage note payable on Town Center at Aurora for one year. The extended maturity date is April 1, 2020, subject to a one-year extension available at our option subject to compliance with the terms of the underlying loan agreement and payment of customary extension fees. Pursuant to the terms of the extension option, the Company entered into a derivative swap agreement to fix the interest rate of the note payable at one-month LIBOR plus 2.27% per annum through both extension periods. At June 30, 2019, the interest rate on the note payable was 4.67%.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

Unsecured Debt
During the six months ended June 30, 2019, Fitch Ratings, Moody's Investor Service, and S&P Global Ratings lowered their credit rating on WPG L.P.'s unsecured long-term indebtedness, which increased interest rates on our Facility, December 2015 Term Loan, and Senior Notes due 2024 (see below definitions to these for capitalized terms). Due to the downgrade and based upon current leverage levels, as of June 30, 2019, our Revolver bears interest at LIBOR plus 1.80% (an increase of 55 basis points), our Term Loan bears interest at LIBOR plus 2.10% (an increase of 55 basis points), and our December 2015 Term Loan bears interest at LIBOR plus 2.35% (an increase of 55 basis points). Our Senior Notes due 2024 will bear interest at 6.450%, effective August 15, 2019 (an increase of 50 basis points).
The following table identifies our total unsecured debt outstanding at June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Notes payable:
Face amount - the Exchange Notes(1)	$250,000	$250,000
Face amount - Senior Notes due 2024(2)	750,000	750,000
Debt discount, net	(8,944)	(9,680)
Debt issuance costs, net	(6,664)	(7,623)
Total carrying value of notes payable	$984,392	$982,697

Unsecured term loans:(7)
Face amount - Term Loan(3)(4)	$350,000	$350,000
Face amount - December 2015 Term Loan(5)	340,000	340,000
Debt issuance costs, net	(3,924)	(4,491)
Total carrying value of unsecured term loans	$686,076	$685,509

Revolving credit facility:(3)(6)
Face amount	$222,000	$290,000
Debt issuance costs, net	(3,427)	(3,998)
Total carrying value of revolving credit facility	$218,573	$286,002
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
(4) The Term Loan bears interest at one-month LIBOR plus 2.10% per annum and will mature on December 30, 2022. We have interest rate swap agreements totaling $250.0 million, which effectively fix the interest rate on a portion of the Term Loan at 4.86% through June 30, 2021. At June 30, 2019, the applicable interest rate on the unhedged portion of the Term Loan was one-month LIBOR plus 2.10% or 4.50%.
(5) The December 2015 Term Loan bears interest at one-month LIBOR plus 2.35% per annum and will mature on January 10, 2023. We have interest rate swap agreements totaling $340.0 million which effectively fix the interest rate at 4.06% per annum through maturity.
(6) The Revolver provides borrowings on a revolving basis up to $650.0 million, bears interest at one-month LIBOR plus 1.80%, and will initially mature on December 30, 2021, subject to two six month extensions available at our option subject to compliance with terms of the Facility and payment of a customary extension fee. At June 30, 2019, we had an aggregate available borrowing capacity of $427.8 million under the Revolver, net of $0.2 million reserved for outstanding letters of credit. At June 30, 2019, the applicable interest rate on the Revolver was one-month LIBOR plus 1.80% or 4.20%. The interest rate on the Revolver may vary in the future based upon the Company's credit rating and leveraged levels.
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

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

Covenants
Our unsecured debt agreements contain financial and other covenants. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender including adjustments to the applicable interest rate. As of June 30, 2019, management believes the Company is in compliance with all covenants of its unsecured debt.
The total balance of mortgages was approximately $1.2 billion as of June 30, 2019. At June 30, 2019, certain of our consolidated subsidiaries were the borrowers under 22 non-recourse loans and two full-recourse loans secured by mortgages encumbering 27 properties, including one separate pool of cross-defaulted and cross-collateralized mortgages encumbering a total of four properties. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt instruments contain financial and other non-financial covenants which are specific to the properties which serve as collateral for that debt. If the borrower fails to comply with these covenants, the lender could accelerate the debt and enforce its right against their collateral. Our existing non-recourse mortgage loans generally prohibit our subsidiaries that are borrowers thereunder from incurring additional indebtedness, subject to certain customary and limited exceptions. In addition, certain of these instruments limit the ability of the applicable borrower's parent entity from incurring mezzanine indebtedness unless certain conditions are satisfied, including compliance with maximum loan to value ratio and minimum debt service coverage ratio tests. Further, under certain of these existing agreements, if certain cash flow levels in respect of the applicable mortgaged property (as described in the applicable agreement) are not maintained for at least two consecutive quarters, the lender could accelerate the debt and enforce its right against its collateral.
On November 19, 2018, we received a notice of default letter, dated November 15, 2018, from the special servicer to the borrower, a consolidated subsidiary of WPG L.P., concerning the $49.8 million mortgage loan secured by West Ridge Mall and West Ridge Plaza, located in Topeka, Kansas (collectively known as "West Ridge"). The notice was issued by the special servicer because the borrower did not make certain reserve repayments or deposits as required by the loan agreement for the aforementioned loan. On May 9, 2019, we received notification that a receiver had been appointed to manage and lease West Ridge. An affiliate of the Company still holds title to the property.
On April 11, 2018, we received a notice of default letter, dated April 6, 2018, from the special servicer to the borrower, a consolidated subsidiary of WPG L.P., concerning the $45.2 million mortgage loan secured by Towne West Square, located in Wichita, Kansas. The notice was issued by the special servicer because the borrower did not make certain reserve payments or deposits as required by the loan agreement for the aforementioned loan. On July 1, 2019, an affiliate of the Company transitioned the property to the lender (see Note 12 - "Subsequent Events").
At June 30, 2019, management believes the applicable borrowers under our other non-recourse mortgage loans were in compliance with all covenants where non-compliance could individually, or giving effect to applicable cross-default provisions in the aggregate, have a material adverse effect on our financial condition, results of operations or cash flows. The Company has assessed each of the defaulted properties for impairment indicators and have concluded no impairment charges were warranted as of June 30, 2019.
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

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

The book value and fair value of these financial instruments and the related discount rate assumptions as of June 30, 2019 and December 31, 2018 are summarized as follows:

	June 30, 2019	December 31, 2018
Book value of fixed-rate mortgages(1)	$1,086,630	$915,276
Fair value of fixed-rate mortgages	$1,109,770	$928,129
Weighted average discount rates assumed in calculation of fair value for fixed-rate mortgages	4.41%	4.57%

Book value of fixed-rate unsecured debt(1)	$1,590,000	$1,590,000
Fair value of fixed-rate unsecured debt	$1,538,812	$1,485,672
Weighted average discount rates assumed in calculation of fair value for fixed-rate unsecured debt	5.52%	5.62%
(1) Excludes debt issuance costs and applicable debt discounts.

7.	Derivative Financial Instruments
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
Amounts reported in AOCI relate to derivatives that will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt. Realized gains or losses on settled derivative instruments included in AOCI are recognized as an adjustment to income over the term of the hedged debt transaction. During the next twelve months, the Company estimates that an additional $1.9 million will be reclassified as an increase to interest expense.
On March 29, 2019, the Company entered into one two-year swap, totaling $52.0 million with an effective date of April 1, 2019, pursuant to the terms of the extension option executed on the mortgage note payable loan at Town Center at Aurora. As of June 30, 2019, the Company had 11 outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk with a current notional value of $641.8 million.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the consolidated balance sheets as of June 30, 2019 and December 31, 2018:

Derivatives designated as hedging instruments:		Balance Sheet Location	June 30, 2019	December 31, 2018
Interest rate products	Asset derivatives	Deferred costs and other assets	$—	$9,306
Interest rate products	Liability derivatives	Accounts payable, accrued expenses, intangibles, and deferred revenue	$7,144	$1,913

The asset derivative instruments were reported at their fair value of $0 and $9,306 in deferred costs and other assets at June 30, 2019 and December 31, 2018, respectively, with a corresponding adjustment to OCI for the unrealized gains and losses (net of noncontrolling interest allocation). The liability derivative instruments were reported at their fair value of $7,144 and $1,913 at June 30, 2019 and December 31, 2018, respectively, with a corresponding adjustment to OCL for the unrealized gains and losses (net of noncontrolling interest allocation). Over time, the unrealized gains and losses held in AOCI will be reclassified to earnings. This reclassification will correlate with the recognition of the hedged interest payments in earnings.
The table below presents the effect of the Company's derivative financial instruments on the consolidated statements of comprehensive (loss) income for the three and six months ended June 30, 2019 and 2018:

Derivatives in Cash Flow Hedging Relationships (Interest rate products)	Location of Gain or Loss Recognized in Income on Derivatives	For the Three Months Ended June 30,		For the Six Months Ended June 30,
		2019	2018	2019	2018
Amount of (Loss) or Gain Recognized in OCI on Derivative	Interest expense	$(8,955)	$1,850	$(13,520)	$7,847

Amount of Gain Reclassified from AOCI into Income	Interest expense	$(530)	$(1,248)	$(1,075)	$(2,028)
The table below presents the effect of the Company's derivative financial instruments on the consolidated statements of operations for the three and six months ended June 30, 2019 and 2018:

Effect of Cash Flow Hedges on Consolidated Statements of Operations	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Total interest expense presented in the consolidated statements of operations in which the effects of cash flow hedges are recorded	$(39,143)	$(34,701)	$(75,973)	$(69,045)

Amount of gain reclassified from accumulated other comprehensive income into interest expense	$(530)	$(1,248)	$(1,075)	$(2,028)

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
As of June 30, 2019, the fair value of the derivatives in a net liability position, plus accrued interest but excluding any adjustment for nonperformance risk, related to these agreements was $7,144. As of June 30, 2019, the Company has not posted any collateral related to these agreements. The Company is not in default with any of these provisions as of June 30, 2019. If the Company had breached any of these provisions at June 30, 2019, it would have been required to settle its obligation under these agreements at their termination value of $7,144.

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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2019 and December 31, 2018, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
The tables below presents the Company’s net assets and liabilities measured at fair value as of June 30, 2019 and December 31, 2018 aggregated by the level in the fair value hierarchy within which those measurements fall:

	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2019
Derivative instruments, net	$—	$(7,144)	$—	$(7,144)

	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2018
Derivative instruments, net	$—	$7,393	$—	$7,393

8.	Rental Income
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
The following table summarizes our rental income for the three and six months ended June 30, 2019 and 2018:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Operating lease payments, fixed	$138,173	$152,154	$282,349	$306,132
Operating lease payments, variable	16,397	16,903	34,459	34,880
Amortization of straight-line rent, inducements, and rent abatements	1,163	921	2,272	1,681
Net amortization/accretion of above and below-market leases	1,544	1,076	4,450	4,124
Change in estimate of collectibility of rental income	(1,047)	(611)	(4,027)	(3,957)
Total rental income	$156,230	$170,443	$319,503	$342,860

Future payments to be received under non-cancelable operating leases for each of the next five years and thereafter, excluding variable payments of tenant reimbursements, percentage or overage rents, and lease termination payments as of June 30, 2019 are as follows:

2019 (July - December)	$267,470
2020	432,521
2021	355,883
2022	296,456
2023	238,734
Thereafter	747,476
$2,338,540

9.	Equity
Exchange Rights
Subject to the terms of the limited partnership agreement of WPG L.P., limited partners in WPG L.P. have, at their option, the right to exchange all or any portion of their units for shares of WPG Inc. common stock on a one‑for‑one basis or cash, as determined by WPG Inc. Therefore, the common units held by limited partners are considered by WPG Inc. to be share equivalents and classified as noncontrolling interests within permanent equity, and classified by WPG L.P. as permanent equity. The amount of cash to be paid if the exchange right is exercised and the cash option is selected will be based on the market value of WPG Inc.'s common stock as determined pursuant to the terms of the WPG L.P. Partnership Agreement. At June 30, 2019, WPG Inc. had reserved 34,752,111 shares of common stock for possible issuance upon the exchange of units held by limited partners.
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

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

Stock Based Compensation
On May 28, 2014, the WPG Inc. Board of Directors (the "Board") adopted the Washington Prime Group, L.P. 2014 Stock Incentive Plan (the "2014 Plan"), which permitted the Company to grant awards to current and prospective directors, officers, employees and consultants of the Company or any affiliate. An aggregate of 10,000,000 shares of common stock were reserved for issuance, with a maximum number of awards to be granted to a participant in any calendar year of 500,000 shares/units. On May 16, 2019, the common shareholders of WPG Inc. approved the Washington Prime Group, L.P. 2019 Stock Incentive Plan (the "2019 Plan"), which replaced the 2014 Plan. The Board and its Compensation Committee (the "Committee") previously approved and adopted the 2019 Plan, subject to WPG Inc. common shareholder approval, during the Board and Committee's regular meetings in February 2019. An aggregate of 7,290,000 shares of common stock are reserved for issuance, excluding carryover shares from the 2014 Plan. Awards may be in the form of stock options, stock appreciation rights, restricted stock, restricted stock units ("RSUs") or other stock-based awards in WPG Inc., long term incentive units ("LTIP units" or "LTIPs") or performance units ("Performance LTIP Units") in WPG L.P. The 2019 Plan terminates on May 16, 2029.
The following is a summary by type of the awards that the Company issued during the six months ended June 30, 2019 and June 30, 2018 under the 2014 Plan and 2019 Plan.
Annual Long-Term Incentive Awards
During the six months ended June 30, 2019 and 2018, the Company approved the terms and conditions of the 2019 and 2018 annual awards (the "2019 Annual Long-Term Incentive Awards" and "2018 Long-Term Incentive Awards," respectively) for certain executive officers and employees of the Company. Under the terms of the awards program, each participant is provided the opportunity to receive (i) time-based RSUs and (ii) performance-based stock units ("PSUs"). RSUs represent a contingent right to receive one WPG Inc. common share for each vested RSU. RSUs will vest in one-third installments on each annual anniversary of the respective Grant Date (as referenced below), subject to the participant's continued employment with the Company through each vesting date and the participant's continued compliance with certain applicable covenants. During the service period, dividend equivalents will be paid with respect to the RSUs corresponding to the amount of any dividends paid by the Company to the Company's common shareholders for the applicable dividend payment dates. Compensation expense is recognized on a straight-line basis over the three year vesting term. Actual PSUs earned may range from 0%-150% of the PSUs allocated to the award recipient, based on the Company's total shareholder return ("TSR") compared to a peer group based on companies with similar assets and revenue over a three-year performance period that commenced on the respective Grant Date (as referenced below).
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

WPG Restricted Stock Units
During the six months ended June 30, 2019 and 2018, the Company awarded 331,792 RSUs, with a grant date fair value of $1.5 million, and 225,440 RSUs, with a grant-date fair value of $1.5 million, respectively, to certain employees and non-employee members of the Board. The RSUs are service-based awards and the related fair value is expensed over the applicable service periods, except in instances that result in accelerated vesting due to severance arrangements or retirement of Board members.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

Stock Options
During the six months ended June 30, 2019, no stock options were granted to employees, 391 stock options were exercised by employees and 52,152 stock options were canceled, forfeited or expired. As of June 30, 2019, there were 627,198 stock options outstanding.
During the six months ended June 30, 2018, no stock options were granted to employees, no stock options were exercised by employees and 108,081 stock options were canceled, forfeited or expired.
Share Award Related Compensation Expense
During the three and six months ended June 30, 2019, the Company recorded compensation expense pertaining to the awards granted of $2.0 million and $3.8 million, respectively, in general and administrative and property operating expense within the consolidated statements of operations and comprehensive (loss) income. During the three and six months ended June 30, 2018, the Company recorded compensation expense pertaining to the awards granted of $2.5 million and $4.3 million, respectively, in general and administrative and property operating expense within the consolidated statements of operations and comprehensive (loss) income. In certain instances, employment agreements and stock compensation programs provide for accelerated vesting when executives are terminated without cause. Additionally, the Committee may, in its discretion, accelerate the vesting for retiring Board members.
Distributions
During the three and six months ended June 30, 2019 and 2018, the Board declared common share/unit dividends of $0.25 and $0.50 per common share/unit, respectively.

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
Lease Commitments
As of June 30, 2019, a total of four consolidated properties are subject to ground leases. The termination dates of these ground leases range from 2026 to 2076. These ground leases generally require us to make fixed annual rental payments, or a fixed annual rental plus a percentage rent component based upon the revenues or total sales of the property. Some of these leases also include escalation clauses and renewal options. For the three and six months ended June 30, 2019, we incurred ground lease expense of $195 and $398, respectively, of which $5 and $10 related to straight-line rent expense, respectively, which is included in ground rent in the accompanying consolidated statements of operations and comprehensive (loss) income. For the three and six months ended June 30, 2018, we incurred ground lease expense of $198 and $395, respectively, of which $12 and $25 related to straight-line rent expense, respectively. Additionally, the Company has two material office leases and one material garage lease. The termination dates of these leases range from 2023 to 2026. These leases generally require us to make fixed annual rental payments, plus our share of CAM expense and real estate taxes and insurance. For the three and six months ended June 30, 2019, we incurred lease expense of $663 and $1,294, respectively, which is included in general and administrative expenses in the accompanying consolidated statements of operations and comprehensive (loss) income. For the three and six months ended June 30, 2018, we incurred lease expense of $576 and $1,409, respectively. On January 1, 2019, we recorded a lease liability and corresponding ROU asset of approximately $14.4 million. The weighted average remaining lease term for our consolidated operating leases was 18.5 years and the weighted average discount rate for determining the lease liabilities was 8.7% at January 1, 2019. The discount rates utilized in calculating the lease liabilities represents our estimate of the Company's incremental borrowing rate over the terms that correspond to the leases.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

Future minimum lease payments due under these leases for each of the next five years and thereafter, excluding applicable extension options, as of June 30, 2019 are as follows:

2019	$1,016
2020	2,049
2021	2,069
2022	2,099
2023	1,427
Thereafter	21,377
Total lease payments	30,037
Less: Discount	16,374
Present value of lease liabilities	$13,663

The weighted average remaining lease term for our consolidated operating leases was 18.8 years and the weighted average discount rate for determining the lease liabilities was 8.7% at June 30, 2019. We had no financing leases as of June 30, 2019.

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
The following table sets forth the computation of WPG Inc.'s basic and diluted (loss) earnings per common share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
(Loss) Earnings Per Common Share, Basic:
Net (loss) income attributable to common shareholders - basic	$(17,262)	$10,086	$(22,437)	$24,102
Weighted average shares outstanding - basic	188,486,685	187,781,293	188,285,604	187,546,821
(Loss) Earnings per common share, basic	$(0.09)	$0.05	$(0.12)	$0.13

(Loss) Earnings Per Common Share, Diluted:
Net (loss) income attributable to common shareholders - basic	$(17,262)	$10,086	$(22,437)	$24,102
Net (loss) income attributable to limited partner unitholders	(3,186)	1,865	(4,142)	4,466
Net (loss) income attributable to common shareholders - diluted	$(20,448)	$11,951	$(26,579)	$28,568
Weighted average common shares outstanding - basic	188,486,685	187,781,293	188,285,604	187,546,821
Weighted average operating partnership units outstanding	34,752,540	34,707,251	34,741,867	34,693,730
Weighted average additional dilutive securities outstanding	—	1,397,289	—	1,412,680
Weighted average common shares outstanding - diluted	223,239,225	223,885,833	223,027,471	223,653,231
(Loss) Earnings per common share, diluted	$(0.09)	$0.05	$(0.12)	$0.13

For the three and six months ended June 30, 2019 and 2018, additional potentially dilutive securities include contingently-issuable outstanding stock options and performance based components of annual awards. For the three and six months ended June 30, 2019, the potential dilutive effect of 627,198 contingently-issuable outstanding stock options and 1,269,427 performance based components of annual awards were excluded as their inclusion would be anti-dilutive. We accrue distributions when they are declared.

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
The following table sets forth the computation of WPG L.P.'s basic and diluted (loss) earnings per common unit:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
(Loss) Earnings Per Common Unit, Basic & Diluted:
Net (loss) income attributable to common unitholders - basic and diluted	$(20,448)	$11,951	$(26,579)	$28,568
Weighted average common units outstanding - basic	223,239,225	222,488,544	223,027,471	222,240,551
Weighted average additional dilutive securities outstanding	—	1,397,289	—	1,412,680
Weighted average units outstanding - diluted	223,239,225	223,885,833	223,027,471	223,653,231
(Loss) Earnings per common unit, basic & diluted	$(0.09)	$0.05	$(0.12)	$0.13

For the three and six months ended June 30, 2019 and 2018, additional potentially dilutive securities include contingently-issuable units related to WPG Inc.'s outstanding stock options and WPG Inc.'s performance based components of annual awards. For the three and six months ended June 30, 2019, the potential dilutive effect of 627,198 contingently-issuable outstanding stock options and 1,269,427 performance based components of annual awards were excluded as their inclusion would be anti-dilutive. We accrue distributions when they are declared.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

12.	Subsequent Events
On July 1, 2019, an affiliate of WPG Inc. transferred title of Towne West Square to the mortgage lender pursuant to the terms of a deed-in-lieu of foreclosure agreement entered into by the WPG Inc.'s affiliate and the mortgage lender concerning the $45.2 million mortgage loan. The Company will record a gain between $35.0 million and $40.0 million related to this debt extinguishment during the third quarter of 2019.
On July 23, 2019, the Company executed a separate purchase and sale agreement with Four Corners to sell the fee interest or leasehold interest in 20 additional outparcels for a purchase price of approximately $37.8 million. The Company expects to close on the majority of these parcels in 2020, subject to due diligence and closing conditions.
On July 24, 2019, the Company signed a definitive agreement for the sale and leaseback of four assets (collectively, the "Properties"). The Properties are: Edison Mall, located in Fort Myers, Florida; Great Lakes Mall, located in Mentor, Ohio; Irving Mall, located in Irving, Texas; and Jefferson Valley Mall, located in Yorktown Heights, New York. Under the agreement, a joint venture between Perennial Investments & Advisors, LLC and Kawa Capital Partners, institutional fee investors, will acquire a fee interest in the land at the Properties for a price of approximately $98.9 million. Concurrently, the Company will enter into a new 99-year master ground lease for the leasehold interest at the Properties. The Company will continue to own a fee interest in the improvements through the term of the aforementioned master ground lease and continue to manage, lease and develop the Properties and maintain full control over the leasehold interest in the land and fee interest in the improvements at the respective Properties. The master ground lease includes fixed annual payments to the ground lessor at an initial annualized rate of 7.4% and contains annual rent escalators over the term. The agreement includes an option for the Company to repurchase the fee interest in the land at a fixed price in year 30 of the master ground lease. For accounting purposes, the repurchase option will preclude the Company from meeting the criteria for sales recognition. As such, the proceeds received will be accounted for as a financial liability during the term of the option.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in this report.
Overview - Basis of Presentation
Washington Prime Group Inc. (“WPG Inc.”) is an Indiana corporation that operates as a fully integrated, self‑administered and self‑managed real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended (the "Code"). WPG Inc. will generally qualify as a REIT for U.S. federal income tax purposes as long as it continues to distribute at least 90% of its REIT taxable income and satisfy certain other requirements. WPG Inc. will generally be allowed a deduction against its U.S. federal income tax liability for dividends paid by it to REIT shareholders, thereby reducing or eliminating any corporate level taxation to WPG Inc. Washington Prime Group, L.P. (“WPG L.P.”) is WPG Inc.'s majority‑owned limited partnership subsidiary that owns, develops and manages, through its affiliates, all of WPG Inc.'s real estate properties and other assets. WPG Inc. is the sole general partner of WPG L.P. As of June 30, 2019, our assets consisted of material interests in 108 shopping centers in the United States, consisting of open air properties and enclosed retail properties, comprised of approximately 56 million square feet of managed gross leasable area.
Unless the context otherwise requires, references to "WPG," the "Company," “we,” “us” and “our” refer to WPG Inc., WPG L.P. and entities in which WPG Inc. or WPG L.P. (or any affiliate) has a material ownership or financial interest, on a consolidated basis.
The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The consolidated balance sheets as of June 30, 2019 and December 31, 2018 include the accounts of WPG Inc. and WPG L.P., as well as their majority owned and controlled subsidiaries. The consolidated statements of operations include the consolidated accounts of the Company. All intercompany transactions have been eliminated in consolidation. In the opinion of management, the consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods presented. The Company believes that the disclosures made are adequate to prevent the information presented from being misleading.
Severance
On February 5, 2019, the Company's Executive Vice President, Head of Open Air Centers was terminated without cause from his position and received severance payments and other benefits pursuant to the terms and conditions of his employment agreement. In addition, the Company terminated, without cause, additional non-executive personnel in the Property Management department as part of an effort to reduce overhead costs. In connection with and as part of the aforementioned management changes, the Company recorded aggregate severance charges of $1.9 million, including $0.1 million of non-cash stock compensation in the form of accelerated vesting of equity incentive awards, which costs are included in general and administrative expense in the consolidated statements of operations and comprehensive (loss) income for the six months ended June 30, 2019.
On March 18, 2019, the Company's Executive Vice President, Development notified the Company of his resignation. The effective date of his resignation was March 28, 2019. There were no severance payments or accelerated vesting of stock compensation benefits in connection with this separation.
Impact of the Adoption of the New Lease Accounting Standard
On January 1, 2019, we adopted Accounting Standards Update ("ASU") 2016-02, "Leases (Topic 842)." This new guidance, including related ASUs that were subsequently issued, required us to recognize a lease liability and right of use ("ROU") asset, measured as the present value of lease payments, for both operating and financing leases with a term greater than 12 months under which we were the lessee. Upon adoption, we recognized a lease liability and corresponding ROU asset of approximately $14.4 million for the four material ground leases, two material office leases, and one material garage lease with a term of more than 12 months. We elected to use the "package of practical expedients," which allowed us not to reassess under the new standard prior conclusions about lease identification, lease classification, and initial direct costs.
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
Perennial Sale Leaseback
On July 24, 2019, the Company signed a definitive agreement for the sale and leaseback of four Tier One assets (collectively the "Properties"). The Properties are: Edison Mall, located in Fort Myers, Florida; Great Lakes Mall, located in Mentor, Ohio; Irving Mall, located in Irving, Texas; and Jefferson Valley Mall, located in Yorktown Heights, New York. Under the agreement, a joint venture between Perennial Investments & Advisors, LLC and Kawa Capital Partners, institutional fee investors, will acquire a fee interest in the land at the Properties for a price of approximately $98.9 million. Concurrently, the Company will enter into a new 99-year master ground lease for the leasehold interest at the Properties. The Company will continue to own a fee interest in the improvements through the term of the aforementioned master ground lease and continue to manage, lease and develop the Properties and maintain full control over the leasehold interest in the land and fee interest in the improvements at the respective Properties. The master ground lease includes fixed annual payments to the ground lessor at an initial annualized rate of 7.4% and contains annual rent escalators over the term. The agreement includes an option for the Company to repurchase the fee interest in the land at a fixed price in year 30 of the master ground lease. For accounting purposes, the repurchase option will preclude the Company from meeting the criteria for sales recognition. As such, the proceeds received will be accounted for as a financial liability during the term of the option.
Four Corners Outparcel Sales
We completed the sale of various tranches of restaurant outparcels to FCPT Acquisitions, LLC ("Four Corners") pursuant to the purchase and sale agreement executed on September 20, 2017 between the Company and Four Corners. The following table summarizes the key terms of each tranche sold during the three and six months ended June 30, 2019 (dollars in thousands):

Tranche	Sales Date	Parcels Sold	Purchase Price	Sales Proceeds
Tranche 6	January 18, 2019	8	$9,435	$9,364
Tranche 7	February 11, 2019	1	2,766	2,720
Tranche 8	April 3, 2019	1	2,048	2,016
Tranche 9	June 28, 2019	3	3,050	3,031
		13	$17,299	$17,131
The net proceeds were generally used to fund ongoing redevelopment efforts and for general corporate purposes. The Company expects to close on most of the approximately $20.0 million of remaining outparcels in 2019, subject to due diligence and closing conditions. Additionally on July 23, 2019, the Company executed a separate purchase and sale agreement with Four Corners to sell the fee interest or leasehold interest in 20 additional outparcels for a purchase price of approximately $37.8 million. The Company expects to close on the majority of these parcels in 2020, subject to due diligence and closing conditions.
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
Portfolio Data
The portfolio data discussed in this overview includes key operating statistics for the Company including ending occupancy, average base minimum rent per square foot and comparable NOI for the core properties owned and managed at June 30, 2019. The Company generates approximately 93% of the NOI from our Tier 1 and open air properties. As these properties are core to our future growth and receive the majority of our capital allocation, we disclose our operating metrics for this portion of our portfolio and exclude our five noncore properties as well as our ten Tier 2 properties. Refer to Item 7 of Part II of the 2018 Form 10-K for our property listing.
When excluding the impact of bankruptcies, store closings, and co-tenancy impact primarily related to the bankruptcies Bon-Ton Stores, Inc., Sears, and Toys R' Us (the "Anchor Store Impact") and additional 2019 bankruptcies, which include Charlotte Russe, Gymboree, and Payless Shoesource, business fundamentals in our core portfolio for the second quarter of 2019 were generally stable compared to 2018. Ending occupancy for the Tier 1 and open air properties was 92.5% as of June 30, 2019, as compared to 93.7% as of June 30, 2018. Average base minimum rent per square foot for the core portfolio decreased 1.6% when comparing June 30, 2019 to June 30, 2018. Comparable NOI for the Tier 1 and open air properties decreased 6.8% in the second quarter of 2019 compared to the second quarter of 2018. The Tier 1 properties had a decrease in comparable NOI of 9.4%, and the open air properties had an increase in comparable NOI of 0.1% in the second quarter of 2019. This quarterly drop in NOI of $8.0 million for the Tier 1 and open air properties relate to lost revenue of $5.1 million from the Anchor Store Impact and an additional $1.8 million from the 2019 bankruptcies as noted above. The remaining decline of $1.1 million relates primarily to other income in the second quarter of 2018 that did not recur in the second quarter of 2019 at one of our Tier 1 properties.
The following table sets forth key operating statistics for the combined portfolio of the Tier 1 and open air properties:

	June 30, 2019	June 30, 2018	% Change
Ending occupancy(1)	92.5%	93.7%	(1.2)%
Average base minimum rent per square foot(2)	$21.50	$21.84	(1.6)%

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
Current Leasing Activities
During the six months ended June 30, 2019, we signed new leases and renewal leases with terms in excess of a year (excluding enclosed retail property anchors, majors, offices, and in-line spaces in excess of 10,000 square feet) across the Tier 1 and open air portfolio, comprising approximately 1,003,100 square feet, an increase of 10% from the prior year. The average annual initial base minimum rent for new leases was $24.06 per square foot ("psf") and for renewed leases was $30.51 psf. For these leases, the average for tenant allowances was $40.26 psf for new leases and $9.44 psf for renewals. During the six months ended June 30, 2018, we signed new leases and renewal leases with terms in excess of a year (excluding enclosed retail property anchors, majors, offices, and in-line spaces in excess of 10,000 square feet) across the Tier 1 and open air portfolio, comprising approximately 912,300 square feet. The average annual initial base minimum rent for new leases was $25.16 psf and for renewed leases was $26.60 psf. For these leases, the average for tenant allowances was $35.10 psf for new leases and $4.76 psf for renewals.

Results of Operations
Activities Affecting Results
The following property related transactions affected our results in the comparative periods:
•On June 28, 2019, we completed the sale of the ninth tranche of restaurant outparcels with Four Corners.
•On April 3, 2019, we completed the sale of the eighth tranche of restaurant outparcels with Four Corners.
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
•On April 24, 2018, we closed on the acquisition of Southgate Mall, located in Missoula, Montana.
•On April 11, 2018, we closed on the acquisition of four Sears department stores located at Longview Mall, located in Longview, Texas; Polaris Fashion Place (unconsolidated), located in Columbus, Ohio; Southern Hills Mall, located in Sioux City, Iowa; and Town Center at Aurora, located in Aurora, Colorado.
•On January 12, 2018, we completed the sale of the first tranche of restaurant outparcels with Four Corners.
For the purposes of the following comparisons, the transactions listed above are referred to as the "Property Transactions," and "comparable properties" refers to the remaining properties we owned and operated throughout both of the periods under comparison.
Three Months Ended June 30, 2019 vs. Three Months Ended June 30, 2018
Rental income decreased $14.2 million due to a $12.0 million decrease attributable to the comparable properties, primarily attributed to the Anchor Store Impact, and a $2.2 million decrease attributable to the Property Transactions. Other income decreased $2.5 million primarily due to $2.9 million of franchise tax proceeds received in 2018 for which there was no comparable income during the current period, offset by increases of $0.4 million in fee revenue.
Depreciation and amortization increased $8.0 million, primarily due to an $8.9 million increase in the comparable properties related to the accelerated depreciation of certain building assets, tenant related improvements, and intangibles in addition to development assets placed into service, offset by a $0.9 million decrease attributable to the Property Transactions. Real estate taxes decreased $1.2 million, primarily due to a $1.3 million decrease in the comparable properties due to reduced tax assessments and capitalization of real estate taxes associated with redevelopment efforts, offset by a $0.1 million increase attributable to the Property Transactions. General and administrative expenses increased $1.9 million, of which $3.6 million was attributable to the impact of the new lease accounting standard which prohibits the Company from capitalizing non-incremental internal leasing and legal efforts, offset by a net decrease of $1.7 million which was primarily attributable to a reduction in one-time severance costs incurred over the comparable periods.
Interest expense, net, increased $4.4 million, of which a net $3.3 million was attributable to corporate debt activity primarily related to higher borrowings on the Revolver (defined below), the credit rating downgrade and increased leverage levels in addition to a $1.9 million increase attributable to the April 2019 financing of Waterford Lakes Town Center, located in Orlando, Florida. Offsetting these increases was a drop of $0.5 million primarily attributable to the Property Transactions and a decrease of $0.3 million related to repaid mortgages and interest on properties transitioned, or to be transitioned, to lenders.
Gain on disposition of interests in properties, net decreased $1.8 million which is primarily attributed to the timing of the closing of the various Four Corners tranches within the comparable periods.
For WPG Inc., net (loss) income attributable to noncontrolling interests primarily relates to the allocation of (loss) income to third parties based on their respective weighted average ownership interest in WPG L.P., which percentage remained consistent over the periods.

Six Months Ended June 30, 2019 vs. Six Months Ended June 30, 2018
Rental income decreased $23.4 million due to a $21.5 million decrease attributable to the comparable properties, primarily attributed to the Anchor Store Impact, and a $1.9 million decrease attributable to the Property Transactions. Other income decreased $1.5 million primarily due to $2.9 million of franchise tax proceeds received in 2018, offset by increases of $0.5 million in insurance proceeds and $0.9 million in fee revenue.
Property operating expenses increased $3.6 million, of which $3.9 million was attributable to the comparable properties, primarily driven by an overall increase in property and liability insurance costs, professional fees, repairs and maintenance costs, compensation costs, and trash removal costs, offset by a decrease of $0.3 million attributable to the Property Transactions. Depreciation and amortization increased $13.1 million, primarily due to a $13.7 million increase in the comparable properties related to the accelerated depreciation of certain building assets, tenant related improvements, and intangibles in addition to development assets placed into service, offset by a $0.6 million decrease attributable to the Property Transactions. Real estate taxes decreased $1.1 million, primarily due to a $1.2 million decrease in the comparable properties due to reduced tax assessments and capitalization of real estate taxes associated with redevelopment efforts, offset by a $0.1 million increase attributable to the Property Transactions. General and administrative expenses increased $6.4 million, of which $7.2 million was attributable to the impact of the new lease accounting standard which prohibits the Company from capitalizing non-incremental internal leasing and legal efforts. Offsetting this increase was a decrease of $0.8 million, which was primarily attributable to a reduction in executive compensation and benefits.
Interest expense, net, increased $6.9 million, of which a net $6.1 million was attributable to corporate debt activity primarily related to higher borrowings on the Revolver (defined below), the credit rating downgrade and increased leverage levels in addition to a $1.9 million increase attributable to the April 2019 financing of Waterford Lakes Town Center. Offsetting these increases was a drop of $0.9 million primarily attributable to the Property Transactions and a decrease of $0.2 million related to repaid mortgages and interest on properties transitioned, or to be transitioned, to lenders.
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
We derive most of our liquidity from leases that generate positive net cash flow from operations, the total of which was $93.6 million during the six months ended June 30, 2019.
Our balance of cash and cash equivalents decreased $11.9 million during 2019 to $30.7 million as of June 30, 2019. The decrease was primarily due to dividend distributions, and capital expenditures, partially offset by operating cash flow from properties, net distributions from our joint ventures, the net proceeds from the disposition of properties, and net proceeds from the issuance of debt. See "Cash Flows" below for more information.
Because we own primarily long-lived income-producing assets, our financing strategy relies on a combination of long-term mortgage debt as well as unsecured debt supported by a quality unencumbered asset pool, providing us with ample flexibility from a liquidity perspective. Our strategy is to have the majority of our debt fixed either through fixed rate mortgages or interest rate swaps that effectively fix the interest rate. At June 30, 2019, floating rate debt (excluding loans hedged to fixed interest) comprised 12.5% of our total consolidated debt. We will continue to monitor our borrowing mix to limit market risk.
During 2019, Fitch Ratings, Moody's Investor Service, and S&P Global Ratings lowered their credit rating on WPG L.P.'s unsecured long-term indebtedness, which increased interest rates on our Facility, December 2015 Term Loan, and Senior Notes due 2024 (as defined in "Overview - Basis of Presentation - Financing and Debt"). Due to the downgrade and based upon current leverage levels, as of June 30, 2019, our Revolver bears interest at LIBOR plus 1.80% (an increase of 55 basis points), our Term Loan bears interest at LIBOR plus 2.10% basis points (an increase of 55 basis points), and our December 2015 Term Loan bears interest at LIBOR plus 2.35% basis points (an increase of 55 basis points). Our Senior Notes due 2024 will bear interest at 6.450%, effective August 15, 2019 (an increase of 50 basis points). Such a downgrade may also impact terms and conditions of future borrowings in addition to adversely affecting our ability to access the public markets.
On June 30, 2019, we had an aggregate available borrowing capacity of $427.8 million under the Revolver, net of outstanding borrowings of $222.0 million and $0.2 million reserved for outstanding letters of credit. The weighted average interest rate on the Revolver was 4.3% and 4.1% during the three and six months ended June 30, 2019.

The consolidated indebtedness of our business was approximately $3.0 billion as of June 30, 2019, or an increase of approximately $103.7 million from December 31, 2018. The change in consolidated indebtedness from December 31, 2018 is described in greater detail under "Financing and Debt."
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
Cash Flows
Our net cash flow from operating activities totaled $93.6 million during the six months ended June 30, 2019. During this period we also:

•	funded capital expenditures and redevelopment projects of $81.1 million;

•	received net proceeds from the sale of interests in properties and outparcels of $20.5 million;

•	funded investments in unconsolidated entities of $5.9 million;

•	received distributions of capital from unconsolidated entities of $14.7 million;

•	received net proceeds from our debt financing, refinancing and repayment activities of $96.4 million; and

•	funded distributions to common and preferred shareholders and unitholders of $118.8 million.
In general, we anticipate that cash generated from operations will be sufficient in 2019 to meet operating expenses, monthly debt service, recurring capital expenditures, and cover the majority of distributions to shareholders necessary to maintain WPG Inc.'s status as a REIT on a long-term basis. In addition, we expect to be able to generate or obtain capital for nonrecurring capital expenditures, such as acquisitions, major building renovations and expansions, as well as for scheduled principal maturities on outstanding indebtedness, from:

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
Financing and Debt
Mortgage Debt
Total mortgage indebtedness at June 30, 2019 and December 31, 2018 was as follows (in thousands):

	June 30, 2019	December 31, 2018
Face amount of mortgage loans	$1,151,630	$980,276
Fair value adjustments, net	4,614	5,764
Debt issuance cost, net	(4,126)	(2,771)
Carrying value of mortgage loans	$1,152,118	$983,269

A roll forward of mortgage indebtedness from December 31, 2018 to June 30, 2019 is summarized as follows (in thousands):

Balance at December 31, 2018	$983,269
Debt borrowings, net of issuance costs	178,095
Debt amortization payments	(8,646)
Amortization of fair value and other adjustments	(1,150)
Amortization of debt issuance costs	550
Balance at June 30, 2019	$1,152,118
On April 16, 2019, an affiliate of WPG Inc. closed on a $180.0 million non-recourse mortgage note payable with a ten-year term and a fixed rate of 4.86% secured by Waterford Lakes Town Center. The mortgage note payable requires monthly principal and interest payments and will mature on May 6, 2029. The net proceeds were primarily used to reduce corporate debt.
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
During the six months ended June 30, 2019, the Company exercised the first of two options to extend the maturity of the $52.0 million mortgage note payable on Town Center at Aurora for one year. The extended maturity date is April 1, 2020, subject to a one-year extension available at our option subject to compliance with the terms of the underlying loan agreement and payment of customary extension fees. Pursuant to the terms of the extension option, the Company entered into a derivative swap agreement to fix the interest rate of the note payable at one-month LIBOR plus 2.27% per annum through both extension periods. At June 30, 2019, the interest rate on the note payable was 4.67%.
Highly-levered Assets
As of June 30, 2019, we have identified four consolidated mortgage loans that have leverage levels in excess of our targeted leverage and have plans to work with the special servicers on these non-recourse mortgages. These mortgage loans total $173.9 million and encumber Charlottesville Fashion Square, located in Charlottesville Virginia, Muncie Mall, located in Muncie, Indiana, Towne West Square, located in Wichita, Kansas (extinguished July 1, 2019) and West Ridge Mall and West Ridge Plaza, located in Topeka, Kansas, all of which have been identified as noncore properties. Additionally, we have identified the unconsolidated mortgage loan encumbering Seminole Towne Center, located in Sanford, Florida, as having leverage levels in excess of our targeted leverage. Our pro-rata share of this mortgage loan is $0.0 million based upon our effective interest in the property due to preferences. We expect to improve our leverage once all, or a portion of them, are transitioned to the lenders, with minimal impact to net cash flows. See "Covenants" below for further discussion on these highly-levered assets and for events that occurred subsequent to June 30, 2019.

Unsecured Debt
The following table identifies our total unsecured debt outstanding at June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018
Notes payable:
Face amount - the Exchange Notes(1)	$250,000	$250,000
Face amount - Senior Notes due 2024(2)	750,000	750,000
Debt discount, net	(8,944)	(9,680)
Debt issuance costs, net	(6,664)	(7,623)
Total carrying value of notes payable	$984,392	$982,697

Unsecured term loans:(7)
Face amount - Term Loan(3)(4)	$350,000	$350,000
Face amount - December 2015 Term Loan(5)	340,000	340,000
Debt issuance costs, net	(3,924)	(4,491)
Total carrying value of unsecured term loans	$686,076	$685,509

Revolving credit facility:(3)(6)
Face amount	$222,000	$290,000
Debt issuance costs, net	(3,427)	(3,998)
Total carrying value of revolving credit facility	$218,573	$286,002
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
(4) The Term Loan bears interest at one-month LIBOR plus 2.10% per annum and will mature on December 30, 2022. We have interest rate swap agreements totaling $250.0 million, which effectively fix the interest rate on a portion of the Term Loan at 4.86% through June 30, 2021. At June 30, 2019, the applicable interest rate on the unhedged portion of the Term Loan was one-month LIBOR plus 2.10% or 4.50%.
(5) The December 2015 Term Loan bears interest at one-month LIBOR plus 2.35% per annum and will mature on January 10, 2023. We have interest rate swap agreements totaling $340.0 million which effectively fix the interest rate at 4.06% per annum through maturity.
(6) The Revolver provides borrowings on a revolving basis up to $650.0 million, bears interest at one-month LIBOR plus 1.80%, and will initially mature on December 30, 2021, subject to two six month extensions available at our option subject to compliance with terms of the Facility and payment of a customary extension fee. At June 30, 2019, we had an aggregate available borrowing capacity of $427.8 million under the Revolver, net of $0.2 million reserved for outstanding letters of credit. At June 30, 2019, the applicable interest rate on the Revolver was one-month LIBOR plus 1.80% or 4.20%. The interest rate on the Revolver may vary in the future based upon the Company's credit rating and leveraged levels.
(7) While we have interest rate swap agreements in place that fix the LIBOR portion of the rates as noted above, the spread over LIBOR could vary in the future based upon changes to the Company's credit ratings and leveraged levels.

Covenants
Our unsecured debt agreements contain financial and other covenants. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender including adjustments to the applicable interest rate. As of June 30, 2019, management believes the Company is in compliance with all covenants of its unsecured debt.
The total balance of mortgages was approximately $1.2 billion as of June 30, 2019. At June 30, 2019, certain of our consolidated subsidiaries were the borrowers under 22 non-recourse loans and two full-recourse loans secured by mortgages encumbering 27 properties, including one separate pool of cross-defaulted and cross-collateralized mortgages encumbering a total of four properties. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt instruments contain financial and other non-financial covenants which are specific to the properties which serve as collateral for that debt. If the borrower fails to comply with these covenants, the lender could accelerate the maturity for the debt and enforce its right against their collateral. Our existing non-recourse mortgage loans generally prohibit our subsidiaries that are borrowers thereunder from incurring additional indebtedness, subject to certain customary and limited exceptions. In addition, certain of these instruments limit the ability of the applicable borrower's parent entity from incurring mezzanine indebtedness unless certain conditions are satisfied, including compliance with maximum loan to value ratio and minimum debt service coverage ratio tests. Further, under certain of these existing agreements, if certain cash flow levels in respect of the applicable mortgaged property (as described in the applicable agreement) are not maintained for at least two consecutive quarters, the lender could accelerate the maturity for the debt and enforce its right against its collateral.
On November 19, 2018, we received a notice of default letter, dated November 15, 2018, from the special servicer to the borrower, a consolidated subsidiary of WPG L.P., concerning the $49.8 million mortgage loan secured by West Ridge Mall and West Ridge Plaza (collectively known as "West Ridge"). The notice was issued by the special servicer because the borrower did not make certain reserve repayments or deposits as required by the loan agreement for the aforementioned loan. On May 9, 2019, we received notification that a receiver had been appointed to manage and lease West Ridge. An affiliate of the Company still holds title to the property.
On April 11, 2018, we received a notice of default letter, dated April 6, 2018, from the special servicer to the borrower, a consolidated subsidiary of WPG L.P., concerning the $45.2 million mortgage loan secured by Towne West Square. The notice was issued by the special servicer because the borrower did not make certain reserve payments or deposits as required by the loan agreement for the aforementioned loan. On July 1, 2019, an affiliate of the Company transitioned the property to the lender.
At June 30, 2019, management believes the applicable borrowers under our other non-recourse mortgage loans were in compliance with all covenants where non-compliance could individually, or giving effect to applicable cross-default provisions in the aggregate, have a material adverse effect on our financial condition, results of operations or cash flows.
Summary of Financing
Our consolidated debt and the effective weighted average interest rates as of June 30, 2019 and December 31, 2018, consisted of the following (dollars in thousands):

	June 30, 2019	Weighted Average Interest Rate	December 31, 2018	Weighted Average Interest Rate
Fixed-rate debt, face amount (1)	$2,676,630	5.04%	$2,505,276	4.91%
Variable-rate debt, face amount	387,000	4.36%	455,000	3.87%
Total face amount of debt	3,063,630	4.96%	2,960,276	4.75%
Note discount	(8,944)		(9,680)
Fair value adjustments, net	4,614		5,764
Debt issuance costs, net	(18,141)		(18,883)
Total carrying value of debt	$3,041,159		$2,937,477
(1) Includes variable rate debt whose interest rates have been fixed via swap agreements.

Contractual Obligations
The following table summarizes the material aspects of the Company's future obligations for consolidated entities as of June 30, 2019, excluding Towne West Square which was transferred to the servicer on July 1, 2019, for the remainder of 2019 and for subsequent years thereafter assuming the obligations remain outstanding through maturities noted below (in thousands):

	2019	2020 - 2021	2022 - 2023	Thereafter	Total
Long term debt(1)	$56,216	$625,853	$1,114,000	$1,222,338	$3,018,407
Interest payments(2)	90,138	263,347	192,646	77,384	623,515
Distributions(3)	3,568	—	—	—	3,568
Ground rent/operating leases(4)	1,138	4,402	3,621	21,376	30,537
Purchase/tenant obligations(5)	110,727	—	—	—	110,727
Total	$261,787	$893,602	$1,310,267	$1,321,098	$3,786,754
(1) Represents principal maturities only and therefore excludes net fair value adjustments of $4,614, debt issuance costs of $(18,141) and bond discount of $(8,944) as of June 30, 2019. In addition, the principal maturities reflect any available extension options within the control of the Company.
(2) Variable rate interest payments are estimated based on the LIBOR rate at June 30, 2019.
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
The following table summarizes the material aspects of the Company's proportionate share of future obligations for unconsolidated entities as of June 30, 2019, for the remainder of 2019 and for subsequent years thereafter assuming the obligations remain outstanding through maturities noted below (in thousands):

	2019	2020 - 2021	2022 - 2023	Thereafter	Total
Long term debt(1)	$1,743	$69,938	$20,062	$528,040	$619,783
Interest payments(2)	12,823	47,858	42,406	44,585	147,672
Ground rent/operating leases(3)	1,969	7,942	8,053	189,002	206,966
Purchase/tenant obligations(4)	14,136	—	—	—	14,136
Total	$30,671	$125,738	$70,521	$761,627	$988,557
(1) Represents principal maturities only and therefore excludes net fair value adjustments of $4,673 and debt issuance costs of $(2,239) as of June 30, 2019. In addition, the principal maturities reflect any available extension options.
(2) Variable rate interest payments are estimated based on the LIBOR rate at June 30, 2019.
(3) Represents minimum future lease payments due through the end of the initial lease term under executed leases.
(4) Includes amounts due under executed leases and commitments to vendors for development and other matters.
Off-Balance Sheet Arrangements
Off-balance sheet arrangements consist primarily of investments in joint ventures which are common in the real estate industry. Joint ventures typically fund their cash needs through secured debt financings obtained by and in the name of the joint venture entity. The joint venture debt is secured by a first mortgage, is without recourse to the joint venture partners, and does not represent a liability of the partners, except to the extent the partners or their affiliates expressly guarantee the joint venture debt. As of June 30, 2019, there were no guarantees of joint venture related mortgage indebtedness. In addition to obligations under mortgage indebtedness, our joint ventures have obligations under ground leases and purchase/tenant obligations. Our share of obligations under joint venture debt, ground leases and purchase/tenant obligations is quantified in the unconsolidated entities table within "Contractual Obligations" above. WPG may elect to fund cash needs of a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans, although such fundings are not required contractually or otherwise.

Equity Activity
Exchange Rights
Subject to the terms of the limited partnership agreement of WPG L.P., limited partners in WPG L.P. have, at their option, the right to exchange all or any portion of their units for shares of WPG Inc. common stock on a one‑for‑one basis or cash, as determined by WPG Inc. Therefore, the common units held by limited partners are considered by WPG Inc. to be share equivalents and classified as noncontrolling interests within permanent equity, and classified by WPG L.P. as permanent equity. The amount of cash to be paid if the exchange right is exercised and the cash option is selected will be based on the market value of WPG Inc.'s common stock as determined pursuant to the terms of the WPG L.P. Partnership Agreement. At June 30, 2019, WPG Inc. had reserved 34,752,111 shares of common stock for possible issuance upon the exchange of units held by limited partners.
Stock Based Compensation
On May 28, 2014, the WPG Inc. Board of Directors (the "Board") adopted the Washington Prime Group, L.P. 2014 Stock Incentive Plan (the "2014 Plan"), which permitted the Company to grant awards to current and prospective directors, officers, employees and consultants of the Company or any affiliate. An aggregate of 10,000,000 shares of common stock were reserved for issuance, with a maximum number of awards to be granted to a participant in any calendar year of 500,000 shares/units. On May 16, 2019, the common shareholders of WPG Inc. approved the Washington Prime Group, L.P. 2019 Stock Incentive Plan (the "2019 Plan"), which replaced the 2014 Plan. The Board and its Compensation Committee (the "Committee") previously approved and adopted the 2019 Plan, subject to WPG Inc. common shareholder approval, during the Board and Committee's regular meetings in February 2019. An aggregate of 7,290,000 shares of common stock are reserved for issuance, excluding carryover shares from the 2014 Plan. Awards may be in the form of stock options, stock appreciation rights, restricted stock, restricted stock units ("RSUs") or other stock-based awards in WPG Inc., long term incentive units ("LTIP units" or "LTIPs") or performance units ("Performance LTIP Units") in WPG L.P. The 2019 Plan terminates on May 16, 2029.
The following is a summary by type of the awards that the Company issued during the six months ended June 30, 2019 and June 30, 2018 under the 2014 Plan and 2019 Plan.
Annual Long-Term Incentive Awards
During the six months ended June 30, 2019 and 2018, the Company approved the terms and conditions of the 2019 and 2018 annual awards (the "2019 Annual Long-Term Incentive Awards" and "2018 Long-Term Incentive Awards," respectively) for certain executive officers and employees of the Company. Under the terms of the awards program, each participant is provided the opportunity to receive (i) time-based RSUs and (ii) performance-based stock units ("PSUs"). RSUs represent a contingent right to receive one WPG Inc. common share for each vested RSU. RSUs will vest in one-third installments on each annual anniversary of the respective Grant Date (as referenced below), subject to the participant's continued employment with the Company through each vesting date and the participant's continued compliance with certain applicable covenants. During the service period, dividend equivalents will be paid with respect to the RSUs corresponding to the amount of any dividends paid by the Company to the Company's common shareholders for the applicable dividend payment dates. Compensation expense is recognized on a straight-line basis over the three year vesting term. Actual PSUs earned may range from 0%-150% of the PSUs allocated to the award recipient, based on the Company's total shareholder return ("TSR") compared to a peer group based on companies with similar assets and revenue over a three-year performance period that commenced on the respective Grant Date (as referenced below). During the performance period, dividend equivalents corresponding to the amount of any regular cash dividends paid by the Company to the Company’s common shareholders for the applicable dividend payment dates will accrue and be deemed reinvested in additional PSUs, which will be settled in common shares at the same time and only to the extent that the underlying PSU is earned and settled in common shares. Payout of the PSUs is also subject to the participant’s continued employment with the Company through the end of the performance period. The PSUs were valued through the use of a Monte Carlo model and the related compensation expense is recognized over the three-year performance period.

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
WPG Restricted Stock Units
During the six months ended June 30, 2019 and 2018, the Company awarded 331,792 RSUs, with a grant date fair value of $1.5 million, and 225,440 RSUs, with a grant-date fair value of $1.5 million, respectively, to certain employees and non-employee members of the Board. The RSUs are service-based awards and the related fair value is expensed over the applicable service periods, except in instances that result in accelerated vesting due to severance arrangements or retirement of Board members.
Stock Options
During the six months ended June 30, 2019, no stock options were granted to employees, 391 stock options were exercised by employees and 52,152 stock options were canceled, forfeited or expired. As of June 30, 2019, there were 627,198 stock options outstanding.
During the six months ended June 30, 2018, no stock options were granted to employees, no stock options were exercised by employees and 108,081 stock options were canceled, forfeited or expired.
Share Award Related Compensation Expense
During the three and six months ended June 30, 2019, the Company recorded compensation expense pertaining to the awards granted of $2.0 million and $3.8 million, respectively, in general and administrative and property operating expense within the consolidated statements of operations and comprehensive (loss) income. During the three and six months ended June 30, 2018, the Company recorded compensation expense pertaining to the awards granted of $2.5 million and $4.3 million, respectively, in general and administrative and property operating expense within the consolidated statements of operations and comprehensive (loss) income. In certain instances, employment agreements and stock compensation programs provide for accelerated vesting when executives are terminated without cause. Additionally, the Committee may, in its discretion, accelerate the vesting for retiring Board members.
Distributions
During the three and six months ended June 30, 2019 and 2018, the Board declared common share/unit dividends of $0.25 and $0.50 per common share/unit, respectively.
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

On June 28, 2019, we completed the sale of the ninth tranche of restaurant outparcels to Four Corners. This tranche consisted of three restaurant outparcels and an allocated purchase price of approximately $3.1 million of the total purchase price (see details under "Overview - Basis of Presentation - Outparcel Sale"). Additionally, during the three and six months ended June 30, 2019, the Company sold certain undeveloped land parcels for an aggregate purchase price of $3.6 million.
On April 3, 2019, we completed the sale of the eighth tranche of restaurant outparcels to Four Corners. This tranche consisted of one restaurant outparcel and an allocated purchase price of approximately $2.0 million of the total purchase price (see details under "Overview - Basis of Presentation - Outparcel Sale").
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
In connection with the sales noted above, the Company recorded gains of $6.2 million and $16.2 million for the three and six months ended June 30, 2019, which is included in gain on disposition of interests in properties, net in the consolidated statements of operations and comprehensive (loss) income. The net proceeds were used to fund ongoing redevelopment efforts and for general corporate purposes.
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
We have identified 29 department stores (Sears, The Bon-Ton Stores, and one former Belk store) in our portfolio that we plan to redevelop and we are actively working on repositioning. Of these locations, 7 are occupied by Sears, resulting in 22 that we can currently develop. At the end of the second quarter 2019, 15 of these former department store locations have been addressed via signed letters of intent (LOI), fully executed leases, or replacement tenant openings. Many projects are actively under construction and one replacement store opened in the second quarter of 2019. These department stores represent an opportunity to enhance the experience at the property by bringing in offerings such as dining, grocery, entertainment, home furnishings, mixed-use components as well as dynamic retail offerings. These stores are in our Tier 1 and open air properties and exclude department stores that are owned by third parties, such as Seritage. We project that we will invest between $300 million to $350 million over the next three to five years to complete the redevelopment of these department stores. The progress on some of these repositioning projects are discussed below:
•At Grand Central Mall in Parkersburg, West Virginia, we replaced an Elder-Beerman with a new 20,000 square foot H&M store, their first store in West Virginia, which opened in October 2018. Additionally, we added a new Five Below and Ulta Beauty, which opened in September 2018, in the former hhgregg store, and we added a Big Lots, which opened in July 2019, in the former Toys R Us location. Lastly, we have commenced construction on the former Sears space which will add an exciting exterior facing element to the center featuring dynamic first-to-market retailers. This new open air component will complete the transformation of Grand Central Mall from a traditional enclosed regional center into a hybrid town center and the new stores are expected to open before the 2020 holiday shopping season. We will invest between $31 million and $33 million in this redevelopment with an expected yield of approximately 6% - 8%.
•At Lincolnwood Town Center in Lincolnwood, Illinois, we have a signed lease with The RoomPlace, which is expected to open in the fourth quarter of 2019, to take approximately two thirds of the recently vacated Carson Pirie Scott department store. The estimated investment in the redevelopment will be between $16 million and $18 million and the yield is anticipated to be approximately 7% - 8%.
•We proactively terminated a lease with Sears at Southern Park Mall in Youngstown, Ohio and the store closed during the third quarter of 2018. We have plans to tear down the store and create an exciting line up of outward facing retail stores, as well as create some green space that can be used for community events. The planned additions include fitness, dining and shopping offerings that will diversify the mix at the property.
•At The Mall at Fairfield Commons, in Beavercreek, Ohio, the Sears store closed in December 2018. We will reposition the former department store with The RoomPlace and Round 1 Entertainment, both first to market. The RoomPlace will occupy the upper level and Round 1 Entertainment will occupy the lower level. Both The RoomPlace and Round 1 Entertainment are expected to open in late 2019.

•At WestShore Plaza, in Tampa, Florida we terminated the Sears lease during the first quarter of 2019, and we are currently in the entitlement process to bring a mixed use component to the center. In addition to gaining control of the former Sears location, we purchased a parcel that is currently leased to office tenants. Acquiring this high-visibility corner allows a more strategic approach as we add to our exciting mixed-use component to the property. We are actively working on redevelopment plans, and additional details will be announced in the future.
•Dillard’s has agreed to open and/or expand within two Tier 1 assets. Mesa Mall, located in Grand Junction, Colorado, will receive a newly constructed Dillard’s which will be their first location within the catchment area and will replace Sears which formerly occupied the site. In addition, Dillard’s added a second location within Southgate Mall, replacing a former Herberger’s (former Bon-Ton, Inc. Stores) further illustrating robust demand within the catchment area. The Dillard’s store at Southgate Mall opened in June 2019. Our combined investment in these two department store repositioning efforts is expected to be less than $7 million.
•At Morgantown Mall in Morgantown, West Virginia we have plans to add a 70,000 square foot Dunham’s Sports store to replace a former Elder-Beerman (former Bon-Ton, Inc. Stores). The lease is fully executed and the store is expected to open in mid-2020. In addition at Morgantown Mall, we have plans to tear down the former Sears store.
•At Northtown Mall in Blaine, MN, we have plans to replace a former Herberger’s store (former Bon-Ton, Inc. Stores) with two complimentary entertainment uses. We have negotiated LOI's with a theater for the upper level and a national entertainment user for the lower level.
•At Port Charlotte Town Center in Port Charlotte, FL, we have a signed LOI to add a new-to-market entertainment venue to replace a former Sears store. This premier entertainment and dining destination will offer food, family activities and the newest arcade games in the 88,000 square foot location.
During the fourth quarter of 2016, we held our grand opening of our new approximately 400,000 square foot shopping center in the Houston metropolitan area, Fairfield Town Center. The project features retailers such as H-E-B, Academy Sports, Marshall's, Party City, Old Navy, and Ulta Cosmetics. In addition, a number of dining options are at the center such as Chipotle, PeiWei, Whataburger, and Zoe's Kitchen. The project is 100% leased as of June 30, 2019. During the third quarter of 2017, we approved the final phase of this new development for an additional investment of approximately $28 million, which will add an additional 130,000 square feet of new GLA to accommodate the strong demand at the project. Leasing for this new phase is over 60% committed, including deals with a national theater and a national value fashion apparel retailer, which are expected to open in late 2020.
At The Outlet Collection® | Seattle, in Auburn, Washington, we have plans to add a FieldhouseUSA to the property in a former Sam’s Club store. FieldhouseUSA specializes in sporting leagues, events and tournaments by offering year-round league and tournament play in team sports such as basketball, soccer, volleyball and flag football in addition to programs such as birthday parties, corporate events, performance training and skills training. This use will greatly complement the recently added Dave & Buster’s at the property and we anticipate announcing further details about this exciting redevelopment in the near future. The estimated investment in the redevelopment will be between $11 million and $13 million and the yield is anticipated to be approximately 9% - 10%.
At Scottsdale Quarter in Scottsdale, Arizona, our most recent redevelopment effort involves the final phase of the significant expansion of our initial development of the project. The first part of the expansion has been completed and consists of buildings on the north and south parcels with tenancy including Design Within Reach, as well as luxury apartment homes and office space. The final component of the expansion will be comprised of approximately 300 new luxury apartment homes and 30,000 to 35,000 square feet of new street-level retail. The street-level retail and luxury apartment homes will have substantial amenities, such as new on-site parking and roof-top terraces overlooking Scottsdale Quarter and the McDowell Mountains. On February 7, 2018, the rights to construct the luxury apartment homes on the land of this final component were sold to an unrelated third party for $12.5 million and construction has since commenced. The interest in the retail unit of the planned development was retained. We have addressed, through executed leases and signed LOI’s, more than 80% of the retail space with some first-to-market and first-to-portfolio tenants. We expect retailers to begin opening stores in this final component in 2019.
At Dayton Mall in Dayton, Ohio, we have signed leases with Ross Dress for Less and The RoomPlace to enhance the retail offering at the property. Ross Dress for Less will replace a former hhgregg store and The RoomPlace will be located in a newly combined larger store from previous small shop space. The estimated investment in adding these two retailers to the property will be between $8 million and $10 million with an anticipated yield of approximately 10% - 12%.

Capital Expenditures
The following table summarizes total consolidated capital expenditures on a cash basis for the six months ended June 30, 2019 (in thousands):

Redevelopments and expansions	$36,558
Tenant allowances	14,818
Operational capital expenditures	11,722
Total(1)	$63,098
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

The following schedule reconciles total FFO to net (loss) income for the three and six months ended June 30, 2019 and 2018 (in thousands, except share/unit amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Net (loss) income	$(16,880)	$15,519	$(19,443)	$35,704
Less: Preferred dividends and distributions on preferred operating partnership units	(3,568)	(3,568)	(7,136)	(7,136)
Adjustments to Arrive at FFO:
Real estate depreciation and amortization, including joint venture impact	81,691	73,355	157,905	143,554
Gain on disposition of interests in properties, net	—	(1,460)	—	(1,755)
FFO of the Operating Partnership (1)	61,243	83,846	131,326	170,367
FFO allocable to limited partners	9,529	12,998	20,433	26,428
FFO allocable to common shareholders/unitholders	$51,714	$70,848	$110,893	$143,939

Diluted (loss) earnings per share/unit	$(0.09)	$0.05	$(0.12)	$0.13
Adjustments to arrive at FFO per share/unit:
Real estate depreciation and amortization, including joint venture impact	0.36	0.33	0.71	0.64
Gain on disposition of interests in properties, net	0.00	(0.01)	0.00	(0.01)
Diluted FFO per share/unit	$0.27	$0.37	$0.59	$0.76

Weighted average shares outstanding - basic	188,486,685	187,781,293	188,285,604	187,546,821
Weighted average limited partnership units outstanding	34,752,540	34,707,251	34,741,867	34,693,730
Weighted average additional dilutive securities outstanding (2)	—	1,397,289	12,790	1,412,680
Weighted average shares/units outstanding - diluted	223,239,225	223,885,833	223,040,261	223,653,231

(1)
FFO of the operating partnership decreased $39.0 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. During the three months ended June 30, 2019, we received $21.2 million less in operating income related to comparable properties, which can be primarily attributed to the Anchor Store Impact. General and administrative expenses increased $6.4 million, primarily related to the impact of the new lease accounting standard which prohibits the Company from capitalizing non-incremental internal leasing and legal efforts. Lastly, interest expense, net, increased $6.9 million, which was primarily attributable to corporate debt activity primarily related to higher borrowings on the Revolver and the credit rating downgrade.

(2)
The weighted average additional dilutive securities for the three and six months ended June 30, 2019 are excluded for purposes of calculating diluted (loss) earnings per share/unit because their effect would have been anti-dilutive.

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
The following schedule reconciles comparable NOI for our Tier 1 and open air properties to net (loss) income and presents comparable NOI percent change for the three and six months ended June 30, 2019 and 2018 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Net (loss) income	$(16,880)	$15,519	$(19,443)	$35,704
Loss (income) from unconsolidated entities	1,713	895	1,761	(267)
Income and other taxes	229	601	585	1,086
Gain on disposition of interests in properties, net	(6,241)	(8,063)	(16,231)	(16,244)
Interest expense, net	39,143	34,701	75,973	69,045
Operating income	17,964	43,653	42,645	89,324

Depreciation and amortization	71,816	63,796	138,194	125,090
General and administrative	13,124	11,191	27,249	20,845
Fee income	(2,680)	(2,140)	(5,427)	(4,482)
Management fee allocation	80	—	84	(16)
Pro-rata share of unconsolidated joint ventures in comp NOI	17,374	18,113	34,818	35,429
Property allocated corporate expense	4,210	3,685	8,333	7,181
Non-comparable properties and other (1)	331	(2,733)	709	(2,828)
NOI from sold properties	7	(1,802)	14	(3,583)
Termination income	(626)	(258)	(1,412)	(2,024)
Straight-line rents	(1,230)	(1,164)	(2,362)	(2,023)
Ground lease adjustments for straight-line and fair market value	5	12	10	25
Fair market value and inducement adjustments to base rents	(1,487)	(1,072)	(4,387)	(4,114)
Less: Tier 2 and noncore properties (2)	(8,986)	(13,416)	(19,243)	(27,076)

Comparable NOI - Tier 1 and open air properties	$109,902	$117,865	$219,225	$231,748
Comparable NOI percentage change - Tier 1 and open air properties	(6.8)%		(5.4)%

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
We are exposed to market risk from changes in interest rates, primarily LIBOR. We seek to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs by closely monitoring our variable rate debt and converting such debt to fixed rates when we deem such conversion advantageous. From time to time, we may enter into interest rate swap agreements or other interest rate hedging contracts. While these agreements are intended to lessen the impact of rising interest rates, they also expose us to the risks that the other parties to the agreements will not perform, we could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly effective cash flow hedges under GAAP guidance. As of June 30, 2019, $379.6 million (net of $7.4 million in debt issuance costs) of our aggregate consolidated indebtedness (12.5% of total consolidated indebtedness) was subject to variable interest rates, excluding amounts outstanding under variable rate loans that have been hedged to fixed interest rates.
If LIBOR rates of interest on our variable rate debt fluctuated, our future earnings and cash flows would be impacted, depending upon the current LIBOR rates and the existence of any derivative contracts currently in effect.  Based upon our variable rate debt balance as of June 30, 2019, a 50 basis point increase in LIBOR rates would result in a decrease in earnings and cash flow of $1.9 million annually and a 50 basis point decrease in LIBOR rates would result in an increase in earnings and cash flow of $1.9 million annually.  This assumes that the amount outstanding under our variable rate debt remains at $379.6 million, the balance as of June 30, 2019.

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
Changes in Internal Control Over Financial Reporting.  There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Changes in Internal Control Over Financial Reporting.  There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
As of June 30, 2019, we had approximately $379.6 million (net of $7.4 million in debt issuance costs) of our aggregate consolidated indebtedness that was indexed to the London Interbank Offered Rate (“LIBOR”). In addition, as of June 30, 2019, we had approximately $641.8 million of consolidated indebtedness swapped to LIBOR plus a fixed spread. Central banks around the world, including the Federal Reserve, have commissioned working groups of market participants and official sector representatives with the goal of finding suitable replacements for LIBOR based on observable market transactions. It is expected that a transition away from the widespread use of LIBOR to alternative rates will occur over the course of the next few years. The U.K. Financial Conduct Authority (FCA), which regulates LIBOR, has announced that it has commitments from panel banks to continue to contribute to LIBOR through the end of 2021, but that it will not use its powers to compel contributions beyond such date. Accordingly, there is considerable uncertainty regarding the publication of such rates beyond 2021. The Federal Reserve Bank of New York and various other authorities have commenced the publication of reforms and actions relating to alternatives to U.S. dollar LIBOR. Although the full impact of such reforms and actions, together with any transition away from LIBOR, including the potential or actual discontinuance of LIBOR publication, remains unclear, these changes may have a material adverse impact on the availability of financing, including LIBOR-based loans, and on our financing costs.
If the WPG, Inc. common stock is delisted from the New York Stock Exchange (“NYSE”) because it trades below $1.00 for an extended period of time, or otherwise, there could be a negative effect on our business that could significantly impact our financial condition, our operating results and our ability to service our debt obligations.
Although the per share price of our common stock has remained above $1.00, despite recent volatility, in the event the per share trading price of our common stock closes below $1.00 for thirty (30) consecutive days, our common stock could be delisted from the NYSE if not cured in adequate time which could necessitate extraordinary measure by us in order to accomplish. The threat of delisting our common stock could have adverse effects by, among other things:

•	reducing the liquidity and market price of our common stock;

•	eliminating the open market trading of our common stock;

•	reducing the number of investors willing to hold or acquire our common stock; and

•	reducing our ability to retain, attract and motivate the members of our board of directors, officers and employees through the use of equity-based compensation and equity incentives.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3.    Defaults Upon Senior Securities
Not applicable.

Item 4.	Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Not applicable.

Item 6.    Exhibits

Exhibit Number	Exhibit Descriptions
4.1+	2019 Washington Prime Group, L.P. Stock Incentive Plan (incorporated by reference to Form 8-K filed on May 20, 2019).
10.1+
First Amendment to Employment Agreement, dated and effective as of May 16, 2019, by and between Washington Prime Group Inc. and Joshua P. Lindimore (incorporated by reference to Form 8-K filed on May 20, 2019).

10.2*+	Form of Restricted Stock Unit Award Agreement (Executives - 2019 Plan).
10.3*+	Form of Performance Stock Unit Award Agreement (Executives - 2019 Plan).
10.4*+	Form of Restricted Stock Unit Award Agreement (Directors - 2019 Plan).
10.5*+	Form of Restricted Stock Unit Award Agreement (Non-Executives - 2019 Plan).
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

101.INS*	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

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

Date:	July 25, 2019	By:	/s/ Mark E. Yale
Mark E. Yale Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	July 25, 2019	By:	/s/ Melissa A. Indest
Melissa A. Indest Executive Vice President, Finance and Chief Accounting Officer (Principal Accounting Officer)