Form 10-Q
period 2019-09-30
WASHINGTON PRIME GROUP INC.; Washington Prime Group, L.P.
filed 2019-10-24
CIK 1594686, 1610911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Washington Prime Group Inc. Yes ☒  No ☐ Washington Prime Group, L.P. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Washington Prime Group Inc. Yes ☐  No ☒ Washington Prime Group, L.P. Yes ☐  No ☒

As of October 23, 2019, Washington Prime Group Inc. had 186,599,793 shares of common stock outstanding. Washington Prime Group, L.P. has no publicly traded equity and no common stock outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarter ended September 30, 2019 of Washington Prime Group® Inc. and Washington Prime Group, L.P. Unless stated otherwise or the context requires otherwise, references to "WPG Inc." mean Washington Prime Group Inc., an Indiana corporation, and references to "WPG L.P." mean Washington Prime Group, L.P., an Indiana limited partnership, and its consolidated subsidiaries, in cases where it is important to distinguish between WPG Inc. and WPG L.P. We use the terms "WPG," the "Company,” “we,” "us," and “our” to refer to WPG Inc., WPG L.P., and entities in which WPG Inc. or WPG L.P. (or any affiliate) has a material interest on a consolidated basis, unless the context indicates otherwise.

WPG Inc. operates as a self-managed and self-administered real estate investment trust (“REIT”). WPG Inc. owns properties and conducts operations through WPG L.P., of which WPG Inc. is the sole general partner and of which it held approximately 84.5% of the partnership interests (“OP units”) at September 30, 2019. The remaining OP units are owned by various limited partners. As the sole general partner of WPG L.P., WPG Inc. has the exclusive and complete responsibility for WPG L.P.’s day-to-day management and control. Management operates WPG Inc. and WPG L.P. as one enterprise. The management of WPG Inc. consists of the same persons who direct the management of WPG L.P. As general partner with control of WPG L.P., WPG Inc. consolidates WPG L.P. for financial reporting purposes, and WPG Inc. does not have significant assets other than its investment in WPG L.P. Therefore, the assets and liabilities of WPG Inc. and WPG L.P. are substantially the same on their respective consolidated financial statements and the disclosures of WPG Inc. and WPG L.P. also are substantially similar.
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

WASHINGTON PRIME GROUP INC. AND WASHINGTON PRIME GROUP, L.P.
FORM 10-Q

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements
Washington Prime Group Inc.
Unaudited Consolidated Balance Sheets
(dollars in thousands, except share and par value amounts)

	September 30, 2019	December 31, 2018
ASSETS:
Investment properties at cost	$5,940,970	$5,914,705
Less: accumulated depreciation	2,408,980	2,283,764
	3,531,990	3,630,941
Cash and cash equivalents	36,003	42,542
Tenant receivables and accrued revenue, net	76,708	85,463
Investment in and advances to unconsolidated entities, at equity	418,105	433,207
Deferred costs and other assets	165,352	169,135
Total assets	$4,228,158	$4,361,288
LIABILITIES:
Mortgage notes payable	$1,170,129	$983,269
Notes payable	956,716	982,697
Unsecured term loans	686,359	685,509
Revolving credit facility	213,859	286,002
Accounts payable, accrued expenses, intangibles, and deferred revenues	241,569	253,862
Distributions payable	3,117	2,992
Cash distributions and losses in unconsolidated entities, at equity	15,421	15,421
Total liabilities	3,287,170	3,209,752
Redeemable noncontrolling interests	3,265	3,265
EQUITY:
Stockholders' Equity:
Series H Cumulative Redeemable Preferred Stock, $0.0001 par value, 4,000,000 shares issued and outstanding as of September 30, 2019 and December 31, 2018	104,251	104,251
Series I Cumulative Redeemable Preferred Stock, $0.0001 par value, 3,800,000 shares issued and outstanding as of September 30, 2019 and December 31, 2018	98,325	98,325
Common stock, $0.0001 par value, 350,000,000 shares authorized; 186,599,793 and 186,074,461 issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	19	19
Capital in excess of par value	1,253,152	1,247,639
Accumulated deficit	(625,304)	(456,924)
Accumulated other comprehensive (loss) income	(7,848)	6,400
Total stockholders' equity	822,595	999,710
Noncontrolling interests	115,128	148,561
Total equity	937,723	1,148,271
Total liabilities, redeemable noncontrolling interests and equity	$4,228,158	$4,361,288

The accompanying notes are an integral part of these statements.

Washington Prime Group Inc.
Unaudited Consolidated Statements of Operations and Comprehensive (Loss) Income
(dollars in thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
REVENUE:
Rental income	$154,611	$174,449	$474,114	$517,309
Other income	6,593	4,970	17,347	17,221
Total revenues	161,204	179,419	491,461	534,530
EXPENSES:
Property operating	39,007	37,885	114,868	110,196
Depreciation and amortization	70,948	71,010	209,142	196,100
Real estate taxes	19,014	22,145	61,006	65,280
Advertising and promotion	2,323	1,875	6,241	5,886
General and administrative	12,210	9,124	39,459	29,969
Ground rent	215	197	613	592
Impairment loss	28,936	—	28,936	—
Total operating expenses	172,653	142,236	460,265	408,023

Interest expense, net	(38,833)	(36,582)	(114,806)	(105,627)
Gain on disposition of interests in properties, net	9,825	3,864	26,056	20,108
Gain on extinguishment of debt, net	38,913	—	38,913	—
Income and other taxes	120	227	(465)	(859)
Loss from unconsolidated entities, net	(241)	(577)	(2,002)	(310)
NET (LOSS) INCOME	(1,665)	4,115	(21,108)	39,819
Net (loss) income attributable to noncontrolling interests	(752)	144	(4,774)	4,730
NET (LOSS) INCOME ATTRIBUTABLE TO THE COMPANY	(913)	3,971	(16,334)	35,089
Less: Preferred share dividends	(3,508)	(3,508)	(10,524)	(10,524)
NET (LOSS) INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(4,421)	$463	$(26,858)	$24,565

(LOSS) EARNINGS PER COMMON SHARE, BASIC & DILUTED	$(0.02)	$0.00	$(0.14)	$0.13

COMPREHENSIVE (LOSS) INCOME:
Net (loss) income	$(1,665)	$4,115	$(21,108)	$39,819
Unrealized (loss) income on interest rate derivative instruments, net	(2,263)	2,471	(16,858)	8,290
Comprehensive (loss) income	(3,928)	6,586	(37,966)	48,109
Comprehensive (loss) income attributable to noncontrolling interests	(1,099)	534	(7,384)	6,040
Comprehensive (loss) income attributable to common shareholders	$(2,829)	$6,052	$(30,582)	$42,069

The accompanying notes are an integral part of these statements.

Washington Prime Group Inc.
Unaudited Consolidated Statements of Cash Flows
(dollars in thousands)

	For the Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(21,108)	$39,819
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization, including fair value rent, fair value debt, deferred financing costs and equity-based compensation	209,945	195,678
Gain on extinguishment of debt, net	(38,913)	—
Gain on disposition of interests in properties and outparcels, net	(26,056)	(20,108)
Impairment loss	28,936	—
Change in estimate of collectibility of rental income	5,884	4,454
Loss from unconsolidated entities, net	2,002	310
Distributions of income from unconsolidated entities	1,812	3,363
Changes in assets and liabilities:
Tenant receivables and accrued revenue, net	5,996	9,563
Deferred costs and other assets	(6,524)	(21,164)
Accounts payable, accrued expenses, deferred revenues and other liabilities	(24,059)	(20,106)
Net cash provided by operating activities	137,915	191,809
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	—	(80,108)
Capital expenditures, net	(119,646)	(112,094)
Net proceeds from disposition of interests in properties and outparcels	33,237	27,931
Investments in unconsolidated entities	(13,837)	(17,127)
Distributions of capital from unconsolidated entities	21,730	23,356
Net cash used in investing activities	(78,516)	(158,042)
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to noncontrolling interest holders in properties	(66)	(5)
Redemption of limited partner units	(143)	(25)
Net proceeds from issuance of common shares, including common stock plans	1	—
Distributions on common and preferred shares/units	(178,148)	(177,604)
Proceeds from issuance of debt, net of transaction costs	503,442	678,563
Repayments of debt	(372,008)	(507,051)
Other financing activities	(150)	—
Net cash used in financing activities	(47,072)	(6,122)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	12,327	27,645
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	61,084	70,201
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$73,411	$97,846

The accompanying notes are an integral part of these statements.

Washington Prime Group Inc.
Unaudited Consolidated Statements of Equity
(dollars in thousands, except per share/unit amounts)

	For the Three Months Ended September 30, 2019
	Preferred Series H	Preferred Series I	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Non- Controlling Interests	Total Equity	Redeemable Non-Controlling Interests
Balance, June 30, 2019	$104,251	$98,325	$19	$1,251,319	$(573,611)	$(5,932)	$874,371	$124,790	$999,161	$3,265
Redemption of limited partner units	—	—	—	—	—	—	—	(124)	(124)	—
Other	—	—	—	(9)	—	—	(9)	—	(9)	—
Equity-based compensation	—	—	—	2,142	—	—	2,142	—	2,142	—
Adjustments to noncontrolling interests	—	—	—	(300)	—	—	(300)	300	—	—
Distributions on common shares/units ($0.25 per common share/unit)	—	—	—	—	(47,272)	—	(47,272)	(8,679)	(55,951)	—
Distributions declared on preferred shares	—	—	—	—	(3,508)	—	(3,508)	—	(3,508)	—
Other comprehensive loss	—	—	—	—	—	(1,916)	(1,916)	(347)	(2,263)	—
Net loss, excluding $60 of distributions to preferred unitholders	—	—	—	—	(913)	—	(913)	(812)	(1,725)	—
Balance, September 30, 2019	$104,251	$98,325	$19	$1,253,152	$(625,304)	$(7,848)	$822,595	$115,128	$937,723	$3,265

	For the Nine Months Ended September 30, 2019
	Preferred Series H	Preferred Series I	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity	Non- Controlling Interests	Total Equity	Redeemable Non-Controlling Interests
Balance, December 31, 2018	$104,251	$98,325	$19	$1,247,639	$(456,924)	$6,400	$999,710	$148,561	$1,148,271	$3,265
Redemption of limited partner units	—	—	—	—	—	—	—	(143)	(143)	—
Other	—	—	—	(23)	—	—	(23)	—	(23)	—
Exercise of stock options	—	—	—	1	—	—	1	—	1	—
Equity-based compensation	—	—	—	5,885	—	—	5,885	37	5,922	—
Adjustments to noncontrolling interests	—	—	—	(350)	—	—	(350)	350	—	—
Distributions on common shares/units ($0.75 per common share/unit)	—	—	—	—	(141,522)	—	(141,522)	(26,113)	(167,635)	—
Distributions declared on preferred shares	—	—	—	—	(10,524)	—	(10,524)	—	(10,524)	—
Other comprehensive loss	—	—	—	—	—	(14,248)	(14,248)	(2,610)	(16,858)	—
Net loss, excluding $180 of distributions to preferred unitholders	—	—	—	—	(16,334)	—	(16,334)	(4,954)	(21,288)	—
Balance, September 30, 2019	$104,251	$98,325	$19	$1,253,152	$(625,304)	$(7,848)	$822,595	$115,128	$937,723	$3,265
The accompanying notes are an integral part of this statement.

Washington Prime Group Inc.
Unaudited Consolidated Statements of Equity (Continued)
(dollars in thousands, except per share/unit amounts)

	For the Three Months Ended September 30, 2018
	Preferred Series H	Preferred Series I	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity	Non- Controlling Interests	Total Equity	Redeemable Non-Controlling Interests
Balance, June 30, 2018	$104,251	$98,325	$19	$1,244,211	$(418,472)	$12,403	$1,040,737	$156,139	$1,196,876	$3,265
Other	—	—	—	(7)	—	—	(7)	—	(7)	—
Equity-based compensation	—	—	—	1,864	—	—	1,864	186	2,050	—
Adjustments to noncontrolling interests	—	—	—	(125)	—	—	(125)	125	—	—
Distributions on common shares/units ($0.25 per common share/unit)	—	—	—	—	(46,962)	—	(46,962)	(8,689)	(55,651)	—
Distributions declared on preferred shares	—	—	—	—	(3,508)	—	(3,508)	—	(3,508)	—
Other comprehensive income	—	—	—	—	—	2,081	2,081	390	2,471	—
Net income, excluding $60 of distributions to preferred unitholders	—	—	—	—	3,971	—	3,971	84	4,055	—
Balance, September 30, 2018	$104,251	$98,325	$19	$1,245,943	$(464,971)	$14,484	$998,051	$148,235	$1,146,286	$3,265

	For the Nine Months Ended September 30, 2018
	Preferred Series H	Preferred Series I	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity	Non- Controlling Interests	Total Equity	Redeemable Non-Controlling Interests
Balance, December 31, 2017	$104,251	$98,325	$19	$1,240,483	$(350,594)	$6,920	$1,099,404	$167,718	$1,267,122	$3,265
Cumulative effect of accounting standards	—	—	—	(389)	1,890	584	2,085	389	2,474	—
Redemption of limited partner units	—	—	—	—	—	—	—	(25)	(25)	—
Other	—	—	—	(96)	—	—	(96)	—	(96)	—
Equity-based compensation	—	—	—	5,635	—	—	5,635	676	6,311	—
Adjustments to noncontrolling interests	—	—	—	310	—	—	310	(310)	—	—
Distributions on common shares/units ($0.75 per common share/unit)	—	—	—	—	(140,832)	—	(140,832)	(26,073)	(166,905)	—
Distributions declared on preferred shares	—	—	—	—	(10,524)	—	(10,524)	—	(10,524)	—
Other comprehensive income	—	—	—	—	—	6,980	6,980	1,310	8,290	—
Net income, excluding $180 of distributions to preferred unitholders	—	—	—	—	35,089	—	35,089	4,550	39,639	—
Balance, September 30, 2018	$104,251	$98,325	$19	$1,245,943	$(464,971)	$14,484	$998,051	$148,235	$1,146,286	$3,265

The accompanying notes are an integral part of this statement.

Washington Prime Group, L.P.
Unaudited Consolidated Balance Sheets
(dollars in thousands, except unit amounts)

	September 30, 2019	December 31, 2018
ASSETS:
Investment properties at cost	$5,940,970	$5,914,705
Less: accumulated depreciation	2,408,980	2,283,764
	3,531,990	3,630,941
Cash and cash equivalents	36,003	42,542
Tenant receivables and accrued revenue, net	76,708	85,463
Investment in and advances to unconsolidated entities, at equity	418,105	433,207
Deferred costs and other assets	165,352	169,135
Total assets	$4,228,158	$4,361,288
LIABILITIES:
Mortgage notes payable	$1,170,129	$983,269
Notes payable	956,716	982,697
Unsecured term loans	686,359	685,509
Revolving credit facility	213,859	286,002
Accounts payable, accrued expenses, intangibles, and deferred revenues	241,569	253,862
Distributions payable	3,117	2,992
Cash distributions and losses in unconsolidated entities, at equity	15,421	15,421
Total liabilities	3,287,170	3,209,752
Redeemable noncontrolling interests	3,265	3,265
EQUITY:
Partners' Equity:
General partner
Preferred equity, 7,800,000 units issued and outstanding as of September 30, 2019 and December 31, 2018	202,576	202,576
Common equity, 186,599,793 and 186,074,461 units issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	620,019	797,134
Total general partners' equity	822,595	999,710
Limited partners, 34,714,281 and 34,755,660 units issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	114,122	147,493
Total partners' equity	936,717	1,147,203
Noncontrolling interests	1,006	1,068
Total equity	937,723	1,148,271
Total liabilities, redeemable noncontrolling interests and equity	$4,228,158	$4,361,288

The accompanying notes are an integral part of these statements.

Washington Prime Group, L.P.
Unaudited Consolidated Statements of Operations and Comprehensive (Loss) Income
(dollars in thousands, except per unit amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
REVENUE:
Rental income	$154,611	$174,449	$474,114	$517,309
Other income	6,593	4,970	17,347	17,221
Total revenues	161,204	179,419	491,461	534,530
EXPENSES:
Property operating	39,007	37,885	114,868	110,196
Depreciation and amortization	70,948	71,010	209,142	196,100
Real estate taxes	19,014	22,145	61,006	65,280
Advertising and promotion	2,323	1,875	6,241	5,886
General and administrative	12,210	9,124	39,459	29,969
Ground rent	215	197	613	592
Impairment loss	28,936	—	28,936	—
Total operating expenses	172,653	142,236	460,265	408,023

Interest expense, net	(38,833)	(36,582)	(114,806)	(105,627)
Gain on disposition of interests in properties, net	9,825	3,864	26,056	20,108
Gain on extinguishment of debt, net	38,913	—	38,913	—
Income and other taxes	120	227	(465)	(859)
Loss from unconsolidated entities, net	(241)	(577)	(2,002)	(310)
NET (LOSS) INCOME ATTRIBUTABLE TO UNITHOLDERS	(1,665)	4,115	(21,108)	39,819
Less: Preferred unit distributions	(3,568)	(3,568)	(10,704)	(10,704)
NET (LOSS) INCOME ATTRIBUTABLE TO COMMON UNITHOLDERS	$(5,233)	$547	$(31,812)	$29,115

NET (LOSS) INCOME ATTRIBUTABLE TO COMMON UNITHOLDERS:
General partner	$(4,421)	$463	$(26,858)	$24,565
Limited partners	(812)	84	(4,954)	4,550
Net (loss) income attributable to common unitholders	$(5,233)	$547	$(31,812)	$29,115

(LOSS) EARNINGS PER COMMON UNIT, BASIC & DILUTED	$(0.02)	$0.00	$(0.14)	$0.13

COMPREHENSIVE (LOSS) INCOME:
Net (loss) income	$(1,665)	$4,115	$(21,108)	$39,819
Unrealized (loss) income on interest rate derivative instruments, net	(2,263)	2,471	(16,858)	8,290
Comprehensive (loss) income	$(3,928)	$6,586	$(37,966)	$48,109

The accompanying notes are an integral part of these statements.

Washington Prime Group, L.P.
Unaudited Consolidated Statements of Cash Flows
(dollars in thousands)

	For the Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(21,108)	$39,819
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization, including fair value rent, fair value debt, deferred financing costs and equity-based compensation	209,945	195,678
Gain on extinguishment of debt, net	(38,913)	—
Gain on disposition of interests in properties and outparcels, net	(26,056)	(20,108)
Impairment loss	28,936	—
Change in estimate of collectibility of rental income	5,884	4,454
Loss from unconsolidated entities, net	2,002	310
Distributions of income from unconsolidated entities	1,812	3,363
Changes in assets and liabilities:
Tenant receivables and accrued revenue, net	5,996	9,563
Deferred costs and other assets	(6,524)	(21,164)
Accounts payable, accrued expenses, deferred revenues and other liabilities	(24,059)	(20,106)
Net cash provided by operating activities	137,915	191,809
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	—	(80,108)
Capital expenditures, net	(119,646)	(112,094)
Net proceeds from disposition of interests in properties and outparcels	33,237	27,931
Investments in unconsolidated entities	(13,837)	(17,127)
Distributions of capital from unconsolidated entities	21,730	23,356
Net cash used in investing activities	(78,516)	(158,042)
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to noncontrolling interest holders in properties	(66)	(5)
Redemption of limited partner units	(143)	(25)
Net proceeds from issuance of common units, including equity-based compensation plans	1	—
Distributions to unitholders	(178,148)	(177,604)
Proceeds from issuance of debt, net of transaction costs	503,442	678,563
Repayments of debt	(372,008)	(507,051)
Other financing activities	(150)	—
Net cash used in financing activities	(47,072)	(6,122)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	12,327	27,645
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	61,084	70,201
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$73,411	$97,846

The accompanying notes are an integral part of these statements.

Washington Prime Group, L.P.
Unaudited Consolidated Statements of Equity
(dollars in thousands, except per unit amounts)

	For the Three Months Ended September 30, 2019
	General Partner
	Preferred	Common	Total	Limited Partners	Total Partners' Equity	Non- Controlling Interests	Total Equity	Redeemable Non-Controlling Interests
Balance, June 30, 2019	$202,576	$671,795	$874,371	$123,784	$998,155	$1,006	$999,161	$3,265
Redemption of limited partner units	—	—	—	(124)	(124)	—	(124)	—
Other	—	(9)	(9)	—	(9)	—	(9)	—
Equity-based compensation	—	2,142	2,142	—	2,142	—	2,142	—
Adjustments to limited partners' interests	—	(300)	(300)	300	—	—	—	—
Distributions on common units ($0.25 per common unit)	—	(47,272)	(47,272)	(8,679)	(55,951)	—	(55,951)	—
Distributions declared on preferred units	(3,508)	—	(3,508)	—	(3,508)	—	(3,508)	(60)
Other comprehensive loss	—	(1,916)	(1,916)	(347)	(2,263)	—	(2,263)	—
Net income (loss)	3,508	(4,421)	(913)	(812)	(1,725)	—	(1,725)	60
Balance, September 30, 2019	$202,576	$620,019	$822,595	$114,122	$936,717	$1,006	$937,723	$3,265

	For the Nine Months Ended September 30, 2019
	General Partner
	Preferred	Common	Total	Limited Partners	Total Partners' Equity	Non- Controlling Interests	Total Equity	Redeemable Non-Controlling Interests
Balance, December 31, 2018	$202,576	$797,134	$999,710	$147,493	$1,147,203	$1,068	$1,148,271	$3,265
Redemption of limited partner units	—	—	—	(143)	(143)	—	(143)	—
Other	—	(23)	(23)	—	(23)	—	(23)	—
Exercise of stock options	—	1	1	—	1	—	1	—
Equity-based compensation	—	5,885	5,885	37	5,922	—	5,922	—
Adjustments to limited partners' interests	—	(350)	(350)	350	—	—	—	—
Distributions on common units ($0.75 per common unit)	—	(141,522)	(141,522)	(26,051)	(167,573)	(62)	(167,635)	—
Distributions declared on preferred units	(10,524)	—	(10,524)	—	(10,524)	—	(10,524)	(180)
Other comprehensive loss	—	(14,248)	(14,248)	(2,610)	(16,858)	—	(16,858)	—
Net income (loss)	10,524	(26,858)	(16,334)	(4,954)	(21,288)	—	(21,288)	180
Balance, September 30, 2019	$202,576	$620,019	$822,595	$114,122	$936,717	$1,006	$937,723	$3,265
The accompanying notes are an integral part of this statement.

Washington Prime Group, L.P.
Unaudited Consolidated Statements of Equity (Continued)
(dollars in thousands, except per unit amounts)

	For the Three Months Ended September 30, 2018
	General Partner
	Preferred	Common	Total	Limited Partners	Total Partners' Equity	Non- Controlling Interests	Total Equity	Redeemable Non-Controlling Interests
Balance, June 30, 2018	$202,576	$838,161	$1,040,737	$155,086	$1,195,823	$1,053	$1,196,876	$3,265
Other	—	(7)	(7)	—	(7)	—	(7)	—
Equity-based compensation	—	1,864	1,864	186	2,050	—	2,050	—
Adjustments to limited partners' interests	—	(125)	(125)	125	—	—	—	—
Distributions on common units ($0.25 per common unit)	—	(46,962)	(46,962)	(8,689)	(55,651)	—	(55,651)	—
Distributions declared on preferred units	(3,508)	—	(3,508)	—	(3,508)	—	(3,508)	(60)
Other comprehensive income	—	2,081	2,081	390	2,471	—	2,471	—
Net income	3,508	463	3,971	84	4,055	—	4,055	60
Balance, September 30, 2018	$202,576	$795,475	$998,051	$147,182	$1,145,233	$1,053	$1,146,286	$3,265

	For the Nine Months Ended September 30, 2018
	General Partner
	Preferred	Common	Total	Limited Partners	Total Partners' Equity	Non- Controlling Interests	Total Equity	Redeemable Non-Controlling Interests
Balance, December 31, 2017	$202,576	$896,828	$1,099,404	$166,660	$1,266,064	$1,058	$1,267,122	$3,265
Cumulative effect of accounting standards	—	2,085	2,085	389	2,474	—	2,474	—
Redemption of limited partner units	—	—	—	(25)	(25)	—	(25)	—
Other	—	(96)	(96)	—	(96)	—	(96)	—
Equity-based compensation	—	5,635	5,635	676	6,311	—	6,311	—
Adjustments to limited partners' interests	—	310	310	(310)	—	—	—	—
Distributions on common units ($0.75 per common unit)	—	(140,832)	(140,832)	(26,068)	(166,900)	(5)	(166,905)	—
Distributions declared on preferred units	(10,524)	—	(10,524)	—	(10,524)	—	(10,524)	(180)
Other comprehensive income	—	6,980	6,980	1,310	8,290	—	8,290	—
Net income	10,524	24,565	35,089	4,550	39,639	—	39,639	180
Balance, September 30, 2018	$202,576	$795,475	$998,051	$147,182	$1,145,233	$1,053	$1,146,286	$3,265

The accompanying notes are an integral part of this statement.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

1.	Organization
Washington Prime Group Inc. (“WPG Inc.”) is an Indiana corporation that operates as a fully integrated, self‑administered and self‑managed real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended (the "Code"). WPG Inc. will generally qualify as a REIT for U.S. federal income tax purposes as long as it continues to distribute at least 90% of its REIT taxable income and satisfy certain other requirements. WPG Inc. will generally be allowed a deduction against its U.S. federal income tax liability for dividends paid by it to REIT shareholders, thereby reducing or eliminating any corporate level taxation to WPG Inc. Washington Prime Group, L.P. (“WPG L.P.”) is WPG Inc.'s majority‑owned limited partnership subsidiary that owns, develops and manages, through its affiliates, all of WPG Inc.'s real estate properties and other assets. WPG Inc. is the sole general partner of WPG L.P. As of September 30, 2019, our assets consisted of material interests in 107 shopping centers in the United States, consisting of open air properties and enclosed retail properties, comprised of approximately 56 million square feet of managed gross leasable area.
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
Severance
On February 5, 2019, the Company's Executive Vice President, Head of Open Air Centers was terminated without cause from his position and received severance payments and other benefits pursuant to the terms and conditions of his employment agreement. In addition, the Company terminated, without cause, additional non-executive personnel in the Property Management department as part of an effort to reduce overhead costs. In connection with and as part of the aforementioned management changes, the Company recorded aggregate severance charges of $1.9 million, including $0.1 million of non-cash stock compensation in the form of accelerated vesting of equity incentive awards, which costs are included in general and administrative expense in the accompanying consolidated statements of operations and comprehensive (loss) income for the nine months ended September 30, 2019.
On March 18, 2019, the Company's Executive Vice President, Development notified the Company of his resignation. The effective date of his resignation was March 28, 2019. There were no severance payments or accelerated vesting of stock compensation benefits in connection with this separation.
On May 7, 2018, the Company's Executive Vice President, Property Management was terminated without cause from his position and received severance payments and other benefits pursuant to the terms and conditions of his employment agreement. In addition, the Company terminated without cause additional non-executive personnel in the Property Management department. In connection with and as part of the aforementioned management and personnel changes, the Company recorded aggregate severance charges of $2.0 million, including $0.5 million of non-cash stock compensation in the form of accelerated vesting of equity incentive awards, which costs are included in general and administrative expense in the accompanying consolidated statements of operations and comprehensive (loss) income for the nine months ended September 30, 2018.

2.	Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The consolidated balance sheets as of September 30, 2019 and December 31, 2018 include the accounts of WPG Inc. and WPG L.P., as well as their majority owned and controlled subsidiaries. The accompanying consolidated statements of operations include the consolidated accounts of the Company. All intercompany transactions have been eliminated in consolidation. Due to the seasonal nature of certain operational activities, the results for the interim period ended September 30, 2019 are not necessarily indicative of the results to be expected for the full year.

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
During the nine months ended September 30, 2019, we sold our interest in undeveloped land that was previously identified as a VIE. As of September 30, 2019, we have one VIE, which consists of our interest in WPG L.P. During the nine months ended September 30, 2019, we did not provide financial or other support to a previously identified VIE that we were not previously contractually obligated to provide.
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
As of September 30, 2019, our assets consisted of material interests in 107 shopping centers. The consolidated financial statements as of that date reflect the consolidation of 90 wholly owned properties and four additional properties that are less than wholly owned, but which we control or for which we are the primary beneficiary. We account for our interests in the remaining 13 properties, or the joint venture properties, using the equity method of accounting. While we manage the day-to-day operations of the joint venture properties, we do not control the operations as we have determined that our partner or partners have substantive participating rights with respect to the assets and operations of these joint venture properties (see Note 5 - "Investment in Unconsolidated Entities, at Equity" for further details).
We allocate net operating results of WPG L.P. to third parties and to WPG Inc. based on the partners' respective weighted average ownership interests in WPG L.P. Net operating results of WPG L.P. attributable to third parties are reflected in net (loss) income attributable to noncontrolling interests. WPG Inc.'s weighted average ownership interest in WPG L.P. was 84.4% for both the nine months ended September 30, 2019 and 2018. As of September 30, 2019 and December 31, 2018, WPG Inc.'s ownership interest in WPG L.P. was 84.5% and 84.4%, respectively. We adjust the noncontrolling limited partners' interests at the end of each period to reflect their interest in WPG L.P.

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

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

From a lessor perspective, the new guidance remained mostly similar to legacy GAAP as the Company elected the practical expedient to not separate non-lease components from lease components. This election resulted in a change on the Company's consolidated statements of operations and comprehensive (loss) income as the Company no longer presents minimum rents, overage rents, and tenant reimbursements as separate line items because the Company now accounts for these line items as a single combined lease component, rental income, on the basis of the lease component being the predominant component of the contract. As such, non-lease components, including common-area ("CAM") revenues, are now combined with lease components and are recognized on a straight-line basis to the extent the non-lease components are fixed. Additionally, ASU 2016-02 required the Company to recognize a change, after the commencement date, in their assessment of whether the collectibility of an operating lease receivable as probable as an adjustment to rental income rather than as a provision for credit losses. This requirement resulted in a change on the Company's consolidated statements of operations and comprehensive (loss) income as the Company no longer presents provision for credit losses as a separate line item and the adjustment is now recorded as a reduction to rental income. ASU 2016-02 also introduced certain changes to the lease classification rules for lessors. Accordingly, some leases may be classified as sales-type leases in the future. This change is not expected to have a material impact on the Company's financial statements. Finally, ASU 2016-02 disallowed the capitalization of internal leasing costs and legal costs, unless said costs are incremental to obtaining the lease contract, resulting in an increase in the Company's general and administrative expenses. For the three and nine months ended September 30, 2018, we capitalized approximately $4.3 million and $13.0 million of internal legal and leasing costs, respectively, that would no longer qualify for capitalization under the new standard. The Company elected to use the practical expedient in transition to not re-evaluate costs that were previously capitalized.
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
In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses," which introduced new guidance for an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale debt securities and provides a simplified accounting model for purchased financial assets with credit deterioration since their origination. Instruments in scope include loans, held-to-maturity debt securities, and net investments in leases as well as reinsurance and trade receivables. In November 2018, the FASB issued ASU 2018-19, which clarifies that operating lease receivables are outside the scope of the new standard. This standard will be effective for fiscal years beginning after December 15, 2019. We are currently evaluating the impact this ASU will have, if any, on our financial statements.
Reclassifications
Reclassifications were made to conform prior periods to our presentation of the consolidated statements of operations and comprehensive (loss) income due to the impact of adopting ASU 2016-02. Amounts previously disclosed as minimum rent, tenant reimbursements, and overage rent during the three and nine months ended September 30, 2018 are now included in rental income and will no longer be presented as separate line items. Additionally, termination income of $0.2 million and $2.2 million, which was previously disclosed in other income, and provision for credit losses of $0.5 million and $4.5 million, which was previously disclosed as a separate line item during the three and nine months ended September 30, 2018, respectively, were also reclassified to rental income for comparability of prior periods to the current period.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

Reconciliation of Cash, Cash Equivalents, and Restricted Cash
The following is a summary of our beginning and ending cash, cash equivalents and restricted cash totals as presented in our statements of cash flows for the nine months ended September 30, 2019 and 2018:

	Balance at September 30,		Balance at December 31,
	2019	2018	2018	2017
Cash and cash equivalents	$36,003	$73,107	$42,542	$52,019
Restricted cash	37,408	24,739	18,542	18,182
Total cash, cash equivalents and restricted cash	$73,411	$97,846	$61,084	$70,201

Restricted cash primarily relates to cash held in escrow for payment of real estate taxes and property reserves for maintenance, expansion or leasehold improvements as required by our mortgage loans. Restricted cash is included in "Deferred costs and other assets" in the accompanying balance sheets as of September 30, 2019 and December 31, 2018.

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

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

2019 Dispositions
We are party to two separate purchase and sale agreements to sell certain outparcels to FCPT Acquisitions, LLC ("Four Corners"). The following table summarizes the key terms of each of the closings that occurred during the nine months ended September 30, 2019:

Sales Date	Parcels Sold	Purchase Price	Sales Proceeds
January 18, 2019	8	$9,435	$9,364
February 11, 2019	1	2,766	2,720
April 3, 2019	1	2,048	2,016
June 28, 2019	3	3,050	3,031
August 1, 2019	1	1,210	1,199
August 29, 2019	1	3,397	3,394
September 16, 2019	1	3,205	3,118
September 27, 2019	2	4,412	4,377
	18	$29,523	$29,219

The Company expects to close on most of the approximately $13.0 million of remaining outparcels from the first purchase and sale agreement during 2019, subject to due diligence and closing conditions, and the Company expects to close on the majority of the remaining $33.1 million from the second purchase and sale agreement in 2020, subject to due diligence and closing conditions. Additionally, during the nine months ended September 30, 2019, the Company sold certain undeveloped land parcels for an aggregate purchase price of $4.4 million, receiving net proceeds of $4.0 million. The net proceeds from the disposition activities were generally used to fund ongoing redevelopment efforts and for general corporate purposes.
In connection with the 2019 disposition activities, the Company recorded gains of $9.8 million and $26.1 million for the three and nine months ended September 30, 2019, respectively, which are included in gain on disposition of interests in properties, net in the accompanying consolidated statements of operations and comprehensive (loss) income.
2018 Dispositions
The following table summarizes the key terms of each of the closings with Four Corners that occurred during the nine months ended September 30, 2018:

Sales Date	Parcels Sold	Purchase Price	Sales Proceeds
January 12, 2018	10	$13,692	$13,506
June 29, 2018	5	9,503	9,423
July 27, 2018	2	4,607	4,530
	17	$27,802	$27,459

The net proceeds were used to fund a portion of the acquisition of the Sears parcels on April 11, 2018, as discussed above, to fund ongoing redevelopment efforts and for general corporate purposes. In connection with the 2018 disposition activities, the Company recorded net gains of $3.9 million and $20.1 million and for the three and nine months ended September 30, 2018, respectively, which is included in gain on disposition of interests in properties, net in the accompanying consolidated statements of operations and comprehensive (loss) income.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

Impairment
During the three and nine months ended September 30, 2019, and in connection with the preparation of the financial statements included in this report, we recorded an impairment charge of approximately $28.9 million related to Chautauqua Mall, located in Lakewood, New York, Matteson Plaza, located in Matteson, Illinois, and New Towne Mall, located in New Philadelphia, Ohio.
In the case of Chautauqua Mall and New Towne Mall, the impairment charge was attributed to declines in the estimated undiscounted cash flows which resulted in the carrying value of each property not being recoverable. The fair value of each property was based on the respective discounted estimated future cash flows of each property, using a discount rate of 18.5% and a terminal capitalization rate of 15.5%, which were determined using management's assessment of the property operating performance and general market conditions (Level 3 inputs).
As it relates to Matteson Plaza, the impairment charge was due to the change in facts and circumstances when we decided to hold the asset for a shorter period which resulted in the carrying value not being recoverable from the projected cash flows. The fair value was based on a recently negotiated purchase and sale agreement with a potential buyer (Level 1 input). Except as described above, the Company recorded no additional impairment charges during the three and nine months ended September 30, 2019.

5.	Investment in Unconsolidated Entities, at Equity
The Company's investment activity in unconsolidated real estate entities during the nine months ended September 30, 2019 and September 30, 2018 consisted of investments in the following material joint ventures:

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
This investment consists of a 45% legal interest held by the Company in Seminole Towne Center, an approximate 1.1 million square foot enclosed regional retail property located in the Orlando, Florida area. The Company has no effective financial interest in this property due to preferences. We retain management, leasing, and development responsibilities for the Seminole Joint Venture.
Individual agreements specify which services the Company is to provide to each joint venture. The Company, through its affiliates, provides management, development, construction, marketing, leasing and legal services for a fee to the joint ventures as noted above. We recorded fee income of $3.2 million and $8.7 million for the three and nine months ended September 30, 2019, respectively, and $2.6 million and $7.0 million for the three and nine months ended September 30, 2018, respectively, which are included in other income in the accompanying consolidated statements of operations and comprehensive (loss) income. Advances to the joint ventures totaled $0.5 million and $5.3 million as of September 30, 2019 and December 31, 2018, respectively, which are included in investment in and advances to unconsolidated entities, at equity in the accompanying consolidated balance sheets. Management deems this balance to be collectible and anticipates repayment within one year.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

The following table presents the combined statements of operations for the O'Connor Joint Venture I, the O'Connor Joint Venture II, the Seminole Joint Venture, and an indirect 12.5% ownership interest in certain other real estate for the three and nine months ended September 30, 2019 and 2018:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Total revenues	$66,173	$66,206	$195,812	$195,317
Operating expenses	27,597	26,548	81,419	78,822
Depreciation and amortization	26,451	26,204	77,787	74,029
Operating income	12,125	13,454	36,606	42,466
Loss on sale of interests in properties	—	(467)	(1,289)	(467)
Interest expense, taxes, and other, net	(13,249)	(12,939)	(39,232)	(38,927)
Net (loss) income of the Company's unconsolidated real estate entities	$(1,124)	$48	$(3,915)	$3,072

Loss from the Company's unconsolidated real estate entities	$(241)	$(577)	$(2,002)	$(310)

The following table presents the combined balance sheets for the O'Connor Joint Venture I, O'Connor Joint Venture II, the Seminole Joint Venture, and an indirect 12.5% ownership interest in certain other real estate as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Assets:
Investment properties at cost, net	$1,920,084	$1,964,699
Construction in progress	33,927	21,019
Cash and cash equivalents	41,856	43,169
Tenant receivables and accrued revenue, net	29,106	31,661
Deferred costs and other assets (1)	309,190	147,481
Total assets	$2,334,163	$2,208,029
Liabilities and Members’ Equity:
Mortgage notes payable	$1,285,286	$1,292,801
Accounts payable, accrued expenses, intangibles, and deferred revenues(2)	296,135	137,073
Total liabilities	1,581,421	1,429,874
Members’ equity	752,742	778,155
Total liabilities and members’ equity	$2,334,163	$2,208,029
Our share of members’ equity, net	$385,213	$396,229

Our share of members’ equity, net	$385,213	$396,229
Advances and excess investment	17,471	21,557
Net investment in and advances to unconsolidated entities, at equity(3)	$402,684	$417,786

(1)
Includes value of acquired in-place leases and acquired above-market leases with a net book value of $81,939 and $91,609 as of September 30, 2019 and December 31, 2018, respectively. Additionally, includes ROU assets of $172,905 related to ground leases for which our joint ventures are the lessees as of September 30, 2019.

(2)
Includes the net book value of below market leases of $47,648 and $57,392 as of September 30, 2019 and December 31, 2018, respectively. Additionally, includes lease liabilities of $172,905 related to ground leases for which our joint ventures are the lessees as of September 30, 2019.

(3)
Includes $418,105 and $433,207 of investment in and advances to unconsolidated entities, at equity as of September 30, 2019 and December 31, 2018, respectively, and $15,421 of cash distributions and losses in unconsolidated entities, at equity as of September 30, 2019 and December 31, 2018.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

6.	Indebtedness
Mortgage Debt
Total mortgage indebtedness at September 30, 2019 and December 31, 2018 was as follows:

	September 30, 2019	December 31, 2018
Face amount of mortgage loans	$1,171,508	$980,276
Fair value adjustments, net	4,038	5,764
Debt issuance cost, net	(5,417)	(2,771)
Carrying value of mortgage loans	$1,170,129	$983,269

A roll forward of mortgage indebtedness from December 31, 2018 to September 30, 2019 is summarized as follows:

Balance at December 31, 2018	$983,269
Debt borrowings, net of issuance costs	293,442
Debt canceled upon lender foreclosures, net of debt issuance costs	(45,160)
Debt amortization payments	(13,367)
Repayment of debt	(47,175)
Amortization of fair value and other adjustments	(1,726)
Amortization of debt issuance costs	846
Balance at September 30, 2019	$1,170,129

On September 16, 2019, an affiliate of WPG Inc. repaid its existing $47.2 million, 7.50% fixed rate cross-defaulted and cross-collateralized pool of mortgages that encumbered Forest Plaza, located in Rockford, Illinois; Lakeline Plaza, located in Cedar Park, Texas; Muncie Towne Plaza, located in Muncie, Indiana; and White Oaks Plaza, located in Springfield, Illinois, which was scheduled to mature on October 16, 2019. Simultaneously, the Company closed on a new $117.0 million, 3.67% fixed rate cross-defaulted and cross-collateralized pool of mortgages encumbering the same properties. The new loan requires monthly interest-only payments and will mature on October 1, 2029.
On July 1, 2019, the $45.2 million mortgage on Towne West Square, located in Wichita, Kansas, was canceled upon a deed-in-lieu of foreclosure agreement (see "Covenants" section below for additional details).
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
On April 1, 2019, the Company exercised the first of two options to extend the maturity of the $52.0 million mortgage note payable on Town Center at Aurora for one year. The extended maturity date is April 1, 2020, subject to a one-year extension available at our option subject to compliance with the terms of the underlying loan agreement and payment of customary extension fees. Pursuant to the terms of the extension option, the Company entered into a derivative swap agreement to fix the interest rate of the note payable at one-month LIBOR plus 2.27% per annum through both extension periods. At September 30, 2019, the interest rate on the note payable was 4.28%.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

Unsecured Debt
During the nine months ended September 30, 2019, Fitch Ratings, Moody's Investor Service, and S&P Global Ratings lowered their credit rating on WPG L.P.'s unsecured long-term indebtedness, which increased interest rates on our Facility (effective May 2, 2019), December 2015 Term Loan (effective February 15, 2019), and Senior Notes due 2024 (effective August 15, 2019) (see below definitions to these for capitalized terms). Due to the downgrade and based upon current leverage levels, as of September 30, 2019, our Revolver bears interest at LIBOR plus 1.80% (an increase of 55 basis points), our Term Loan bears interest at LIBOR plus 2.10% (an increase of 55 basis points), and our December 2015 Term Loan bears interest at LIBOR plus 2.35% (an increase of 55 basis points). Our Senior Notes due 2024 bear interest at 6.450% (an increase of 50 basis points).
During the three and nine months ended September 30, 2019, the Company retired $29.1 million outstanding principal on the Senior Notes due 2024 and recognized a gain of approximately $1.2 million, which is recorded in gain on extinguishment of debt, net in the accompanying consolidated statements of operations and comprehensive (loss) income for the period then ended.
The following table identifies our total unsecured debt outstanding at September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Notes payable:
Face amount - the Exchange Notes(1)	$250,000	$250,000
Face amount - Senior Notes due 2024(2)	720,900	750,000
Debt discount, net	(8,234)	(9,680)
Debt issuance costs, net	(5,950)	(7,623)
Total carrying value of notes payable	$956,716	$982,697

Unsecured term loans:(7)
Face amount - Term Loan(3)(4)	$350,000	$350,000
Face amount - December 2015 Term Loan(5)	340,000	340,000
Debt issuance costs, net	(3,641)	(4,491)
Total carrying value of unsecured term loans	$686,359	$685,509

Revolving credit facility:(3)(6)
Face amount	$217,000	$290,000
Debt issuance costs, net	(3,141)	(3,998)
Total carrying value of revolving credit facility	$213,859	$286,002
(1) The Exchange Notes were issued at a 0.028% discount, bear interest at 3.850% per annum and mature on April 1, 2020.
(2) The Senior Notes due 2024 were issued at a 1.533% discount, bore interest at 5.950% per annum through August 14, 2019, at which time the interest rate increased to 6.450% per annum due to the credit downgrade. The Senior Notes due 2024 mature on August 15, 2024. The interest rate could vary in the future based upon changes to the Company's credit ratings.
(3) The unsecured revolving credit facility, or "Revolver" and unsecured term loan, or "Term Loan" are collectively known as the "Facility."
(4) The Term Loan bears interest at one-month LIBOR plus 2.10% per annum and will mature on December 30, 2022. We have interest rate swap agreements totaling $250.0 million, which effectively fix the interest rate on a portion of the Term Loan at 4.86% through June 30, 2021. At September 30, 2019, the applicable interest rate on the unhedged portion of the Term Loan was one-month LIBOR plus 2.10% or 4.12%.
(5) The December 2015 Term Loan bears interest at one-month LIBOR plus 2.35% per annum and will mature on January 10, 2023. We have interest rate swap agreements totaling $340.0 million which effectively fix the interest rate at 4.06% per annum through maturity.
(6) The Revolver provides borrowings on a revolving basis up to $650.0 million, bears interest at one-month LIBOR plus 1.80%, and will initially mature on December 30, 2021, subject to two six month extensions available at our option subject to compliance with terms of the Facility and payment of a customary extension fee. At September 30, 2019, we had an aggregate available borrowing capacity of $432.8 million under the Revolver, net of $0.2 million reserved for outstanding letters of credit. At September 30, 2019, the applicable interest rate on the Revolver was one-month LIBOR plus 1.80% or 3.82%. The interest rate on the Revolver may vary in the future based upon the Company's credit rating and leveraged levels.
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

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

Covenants
Our unsecured debt agreements contain financial and other covenants. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender including adjustments to the applicable interest rate. As of September 30, 2019, management believes the Company is in compliance with all covenants of its unsecured debt.
The total balance of mortgages was approximately $1.2 billion as of September 30, 2019. At September 30, 2019, certain of our consolidated subsidiaries were the borrowers under 21 non-recourse loans and two full-recourse loans secured by mortgages encumbering 26 properties, including one separate pool of cross-defaulted and cross-collateralized mortgages encumbering a total of four properties. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt instruments contain financial and other non-financial covenants which are specific to the properties which serve as collateral for that debt. If the borrower fails to comply with these covenants, the lender could accelerate the debt and enforce its right against their collateral. Our existing non-recourse mortgage loans generally prohibit our subsidiaries that are borrowers thereunder from incurring additional indebtedness, subject to certain customary and limited exceptions. In addition, certain of these instruments limit the ability of the applicable borrower's parent entity from incurring mezzanine indebtedness unless certain conditions are satisfied, including compliance with maximum loan to value ratio and minimum debt service coverage ratio tests. Further, under certain of these existing agreements, if certain cash flow levels in respect of the applicable mortgaged property (as described in the applicable agreement) are not maintained for at least two consecutive quarters, the lender could accelerate the debt and enforce its right against its collateral.
On November 19, 2018, we received a notice of default letter, dated November 15, 2018, from the special servicer to the borrower, a consolidated subsidiary of WPG L.P., concerning the $49.5 million mortgage loan secured by West Ridge Mall and West Ridge Plaza, located in Topeka, Kansas (collectively known as "West Ridge"). The notice was issued by the special servicer because the borrower did not make certain reserve repayments or deposits as required by the loan agreement for the aforementioned loan. On May 9, 2019, we received notification that a receiver had been appointed to manage and lease West Ridge. An affiliate of the Company still holds title to the property.
On April 11, 2018, we received a notice of default letter, dated April 6, 2018, from the special servicer to the borrower, a consolidated subsidiary of WPG L.P., concerning the $45.2 million mortgage loan secured by Towne West Square. The notice was issued by the special servicer because the borrower did not make certain reserve payments or deposits as required by the loan agreement for the aforementioned loan. On July 1, 2019, an affiliate of the Company transitioned the property to the lender and recorded a net gain of $37.7 million, which is included in gain on extinguishment of debt, net in the accompanying consolidated statements of operations and comprehensive (loss) income for the three and nine months ended September 30, 2019.
At September 30, 2019, management believes the applicable borrowers under our other non-recourse mortgage loans were in compliance with all covenants where non-compliance could individually, or giving effect to applicable cross-default provisions in the aggregate, have a material adverse effect on our financial condition, results of operations or cash flows. The Company has assessed each of the defaulted properties for impairment indicators and have concluded no impairment charges were warranted as of September 30, 2019.
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

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

The book value and fair value of these financial instruments and the related discount rate assumptions as of September 30, 2019 and December 31, 2018 are summarized as follows:

	September 30, 2019	December 31, 2018
Book value of fixed-rate mortgages(1)	$1,106,508	$915,276
Fair value of fixed-rate mortgages	$1,130,082	$928,129
Weighted average discount rates assumed in calculation of fair value for fixed-rate mortgages	4.21%	4.57%

Book value of fixed-rate unsecured debt(1)	$1,560,900	$1,590,000
Fair value of fixed-rate unsecured debt	$1,553,490	$1,485,672
Weighted average discount rates assumed in calculation of fair value for fixed-rate unsecured debt	5.29%	5.62%
(1) Excludes debt issuance costs and applicable debt discounts.

7.	Derivative Financial Instruments
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
Amounts reported in AOCI relate to derivatives that will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt. Realized gains or losses on settled derivative instruments included in AOCI are recognized as an adjustment to income over the term of the hedged debt transaction. During the next twelve months, the Company estimates that an additional $3.3 million will be reclassified as an increase to interest expense.
On March 29, 2019, the Company entered into one two-year swap, totaling $52.0 million with an effective date of April 1, 2019, pursuant to the terms of the extension option executed on the mortgage note payable loan at Town Center at Aurora. As of September 30, 2019, the Company had 11 outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk with a current notional value of $641.5 million.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the consolidated balance sheets as of September 30, 2019 and December 31, 2018:

Derivatives designated as hedging instruments:		Balance Sheet Location	September 30, 2019	December 31, 2018
Interest rate products	Asset derivatives	Deferred costs and other assets	$—	$9,306
Interest rate products	Liability derivatives	Accounts payable, accrued expenses, intangibles, and deferred revenue	$9,378	$1,913

The asset derivative instruments were reported at their fair value of $0 and $9,306 in deferred costs and other assets at September 30, 2019 and December 31, 2018, respectively, with a corresponding adjustment to OCI for the unrealized gains and losses (net of noncontrolling interest allocation). The liability derivative instruments were reported at their fair value of $9,378 and $1,913 at September 30, 2019 and December 31, 2018, respectively, with a corresponding adjustment to OCL for the unrealized gains and losses (net of noncontrolling interest allocation). Over time, the unrealized gains and losses held in AOCI will be reclassified to earnings. This reclassification will correlate with the recognition of the hedged interest payments in earnings.
The table below presents the effect of the Company's derivative financial instruments on the consolidated statements of comprehensive (loss) income for the three and nine months ended September 30, 2019 and 2018:

Derivatives in Cash Flow Hedging Relationships (Interest rate products)	Location of Gain or Loss Recognized in Income on Derivatives	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2019	2018	2019	2018
Amount of (Loss) or Gain Recognized in OCI on Derivative	Interest expense	$(2,099)	$2,534	$(15,619)	$10,381

Amount of Gain Reclassified from AOCI into Income	Interest expense	$(164)	$(63)	$(1,239)	$(2,091)
The table below presents the effect of the Company's derivative financial instruments on the consolidated statements of operations for the three and nine months ended September 30, 2019 and 2018:

Effect of Cash Flow Hedges on Consolidated Statements of Operations	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Total interest expense presented in the consolidated statements of operations in which the effects of cash flow hedges are recorded	$(38,833)	$(36,582)	$(114,806)	$(105,627)

Amount of gain reclassified from accumulated other comprehensive income into interest expense	$(164)	$(63)	$(1,239)	$(2,091)

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
As of September 30, 2019, the fair value of the derivatives in a net liability position, plus accrued interest but excluding any adjustment for nonperformance risk, related to these agreements was $9,378. As of September 30, 2019, the Company has not posted any collateral related to these agreements. The Company is not in default with any of these provisions as of September 30, 2019. If the Company had breached any of these provisions at September 30, 2019, it would have been required to settle its obligation under these agreements at their termination value of $9,378.

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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2019 and December 31, 2018, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
The tables below presents the Company’s net assets and (liabilities) measured at fair value as of September 30, 2019 and December 31, 2018 aggregated by the level in the fair value hierarchy within which those measurements fall:

	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2019
Derivative instruments, net	$—	$(9,378)	$—	$(9,378)

	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2018
Derivative instruments, net	$—	$7,393	$—	$7,393

8.	Rental Income
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
The following table summarizes our rental income for the three and nine months ended September 30, 2019 and 2018:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Operating lease payments, fixed	$135,046	$150,785	$417,395	$456,917
Operating lease payments, variable	19,220	19,313	53,679	54,193
Amortization of straight-line rent, inducements, and rent abatements	1,227	996	3,499	2,677
Net amortization/accretion of above and below-market leases	975	3,852	5,425	7,976
Change in estimate of collectibility of rental income	(1,857)	(497)	(5,884)	(4,454)
Total rental income	$154,611	$174,449	$474,114	$517,309

Future payments to be received under non-cancelable operating leases for each of the next five years and thereafter, excluding variable payments of tenant reimbursements, percentage or overage rents, and lease termination payments as of September 30, 2019 are as follows:

2019 (October - December)	$122,730
2020	448,442
2021	372,360
2022	311,494
2023	253,518
Thereafter	793,873
$2,302,417

9.	Equity
Exchange Rights
Subject to the terms of the limited partnership agreement of WPG L.P., limited partners in WPG L.P. have, at their option, the right to exchange all or any portion of their units for shares of WPG Inc. common stock on a one‑for‑one basis or cash, as determined by WPG Inc. Therefore, the common units held by limited partners are considered by WPG Inc. to be share equivalents and classified as noncontrolling interests within permanent equity, and classified by WPG L.P. as permanent equity. The amount of cash to be paid if the exchange right is exercised and the cash option is selected will be based on the market value of WPG Inc.'s common stock as determined pursuant to the terms of the WPG L.P. Partnership Agreement. At September 30, 2019, WPG Inc. had reserved 34,714,281 shares of common stock for possible issuance upon the exchange of units held by limited partners.
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

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

Stock Based Compensation
On May 28, 2014, the WPG Inc. Board of Directors (the "Board") adopted the Washington Prime Group, L.P. 2014 Stock Incentive Plan (the "2014 Plan"), which permitted the Company to grant awards to current and prospective directors, officers, employees and consultants of the Company or any affiliate. An aggregate of 10,000,000 shares of common stock were reserved for issuance, with a maximum number of awards to be granted to a participant in any calendar year of 500,000 shares/units. On May 16, 2019, the common shareholders of WPG Inc. approved the Washington Prime Group, L.P. 2019 Stock Incentive Plan (the "2019 Plan"), which replaced the 2014 Plan with respect to the issuance of new awards. The Board and its Compensation Committee (the "Committee") previously approved and adopted the 2019 Plan, subject to WPG Inc. common shareholder approval, during the Board and Committee's regular meetings in February 2019. An aggregate of 7,290,000 shares of common stock are reserved for issuance, excluding carryover shares from the 2014 Plan. Awards may be in the form of stock options, stock appreciation rights, restricted stock, restricted stock units ("RSUs") or other stock-based awards in WPG Inc., long term incentive units ("LTIP units" or "LTIPs") or performance units ("Performance LTIP Units") in WPG L.P. The 2019 Plan terminates on May 16, 2029.
The following is a summary by type of the awards that the Company issued during the nine months ended September 30, 2019 and September 30, 2018 under the 2014 Plan and 2019 Plan.
Annual Long-Term Incentive Awards
During the nine months ended September 30, 2019 and 2018, the Company approved the terms and conditions of the 2019 and 2018 annual awards (the "2019 Annual Long-Term Incentive Awards" and "2018 Long-Term Incentive Awards," respectively) for certain executive officers and employees of the Company. Under the terms of the awards program, each participant is provided the opportunity to receive (i) time-based RSUs and (ii) performance-based stock units ("PSUs"). RSUs represent a contingent right to receive one WPG Inc. common share for each vested RSU. RSUs will vest in one-third installments on each annual anniversary of the respective Grant Date (as referenced below), subject to the participant's continued employment with the Company through each vesting date and the participant's continued compliance with certain applicable covenants. During the service period, dividend equivalents will be paid with respect to the RSUs corresponding to the amount of any dividends paid by the Company to the Company's common shareholders for the applicable dividend payment dates. Compensation expense is recognized on a straight-line basis over the three year vesting term. Actual PSUs earned may range from 0%-150% of the PSUs allocated to the award recipient, based on the Company's total shareholder return ("TSR") compared to a peer group based on companies with similar assets and revenue over a three-year performance period that commenced on the respective Grant Date (as referenced below). During the performance period, dividend equivalents corresponding to the amount of any regular cash dividends paid by the Company to the Company’s common shareholders for the applicable dividend payment dates will accrue and be deemed reinvested in additional PSUs, which will be settled in common shares at the same time and only to the extent that the underlying PSU is earned and settled in common shares. Payout of the PSUs is also subject to the participant’s continued employment with the Company through the end of the performance period. The PSUs were valued through the use of a Monte Carlo model and the related compensation expense is recognized over the three-year performance period.
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

WPG Restricted Stock Units
During the nine months ended September 30, 2019 and 2018, the Company awarded 331,792 RSUs, with a grant date fair value of $1.5 million, and 225,440 RSUs, with a grant-date fair value of $1.5 million, respectively, to certain non-executive employees and non-employee members of the Board. The RSUs are service-based awards and the related fair value is expensed over the applicable service periods, except in instances that result in accelerated vesting due to severance arrangements or retirement of Board members.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

Stock Options
During the nine months ended September 30, 2019, no stock options were granted to employees, 391 stock options were exercised by employees and 66,053 stock options were canceled, forfeited or expired. As of September 30, 2019, there were 613,297 stock options outstanding.
During the nine months ended September 30, 2018, no stock options were granted to employees, no stock options were exercised by employees and 114,273 stock options were canceled, forfeited or expired.
Other Compensation Arrangements
On August 2, 2019, in connection with the execution of an employment agreement, the Committee granted Mr. Louis G. Conforti, the Company's Chief Executive Officer and Director, a retention award of 500,000 RSUs, with a grant date fair value of $1.8 million, and 500,000 PSUs, at target with a grant date fair value of $1.2 million, for his continued service through August 2, 2024. RSUs represent a contingent right to receive one WPG Inc. common share for each vested RSU. Dividend equivalents corresponding to the amount of any regular cash dividends paid by the Company to the Company’s common shareholders for the applicable dividend payment dates will accrue and be deemed reinvested in additional RSUs, which themselves will accrue dividend equivalents, and will be paid out if and when the underlying RSU vests. The RSUs will vest in one-third installments on August 2, 2022, 2023, and 2024, subject to Mr. Conforti's continued employment through such applicable date. Compensation expense is recognized on a straight-line basis over the five year vesting term.
Actual PSUs earned may range from 0%-200% of the PSUs awarded based on the Company's annualized TSR over a three year performance period that commenced on August 2, 2019, provided Mr. Conforti's continued employment through the vesting date. Dividend equivalents corresponding to the amount of any regular cash dividends paid by the Company to the Company’s common shareholders for the applicable dividend payment dates will accrue and be deemed reinvested in additional PSUs, which themselves will accrue dividend equivalents, and will be earned when and if the underlying PSU vests. Earned PSUs, if any, vest in one-third installments on August 2, 2022, 2023, and 2024. The PSUs were valued through the use of a Monte Carlo model and the related compensation expense is recognized over the five year term on a straight-line basis based on the applicable vesting period of the PSUs.
Share Award Related Compensation Expense
During the three and nine months ended September 30, 2019, the Company recorded compensation expense pertaining to the awards granted of $2.1 million and $5.9 million, respectively, in general and administrative and property operating expense within the consolidated statements of operations and comprehensive (loss) income. During the three and nine months ended September 30, 2018, the Company recorded compensation expense pertaining to the awards granted of $2.0 million and $6.3 million, respectively, in general and administrative and property operating expense within the consolidated statements of operations and comprehensive (loss) income. In certain instances, employment agreements and stock compensation programs provide for accelerated vesting when executives are terminated without cause. Additionally, the Committee may, in its discretion, accelerate the vesting for retiring Board members.
Distributions
During the three and nine months ended September 30, 2019 and 2018, the Board declared common share/unit dividends of $0.25 and $0.75 per common share/unit, respectively.

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

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

Lease Commitments
As of September 30, 2019, a total of four consolidated properties are subject to ground leases. The termination dates of these ground leases range from 2026 to 2076. These ground leases generally require us to make fixed annual rental payments, or a fixed annual rental plus a percentage rent component based upon the revenues or total sales of the property. Some of these leases also include escalation clauses and renewal options. For the three and nine months ended September 30, 2019, we incurred ground lease expense of $215 and $613, respectively, of which $5 and $15 related to straight-line rent expense, respectively, which is included in ground rent in the accompanying consolidated statements of operations and comprehensive (loss) income. For the three and nine months ended September 30, 2018, we incurred ground lease expense of $197 and $592, respectively, of which $13 and $38 related to straight-line rent expense, respectively. Additionally, the Company has two material office leases and one material garage lease. The termination dates of these leases range from 2023 to 2026. These leases generally require us to make fixed annual rental payments, plus our share of CAM expense and real estate taxes and insurance. For the three and nine months ended September 30, 2019, we incurred lease expense of $681 and $1,975, respectively, which is included in general and administrative expenses in the accompanying consolidated statements of operations and comprehensive (loss) income. For the three and nine months ended September 30, 2018, we incurred lease expense of $611 and $2,020, respectively. On January 1, 2019, we recorded a lease liability and corresponding ROU asset of approximately $14.4 million. The weighted average remaining lease term for our consolidated operating leases was 18.5 years and the weighted average discount rate for determining the lease liabilities was 8.7% at January 1, 2019. The discount rates utilized in calculating the lease liabilities represents our estimate of the Company's incremental borrowing rate over the terms that correspond to the leases.
Future minimum lease payments due under these leases for each of the next five years and thereafter, excluding applicable extension options, as of September 30, 2019 are as follows:

2019 (October - December)	$508
2020	2,049
2021	2,069
2022	2,099
2023	1,427
Thereafter	21,377
Total lease payments	29,529
Less: Discount	16,240
Present value of lease liabilities	$13,289

The weighted average remaining lease term for our consolidated operating leases was 18.9 years and the weighted average discount rate for determining the lease liabilities was 8.7% at September 30, 2019. We had no financing leases as of September 30, 2019.

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

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

The following table sets forth the computation of WPG Inc.'s basic and diluted (loss) earnings per common share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
(Loss) Earnings Per Common Share, Basic:
Net (loss) income attributable to common shareholders - basic	$(4,421)	$463	$(26,858)	$24,565
Weighted average shares outstanding - basic	188,603,382	187,845,587	188,392,694	187,647,504
(Loss) Earnings per common share, basic	$(0.02)	$0.00	$(0.14)	$0.13

(Loss) Earnings Per Common Share, Diluted:
Net (loss) income attributable to common shareholders - basic	$(4,421)	$463	$(26,858)	$24,565
Net (loss) income attributable to limited partner unitholders	(812)	84	(4,954)	4,550
Net (loss) income attributable to common shareholders - diluted	$(5,233)	$547	$(31,812)	$29,115
Weighted average common shares outstanding - basic	188,603,382	187,845,587	188,392,694	187,647,504
Weighted average operating partnership units outstanding	34,735,136	34,711,788	34,739,598	34,699,815
Weighted average additional dilutive securities outstanding	—	1,435,195	—	1,449,179
Weighted average common shares outstanding - diluted	223,338,518	223,992,570	223,132,292	223,796,498
(Loss) Earnings per common share, diluted	$(0.02)	$0.00	$(0.14)	$0.13

For the three and nine months ended September 30, 2019 and 2018, additional potentially dilutive securities include contingently-issuable outstanding stock options, restricted stock units, and performance based components of annual or special arrangement awards. For the three and nine months ended September 30, 2019, the potential dilutive effect of 613,297 contingently-issuable outstanding stock options, 538,700 restricted stock units, and 1,765,308 performance based components of annual or special arrangement awards were excluded as their inclusion would be anti-dilutive. We accrue distributions when they are declared.
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
The following table sets forth the computation of WPG L.P.'s basic and diluted (loss) earnings per common unit:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
(Loss) Earnings Per Common Unit, Basic & Diluted:
Net (loss) income attributable to common unitholders - basic and diluted	$(5,233)	$547	$(31,812)	$29,115
Weighted average common units outstanding - basic	223,338,518	222,557,375	223,132,292	222,347,319
Weighted average additional dilutive securities outstanding	—	1,435,195	—	1,449,179
Weighted average units outstanding - diluted	223,338,518	223,992,570	223,132,292	223,796,498
(Loss) Earnings per common unit, basic & diluted	$(0.02)	$0.00	$(0.14)	$0.13

For the three and nine months ended September 30, 2019 and 2018, additional potentially dilutive securities include contingently-issuable units related to WPG Inc.'s outstanding stock options, restricted stock units, and WPG Inc.'s performance based components of annual or special arrangement awards. For the three and nine months ended September 30, 2019, the potential dilutive effect of 613,297 contingently-issuable outstanding stock options, 538,700 restricted stock units, and 1,765,308 performance based components of annual awards were excluded as their inclusion would be anti-dilutive. We accrue distributions when they are declared.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

12.	Subsequent Events
On October 10, 2019, WPG L.P. closed on the sale and leaseback of four assets (collectively, the "Properties") pursuant to the purchase and sale agreement executed on July 24, 2019 between WPG L.P. and Mall Ground Portfolio, LLC, an affiliate of Perennial Investment & Advisors, LLC and Kawa Capital Partners ("the Ground Lessor"). The Properties are: Edison Mall, located in Fort Myers, Florida; Great Lakes Mall, located in Mentor, Ohio; Irving Mall, located in Irving, Texas; and Jefferson Valley Mall, located in Yorktown Heights, New York. Under the agreement, the Ground Lessor acquired a fee interest in the land at the Properties for a price of approximately $98.9 million. Concurrently, WPG L.P. entered into a new 99-year master ground lease for the leasehold interest at the Properties. The master ground lease includes fixed annual payments to the Ground Lessor at an initial annualized rate of 7.4% and contains annual rent escalators over the aforementioned term. The agreement includes an option for WPG L.P. to repurchase the fee interest in the land at a fixed price in year 30 of the master ground lease. If WPG L.P. does not exercise this option, then the Ground Lessor will retain the fee interest in the land, and the fee interest in the improvements and development rights will transfer to the Ground Lessor at the end of the 99-year ground lease term. WPG L.P. received approximately $42.4 million in proceeds upon closing, net of $55.0 million in bridge financing provided by WPG L.P. to the Ground Lessor and closing costs. The bridge financing has a maximum five-year balloon term, which can be pre-paid without penalty, and carries an interest rate of 4.0%. The net proceeds were generally used to fund ongoing redevelopment efforts and for general corporate purposes. WPG L.P. continues to own a fee interest in the improvements and development rights through the term of the aforementioned master ground lease and continues to manage, lease and develop the Properties and maintains full control over the leasehold interest and in the land and fee interest in the improvements and development rights at the respective Properties. For accounting purposes, the repurchase option will preclude WPG L.P. from meeting the criteria for sales recognition. As such, the gross proceeds received will be accounted for as a financial liability during the term of the option.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in this report.
Overview - Basis of Presentation
Washington Prime Group Inc. (“WPG Inc.”) is an Indiana corporation that operates as a fully integrated, self‑administered and self‑managed real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended (the "Code"). WPG Inc. will generally qualify as a REIT for U.S. federal income tax purposes as long as it continues to distribute at least 90% of its REIT taxable income and satisfy certain other requirements. WPG Inc. will generally be allowed a deduction against its U.S. federal income tax liability for dividends paid by it to REIT shareholders, thereby reducing or eliminating any corporate level taxation to WPG Inc. Washington Prime Group, L.P. (“WPG L.P.”) is WPG Inc.'s majority‑owned limited partnership subsidiary that owns, develops and manages, through its affiliates, all of WPG Inc.'s real estate properties and other assets. WPG Inc. is the sole general partner of WPG L.P. As of September 30, 2019, our assets consisted of material interests in 107 shopping centers in the United States, consisting of open air properties and enclosed retail properties, comprised of approximately 56 million square feet of managed gross leasable area.
Unless the context otherwise requires, references to "WPG," the "Company," “we,” “us” and “our” refer to WPG Inc., WPG L.P. and entities in which WPG Inc. or WPG L.P. (or any affiliate) has a material ownership or financial interest, on a consolidated basis.
The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The consolidated balance sheets as of September 30, 2019 and December 31, 2018 include the accounts of WPG Inc. and WPG L.P., as well as their majority owned and controlled subsidiaries. The consolidated statements of operations include the consolidated accounts of the Company. All intercompany transactions have been eliminated in consolidation. In the opinion of management, the consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods presented. The Company believes that the disclosures made are adequate to prevent the information presented from being misleading.
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

Perennial Sale Leaseback
On October 10, 2019, WPG L.P. closed on the sale and leaseback of four assets (collectively, the "Properties") pursuant to the purchase and sale agreement executed on July 24, 2019 between WPG L.P. and Mall Ground Portfolio, LLC, an affiliate of Perennial Investment & Advisors, LLC and Kawa Capital Partners ("the Ground Lessor"). The Properties are: Edison Mall, located in Fort Myers, Florida; Great Lakes Mall, located in Mentor, Ohio; Irving Mall, located in Irving, Texas; and Jefferson Valley Mall, located in Yorktown Heights, New York. Under the agreement, the Ground Lessor acquired a fee interest in the land at the Properties for a price of approximately $98.9 million. Concurrently, WPG L.P. entered into a new 99-year master ground lease for the leasehold interest at the Properties. The master ground lease includes fixed annual payments to the Ground Lessor at an initial annualized rate of 7.4% and contains annual rent escalators over the aforementioned term. The agreement includes an option for WPG L.P. to repurchase the fee interest in the land at a fixed price in year 30 of the master ground lease. If WPG L.P. does not exercise this option, then the Ground Lessor will retain the fee interest in the land, and the fee interest in the improvements and development rights will transfer to the Ground Lessor at the end of the 99-year ground lease term. WPG L.P. received approximately $42.4 million in proceeds upon closing, net of $55.0 million in bridge financing provided by WPG L.P. to the Ground Lessor and closing costs. The bridge financing has a maximum five-year balloon term, which can be pre-paid without penalty, and carries an interest rate of 4.0%. The net proceeds were generally used to fund ongoing redevelopment efforts and for general corporate purposes. WPG L.P. continues to own a fee interest in the improvements and development rights through the term of the aforementioned master ground lease and continues to manage, lease and develop the Properties and maintains full control over the leasehold interest and in the land and fee interest in the improvements and development rights at the respective Properties. For accounting purposes, the repurchase option will preclude WPG L.P. from meeting the criteria for sales recognition. As such, the gross proceeds received will be accounted for as a financial liability during the term of the option.
Four Corners Outparcel Sales
We are party to two separate purchase and sale agreements to sell certain outparcels to FCPT Acquisitions, LLC ("Four Corners"). The following table summarizes the key terms of each of the closings that occurred during the three and nine months ended September 30, 2019 (dollars in thousands):

Sales Date	Parcels Sold	Purchase Price	Sales Proceeds
January 18, 2019	8	$9,435	$9,364
February 11, 2019	1	2,766	2,720
April 3, 2019	1	2,048	2,016
June 28, 2019	3	3,050	3,031
August 1, 2019	1	1,210	1,199
August 29, 2019	1	3,397	3,394
September 16, 2019	1	3,205	3,118
September 27, 2019	2	4,412	4,377
	18	$29,523	$29,219

The net proceeds were generally used to fund ongoing redevelopment efforts and for general corporate purposes. The Company expects to close on most of the approximately $13.0 million of remaining outparcels from the first purchase and sale agreement during 2019, subject to due diligence and closing conditions, and the Company expects to close on the majority of the remaining $33.1 million from the second purchase and sale agreement in 2020, subject to due diligence and closing conditions.
Impairment
During the quarter ended September 30, 2019, and in connection with the preparation of the financial statements included in this report, we recorded an impairment charge of approximately $28.9 million related to Chautauqua Mall, located in Lakewood, New York, Matteson Plaza, located in Matteson, Illinois, and New Towne Mall, located in New Philadelphia, Ohio.
In the case of Chautauqua Mall and New Towne Mall, the impairment charge was attributed to declines in the estimated undiscounted cash flows which resulted in the carrying value not being recoverable. The fair value of each property was based on the respective discounted estimated future cash flows of each property, using a discount rate of 18.5% and a terminal capitalization rate of 15.5%, which were determined using management's assessment of the property operating performance and general market conditions (Level 3 inputs).

As it relates to Matteson Plaza, the impairment charge was due to the change in facts and circumstances when we decided to hold the asset for a shorter period which resulted in the carrying value not being recoverable from the projected cash flows. The fair value was based on a recently negotiated purchase and sale agreement with a potential buyer (Level 1 input). Except as described above, the Company recorded no additional impairment charges during the three and nine months ended September 30, 2019.
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
Portfolio Data
The portfolio data discussed in this overview includes key operating statistics for the Company including ending occupancy, average base minimum rent per square foot and comparable NOI for the core properties owned and managed at September 30, 2019. The Company generates approximately 93% of the NOI from our Tier 1 and open air properties. As these properties are core to our future growth and receive the majority of our capital allocation, we disclose our operating metrics for this portion of our portfolio and exclude our four noncore properties as well as our ten Tier 2 properties. Refer to Item 7 of Part II of the 2018 Form 10-K for our property listing.
When excluding the impact of bankruptcies, store closings, and co-tenancy impact primarily related to the bankruptcies of Bon-Ton Stores, Inc., Sears, and Toys R' Us (the "Anchor Store Impact") and additional 2019 bankruptcies, which include Charlotte Russe, Gymboree, and Payless Shoesource, business fundamentals in our core portfolio for the third quarter of 2019 were generally stable compared to 2018. Ending occupancy for the Tier 1 and open air properties was 92.9% as of September 30, 2019, as compared to 94.0% as of September 30, 2018. Average base minimum rent per square foot for the core portfolio decreased 2.7% when comparing September 30, 2019 to September 30, 2018, primarily due to temporary reductions related to tenants subject to co-tenancy claims. Comparable NOI for the Tier 1 and open air properties decreased 5.5% in the third quarter of 2019 compared to the third quarter of 2018. The Tier 1 properties had a decrease in comparable NOI of 8.8%, and the open air properties had an increase in comparable NOI of 2.6% in the third quarter of 2019 as compared to the same period in 2018. This quarterly decrease in NOI of $6.4 million for the Tier 1 and open air properties relate to lower revenue of $4.3 million from the Anchor Store Impact and an additional $2.1 million from the 2019 bankruptcies as noted above.
The following table sets forth key operating statistics for the combined portfolio of the Tier 1 and open air properties:

	September 30, 2019	September 30, 2018	% Change
Ending occupancy(1)	92.9%	94.0%	(1.1)%
Average base minimum rent per square foot(2)	$21.28	$21.86	(2.7)%

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

Current Leasing Activities
During the nine months ended September 30, 2019, we signed new leases and renewal leases with terms in excess of a year (excluding enclosed retail property anchors, majors, offices, and in-line spaces in excess of 10,000 square feet) across the Tier 1 and open air portfolio, comprising approximately 1,742,000 square feet, an increase of 23% from the prior year. The average annual initial base minimum rent for new leases was $20.36 per square foot ("psf") and for renewed leases was $30.96 psf. For these leases, the average for tenant allowances was $33.52 psf for new leases and $9.87 psf for renewals. During the nine months ended September 30, 2018, we signed new leases and renewal leases with terms in excess of a year (excluding enclosed retail property anchors, majors, offices, and in-line spaces in excess of 10,000 square feet) across the Tier 1 and open air portfolio, comprising approximately 1,419,100 square feet. The average annual initial base minimum rent for new leases was $24.18 psf and for renewed leases was $28.19 psf. For these leases, the average for tenant allowances was $34.11 psf for new leases and $5.18 psf for renewals.
Results of Operations
Activities Affecting Results
The following property related transactions affected our results in the comparative periods:
•During 2019, we completed the sale of 18 outparcels with Four Corners (see further details in Note 4 of the Condensed Notes to the Unaudited Consolidated Financial Statements in Part I, Item 1).
•On July 1, 2019, we transitioned Towne West Square, located in Wichita, Kansas, to the lender.
•During 2018, we completed the sale of 17 outparcels with Four Corners (see further details in Note 4 of the Condensed Notes to the Unaudited Consolidated Financial Statements in Part I, Item 1).
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
Three Months Ended September 30, 2019 vs. Three Months Ended September 30, 2018
Rental income decreased $19.8 million due to a $15.6 million decrease attributable to the comparable properties, primarily attributed to the Anchor Store Impact, and a $4.2 million decrease attributable to the Property Transactions. Other income increased $1.6 million primarily due to increases of $0.9 million in ancillary property income and temporary easement proceeds and $0.7 million in fee revenue.
Property operating expenses increased $1.1 million, of which $2.0 million was attributable to the comparable properties, primarily driven by an overall increase in compensation costs, and utility costs, offset by a decrease of $0.9 million attributable to the Property Transactions. Depreciation and amortization decreased $0.1 million, primarily due to a $1.7 million decrease attributable to the Property Transactions, offset by a $1.6 million increase in the comparable properties related to the accelerated depreciation of certain building assets, tenant related improvements, and intangibles in addition to development assets placed into service. Real estate taxes decreased $3.1 million, primarily due to a $2.5 million decrease in the comparable properties due to reduced tax assessments and capitalization of real estate taxes associated with redevelopment efforts and a $0.6 million decrease attributable to the Property Transactions. General and administrative expenses increased $3.1 million, which was attributable to the impact of the new lease accounting standard which prohibits the Company from capitalizing non-incremental internal costs attributable to leasing and legal efforts. The $28.9 million impairment charge recorded in the 2019 period related to the write down of Chautauqua Mall, Matteson Plaza, and New Towne Mall, as described in further detail under "Impairment."
Interest expense, net, increased $2.3 million, of which a net $1.3 million was attributable to corporate debt activity primarily related to higher interest rates due to the credit rating downgrade and increased leverage levels in addition to a $2.4 million increase primarily attributable to the April 2019 financing of Waterford Lakes Town Center, located in Orlando, Florida. Offsetting these increases was a decrease of $1.3 million primarily attributable to the Property Transactions and a $0.1 million related to repaid mortgages and interest on properties transitions, or to be transitioned, to lenders.
Gain on disposition of interests in properties, net increased $6.0 million which is primarily attributed to the timing of the closing of the various Four Corners tranches within the comparable periods.

Gain on extinguishment of debt, net recognized in the 2019 period consisted of the $37.7 million gain related to the transitioning of Towne West Square and a $1.2 million gain related to the partial retirement of the Senior Notes due 2024, as defined in "Financing and Debt." There were no such transactions in the comparable period.
For WPG Inc., net (loss) income attributable to noncontrolling interests primarily relates to the allocation of (loss) income to third parties based on their respective weighted average ownership of limited partnership interest in WPG L.P., which percentage remained consistent over the periods.
Nine Months Ended September 30, 2019 vs. Nine Months Ended September 30, 2018
Rental income decreased $43.2 million due to a $36.7 million decrease attributable to the comparable properties, primarily attributed to the Anchor Store Impact, and a $6.5 million decrease attributable to the Property Transactions.
Property operating expenses increased $4.7 million, of which $5.5 million was attributable to the comparable properties, primarily driven by an overall increase in property and liability insurance costs, professional fees, repairs and maintenance costs, compensation costs, and trash removal costs, offset by a decrease of $0.8 million attributable to the Property Transactions. Depreciation and amortization increased $13.0 million, primarily due to a $15.0 million increase in the comparable properties related to the accelerated depreciation of certain building assets, tenant related improvements, and intangibles in addition to development assets placed into service, offset by a $2.0 million decrease attributable to the Property Transactions. Real estate taxes decreased $4.3 million, primarily due to a $3.7 million decrease in the comparable properties due to reduced tax assessments and capitalization of real estate taxes associated with redevelopment efforts, and a $0.6 million decrease attributable to the Property Transactions. General and administrative expenses increased $9.5 million, of which $10.3 million was attributable to the impact of the new lease accounting standard which prohibits the Company from capitalizing non-incremental internal costs attributable to leasing and legal efforts. Offsetting this increase was a decrease of $0.8 million, which was primarily attributable to a reduction in executive compensation and benefits. The $28.9 million impairment charge recorded in 2019 related to the write down of Chautauqua Mall, Matteson Plaza, and New Towne Mall, as described in further detail under "Impairment."
Interest expense, net, increased $9.2 million, of which a net $7.4 million was attributable to corporate debt activity primarily related to higher interest rates due to the credit rating downgrade and increased leverage levels in addition to a $4.3 million increase primarily attributable to the April 2019 financing of Waterford Lakes Town Center. Offsetting these increases was a decrease of $2.2 million primarily attributable to the Property Transactions and a decrease of $0.3 million related to repaid mortgages and interest on properties transitioned, or to be transitioned, to lenders.
Gain on disposition of interests in properties, net increased $5.9 million which is primarily attributed to the timing of the closing of the various Four Corners tranches within the comparable periods.
Gain on extinguishment of debt, net recognized in the 2019 period consisted of the $37.7 million gain related to the transitioning of Towne West Square and $1.2 million gain related to the partial retirement of the Senior Notes due 2024, as defined in "Financing and Debt." There were no such transactions in the comparable period.
For WPG Inc., net (loss) income attributable to noncontrolling interests primarily relates to the allocation of (loss) income to third parties based on their respective weighted average ownership of limited partnership interest in WPG L.P., which percentage remained consistent over the periods.
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
We derive most of our liquidity from leases that generate positive net cash flow from operations, the total of which was $137.9 million during the nine months ended September 30, 2019.
Our balance of cash and cash equivalents decreased $6.5 million during 2019 to $36.0 million as of September 30, 2019. The decrease was primarily due to dividend distributions, and capital expenditures, partially offset by operating cash flow from properties, net distributions from our joint ventures, the net proceeds from the disposition of properties, and net proceeds from the issuance of debt. See "Cash Flows" below for more information.

Because we own primarily long-lived income-producing assets, our financing strategy relies on a combination of long-term mortgage debt as well as unsecured debt supported by a quality unencumbered asset pool, providing us with ample flexibility from a liquidity perspective. Our strategy is to have the majority of our debt fixed either through fixed rate mortgages or interest rate swaps that effectively fix the interest rate. At September 30, 2019, floating rate debt (excluding loans hedged to fixed interest) comprised 12.4% of our total consolidated debt. We will continue to monitor our borrowing mix to limit market risk.
During 2019, Fitch Ratings, Moody's Investor Service, and S&P Global Ratings lowered their credit rating on WPG L.P.'s unsecured long-term indebtedness, which increased interest rates on our Facility (effective May 2, 2019), December 2015 Term Loan (effective February 15, 2019), and Senior Notes due 2024 (effective August 15, 2019) (as defined in "Overview - Basis of Presentation - Financing and Debt"). Due to the downgrade and based upon current leverage levels, as of September 30, 2019, our Revolver bears interest at LIBOR plus 1.80% (an increase of 55 basis points), our Term Loan bears interest at LIBOR plus 2.10% basis points (an increase of 55 basis points), and our December 2015 Term Loan bears interest at LIBOR plus 2.35% basis points (an increase of 55 basis points). Our Senior Notes due 2024 bear interest at 6.450% (an increase of 50 basis points). Such a downgrade may also impact terms and conditions of future borrowings in addition to adversely affecting our ability to access the public markets.
On September 30, 2019, we had an aggregate available borrowing capacity of $432.8 million under the Revolver, net of outstanding borrowings of $217.0 million and $0.2 million reserved for outstanding letters of credit. The weighted average interest rate on the Revolver was 4.1% during the three and nine months ended September 30, 2019.
The consolidated indebtedness of our business was approximately $3.0 billion as of September 30, 2019, or an increase of approximately $89.6 million from December 31, 2018. The change in consolidated indebtedness from December 31, 2018 is described in greater detail under "Financing and Debt."
LIBOR Transition
In July 2017, the Financial Conduct Authority ("FCA") that regulates the LIBOR announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Rates Committee ("AARC"), which identified the Secured Overnight Financing Rate ("SOFR") as its preferred alternative to USD-LIBOR in derivatives and other financial contracts. The Company is not able to predict when LIBOR will cease to be available or when there will be sufficient liquidity in the SOFR markets. Any changes adopted by the FCA or other governing bodies in the method used for determining LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR. If that were to occur, our interest payments could change. In addition, uncertainty about the extent and manner of future changes may result in interest rates and/or payments that are higher or lower than if LIBOR were to remain available in its current form.
As of September 30, 2019, the Company has three consolidated variable rate debt contracts, totaling approximately $382.0 million, and one unconsolidated variable rate debt contract, totaling $6.5 million (pro-rata share), indexed to LIBOR. In addition, we have three consolidated variable rate debt contracts, totaling approximately $641.5 million, swapped to LIBOR plus a fixed spread under 11 outstanding interest rate derivatives. When including extension options, approximately $907.0 million of the consolidated indebtedness and the $6.5 million (pro-rata share) of unconsolidated indebtedness referenced above have maturity dates outside of the expected discontinuance date. The Company is currently monitoring and evaluating the related risks, which include interest on loans, and amounts received or paid on the derivative instruments. These risks arise in connection with transitioning contracts to a new alternative rate, including any resulting value transfer that may occur. The value of loans or derivative instruments tied to LIBOR could also be impacted if LIBOR is limited or discontinued. For some instruments, the method of transitioning to an alternative rate may be challenging, as they may require negotiation with a respective counterparty.
If a contract is not transitioned to an alternative rate and LIBOR is discontinued, the impact on our contracts is likely to vary by contract. If LIBOR is discontinued or if the methods of calculating LIBOR change from their current form, interest rates on our current or future indebtedness may be adversely affected.
While we expect LIBOR to be available in substantially its current form until the end of 2021, it is possible that LIBOR will become unavailable prior to that point. This could result, for example, if sufficient banks decline to make submissions to the LIBOR administrator. In that case, the risks associated with the transitions to an alternative reference rate will be accelerated or magnified.
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
Cash Flows
Our net cash flow from operating activities totaled $137.9 million during the nine months ended September 30, 2019. During this period we also:

•	funded capital expenditures and redevelopment projects of $119.6 million;

•	received net proceeds from the sale of interests in properties and outparcels of $33.2 million;

•	funded investments in unconsolidated entities of $13.8 million;

•	received distributions of capital from unconsolidated entities of $21.7 million;

•	received net proceeds from our debt financing, refinancing and repayment activities of $131.4 million; and

•	funded distributions to common and preferred shareholders and unitholders of $178.1 million.
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
Financing and Debt
Mortgage Debt
Total mortgage indebtedness at September 30, 2019 and December 31, 2018 was as follows (in thousands):

	September 30, 2019	December 31, 2018
Face amount of mortgage loans	$1,171,508	$980,276
Fair value adjustments, net	4,038	5,764
Debt issuance cost, net	(5,417)	(2,771)
Carrying value of mortgage loans	$1,170,129	$983,269

A roll forward of mortgage indebtedness from December 31, 2018 to September 30, 2019 is summarized as follows (in thousands):

Balance at December 31, 2018	$983,269
Debt borrowings, net of issuance costs	293,442
Debt canceled upon lender foreclosures, net of debt issuance costs	(45,160)
Debt amortization payments	(13,367)
Repayment of debt	(47,175)
Amortization of fair value and other adjustments	(1,726)
Amortization of debt issuance costs	846
Balance at September 30, 2019	$1,170,129
On September 16, 2019, an affiliate of WPG Inc. repaid its existing $47.2 million, 7.50% fixed rate cross-defaulted and cross-collateralized pool of mortgages encumbering Forest Plaza, located in Rockford, Illinois; Lakeline Plaza, located in Cedar Park, Texas; Muncie Towne Plaza, located in Muncie, Indiana; and White Oaks Plaza, located in Springfield, Illinois, which was scheduled to mature on October 16, 2019. Simultaneously, the Company closed on a new $117.0 million, 3.67% fixed rate cross-defaulted and cross-collateralized pool of mortgages encumbering the same properties. The new loan requires monthly interest-only payments and will mature on October 1, 2029.
On July 1, 2019, the $45.2 million mortgage on Towne West Square, located in Wichita, Kansas, was canceled upon a deed-in-lieu of foreclosure agreement (see "Covenants" section below for additional details).
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
On April 1, 2019, the Company exercised the first of two options to extend the maturity of the $52.0 million mortgage note payable on Town Center at Aurora for one year. The extended maturity date is April 1, 2020, subject to a one-year extension available at our option subject to compliance with the terms of the underlying loan agreement and payment of customary extension fees. Pursuant to the terms of the extension option, the Company entered into a derivative swap agreement to fix the interest rate of the note payable at one-month LIBOR plus 2.27% per annum through both extension periods. At September 30, 2019, the interest rate on the note payable was 4.28%.
Highly-levered Assets
As of September 30, 2019, we have identified three consolidated mortgage loans that have leverage levels in excess of our targeted leverage and have plans to work with the special servicers on these non-recourse mortgages. These mortgage loans total $128.3 million and encumber Charlottesville Fashion Square, located in Charlottesville Virginia, Muncie Mall, located in Muncie, Indiana, and West Ridge Mall and West Ridge Plaza, located in Topeka, Kansas, all of which have been identified as noncore properties.
Additionally, we have identified the $52.8 million unconsolidated mortgage loan encumbering Seminole Towne Center, located in Sanford, Florida, as having leverage levels in excess of our targeted leverage. Our pro-rata share of this mortgage loan is $0.0 million based upon our effective interest in the property due to preferences. We expect to improve our leverage once all, or a portion of them, are transitioned to the lenders, with minimal impact to net cash flows. See "Covenants" below for further discussion on these highly-levered assets and for events that occurred subsequent to September 30, 2019.

Unsecured Debt
During the three and nine months ended September 30, 2019, the Company retired $29.1 million outstanding principal on the Senior Notes due 2024 and recognized a gain of approximately $1.2 million, which is recorded in gain on extinguishment of debt, net in the consolidated statements of operations and comprehensive (loss) income for the period then ended.
The following table identifies our total unsecured debt outstanding at September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
Notes payable:
Face amount - the Exchange Notes(1)	$250,000	$250,000
Face amount - Senior Notes due 2024(2)	720,900	750,000
Debt discount, net	(8,234)	(9,680)
Debt issuance costs, net	(5,950)	(7,623)
Total carrying value of notes payable	$956,716	$982,697

Unsecured term loans:(7)
Face amount - Term Loan(3)(4)	$350,000	$350,000
Face amount - December 2015 Term Loan(5)	340,000	340,000
Debt issuance costs, net	(3,641)	(4,491)
Total carrying value of unsecured term loans	$686,359	$685,509

Revolving credit facility:(3)(6)
Face amount	$217,000	$290,000
Debt issuance costs, net	(3,141)	(3,998)
Total carrying value of revolving credit facility	$213,859	$286,002
(1) The Exchange Notes were issued at a 0.028% discount, bear interest at 3.850% per annum and mature on April 1, 2020.
(2) The Senior Notes due 2024 were issued at a 1.533% discount, bore interest at 5.950% per annum through August 14, 2019, at which time the interest rate increased to 6.450% per annum due to the credit downgrade. The Senior Notes due 2024 mature on August 15, 2024. The interest rate could vary in the future based upon changes to the Company's credit ratings.
(3) The unsecured revolving credit facility, or "Revolver" and unsecured term loan, or "Term Loan" are collectively known as the "Facility."
(4) The Term Loan bears interest at one-month LIBOR plus 2.10% per annum and will mature on December 30, 2022. We have interest rate swap agreements totaling $250.0 million, which effectively fix the interest rate on a portion of the Term Loan at 4.86% through June 30, 2021. At September 30, 2019, the applicable interest rate on the unhedged portion of the Term Loan was one-month LIBOR plus 2.10% or 4.12%.
(5) The December 2015 Term Loan bears interest at one-month LIBOR plus 2.35% per annum and will mature on January 10, 2023. We have interest rate swap agreements totaling $340.0 million which effectively fix the interest rate at 4.06% per annum through maturity.
(6) The Revolver provides borrowings on a revolving basis up to $650.0 million, bears interest at one-month LIBOR plus 1.80%, and will initially mature on December 30, 2021, subject to two six month extensions available at our option subject to compliance with terms of the Facility and payment of a customary extension fee. At September 30, 2019, we had an aggregate available borrowing capacity of $432.8 million under the Revolver, net of $0.2 million reserved for outstanding letters of credit. At September 30, 2019, the applicable interest rate on the Revolver was one-month LIBOR plus 1.80% or 3.82%. The interest rate on the Revolver may vary in the future based upon the Company's credit rating and leveraged levels.
(7) While we have interest rate swap agreements in place that fix the LIBOR portion of the rates as noted above, the spread over LIBOR could vary in the future based upon changes to the Company's credit ratings and leveraged levels.

Covenants
Our unsecured debt agreements contain financial and other covenants. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender including adjustments to the applicable interest rate. As of September 30, 2019, management believes the Company is in compliance with all covenants of its unsecured debt.
The total balance of mortgages was approximately $1.2 billion as of September 30, 2019. At September 30, 2019, certain of our consolidated subsidiaries were the borrowers under 21 non-recourse loans and two full-recourse loans secured by mortgages encumbering 26 properties, including one separate pool of cross-defaulted and cross-collateralized mortgages encumbering a total of four properties. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt instruments contain financial and other non-financial covenants which are specific to the properties which serve as collateral for that debt. If the borrower fails to comply with these covenants, the lender could accelerate the maturity for the debt and enforce its right against their collateral. Our existing non-recourse mortgage loans generally prohibit our subsidiaries that are borrowers thereunder from incurring additional indebtedness, subject to certain customary and limited exceptions. In addition, certain of these instruments limit the ability of the applicable borrower's parent entity from incurring mezzanine indebtedness unless certain conditions are satisfied, including compliance with maximum loan to value ratio and minimum debt service coverage ratio tests. Further, under certain of these existing agreements, if certain cash flow levels in respect of the applicable mortgaged property (as described in the applicable agreement) are not maintained for at least two consecutive quarters, the lender could accelerate the maturity for the debt and enforce its right against its collateral.
On November 19, 2018, we received a notice of default letter, dated November 15, 2018, from the special servicer to the borrower, a consolidated subsidiary of WPG L.P., concerning the $49.5 million mortgage loan secured by West Ridge Mall and West Ridge Plaza (collectively known as "West Ridge"). The notice was issued by the special servicer because the borrower did not make certain reserve repayments or deposits as required by the loan agreement for the aforementioned loan. On May 9, 2019, we received notification that a receiver had been appointed to manage and lease West Ridge. An affiliate of the Company still holds title to the property.
On April 11, 2018, we received a notice of default letter, dated April 6, 2018, from the special servicer to the borrower, a consolidated subsidiary of WPG L.P., concerning the $45.2 million mortgage loan secured by Towne West Square. The notice was issued by the special servicer because the borrower did not make certain reserve payments or deposits as required by the loan agreement for the aforementioned loan. On July 1, 2019, an affiliate of the Company transitioned the property to the lender and recorded a net gain of $37.7 million, which is included in gain on extinguishment of debt, net in the consolidated statements of operations and comprehensive (loss) income for the three and nine months ended September 30, 2019.
At September 30, 2019, management believes the applicable borrowers under our other non-recourse mortgage loans were in compliance with all covenants where non-compliance could individually, or giving effect to applicable cross-default provisions in the aggregate, have a material adverse effect on our financial condition, results of operations or cash flows.
Summary of Financing
Our consolidated debt and the effective weighted average interest rates as of September 30, 2019 and December 31, 2018, consisted of the following (dollars in thousands):

	September 30, 2019	Weighted Average Interest Rate	December 31, 2018	Weighted Average Interest Rate
Fixed-rate debt, face amount (1)	$2,667,408	5.05%	$2,505,276	4.91%
Variable-rate debt, face amount	382,000	3.98%	455,000	3.87%
Total face amount of debt	3,049,408	4.91%	2,960,276	4.75%
Note discount	(8,234)		(9,680)
Fair value adjustments, net	4,038		5,764
Debt issuance costs, net	(18,149)		(18,883)
Total carrying value of debt	$3,027,063		$2,937,477
(1) Includes variable rate debt whose interest rates have been fixed via swap agreements.

Contractual Obligations
The following table summarizes the material aspects of the Company's future obligations for consolidated entities as of September 30, 2019, for the remainder of 2019 and for subsequent years thereafter assuming the obligations remain outstanding through maturities noted below (in thousands):

	2019	2020 - 2021	2022 - 2023	Thereafter	Total
Long term debt(1)	$4,567	$625,603	$1,109,000	$1,310,238	$3,049,408
Interest payments(2)	37,123	265,356	196,694	101,246	600,419
Distributions(3)	3,568	—	—	—	3,568
Ground rent/operating leases(4)	570	4,402	3,621	21,376	29,969
Purchase/tenant obligations(5)	30,964	92,893	—	—	123,857
Total	$76,792	$988,254	$1,309,315	$1,432,860	$3,807,221
(1) Represents principal maturities only and therefore excludes net fair value adjustments of $4,038, debt issuance costs of $(18,149) and bond discount of $(8,234) as of September 30, 2019. In addition, the principal maturities reflect any available extension options within the control of the Company.
(2) Variable rate interest payments are estimated based on the LIBOR rate at September 30, 2019.
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
The following table summarizes the material aspects of the Company's proportionate share of future obligations for unconsolidated entities as of September 30, 2019, for the remainder of 2019 and for subsequent years thereafter assuming the obligations remain outstanding through maturities noted below (in thousands):

	2019	2020 - 2021	2022 - 2023	Thereafter	Total
Long term debt(1)	$875	$69,938	$20,062	$528,068	$618,943
Interest payments(2)	6,394	47,858	42,381	44,655	141,288
Ground rent/operating leases(3)	985	7,942	8,053	189,002	205,982
Purchase/tenant obligations(4)	4,436	13,307	—	—	17,743
Total	$12,690	$139,045	$70,496	$761,725	$983,956
(1) Represents principal maturities only and therefore excludes net fair value adjustments of $4,324 and debt issuance costs of $(2,138) as of September 30, 2019. In addition, the principal maturities reflect any available extension options.
(2) Variable rate interest payments are estimated based on the LIBOR rate at September 30, 2019.
(3) Represents minimum future lease payments due through the end of the initial lease term under executed leases.
(4) Includes amounts due under executed leases and commitments to vendors for development and other matters.
Off-Balance Sheet Arrangements
Off-balance sheet arrangements consist primarily of investments in joint ventures which are common in the real estate industry. Joint ventures typically fund their cash needs through secured debt financings obtained by and in the name of the joint venture entity. The joint venture debt is secured by a first mortgage, is without recourse to the joint venture partners, and does not represent a liability of the partners, except to the extent the partners or their affiliates expressly guarantee the joint venture debt. As of September 30, 2019, there were no guarantees of joint venture related mortgage indebtedness. In addition to obligations under mortgage indebtedness, our joint ventures have obligations under ground leases and purchase/tenant obligations. Our share of obligations under joint venture debt, ground leases and purchase/tenant obligations is quantified in the unconsolidated entities table within "Contractual Obligations" above. WPG may elect to fund cash needs of a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans, although such fundings are not required contractually or otherwise.

Equity Activity
Exchange Rights
Subject to the terms of the limited partnership agreement of WPG L.P., limited partners in WPG L.P. have, at their option, the right to exchange all or any portion of their units for shares of WPG Inc. common stock on a one‑for‑one basis or cash, as determined by WPG Inc. Therefore, the common units held by limited partners are considered by WPG Inc. to be share equivalents and classified as noncontrolling interests within permanent equity, and classified by WPG L.P. as permanent equity. The amount of cash to be paid if the exchange right is exercised and the cash option is selected will be based on the market value of WPG Inc.'s common stock as determined pursuant to the terms of the WPG L.P. Partnership Agreement. At September 30, 2019, WPG Inc. had reserved 34,714,281 shares of common stock for possible issuance upon the exchange of units held by limited partners.
Stock Based Compensation
On May 28, 2014, the WPG Inc. Board of Directors (the "Board") adopted the Washington Prime Group, L.P. 2014 Stock Incentive Plan (the "2014 Plan"), which permitted the Company to grant awards to current and prospective directors, officers, employees and consultants of the Company or any affiliate. An aggregate of 10,000,000 shares of common stock were reserved for issuance, with a maximum number of awards to be granted to a participant in any calendar year of 500,000 shares/units. On May 16, 2019, the common shareholders of WPG Inc. approved the Washington Prime Group, L.P. 2019 Stock Incentive Plan (the "2019 Plan"), which replaced the 2014 Plan with respect to the issuance of new awards. The Board and its Compensation Committee (the "Committee") previously approved and adopted the 2019 Plan, subject to WPG Inc. common shareholder approval, during the Board and Committee's regular meetings in February 2019. An aggregate of 7,290,000 shares of common stock are reserved for issuance, excluding carryover shares from the 2014 Plan. Awards may be in the form of stock options, stock appreciation rights, restricted stock, restricted stock units ("RSUs") or other stock-based awards in WPG Inc., long term incentive units ("LTIP units" or "LTIPs") or performance units ("Performance LTIP Units") in WPG L.P. The 2019 Plan terminates on May 16, 2029.
The following is a summary by type of the awards that the Company issued during the nine months ended September 30, 2019 and September 30, 2018 under the 2014 Plan and 2019 Plan.
Annual Long-Term Incentive Awards
During the nine months ended September 30, 2019 and 2018, the Company approved the terms and conditions of the 2019 and 2018 annual awards (the "2019 Annual Long-Term Incentive Awards" and "2018 Long-Term Incentive Awards," respectively) for certain executive officers and employees of the Company. Under the terms of the awards program, each participant is provided the opportunity to receive (i) time-based RSUs and (ii) performance-based stock units ("PSUs"). RSUs represent a contingent right to receive one WPG Inc. common share for each vested RSU. RSUs will vest in one-third installments on each annual anniversary of the respective Grant Date (as referenced below), subject to the participant's continued employment with the Company through each vesting date and the participant's continued compliance with certain applicable covenants. During the service period, dividend equivalents will be paid with respect to the RSUs corresponding to the amount of any dividends paid by the Company to the Company's common shareholders for the applicable dividend payment dates. Compensation expense is recognized on a straight-line basis over the three year vesting term. Actual PSUs earned may range from 0%-150% of the PSUs allocated to the award recipient, based on the Company's total shareholder return ("TSR") compared to a peer group based on companies with similar assets and revenue over a three-year performance period that commenced on the respective Grant Date (as referenced below). During the performance period, dividend equivalents corresponding to the amount of any regular cash dividends paid by the Company to the Company’s common shareholders for the applicable dividend payment dates will accrue and be deemed reinvested in additional PSUs, which will be settled in common shares at the same time and only to the extent that the underlying PSU is earned and settled in common shares. Payout of the PSUs is also subject to the participant’s continued employment with the Company through the end of the performance period. The PSUs were valued through the use of a Monte Carlo model and the related compensation expense is recognized over the three-year performance period.

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
WPG Restricted Stock Units
During the nine months ended September 30, 2019 and 2018, the Company awarded 331,792 RSUs, with a grant date fair value of $1.5 million, and 225,440 RSUs, with a grant-date fair value of $1.5 million, respectively, to certain non-executive employees and non-employee members of the Board. The RSUs are service-based awards and the related fair value is expensed over the applicable service periods, except in instances that result in accelerated vesting due to severance arrangements or retirement of Board members.
Stock Options
During the nine months ended September 30, 2019, no stock options were granted to employees, 391 stock options were exercised by employees and 66,053 stock options were canceled, forfeited or expired. As of September 30, 2019, there were 613,297 stock options outstanding.
During the nine months ended September 30, 2018, no stock options were granted to employees, no stock options were exercised by employees and 114,273 stock options were canceled, forfeited or expired.
Other Compensation Arrangements
On August 2, 2019, in connection with the execution of an employment agreement, the Committee granted Mr. Louis G. Conforti, the Company's Chief Executive Officer and Director, a retention award of 500,000 RSUs, with a grant date fair value of $1.8 million, and 500,000 PSUs, at target with a grant date fair value of $1.2 million, for his continued service through August 2, 2024. RSUs represent a contingent right to receive one WPG Inc. common share for each vested RSU. Dividend equivalents corresponding to the amount of any regular cash dividends paid by the Company to the Company’s common shareholders for the applicable dividend payment dates will accrue and be deemed reinvested in additional RSUs, which themselves will accrue dividend equivalents, and will be paid out if and when the underlying RSU vests. The RSUs will vest in one-third installments on August 2, 2022, 2023, and 2024, subject to Mr. Conforti's continued employment through such applicable date. Compensation expense is recognized on a straight-line basis over the five year vesting term.
Actual PSUs earned may range from 0%-200% of the PSUs awarded based on the Company's annualized TSR over a three year performance period that commenced on August 2, 2019, provided Mr. Conforti's continued employment through the vesting date. Dividend equivalents corresponding to the amount of any regular cash dividends paid by the Company to the Company’s common shareholders for the applicable dividend payment dates will accrue and be deemed reinvested in additional PSUs, which themselves will accrue dividend equivalents, and will be earned when and if the underlying PSU vests. Earned PSUs, if any, vest in one-third installments on August 2, 2022, 2023, and 2024. The PSUs were valued through the use of a Monte Carlo model and the related compensation expense is recognized over the five year term on a straight-line basis based on the applicable vesting period of the PSUs.
Share Award Related Compensation Expense
During the three and nine months ended September 30, 2019, the Company recorded compensation expense pertaining to the awards granted of $2.1 million and $5.9 million, respectively, in general and administrative and property operating expense within the consolidated statements of operations and comprehensive (loss) income. During the three and nine months ended September 30, 2018, the Company recorded compensation expense pertaining to the awards granted of $2.0 million and $6.3 million, respectively, in general and administrative and property operating expense within the consolidated statements of operations and comprehensive (loss) income. In certain instances, employment agreements and stock compensation programs provide for accelerated vesting when executives are terminated without cause. Additionally, the Committee may, in its discretion, accelerate the vesting for retiring Board members.

Distributions
During the three and nine months ended September 30, 2019 and 2018, the Board declared common share/unit dividends of $0.25 and $0.75 per common share/unit, respectively.
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
During the nine months ended September 30, 2019, we completed the sale of 18 outparcels with Four Corners. The allocated purchase price was $29.5 million (see details under "Overview - Basis of Presentation - Four Corners Outparcel Sales").
Additionally, during the nine months ended September 30, 2019, the Company sold certain undeveloped land parcels for an aggregate purchase price of $4.4 million.
In connection with the sales noted above, the Company recorded gains of $9.8 million and $26.1 million for the three and nine months ended September 30, 2019, which is included in gain on disposition of interests in properties, net in the consolidated statements of operations and comprehensive (loss) income. The net proceeds were used to fund ongoing redevelopment efforts and for general corporate purposes.
Development Activity
New Development, Expansions and Redevelopments.  We routinely incur costs related to construction for significant redevelopment and expansion projects at our properties. We expect our share of development costs for fiscal year 2019 related to these activities to be approximately $90 million to $115 million. Our estimated stabilized return or yield, on invested capital typically ranges in the high single digits.
We have identified 29 department stores (Sears, The Bon-Ton Stores, and one former Belk store) in our portfolio that we plan to redevelop and we are actively working on repositioning. Of these locations, 6 are expected to remain occupied by Sears through the remainder of 2019, resulting in 23 that we can currently develop. At the end of the third quarter 2019, 17 of these former department store locations have been addressed via signed letters of intent (LOI), fully executed leases, or replacement tenant openings. Many projects are actively under construction and two replacement stores have recently opened. These former department store locations represent an opportunity to enhance the experience at the property by bringing in offerings such as dining, grocery, entertainment, home furnishings, mixed-use components as well as dynamic retail offerings. These stores are in our Tier 1 and open air properties and exclude department stores that are owned by third parties, such as Seritage. We project that we will invest between $300 million to $350 million over the next three to five years to complete the redevelopment of these former department stores. The progress on some of these repositioning projects are discussed below:
•At Grand Central Mall in Parkersburg, West Virginia, we replaced an Elder-Beerman with a new 20,000 square foot H&M store, their first store in West Virginia, which opened in October 2018. Additionally, we added a new Five Below and Ulta Beauty, which opened in September 2018, in the former hhgregg store, and we added a Big Lots, which opened in July 2019, in the former Toys R' Us location. Lastly, we have commenced construction on the former Sears space which will add an exciting exterior facing element to the center featuring dynamic first-to-market retailers, including Home Goods, PetSmart, Ross Dress for Less, and TJ Maxx. This new open air component will complete the transformation of Grand Central Mall from a traditional enclosed regional center into a hybrid town center and the new stores are expected to open before the 2020 holiday shopping season. We will invest between $31 million and $33 million in this redevelopment with an expected yield of approximately 6% - 8%.
•At Lincolnwood Town Center in Lincolnwood, Illinois, The RoomPlace opened in August of 2019, taking approximately two thirds of the vacated Carson Pirie Scott department store. The estimated investment in the redevelopment will be between $16 million and $18 million and the yield is anticipated to be approximately 7% - 8%.

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
•At The Mall at Fairfield Commons, in Beavercreek, Ohio, the Sears store closed in December 2018. We will reposition the former department store with The RoomPlace and Round 1 Entertainment, both first to market. The RoomPlace will occupy the upper level and Round 1 Entertainment will occupy the lower level. The RoomPlace is expected to open in the first quarter of 2020 and Round 1 Entertainment is expected to open in November of 2019.
•At WestShore Plaza, in Tampa, Florida, we terminated the Sears lease during the first quarter of 2019, and we are currently in the entitlement process to bring a mixed use component to the center. In addition to gaining control of the former Sears location, we purchased a parcel that is currently leased to office tenants. Acquiring this high-visibility corner allows a more strategic approach as we add to our exciting mixed-use component to the property. We are actively working on redevelopment plans, and additional details will be announced in the future.
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
•At Morgantown Mall in Morgantown, West Virginia, we have plans to add a 70,000 square foot Dunham’s Sports store to replace a former Elder-Beerman (former Bon-Ton, Inc. Stores). The lease is fully executed and the store is expected to open in mid-2020. In addition at Morgantown Mall, we have plans to tear down the former Sears store. Finally, we have plans to add a new retailer and entertainment user in the former Belk location and are working on the final lease negotiations with the replacement tenants.
•At Port Charlotte Town Center in Port Charlotte, Florida, we have a signed LOI to add a new-to-market entertainment venue to replace a former Sears store. This premier entertainment and dining destination will offer food, family activities and the newest arcade games in the 88,000 square foot location.
•At Polaris Fashion Place® in Columbus, Ohio, FieldhouseUSA (see below for information on FieldhouseUSA) will replace the former Sears department store location. In addition, Sears announced plans to close their store at Town Center at Aurora in Aurora, Colorado, during the third quarter of 2019. FieldhouseUSA will also replace the Sears location there. The Company proactively gained control of both Sears spaces for redevelopment efforts. New retail and complementary mixed uses are planned for both projects with additional details being announced in the future.
During the fourth quarter of 2016, we held our grand opening of our new approximately 400,000 square foot shopping center in the Houston metropolitan area, Fairfield Town Center. The project features retailers such as H-E-B, Academy Sports, Marshall's, Party City, Old Navy, and Ulta Cosmetics. In addition, a number of dining options are at the center such as Chipotle, PeiWei, Whataburger, and Zoe's Kitchen. The project is 99.6% leased as of September 30, 2019. During the third quarter of 2017, we approved the final phase of this new development for an additional investment of approximately $28 million, which will add an additional 130,000 square feet of new GLA to accommodate the strong demand at the project. Leasing for this new phase is over 60% committed, including deals with a national theater and a national value fashion apparel retailer, which are expected to open in late 2020.
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

At Scottsdale Quarter in Scottsdale, Arizona, our most recent redevelopment effort involves the final phase of the significant expansion of our initial development of the project. The first part of the expansion has been completed and consists of buildings on the north and south parcels with tenancy including Design Within Reach, as well as luxury apartment homes and office space. The final component of the expansion will be comprised of approximately 300 new luxury apartment homes and 30,000 to 35,000 square feet of new street-level retail. The street-level retail and luxury apartment homes will have substantial amenities, such as new on-site parking and roof-top terraces overlooking Scottsdale Quarter and the McDowell Mountains. On February 7, 2018, the rights to construct the luxury apartment homes on the land of this final component were sold to an unrelated third party for $12.5 million and construction has since commenced. The interest in the retail unit of the planned development was retained. We have addressed, through executed leases and signed LOI’s, more than 80% of the retail space with some first-to-market and first-to-portfolio tenants. We had one tenant, Paige, open in September of 2019, and we expect the remaining retailers to open stores in this final component during the fourth quarter of 2019.
At Dayton Mall in Dayton, Ohio, we have signed leases with Ross Dress for Less and The RoomPlace to enhance the retail offering at the property. Ross Dress for Less opened in October of 2019 and replaced a former hhgregg store and The RoomPlace will be located in a newly combined larger store from previous small shop space. The estimated investment in adding these two retailers to the property will be between $8 million and $10 million with an anticipated yield of approximately 10% - 12%.
We continue to make progress replacing our former Toys R' Us locations. We have three recent openings, including the previously discussed Big Lots store at Grand Central Mall. At the Plaza at Buckland Hills in Manchester, Connecticut, a new K&G Superstore opened in September 2019 and Marshall's opened in October 2019 in the former Toys R' Us location at the center.
Capital Expenditures
The following table summarizes total consolidated capital expenditures on a cash basis for the nine months ended September 30, 2019 (in thousands):

Redevelopments and expansions	$55,433
Tenant allowances	19,759
Operational capital expenditures	20,785
Total(1)	$95,977
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

The following schedule reconciles total FFO to net (loss) income for the three and nine months ended September 30, 2019 and 2018 (in thousands, except share/unit amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Net (loss) income	$(1,665)	$4,115	$(21,108)	$39,819
Less: Preferred dividends and distributions on preferred operating partnership units	(3,568)	(3,568)	(10,704)	(10,704)
Adjustments to Arrive at FFO:
Real estate depreciation and amortization, including joint venture impact	81,155	81,525	239,060	225,079
Impairment loss, including (gain) on disposition of interests in properties, net	24,992	—	24,992	(1,755)
FFO of the Operating Partnership (1)	100,914	82,072	232,240	252,439
FFO allocable to limited partners	15,695	12,719	36,165	39,156
FFO allocable to common shareholders/unitholders	$85,219	$69,353	$196,075	$213,283

Diluted (loss) earnings per share/unit	$(0.02)	$0.00	$(0.14)	$0.13
Adjustments to arrive at FFO per share/unit:
Real estate depreciation and amortization, including joint venture impact	0.36	0.37	1.07	1.01
Impairment loss, including (gain) on disposition of interests in properties, net	0.11	0.00	0.11	(0.01)
Diluted FFO per share/unit	$0.45	$0.37	$1.04	$1.13

Weighted average shares outstanding - basic	188,603,382	187,845,587	188,392,694	187,647,504
Weighted average limited partnership units outstanding	34,735,136	34,711,788	34,739,598	34,699,815
Weighted average additional dilutive securities outstanding (2)	837,529	1,435,195	543,925	1,449,179
Weighted average shares/units outstanding - diluted	224,176,047	223,992,570	223,676,217	223,796,498

(1)
FFO of the operating partnership decreased $20.2 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. During the nine months ended September 30, 2019, we received $36.2 million less in operating income related to comparable properties, which can be primarily attributed to the Anchor Store Impact and the sale of certain outparcels. Additionally, general and administrative expenses increased $9.5 million, primarily related to the impact of the new lease accounting standard which prohibits the Company from capitalizing non-incremental internal leasing and legal efforts. Lastly, interest expense, net, increased $9.2 million, which was primarily attributable to corporate debt activity primarily related to higher interest rates due to the credit rating downgrade. Offsetting these decreases was a $38.9 million increase related to the gain on extinguishment of debt which primarily related to the transition of Towne West Square to the lender.

(2)
The weighted average additional dilutive securities for the three and nine months ended September 30, 2019 are excluded for purposes of calculating diluted (loss) earnings per share/unit because their effect would have been anti-dilutive.

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
The following schedule reconciles comparable NOI for our Tier 1 and open air properties to net (loss) income and presents comparable NOI percent change for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Net (loss) income	$(1,665)	$4,115	$(21,108)	$39,819
Loss from unconsolidated entities	241	577	2,002	310
Income and other taxes	(120)	(227)	465	859
Gain on extinguishment of debt, net	(38,913)	—	(38,913)	—
Gain on disposition of interests in properties, net	(9,825)	(3,864)	(26,056)	(20,108)
Interest expense, net	38,833	36,582	114,806	105,627
Operating (loss) income	(11,449)	37,183	31,196	126,507

Depreciation and amortization	70,948	71,010	209,142	196,100
Impairment loss	28,936	—	28,936	—
General and administrative	12,210	9,124	39,459	29,969
Fee income	(3,242)	(2,562)	(8,669)	(7,044)
Management fee allocation	39	21	124	5
Pro-rata share of unconsolidated joint ventures in comp NOI	17,619	18,434	52,437	53,859
Property allocated corporate expense	4,342	3,577	12,675	10,758
Non-comparable properties and other (1)	788	(212)	558	(2,559)
NOI from sold properties	674	(2,100)	(462)	(7,427)
Termination income	(100)	(197)	(1,512)	(2,221)
Straight-line rents	(1,293)	(1,131)	(3,655)	(3,154)
Ground lease adjustments for straight-line and fair market value	5	13	15	38
Fair market value and inducement adjustments to base rents	(915)	(3,847)	(5,302)	(7,962)
Less: Tier 2 and noncore properties (2)	(8,280)	(12,643)	(25,435)	(38,450)

Comparable NOI - Tier 1 and open air properties	$110,282	$116,670	$329,507	$348,419
Comparable NOI percentage change - Tier 1 and open air properties	(5.5)%		(5.4)%

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
We are exposed to market risk from changes in interest rates, primarily LIBOR. We seek to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs by closely monitoring our variable rate debt and converting such debt to fixed rates when we deem such conversion advantageous. From time to time, we may enter into interest rate swap agreements or other interest rate hedging contracts. While these agreements are intended to lessen the impact of rising interest rates, they also expose us to the risks that the other parties to the agreements will not perform, we could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly effective cash flow hedges under GAAP guidance. As of September 30, 2019, $382.0 million (excluding debt issuance costs of $6.8 million) of our aggregate consolidated indebtedness (12.4% of total consolidated indebtedness) was subject to variable interest rates, excluding amounts outstanding under variable rate loans that have been hedged to fixed interest rates.
If LIBOR rates of interest on our variable rate debt fluctuated, our future earnings and cash flows would be impacted, depending upon the current LIBOR rates and the existence of any derivative contracts currently in effect.  Based upon our variable rate debt balance as of September 30, 2019, a 50 basis point increase in LIBOR rates would result in a decrease in earnings and cash flow of $1.9 million annually and a 50 basis point decrease in LIBOR rates would result in an increase in earnings and cash flow of $1.9 million annually.  This assumes that the amount outstanding under our variable rate debt remains at $382.0 million, the balance as of September 30, 2019. See the additional discussion of the LIBOR transition under "Liquidity and Capital Resources."

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
Changes in Internal Control Over Financial Reporting.  There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Changes in Internal Control Over Financial Reporting.  There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
As of September 30, 2019, we had approximately $382.0 million (excluding debt issuance costs of $6.8 million) of our aggregate consolidated indebtedness that was indexed to the London Interbank Offered Rate (“LIBOR”). In addition, as of September 30, 2019, we had approximately $641.5 million of consolidated indebtedness swapped to LIBOR plus a fixed spread. Central banks around the world, including the Federal Reserve, have commissioned working groups of market participants and official sector representatives with the goal of finding suitable replacements for LIBOR based on observable market transactions. It is expected that a transition away from the widespread use of LIBOR to alternative rates will occur over the course of the next few years. The U.K. Financial Conduct Authority (FCA), which regulates LIBOR, has announced that it has commitments from panel banks to continue to contribute to LIBOR through the end of 2021, but that it will not use its powers to compel contributions beyond such date. Accordingly, there is considerable uncertainty regarding the publication of such rates beyond 2021. The Federal Reserve Bank of New York and various other authorities have commenced the publication of reforms and actions relating to alternatives to U.S. dollar LIBOR. Although the full impact of such reforms and actions, together with any transition away from LIBOR, including the potential or actual discontinuance of LIBOR publication, remains unclear, these changes may have a material adverse impact on the availability of financing, including LIBOR-based loans, and on our financing costs.
If the WPG, Inc. common stock is delisted from the New York Stock Exchange (“NYSE”) because it trades below $1.00 for an extended period of time, or otherwise, there could be a negative effect on our business that could significantly impact our financial condition, our operating results and our ability to service our debt obligations.
Although the per share price of our common stock has remained above $1.00, despite recent volatility, in the event the per share trading price of our common stock closes below $1.00 for thirty (30) consecutive days, our common stock could be delisted from the NYSE if not cured in adequate time which could necessitate extraordinary measures by us in order to accomplish. The threat of delisting our common stock could have adverse effects by, among other things:

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
10.1+
Amendment to Employment Agreement, dated and effective as of August 2, 2019, by and between Washington Prime Group Inc. and Louis G. Conforti (incorporated by reference to Form 8-K filed on August 2, 2019).

10.2+
Restricted Stock Unit Award Agreement, dated and effective as of August 2, 2019, by and between Washington Prime Group Inc. and Louis G. Conforti (incorporated by reference to Form 8-K filed on August 2, 2019).

10.3+
Performance Stock Unit Award Agreement, dated and effective as of August 2, 2019, by and between Washington Prime Group Inc. and Louis G. Conforti (incorporated by reference to Form 8-K filed on August 2, 2019).

10.4	Loan Agreement, dated October 10, 2019, by and between Washington Prime Group, L.P. and Mall Ground Portfolio, LLC (incorporated by reference to Form 8-K filed on October 17, 2019).
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

Date:	October 24, 2019	By:	/s/ Mark E. Yale
Mark E. Yale Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	October 24, 2019	By:	/s/ Melissa A. Indest
Melissa A. Indest Executive Vice President, Finance and Chief Accounting Officer (Principal Accounting Officer)