Form 10-K
period 2019-12-31
WASHINGTON PRIME GROUP INC.; Washington Prime Group, L.P.
filed 2020-02-27
CIK 1594686, 1610911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(614) 621-9000
(Registrant’s telephone number, including area code)

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
Washington Prime Group Inc.: None
Washington Prime Group, L.P.: Units of limited partnership interest (34,506,965 units outstanding as of February 26, 2020)

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
Washington Prime Group Inc. Yes  ☐ No ☒        Washington Prime Group, L.P. Yes  ☐ No ☒

The aggregate market value of shares of common stock held by non-affiliates of Washington Prime Group Inc. was approximately $0.7 billion based on the closing sale price on the New York Stock Exchange for such stock on June 28, 2019.

As of February 26, 2020, Washington Prime Group Inc. had 186,884,276 shares of common stock outstanding. Washington Prime Group, L.P. has no publicly traded equity and no common stock outstanding.

Documents Incorporated By Reference
Portions of Washington Prime Group Inc.'s Proxy Statement in connection with its 2020 Annual Meeting of Stockholders are incorporated by reference in Part III.

EXPLANATORY NOTE
This report combines the annual reports on Form 10-K for the fiscal year ended December 31, 2019 of Washington Prime Group® Inc. and Washington Prime Group®, L.P. Unless stated otherwise or the context requires otherwise, references to “WPG Inc.” mean Washington Prime Group® Inc., an Indiana corporation, and references to “WPG L.P.” mean Washington Prime Group®, L.P., an Indiana limited partnership, and its consolidated subsidiaries, in cases where it is important to distinguish between WPG Inc. and WPG L.P. We use the terms “WPG,” the “Company,” “we,” “us,” and “our,” to refer to WPG Inc., WPG L.P., and entities in which WPG Inc. or WPG L.P. (or any affiliate) has a material interest on a consolidated basis, unless the context indicates otherwise.
WPG Inc. operates as a self-managed and self-administered real estate investment trust (“REIT”). WPG Inc. owns properties and conducts operations through WPG L.P., of which WPG Inc. is the sole general partner and of which it held approximately 84.5% of the partnership interests (“OP units”) at December 31, 2019. The remaining OP units are owned by various limited partners. As the sole general partner of WPG L.P., WPG Inc. has the exclusive and complete responsibility for WPG L.P.’s day-to-day management and control. Management operates WPG Inc. and WPG L.P. as one enterprise. The management of WPG Inc. consists of the same persons who direct the management of WPG L.P. As general partner with control of WPG L.P., WPG Inc. consolidates WPG L.P. for financial reporting purposes, and WPG Inc. does not have significant assets other than its investment in WPG L.P. Therefore, the assets and liabilities of WPG Inc. and WPG L.P. are substantially the same on their respective consolidated financial statements and the disclosures of WPG Inc. and WPG L.P. also are substantially similar.
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
This combined Annual Report on Form 10-K for WPG Inc. and WPG L.P. includes, for each entity, separate financial statements (but combined footnotes), separate reports on disclosure controls and procedures and internal control over financial reporting, separate CEO/CFO certifications and, as appropriate and where necessary, separate applicable exhibits (combined in one Item 601 exhibit list). In addition, if there were any material differences between WPG Inc. and WPG L.P. with respect to any other financial and non-financial disclosure items required by Form 10-K, they would be discussed separately herein.

WASHINGTON PRIME GROUP INC. AND WASHINGTON PRIME GROUP, L.P.
Annual Report on Form 10-K
December 31, 2019

Part I
Item 1.    Business
General
Washington Prime Group® Inc. ("WPG Inc.") is an Indiana corporation that operates as a fully integrated, self-administered and self-managed real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended (the "Code"). WPG Inc. will generally qualify as a REIT for U.S. federal income tax purposes as long as it continues to distribute at least 90% of its REIT taxable income, exclusive of net capital gains, and satisfy certain other requirements. WPG Inc. will generally be allowed a deduction against its U.S. federal income tax liability for dividends paid by it to REIT shareholders, thereby reducing or eliminating any corporate level taxation to WPG Inc. Washington Prime Group, L.P. ("WPG L.P.") is WPG Inc.'s majority-owned limited partnership subsidiary that owns, develops, and manages, through its affiliates, all of WPG Inc.'s real estate properties and other assets. WPG Inc. is the sole general partner of WPG L.P. On May 28, 2014, WPG separated from Simon Property Group Inc. ("SPG") through the distribution of 100% of the outstanding units of WPG L.P. to the owners of Simon Property Group L.P. and 100% of the outstanding shares of WPG to the SPG common shareholders in a tax-free distribution. Prior to the separation, WPG Inc. and WPG L.P. were wholly owned subsidiaries of SPG and its subsidiaries.
We own, develop and manage enclosed retail properties and open air properties. As of December 31, 2019, our assets consisted of material interests in 104 shopping centers in the United States, comprised of approximately 56 million square feet of managed gross leasable area ("GLA").
Unless the context otherwise requires, references to "WPG," "the Company," "we," "us" or "our" refer to WPG Inc., WPG L.P. and entities in which WPG Inc. or WPG L.P. (or any affiliate) has a material ownership or financial interest, on a consolidated basis.
Transactions
For a description of our operational strategies and developments in our business during 2019 see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Form 10-K.
Segments
Our primary business is the ownership, development and management of retail real estate within the United States. We have aggregated our operations, including enclosed retail properties and open air properties, into one reportable segment because they have similar economic characteristics and we provide similar products and services to similar types of tenants and, in many cases, the same tenants. For the year ended December 31, 2019, Signet Jewelers, Ltd. (based on common parent ownership of tenants including, but not limited to, Body by Pagoda, Jared's, Kay Jewelers, Piercing Pagoda, Rogers Jewelers, and Zales Jewelers) and L Brands, Inc. (based on common parent ownership of tenants including Bath & Body Works, Pink, Victoria's Secret, and White Barn Candle) each accounted for approximately 2.6% of base minimum rents. Further, Signet Jewelers, Ltd., L Brands, Inc., Dick's Sporting Goods (based on common parent ownership including Dick's Sporting Goods, Field & Stream, and Golf Galaxy) and Footlocker, Inc. (based on common parent ownership including Champs Sports, Foot Action USA, Footlocker, Kids Footlocker, and Lady Footlocker), in aggregate, comprised approximately 9.1% of base minimum rents. See Item 2. "Properties" for further information on tenant mix.
Other Policies
The following is a discussion of our investment policies, financing policies, conflicts of interest policies and policies with respect to certain other activities. One or more of these policies may be amended or rescinded from time to time without a stockholder vote.
Investment Policies
We are in the business of owning, managing and operating enclosed and open air retail properties across the United States and while we emphasize these real estate investments, we may also invest in equity or debt securities of other entities engaged in real estate activities or securities of other issuers. However, any of these investments would be subject to the percentage ownership limitations and gross income tests necessary for REIT qualification of WPG Inc. under federal tax laws as well as our own internal policies concerning conflicts of interest and related party transactions. These REIT limitations mean that we cannot make an investment that would cause our real estate assets to be less than 75% of our total assets. We must also derive at least 75% of our gross income directly or indirectly from investments relating to real property or mortgages on real property, including "rents from real property," dividends from other REITs and, in certain circumstances, interest from certain types of temporary investments. In addition, we must also derive at least 95% of our gross income from such real property investments, and from dividends, interest and gains from the sale or dispositions of stock or securities or from other combinations of the foregoing.

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
We expect most future borrowings would be made through WPG L.P. or its subsidiaries. Borrowings may be in the form of bank borrowings, publicly and privately placed debt instruments, or purchase money obligations to the sellers of properties. Any such indebtedness may be secured or unsecured. Any such indebtedness may also have full or limited recourse to the borrower or be cross-collateralized with other debt, or may be fully or partially guaranteed by WPG L.P. Although we may borrow to fund the payment of dividends, we currently have no expectation that we will regularly do so. See "Financing and Debt" within Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Form 10-K for a discussion of our debt arrangements as of December 31, 2019.
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
Under WPG Inc.’s Governance Principles, directors must disclose to the rest of the Board of Directors any potential conflict of interest they may have with respect to any matter under discussion and, if appropriate, recuse themselves from Board of Director discussions of, and/or refrain from voting on, such matter. Directors shall not have a duty to communicate or present any corporate opportunity to WPG Inc. and WPG Inc. renounces any interest or expectancy in such opportunity and waives any claim against a director arising from the fact that he or she does not present the opportunity to WPG Inc. or pursues or facilitates the pursuit of the opportunity by others; provided, however, that the foregoing shall not apply in a case in which a director is presented with a corporate opportunity in writing expressly in his or her capacity as a director of WPG Inc. The same requirement applies to officers of WPG Inc.
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

Seasonality
The shopping center business is, to some extent, seasonal in nature with tenants typically achieving the highest levels of sales during our fiscal fourth quarter due to the holiday season, which generally results in higher percentage rent income in the fourth quarter. Additionally, enclosed retail properties achieve a substantial portion of their specialty (temporary retailer) rents during the holiday season. Thus, occupancy levels and revenue production are generally the highest in the fourth quarter of each year. Results of operations realized in any one quarter may not be indicative of the results likely to be experienced over the course of our fiscal year.
Environmental Matters
See Item 1A. "Risk Factors" for information concerning the potential effects of environmental regulations on our operations.
Intellectual Property
WPG L.P., by and through its affiliates, holds service marks registered with the United States ("U.S.") Patent and Trademark Office, including the terms Washington Prime Group® (expiration date January 2028), The Outlet Collection®(expiration date October 2023), Shelby’s Sugar Shop® (expiration date September 2028), and TANGIBLE®(expiration date September 2028) as well as the names of certain of our properties such as Scottsdale Quarter® (expiration date November 2029), Town Center at Aurora® (expiration date October 2026), and Polaris Fashion Place® (expiration date July 2022), and other marketing terms, phrases, and materials it uses to promote its business, services, and properties. Additionally, WPG L.P. holds U.S. Patent No. 10,540,702 issued on January 21, 2020 and expiring September 19, 2037, which is used as part of the TANGIBLE technology.
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
Some examples of the Company’s focus on environmental sustainability investments in its properties include energy efficient Light Emitting Diode ("LED") lighting projects, which has led to reductions in the Company's annual electric consumption, charging stations for electric cars, solar energy panels, and many more innovations. As it relates to new projects, we are focused on the area of energy reduction and leveraging sustainability to achieve cost efficiencies in our operations. We are working with local and state municipalities to expand the Property Assessed Clean Energy (PACE) model promulgated by the U.S. Department of Energy to help finance energy efficiency projects at its retail properties.
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
Employees
At December 31, 2019, we had 851 employees, of which 97 were part-time.
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
Our open air and enclosed retail properties are typically anchored by department stores and other large nationally or regionally recognized tenants. The value of some of our properties could be adversely affected materially, if these department stores or major tenants fail to comply with their contractual obligations, seek concessions in order to continue operations, or cease their operations.
For example, among department stores and other large stores, corporate merger or consolidation activity typically results in the closure of duplicate or geographically overlapping store locations. Adverse economic and fiscal pressure on the businesses of our department stores and major tenants could have an adverse impact upon our own results. Certain department stores, including The Bon-Ton Stores, Inc. which liquidated in 2018, Sears Holdings Corporation, and other national retailers have experienced, and might continue to experience, depending on consumer confidence levels or overall economic conditions, considerable decreases in customer traffic in their retail stores, increased competition from alternative retail options, such as those accessible via the Internet and other mediums, and other forms of pressure on their business models. Pressure on these department stores and national retailers could impact their ability to maintain their stores, meet their obligations both to us and to their external lenders and suppliers, withstand takeover attempts by investors or rivals or avoid bankruptcy and/or liquidation, all of which could result in impairment or closures of their stores. Other of our tenants might be entitled to modify the economic or other terms of their existing leases in the event of such closures (through co-tenancy clauses), which could decrease rents and/or operating expense reimbursements or entitle such retailers to close their stores. The leases of some anchors might permit the anchor to transfer its lease, including any attendant approval rights, to another retailer.

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
Additionally, department store or major tenant closures might result in decreased customer traffic, which could lead to decreased sales at our properties and adversely impact our ability to successfully execute our leasing strategy and objectives. If the sales of stores operating in our properties decline significantly due to the closing of anchor stores or other national retailers, adverse economic conditions, or other reasons, tenants might be unable to pay their minimum rents or pay landlord recovery charges, which would likely negatively impact our financial results. In the event of any default by a tenant, whether a department store, national or regional retailer or otherwise, we might not be able to fully recover and/or experience delays and costs in enforcing our rights as landlord to recover amounts due to us under the terms of our agreements with such parties.
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
The leases for a number of the tenants that have opened stores at properties we have developed or redeveloped have reduced rent from co-tenancy clauses that allow those tenants to pay reduced rent until occupancy at the respective property reaches certain thresholds and/or certain named co-tenants open stores at the respective property. Additionally, some tenants may have rent abatement clauses that delay rent commencement for a prolonged period of time after initial occupancy. The effect of these clauses reduces our rents and FFO while they are applicable. We expect to continue to offer co-tenancy and rent abatement clauses in the future to attract tenants to our development and redevelopment properties. As a result, our current and future development and redevelopment properties are more likely to achieve lower returns during their stabilization periods than other projects of this nature historically have, which may adversely impact our investment in such developments, as well as our financial condition and results of operations. Additionally, the prevalence and volume of such properties is likely to increase in our development and redevelopment pipeline at an unpredictable rate in light of the recent proliferation of bankruptcy filings and closures by retailers occupying "big box," anchor or other traditionally large spaces which can have an adverse impact on our financial condition and results of operations.
We face a wide range of competition that could affect our ability to operate profitably.
Our properties compete with other retail properties and other forms of retail, such as catalogs and e-commerce websites. Competition could also come from other open air properties, outlet centers, lifestyle centers, and enclosed retail properties, and both existing and future development projects. The presence of competitive alternatives might adversely impact the success of our existing properties, our ability to lease space and the rental rates we can obtain. We also compete with other retail property developers to acquire prime development sites. Additionally, we compete with other retail property companies for tenants and qualified management. If we are unable to successfully compete, our business, results of operations and financial condition could be materially adversely affected.
The increase in and prevalence of digital and mobile technology usage has increased the speed of the transition of a percentage of market share from shopping at physical locations to web-based purchases. If we are unsuccessful in adapting our business to changing consumer spending habits and methods by which consumers shop retail, our results of operations and financial condition could be materially adversely affected. Additionally, our investments in ventures aimed at finding innovative and unique uses within shopping centers and retail generally may be unsuccessful and incur expenses, losses, and use resources to a degree that adversely impacts our financial results without a corresponding positive financial return or operational benefit.
If we lose our key management personnel, we might not be able to successfully manage our business and achieve our objectives.
Our management team has substantial experience in owning, operating, acquiring, and developing enclosed retail properties and other open air properties. A large part of our success depends on the leadership and performance of our executive management team and we cannot guarantee that they will remain with us. If we unexpectedly lose the services of these individuals, we might not be able to successfully manage our business or achieve our business objectives. Additionally, we continue to actively recruit management and other professional talent within the real estate and retail industries necessary to manage our properties to optimal performance. If we are not able to successfully recruit such personnel or cannot do so readily, this may adversely impact our ability to manage our business, achieve our financial goals, or meet our strategic and operational objectives.
We have limited control with respect to some properties that are partially owned or managed by third parties, which could adversely affect our ability to sell or refinance or otherwise take actions concerning these properties that would be in the best interests of WPG Inc.'s shareholders.
We may continue to co-invest with third parties through partnerships, joint ventures, or other entities, including without limitation by acquiring controlling or non-controlling interests in, or sharing responsibility for, managing the affairs of a property, partnership, joint venture or other entity. At December 31, 2019, we do not have sole decision-making authority regarding 13 unconsolidated properties that we currently hold through joint ventures with third parties.
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
Our revenues are dependent on the level of revenues realized by our tenants, and a decline in their revenues could materially and adversely affect our business, results of operations and financial condition.
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
As a result of these and other economic and market-based factors, our tenants might be unable to pay their existing minimum rents or pay landlord recovery charges due. Because substantially all of our income is derived from rentals of commercial real property, our income and cash flow would be adversely affected if a significant number of tenants are unable to meet their obligations or their revenues decline, especially if they were tenants with a significant number of locations within our portfolio. Additionally, a decrease in retail demand could make it difficult for us to renew or re-lease our properties at lease rates equal to or above historical rates.
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
The consolidated indebtedness of our business as of December 31, 2019 was approximately $3.1 billion. We have and will continue to incur various costs and expenses associated with our transactions and executing our operational and fiscal strategy. Any future increased levels of indebtedness could also reduce access to capital and increase borrowing costs generally, thereby reducing funds available for working capital, capital expenditures, tenant improvements, acquisitions and other general corporate purposes and may create competitive disadvantages for us relative to other companies with lower debt levels. If we do not achieve our operational and growth goals or if the financial performance of the Company does not meet current expectations, then our ability to service our indebtedness may be adversely impacted. Lastly, if interest rates increase, the cost of capital and expenses of debt service requirements relating to our variable rate debt, which constitutes 11.9% of our consolidated indebtedness as of December 31, 2019, would increase which could adversely affect our cash flows.
We may be adversely affected by changes in LIBOR reporting practices or the method in which LIBOR is determined.
As of December 31, 2019, we had approximately $372.0 million (excluding debt issuance costs of $6.2 million) of our aggregate consolidated indebtedness that was indexed to the London Interbank Offered Rate (“LIBOR”). In addition, as of December 31, 2019, we had approximately $641.3 million of consolidated indebtedness swapped to LIBOR plus a fixed spread. Central banks around the world, including the Federal Reserve, have commissioned working groups of market participants and official sector representatives with the goal of finding suitable replacements for LIBOR based on observable market transactions. It is expected that a transition away from the widespread use of LIBOR to alternative rates will occur over the course of the next few years. The U.K. Financial Conduct Authority (“FCA”), which regulates LIBOR, has announced that it has commitments from panel banks to continue to contribute to LIBOR through the end of 2021, but that it will not use its powers to compel contributions beyond such date. Accordingly, there is considerable uncertainty regarding the publication of such rates beyond 2021. The Federal Reserve Bank of New York and various other authorities have commenced the publication of reforms and actions relating to alternatives to U.S. dollar LIBOR. Although the full impact of such reforms and actions, together with any transition away from LIBOR, including the potential or actual discontinuance of LIBOR publication, remains unclear, these changes may have a material adverse impact on the availability of financing, including LIBOR-based loans, and on our financing costs.
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
If our cash flows and capital resources are insufficient to service and repay our debt and fund other cash requirements, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to sell assets or operations, seek additional capital or restructure or refinance our debt. We may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, such alternative actions may not allow us to meet all of our debt obligations. Our unsecured revolving credit facility (the "Revolver") and senior unsecured term loan (the "Term Loan" and collectively with the Revolver, the "Facility") restrict (i) our ability to dispose of assets and (ii) our ability to incur debt. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt obligations then due.
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
Also, we may be required to expend significant sums of money to comply with the Americans with Disabilities Act of 1990, as amended (“ADA”), and other federal, state, and local laws in order for our properties and facilities (including those in and a part of cyberspace) to meet requirements related to access and use by physically challenged persons. Additionally, unanticipated costs and expenses may be incurred in connection with defending lawsuits relating to ADA compliance not covered by our liability insurance.
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
We currently maintain insurance coverage for acts of terrorism by foreign or domestic agents. The U.S. government provides reinsurance coverage to insurance companies following a declared terrorism event under the Terrorism Risk Insurance Program Reauthorization Act of 2019, which is a modified extension of the original Terrorism Risk Insurance Extension Act ("TRIA") of 2002. TRIA was designed to force insurance carriers to provide optional terrorism coverage solutions to all insureds that receive an issued insurance policy in the U.S., in which the insurance carriers would be supplied reinsurance support from the U.S. government under the act of declared terrorism events that cause or create in excess of $100 million in damages or losses. The U.S. government could terminate its reinsurance of terrorism, thus increasing the risk of uninsured losses for such acts. Our tenants, vendors and joint venture partners in retail and otherwise are subject to similar risks.
We face possible risks associated with climate change.
We understand that climate change presents serious challenges at local, regional and global levels. Significant risks arise from both physical impacts and the transition to a low carbon future. Over time, physical impacts, including adverse weather events and rising sea levels, could result in volatile or decreased demand for retail space at certain properties or, in extreme cases, our inability to operate the properties at all. Climate change may also have indirect effects on our business by increasing the cost of (or making unavailable) insurance on favorable terms and increasing the cost of energy at our properties. Moreover, compliance with new laws or regulations related to climate change may require us to make improvements to our existing properties or increase taxes and fees assessed on us or our properties. At the same time there are potential business opportunities from the transition to a low carbon economy and we are currently undertaking a robust climate change risk assessment process, based on the recommendations of the 2017 Task Force on Climate-related Financial Disclosures (TCFD) Report, to ensure we are mitigating the threats and capitalizing on the opportunities.  At this time, there can be no assurance that climate change will not have a material adverse effect on us.
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
We had a policy to pay a quarterly cash distribution at an annualized rate of $1.00 per common share/unit through 2019 and have announced our updated policy to pay at an annualized rate of $0.50 per common share/unit for 2020. However, going forward holders of our common shares/units may not receive the same quarterly distributions for various reasons, including the following:

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

Our shareholders/unitholders have no contractual or other legal right to distributions that have not been declared. Refer to discussion in Part II, Item 5 "Market for the Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities - Distribution Information" for further information on our distribution policy.
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
As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, the Sarbanes-Oxley Act and the Dodd-Frank Act and are required to prepare our financial statements according to the rules and regulations required by the Securities and Exchange Commission (the "SEC"). Additionally, the Exchange Act requires that we file annual, quarterly and current reports. Our failure to prepare and disclose this information in a timely manner or to otherwise comply with applicable law could subject us to penalties under federal securities laws, expose us to lawsuits and restrict our ability to access financing.

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
Risks Related to the Separation from SPG
Potential indemnification liabilities to SPG pursuant to certain separation agreements could materially adversely affect our operations.
Certain separation agreements with SPG provide for, among other things, the principal corporate transactions required to effect the separation, certain conditions to the separation and distribution and provisions governing our relationship with SPG with respect to and following the separation and distribution. Among other things, the separation agreements provide for indemnification obligations designed to make us financially responsible for substantially all liabilities that may exist relating to our business activities, whether incurred prior to or after the separation and distribution, as well as those obligations of SPG that we will assume pursuant to the separation agreements. If we are required to indemnify SPG under the circumstances set forth in these agreements, we may be subject to substantial liabilities.
In connection with our separation from SPG, SPG will indemnify us for certain pre-distribution liabilities and liabilities related to SPG assets. However, there can be no assurance that these indemnities will be sufficient to insure us against the full amount of such liabilities, or that SPG's ability to satisfy its indemnification obligation will not be impaired in the future.
Pursuant to certain separation agreements, SPG has agreed to indemnify us for certain liabilities. However, third parties could seek to hold us responsible for any of the liabilities that SPG agrees to retain, and there can be no assurance that SPG will be able to fully satisfy its indemnification obligations. Moreover, even if we ultimately succeed in recovering from SPG any amounts for which we are held liable, such indemnification may be insufficient to fully offset the financial impact of such liabilities and/or we may be temporarily required to bear these losses while seeking recovery from SPG.
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
The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process, and by the IRS and the U.S. Department of the Treasury (the "Treasury"). Although we are not aware of any provision of the Tax Cuts and Jobs Act, the tax reform legislation enacted in 2017, or any pending or subsequent tax legislation that would adversely affect our ability to operate as a REIT, changes to the tax laws or interpretations thereof by the IRS and the Treasury, with or without retroactive application, could materially and adversely affect WPG Inc.'s investors or WPG Inc. WPG Inc. cannot predict how changes in the tax laws might affect its investors or WPG Inc. New legislation, Treasury regulations, administrative interpretations or court decisions could significantly and negatively affect WPG Inc.'s ability to qualify to be taxed as a REIT and/or the U.S. federal income tax consequences to WPG Inc.'s investors and WPG Inc. of such qualification.
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
Not all states automatically conform to changes in the Code. Some states use the legislative process to decide whether it is in their best interests to conform or not to various provisions of the Code. This could increase the complexity of our compliance efforts, increase compliance costs, and may subject us to additional taxes and audit risk.
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
Complying with WPG Inc.'s REIT requirements might cause us to forego otherwise attractive acquisition opportunities, liquidate otherwise attractive investments, or never pursue viable and profitable business or commercial ventures.
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
Additionally, in general, no more than 5% of the value of WPG Inc.'s total assets (other than government securities, qualified real estate assets and securities issued by a TRS) can consist of the securities of any one issuer, and no more than 20% of the value of our total assets can be represented by securities of one or more TRSs. If WPG Inc. fails to comply with these requirements at the end of any calendar quarter, it must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing its REIT qualification and suffering adverse tax consequences. As a result, we might be required to liquidate, forego otherwise attractive investments, or never pursue viable and profitable business or commercial ventures. These actions could have the effect of reducing WPG Inc.'s income and amounts available for distribution to its shareholders.
In addition to the asset tests set forth above, to qualify to be taxed as a REIT, WPG Inc. must continually satisfy tests concerning, among other things, the sources of its income, the amounts it distributes to its shareholders and the ownership of its shares. We might be unable to pursue investments or business or commercial ventures that would be otherwise advantageous to us in order to satisfy the source-of-income or asset-diversification requirements of WPG Inc. for qualifying as a REIT. Thus, compliance with WPG Inc.'s REIT requirements may hinder our ability to make certain attractive investments or pursue viable and profitable business or commercial ventures.
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

WPG Inc. is subject to the continued listing standards of the NYSE, which has several criteria for listing, including maintaining minimum trading prices. If the WPG Inc. common stock is delisted because it trades below $1.00 for an extended period of time, or otherwise, there could be a negative effect on our business that could significantly impact our financial condition, our operating results and our ability to service our debt obligations.
Although the per share price of our common stock has remained above $1.00 despite recent volatility, in the event the per share trading price of our common stock closes below $1.00 for thirty (30) consecutive days, our common stock could be delisted from the NYSE if not cured in adequate time which could necessitate extraordinary measures by us in order to accomplish. The threat of delisting our common stock could have adverse effects by, among other things:

•	reducing the liquidity and market price of our common stock;

•	eliminating the open market trading of our common stock;

•	reducing the number of investors willing to hold or acquire our common stock;

•	reducing our ability to retain, attract and motivate the members of our board of directors, executive officers and employees through the use of equity-based compensation and equity incentives; and

•	reducing our ability to service our debt obligations.
WPG Inc.'s cash available for distribution to shareholders might be insufficient to pay distributions at any particular levels or in amounts sufficient in order for WPG Inc. to maintain its REIT qualification, which could require us to borrow funds in order to make such distributions.
As a REIT, WPG Inc. is required to distribute at least 90% of its REIT taxable income each year, excluding net capital gains, to its shareholders. WPG Inc. intends to make regular quarterly distributions whereby it expects to distribute at least 100% of its REIT taxable income to its shareholders out of assets legally available thereof. Based on the amount of its REIT taxable income for the year ended December 31, 2019, WPG Inc.'s annual dividend of $1.00 per share satisfied this requirement. However, WPG Inc.'s ability to make distributions could be adversely affected by various factors, many of which are not within its control (refer to discussion in Part II, Item 5 "Market for the Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities - Distribution Information" for further information). For example, in the event of downturns in its financial condition or operating results, economic conditions or otherwise, WPG Inc. might be unable to declare or pay distributions to its shareholders to the extent required to maintain its REIT qualification. WPG Inc. might be required either to fund distributions from borrowings under the Revolver or to reduce its distributions. If we borrow to fund WPG Inc.'s distributions, our interest costs could increase, thereby reducing our earnings and cash available for distribution from what they otherwise would have been.
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
In the future, your percentage ownership in us may be diluted because of equity issuances for acquisitions, capital market transactions or otherwise. WPG Inc. also regularly grants or redeems compensatory equity awards to directors, executive officers and certain employees who are eligible to receive such awards. Such awards, which are derivatives of our common shares, will ultimately, if they vest, have a dilutive effect on WPG Inc.'s earnings per share, which could adversely affect the market price of WPG Inc.'s common shares.
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
Several of the agreements that we entered into with SPG in connection with the separation require SPG's consent to any assignment by us of our rights and obligations under the agreements, but these agreements generally expired within two years of May 28, 2014, except for certain agreements that continue for longer terms. These agreements include certain separation agreements and tax matters agreements. The consent and termination rights set forth in these agreements might discourage, delay or prevent a strategic transaction that you may consider favorable.
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

WPG Inc.'s significant shareholders may exert influence over our company that may be adverse to our best interests and those of WPG Inc.'s other shareholders.
A substantial portion of WPG Inc.'s outstanding common shares are held by a relatively small group of shareholders. This concentration of ownership may make some transactions more difficult or impossible without the support of some or all of these shareholders. For example, the concentration of ownership currently held by the significant shareholders, even if they are not acting in a coordinated manner, could allow them to influence our policies and strategy and could delay, defer or prevent a change of control or impede a merger, takeover or other business combination that may otherwise be favorable to us and our other shareholders. Additionally, the interests of any of WPG Inc.'s significant shareholders, or any of their respective affiliates, could conflict with or differ from the interests of WPG Inc.'s other shareholders or the other significant shareholders. A significant shareholder or affiliate thereof may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us.
Item 1B.    Unresolved Staff Comments
None.

Item 2.    Properties
As of December 31, 2019, our portfolio of properties consisted of material interests in 104 properties totaling approximately 56 million square feet of managed GLA. We also own parcels of land which can be used for either new development or the expansion of existing properties. While most of these properties are wholly owned by us, several are less than wholly owned and are held through joint ventures and other arrangements with third parties, which is common in the real estate industry. As of December 31, 2019, our properties had an ending occupancy rate of 92.3% (based on the measures described in note (2) to the table that follows).
Our properties are leased to a variety of tenants across the retail spectrum including anchor stores, big-box tenants, national inline tenants, sit-down restaurants, movie theaters, and regional and local retailers. As of December 31, 2019, selected anchors and tenants include Macy's, Inc., Dillard's, Inc., J.C. Penney Co., Inc., Target Corporation, Kohl's Corporation, Dick's Sporting Goods, Best Buy Co., Inc., Bed Bath & Beyond Inc. and TJX Companies, Inc. With respect to all tenants in our portfolio, no single tenant was responsible for more than 2.7% of our total base minimum rental revenues for the year ended December 31, 2019. Further, no single property accounted for more than 5.7%, of our total base minimum rental revenues for the year ended December 31, 2019. Finally, as of December 31, 2019, no more than 14.5% of our total gross annual base minimum rental revenues was derived from leases that expire in any single calendar year. Capitalized terms not defined in this Item 2 shall have the definition ascribed to these terms in Item 1 of this Form 10-K.
The following table summarizes certain data for our portfolio of properties as of December 31, 2019:
Property Information
As of December 31, 2019

Property Name	State	City (Major Metropolitan Area)	Ownership Interest (Expiration if Lease)	Financial Interest (1)	Year Acquired or Built	Occupancy (%)(2)	Total Center SF	Anchors
Enclosed Retail Properties
Anderson Mall	SC	Anderson	Fee	100.0%	Built 1972	88.0%	670,742	Belk(10), Books-A-Million, Dillard's(10), JCPenney
Arbor Hills	MI	Ann Arbor	Fee	51.0%	Acquired 2015	100.0%	86,939	N/A
Arboretum, The	TX	Austin	Fee	51.0%	Acquired 1998	83.0%	195,338	Barnes & Noble, Cheesecake Factory, Pottery Barn
Ashland Town Center	KY	Ashland	Fee	100.0%	Acquired 2015	94.7%	434,525	Belk, Belk Home Store, JCPenney(10), T.J. Maxx
Bowie Town Center	MD	Bowie (Wash, D.C.)	Fee	100.0%	Built 2001	95.1%	571,243	Barnes & Noble, Best Buy(10), L.A. Fitness, Macy's(10), Off Broadway Shoes
Boynton Beach Mall	FL	Boynton Beach (Miami)	Fee	100.0%	Acquired 1996	87.9%	869,936	Cinemark Theatres, Dillard's, JCPenney, Macy's(10), You Fit Health Clubs
Brunswick Square	NJ	East Brunswick (New York)	Fee	100.0%	Acquired 1996	93.9%	764,564	Barnes & Noble, JCPenney(10), Macy's(10), Starplex Luxury Cinema
Charlottesville Fashion Square	VA	Charlottesville	Ground Lease (2076)	100.0%	Acquired 1997	76.5%	578,206	Belk(4), JCPenney(10)
Chautauqua Mall	NY	Lakewood	Fee	100.0%	Acquired 1996	82.0%	435,415	JCPenney, Office Max
Chesapeake Square Theater	VA	Chesapeake (VA Beach)	Fee	100.0%	Acquired 1996	100.0%	42,248	Cinemark Theatres
Clay Terrace	IN	Carmel (Indianapolis)	Fee	100.0%	Acquired 2014	91.7%	577,614	Dick's Sporting Goods, DSW, Pier 1, St. Vincent's Sports Performance, Whole Foods
Cottonwood Mall	NM	Albuquerque	Fee	100.0%	Built 1996	93.0%	1,048,428	Conn's Electronic & Appliance(10), Dillard's(10), HiLife Furniture, Hobby Lobby, JCPenney(10), Mor Furniture For Less, Regal Cinema

Property Name	State	City (Major Metropolitan Area)	Ownership Interest (Expiration if Lease)	Financial Interest (1)		Year Acquired or Built	Occupancy (%)(2)	Total Center SF	Anchors
Dayton Mall	OH	Dayton	Fee	100.0%		Acquired 2015	90.2%	1,447,659	Dick's Sporting Goods, DSW, JCPenney, Macy's(10), Ross Dress for Less
Edison Mall	FL	Fort Myers	Ground Lease (2049)	100.0%	(12)	Acquired 1997	90.0%	1,049,982	Books-A-Million, Dillard's(10), JCPenney, Macy's(4), Sears(5)(8)
Grand Central Mall	WV	Parkersburg	Fee	100.0%		Acquired 2015	89.1%	646,741	Belk, Big Lots, Dunham's Sports, JCPenney, Regal Cinemas
Great Lakes Mall	OH	Mentor (Cleveland)	Ground Lease (2049)	100.0%	(12)	Acquired 1996	90.3%	1,245,010	Atlas Cinema Stadium 16, Barnes & Noble, Dick's Sporting Goods, Dillard's(10), Hobby Lobby, JCPenney, Macy's(10), Round One
Indian Mound Mall	OH	Newark	Fee	100.0%		Acquired 2015	80.0%	556,779	Altitude Trampoline Park, AMC Theaters, Big Sandy Superstore(10), Dick's Sporting Goods, JCPenney, Sears(5)
Irving Mall	TX	Irving (Dallas)	Ground Lease (2049)	100.0%	(12)	Built 1971	98.4%	1,051,952	AMC Theatres, Burlington Coat Factory, Dillard's(10), Fitness Connection, La Vida Fashion and Home Décor(10), Macy's(10), Shoppers World, Sky Zone
Jefferson Valley Mall	NY	Yorktown Heights (New York)	Ground Lease (2049)	100.0%	(12)	Built 1983	88.3%	583,037	Dick's Sporting Goods, Macy's
Lima Mall	OH	Lima	Fee	100.0%		Acquired 1996	95.0%	745,042	JCPenney, Macy's(10)
Lincolnwood Town Center	IL	Lincolnwood (Chicago)	Fee	100.0%		Built 1990	79.4%	422,997	Kohl's, The RoomPlace
Lindale Mall	IA	Cedar Rapids	Fee	100.0%		Acquired 1998	89.9%	713,708	Hy-Vee, Von Maur
Longview Mall	TX	Longview	Fee	100.0%		Built 1978	90.6%	646,518	Dick's Sporting Goods, Dillard's(10), JCPenney(10), L'Patricia(10), Stage(10)
Malibu Lumber Yard	CA	Malibu	Ground Lease (2047)	51.0%		Acquired 2015	50.7%	31,514	N/A
Mall at Fairfield Commons, The	OH	Beavercreek	Fee	100.0%		Acquired 2015	93.0%	1,037,943	Dick's Sporting Goods, JCPenney, Macy's(10), Round One
Mall at Johnson City, The	TN	Johnson City	Fee	51.0%		Acquired 2015	96.6%	567,892	Belk for Her, Belk Home Store, Dick's Sporting Goods, JCPenney, Sears(5)(10)
Maplewood Mall	MN	St. Paul (Minneapolis)	Fee	100.0%		Acquired 2002	83.9%	903,985	Barnes & Noble, JCPenney(10), Kohl's(10), Macy's(10)
Markland Mall	IN	Kokomo	Fee	100.0%		Built 1968	97.6%	390,022	Aldi, PetSmart, Ross Dress for Less, Target
Melbourne Square	FL	Melbourne	Fee	100.0%		Acquired 1996	87.2%	716,993	Dick's Sporting Goods, Dillard's(9), JCPenney, L.A. Fitness, Macy's(10)
Mesa Mall	CO	Grand Junction	Fee	100.0%		Acquired 1998	89.3%	803,762	Cabela's(10), JCPenney(10), Jo-Ann Fabrics, Target(10)
Morgantown Mall	WV	Morgantown	Fee	100.0%		Acquired 2015	79.2%	555,350	AMC Theaters, JCPenney
Muncie Mall	IN	Muncie	Fee	100.0%		Built 1970	79.8%	637,795	JCPenney, Macy's(5)(10)

Property Name	State	City (Major Metropolitan Area)	Ownership Interest (Expiration if Lease)	Financial Interest (1)		Year Acquired or Built	Occupancy (%)(2)	Total Center SF	Anchors
New Towne Mall	OH	New Philadelphia	Fee	100.0%		Acquired 2015	84.5%	505,029	Dick's Sporting Goods, Jo-Ann Fabrics, Kohl's, Marshalls, Route 250 Health and Performance
Northtown Mall	MN	Blaine	Fee	100.0%		Acquired 2015	90.2%	644,535	Becker Furniture, Best Buy, Burlington Coat Factory, Hobby Lobby, Home Depot(10), L.A. Fitness, Sky Zone
Northwoods Mall	IL	Peoria	Fee	100.0%		Built 1983	92.4%	669,759	JCPenney(10), Round One, Sears(5)(10), The RoomPlace
Oak Court Mall	TN	Memphis	Fee	100.0%		Acquired 1997	92.1%	847,427	Dillard's(4), Macy's(10)
Oklahoma City Properties	OK	Oklahoma City	Fee	51.0%	(7)	Acquired 2015	93.8%	316,873	Trader Joe's, Whole Foods
Orange Park Mall	FL	Orange Park (Jacksonville)	Fee	100.0%		Acquired 1994	99.5%	952,346	AMC Theatres, Belk(10), Dick's Sporting Goods, Dillard's(10), JCPenney, Sears(10)
Outlet Collection® | Seattle, The	WA	Auburn (Seattle)	Fee	100.0%		Acquired 2015	92.3%	924,304	Bed Bath & Beyond, Burlington Coat Factory, Dave & Busters, Nordstrom Rack
Paddock Mall	FL	Ocala	Fee	100.0%		Acquired 1996	94.5%	555,310	Belk, JCPenney, Macy's(10)
Pearlridge Center	HI	Aiea	Fee and Ground Lease (2043, 2058)	51.0%		Acquired 2015	96.2%	1,302,419	Bed, Bath, and Beyond, Longs Drug Store, Macy's, Pearlridge Mall Theaters, Ross Dress for Less, Sears, T.J. Maxx
Polaris Fashion Place®	OH	Columbus	Fee	51.0%		Acquired 2015	94.9%	1,372,972	Barnes & Noble, Dick's Sporting Goods, JCPenney(10), Macy's(10), Saks Fifth Avenue(10), Von Maur(10)
Port Charlotte Town Center	FL	Port Charlotte	Fee	100.0%	(6)	Acquired 1996	91.0%	777,532	Bealls(10), Dillard's(10), DSW, JCPenney, Macy's(10), Recreational Warehouse, Regal Cinema
Rolling Oaks Mall	TX	San Antonio	Fee	100.0%		Built 1988	96.0%	883,096	Dillard's(10), JCPenney(10), Macy's(10), Sears(10)
Scottsdale Quarter®	AZ	Scottsdale	Fee	51.0%		Acquired 2015	86.4%	736,931	Apogee Physicians, H&M, iPic Theaters(5), JDA Software, Restoration Hardware, Starwood Hotels
Seminole Towne Center	FL	Sanford (Orlando)	Fee	—%	(6)	Built 1995	94.5%	1,109,751	Athletic Apex, Burlington Coat Factory, Dick's Sporting Goods, Dillard's(10), JCPenney(10), Macy's(5)
Southern Hills Mall	IA	Sioux City	Fee	100.0%		Acquired 1998	86.2%	774,024	AMC Theaters, Barnes & Noble, Hy-Vee, JCPenney(10), Scheel's All Sports
Southern Park Mall	OH	Youngstown	Fee	100.0%		Acquired 1996	74.9%	1,168,834	Cinemark Theatres, JCPenney, Macy's
Southgate Mall	MT	Missoula	Fee	100.0%		Acquired 2018	89.9%	578,283	AMC Theater, Dillard's(4), JCPenney(5)(10), Lucky's Market(5)
Sunland Park Mall	TX	El Paso	Fee	100.0%		Built 1988	65.7%	918,475	Cinemark, Dillard's(9), Starr Western Wear
Town Center at Aurora®	CO	Aurora (Denver)	Fee	100.0%		Acquired 1998	94.4%	1,081,541	Century Theatres, Dillard's(10), JCPenney(10), Macy's(10)

Property Name	State	City (Major Metropolitan Area)	Ownership Interest (Expiration if Lease)	Financial Interest (1)		Year Acquired or Built	Occupancy (%)(2)	Total Center SF	Anchors
Town Center Crossing & Plaza	KS	Leawood	Fee	51.0%		Acquired 2015	92.6%	670,622	Arhaus, Barnes & Noble, Crate & Barrel, Macy's(10), Restoration Hardware
Waterford Lakes Town Center	FL	Orlando	Fee	100.0%		Built 1999	97.6%	967,212	Ashley Furniture Home Store (10), Barnes & Noble, Bed Bath & Beyond, Best Buy, Jo-Ann Fabrics, L.A. Fitness(10), Office Max, Regal Cinemas, Ross Dress for Less, Target(10), T.J. Maxx
Weberstown Mall	CA	Stockton	Fee	100.0%		Acquired 2015	99.5%	846,915	Barnes & Noble, Dillard's(10), JCPenney(10), Sears(10)
Westminster Mall	CA	Westminster (Los Angeles)	Fee	100.0%		Acquired 1998	85.8%	1,216,695	Chuze Fitness, DSW, JCPenney(10), John's Incredible Pizza, Macy's(10), Sky Zone, Target(10)
WestShore Plaza	FL	Tampa	Fee	100.0%		Acquired 2015	91.0%	1,093,693	AMC Theatres, Dick's Sporting Goods, JCPenney, Macy's(10)
Total Enclosed Retail Properties Portfolio Square Footage (3)								41,944,457

Open Air Properties
Bloomingdale Court	IL	Bloomingdale (Chicago)	Fee	100.0%		Built 1987	96.2%	675,988	Best Buy, Dick's Sporting Goods, Jo-Ann Fabrics, Office Max, Picture Show, Ross Dress for Less, T.J. Maxx N More, Walmart Supercenter(10)
Bowie Town Center Strip	MD	Bowie (Wash, D.C.)	Fee	100.0%		Built 2001	100.0%	106,636	Safeway(10)
Canyon View Marketplace	CO	Grand Junction	Fee	100.0%		Acquired 2015	100.0%	199,815	City Market(10), Kohl's(10)
Chesapeake Center	VA	Chesapeake (Virginia Beach)	Fee	100.0%		Acquired 1996	93.0%	279,581	Dollar Tree(10), PetSmart, Value City Furniture
Concord Mills Marketplace	NC	Concord (Charlotte)	Fee	100.0%		Acquired 2007	100.0%	240,720	At Home, BJ's Wholesale Club
Countryside Plaza	IL	Countryside (Chicago)	Fee	100.0%		Built 1977	100.0%	403,455	Best Buy, Dollar Tree, Floor & Decor, Home Depot(10), Jo-Ann Fabrics, PetSmart, The Tile Shop
Dare Centre	NC	Kill Devil Hills	Ground Lease (2058)	100.0%		Acquired 2004	100.0%	168,613	Belk(10), Food Lion
DeKalb Plaza	PA	King of Prussia (Philadelphia)	Fee	100.0%	(11)	Acquired 2003	93.5%	101,915	ACME Grocery(10), Bob's Discount Furniture
Empire East	SD	Sioux Falls	Fee	100.0%		Acquired 1998	100.0%	301,438	Bed Bath & Beyond, Kohl's, Target(10)
Fairfax Court	VA	Fairfax (Wash, D.C.)	Fee	100.0%		Acquired 2014	86.6%	239,483	Burlington Coat Factory, Pier 1, XSport Fitness
Fairfield Town Center	TX	Houston	Fee	100.0%		Built 2014	100.0%	364,469	Academy Sports(10), HEB(10), Marshalls, Party City
Forest Plaza	IL	Rockford	Fee	100.0%		Built 1985	83.3%	433,816	Bed Bath & Beyond, Kohl's, Marshalls, Michaels, Office Max, Petco
Gaitway Plaza	FL	Ocala	Fee	99.5%	(6)	Acquired 2014	99.6%	197,435	Bed Bath & Beyond, Michael's, Office Depot, Ross Dress for Less, T.J. Maxx

Property Name	State	City (Major Metropolitan Area)	Ownership Interest (Expiration if Lease)	Financial Interest (1)		Year Acquired or Built	Occupancy (%)(2)	Total Center SF	Anchors
Gateway Centers	TX	Austin	Fee	51.0%		Acquired 2004	97.8%	513,571	Best Buy, Crate & Barrel, Nordstrom Rack, Off 5th Saks 5th Ave, Regal Cinema, REI(10), Whole Foods, The Container Store, The Tile Shop
Greenwood Plus	IN	Greenwood (Indianapolis)	Fee	100.0%		Built 1979	100.0%	152,123	Best Buy, Kohl's
Henderson Square	PA	King of Prussia (Philadelphia)	Fee	100.0%		Acquired 2003	100.0%	107,368	Avalon Carpet & Tile Shop, Giant
Keystone Shoppes	IN	Indianapolis	Fee	100.0%		Acquired 1997	100.0%	36,457	N/A
Lake Plaza	IL	Waukegan (Chicago)	Fee	100.0%		Built 1986	95.0%	215,590	N/A
Lake View Plaza	IL	Orland Park (Chicago)	Fee	100.0%		Built 1986	94.3%	364,548	Best Buy, Bob's Discount Furniture, Golf Galaxy, Jo-Ann Fabrics, Petco, Tuesday Morning, Value City Furniture(10)
Lakeline Plaza	TX	Cedar Park (Austin)	Fee	100.0%		Built 1998	99.2%	386,198	Bed, Bath, & Beyond, Best Buy, Jumpstreet, Office Max, PetSmart, Ross Dress for Less, T.J. Maxx, Total Wine & More(10)
Lima Center	OH	Lima	Fee	100.0%		Acquired 1996	99.4%	233,878	Hobby Lobby(10), Jo-Ann Fabrics, Kohl's, T.J. Maxx
Lincoln Crossing	IL	O'Fallon (St. Louis)	Fee	100.0%		Built 1990	100.0%	303,526	Academy Sports, PetSmart, Walmart(10)
MacGregor Village	NC	Cary	Fee	100.0%		Acquired 2004	86.0%	139,802	Sports HQ
Mall of Georgia Crossing	GA	Buford (Atlanta)	Fee	100.0%		Built 1999	95.1%	440,774	Best Buy, Hobby Lobby, Nordstrom Rack, Staples, Target(10), T.J. Maxx 'n More
Markland Plaza	IN	Kokomo	Fee	100.0%		Built 1974	100.0%	90,527	Bed Bath & Beyond, Best Buy
Martinsville Plaza	VA	Martinsville	Ground Lease (2026)	100.0%		Built 1967	99.3%	102,105	Ollie's Bargain Outlet, Rose's
Matteson Plaza	IL	Matteson (Chicago)	Fee	100.0%	(11)	Built 1988	51.1%	273,836	Beauty Trends, Shoppers World(10)
Muncie Towne Plaza	IN	Muncie	Fee	100.0%		Built 1998	86.1%	171,621	AMC Theatres(10), Kohl's, T.J. Maxx
North Ridge Shopping Center	NC	Raleigh	Fee	100.0%		Acquired 2004	98.5%	171,492	Ace Hardware, Harris-Teeter Grocery, O2 Fitness Club
Northwood Plaza	IN	Fort Wayne	Fee	100.0%		Built 1974	87.1%	204,956	Target(10)
Palms Crossing	TX	McAllen	Fee	51.0%		Built 2007	97.5%	389,618	Barnes & Noble, Bealls, Best Buy, DSW, Hobby Lobby
Plaza at Buckland Hills, The	CT	Manchester	Fee	100.0%		Acquired 2014	100.0%	309,415	Big Lots, Jo-Ann Fabrics, K&G Men's Company, Marshall's, Michael's(10), PetSmart(10), Total Wine & More, Trader Joe's
Richardson Square	TX	Richardson (Dallas)	Fee	100.0%		Acquired 1996	100.0%	516,100	Lowe's Home Improvement, Ross Dress for Less, Super Target(10)
Rockaway Commons	NJ	Rockaway (New York)	Fee	100.0%		Acquired 1998	100.0%	229,929	Best Buy, Buy Buy Baby, Christmas Tree Shops, DSW, Michael's, Nordstrom Rack
Rockaway Town Plaza	NJ	Rockaway (New York)	Fee	100.0%		Built 2004	100.0%	306,440	Dick's Sporting Goods(10), PetSmart, Target(10)

Property Name	State	City (Major Metropolitan Area)	Ownership Interest (Expiration if Lease)	Financial Interest (1)		Year Acquired or Built	Occupancy (%)(2)	Total Center SF	Anchors
Royal Eagle Plaza	FL	Coral Springs (Miami)	Fee	100.0%		Acquired 2014	93.0%	178,714	Hobby Lobby, Lucky's Market(5)
Shops at Arbor Walk, The	TX	Austin	Ground Lease (2056)	51.0%		Built 2006	100.0%	309,009	DSW, Home Depot, Jo-Ann Fabrics, Marshalls, PGA Tour Superstore, Spec's Wine, Spirits and Fine Foods
Shops at North East Mall, The	TX	Hurst (Dallas)	Fee	100.0%		Built 1999	98.1%	365,169	Barnes & Noble, Bed Bath & Beyond, Best Buy, DSW, Michaels, PetSmart, T.J. Maxx
St. Charles Towne Plaza	MD	Waldorf (Wash, D.C.)	Fee	100.0%		Built 1987	93.6%	388,325	Ashley Furniture, Big Lots, Citi Trends, Dollar Tree, K & G Menswear, Shoppers Food Warehouse, Value City Furniture(10)
Tippecanoe Plaza	IN	Lafayette	Fee	100.0%		Built 1974	100.0%	90,522	Barnes & Noble, Best Buy
University Center	IN	Mishawaka	Fee	100.0%		Acquired 1996	96.8%	150,441	Best Buy(10), Michael's, Ross Dress for Less
University Town Plaza	FL	Pensacola	Fee	100.0%		Redeveloped 2013	100.0%	557,538	Academy Sports, Burlington Coat Factory, JCPenney(10)
Village Park Plaza	IN	Carmel (Indianapolis)	Fee	100.0%		Acquired 2014	99.5%	512,348	Bed Bath & Beyond, Hobby Lobby, Kohl's, Marsh Supermarket(10), Regal Cinemas, Walmart Supercenter(10)
Washington Plaza	IN	Indianapolis	Fee	100.0%		Acquired 1996	89.4%	50,107	Jo-Ann Fabrics
West Town Corners	FL	Altamonte Springs (Orlando)	Fee	98.1%	(6)	Acquired 2014	96.8%	379,220	American Signature Furniture(10), PetSmart, T.J. Maxx, Walmart(10), Winn-Dixie Marketplace
Westland Park Plaza	FL	Orange Park (Jacksonville)	Fee	100.0%	(6)	Acquired 2014	85.9%	163,259	Beall's, Burlington Coat Factory, Guitar Center, L.A. Fitness
White Oaks Plaza	IL	Springfield	Fee	100.0%		Built 1986	98.9%	385,414	Big Lots, County Market(10), HomeGoods, Kohl's, T.J. Maxx
Whitehall Mall	PA	Whitehall	Fee	100.0%		Acquired 2014	98.7%	603,475	Bed Bath & Beyond, Buy Buy Baby, Gold's Gym, Kohl's, Michael's, Raymour & Flanigan Furniture, Sears(5)
Wolf Ranch	TX	Georgetown (Austin)	Fee	100.0%		Built 2005	99.5%	632,102	Best Buy, DSW, Gold's Gym, Kohl's(10), Michael's, Office Depot, PetSmart, Ross Dress for Less, Target(10), T.J. Maxx
Total Open Air Portfolio Square Footage(3)								14,138,881
Total Portfolio Square Footage(3)								56,083,338

____________________________________________________________________

(1)	Direct and indirect interests in some joint venture properties are subject to preferences on distributions and/or capital allocation in favor of other partners.

(2)
Enclosed Retail Properties—Executed leases for all Company-owned GLA in enclosed retail property stores, excluding majors and anchors. Open Air Properties—Executed leases for all Company-owned retail GLA (or total center GLA).

(3)	Includes office space in the properties, including the following properties with more than 20,000 square feet of office space:
Clay Terrace—80,033 sq. ft.; Oak Court Mall—123,891 sq. ft.; Royal Eagle Plaza—25,207 sq. ft.;
Pearlridge Center—182,821 sq. ft.; Scottsdale Quarter—297,473 sq. ft.

(4)	Indicates tenant has multiple locations at this property and one of these spaces is owned by others.

(5)	Indicates anchor has announced its intent to close this location in 2020.

(6)	Our interest does not reflect our legal ownership percentage due to capital preferences.

(7)	Includes the following properties: Classen Curve, Nichols Hills Plaza and The Triangle @ Classen Curve.

(8)	Sears store owned by Seritage Growth Properties.

(9)	Indicates tenant has multiple locations at this property and both of these spaces are owned by others.

(10)	Indicates anchor space is owned by others.

(11)	Subsequent to December 31, 2019, property was sold to an unaffiliated real estate investor.

(12)
This property is subject to a 99-year ground lease under the Perennial sale and leaseback transaction, as discussed in Part II, Item 7 "Financing and Debt" and Note 6 of the Notes to the Consolidated Financial Statements presented in Part IV, Item 15. Date shown represents the repurchase option, which can be exercised at the Company's discretion, in year 30.

Lease Expirations(1)
The following table summarizes lease expiration data for our properties as of December 31, 2019:

Year	Number of Leases Expiring	Square Feet	Average Base Minimum Rent Per Square Foot	Percentage of Gross Annual Rental Revenues(2)
Inline Stores and Freestanding
Month To Month Leases	153	389,777	$26.00	1.7%
2020	656	2,000,575	$26.35	8.9%
2021	802	2,587,982	$25.75	11.5%
2022	703	2,285,101	$26.31	10.4%
2023	561	1,958,344	$27.59	9.4%
2024	422	1,470,980	$28.02	7.3%
2025	270	1,236,711	$26.79	5.9%
2026	239	1,277,213	$28.17	6.0%
2027	218	987,611	$28.10	4.6%
2028	151	681,379	$26.81	3.2%
2029	136	667,179	$28.31	3.3%
2030 and Thereafter	52	408,395	$21.59	1.6%
Specialty Leasing Agreements w/ terms in excess of 11 months	779	1,856,335	$12.13	4.0%
Anchors
Month To Month Leases	2	284,166	$1.27	0.1%
2020	22	1,007,334	$6.62	1.2%
2021	45	2,314,929	$7.32	3.0%
2022	37	1,751,334	$8.88	2.7%
2023	49	2,315,945	$9.79	3.9%
2024	30	1,519,652	$8.08	2.2%
2025	43	2,176,022	$9.34	3.6%
2026	14	489,027	$11.08	0.8%
2027	16	809,398	$9.31	1.2%
2028	12	418,776	$14.59	1.1%
2029	13	714,550	$8.14	1.0%
2030 and Thereafter	16	784,700	$11.53	1.4%
_______________________________________________________________________________

(1)	Does not consider the impact of renewal options that may be contained in leases and only considers Company-owned GLA managed at December 31, 2019.

(2)	Gross annual rental revenues represents 2019 consolidated and joint venture combined base rental revenue for the portfolio.

Mortgage Financing on Properties
The following table sets forth certain information regarding the mortgages and unsecured indebtedness encumbering our properties and the properties held in our joint venture arrangements, and our unsecured corporate debt as of December 31, 2019:
Summary of Mortgage and Other Indebtedness
As of December 31, 2019
(in thousands)

Property Name	Maturity Date (1)	Interest Rate	Principal Balance	Our Share of Principal Balance		F = Fixed V = Variable Floating
Consolidated Indebtedness:
Secured Indebtedness
Anderson Mall	12/1/2022	4.61%	$17,307	$17,307		F
Ashland Town Center	7/6/2021	4.90%	35,954	35,954		F
Brunswick Square	3/1/2024	4.80%	69,737	69,737		F
Canyon View Marketplace	11/6/2023	5.47%	5,120	5,120		F
Charlottesville Fashion Square	4/1/2024	4.54%	45,146	45,146		F
Concord Mills Marketplace	11/1/2023	4.82%	16,000	16,000		F
Cottonwood Mall	4/6/2024	4.82%	95,283	95,283		F
Dayton Mall	9/1/2022	4.57%	79,092	79,092		F
Forest Plaza	10/1/2029	3.67%	30,250	30,250		F
Grand Central Mall	7/6/2020	6.05%	38,748	38,748		F
Lakeline Plaza	10/1/2029	3.67%	49,710	49,710		F
Lincolnwood Town Center	4/1/2021	4.26%	47,524	47,524		F
Mall of Georgia Crossing	10/6/2022	4.28%	21,680	21,680		F
Muncie Mall	4/1/2021	4.19%	33,132	33,132		F
Muncie Towne Plaza	10/1/2029	3.67%	10,550	10,550		F
North Ridge Shopping Center	12/1/2022	3.41%	11,500	11,500		F
Oak Court Mall	4/1/2021	4.76%	36,260	36,260		F
Port Charlotte Town Center	11/1/2020	5.30%	41,207	41,207	(2)	F
Southgate Mall	9/27/2023	4.48%	35,000	35,000	(3)	F
Town Center at Aurora®	4/1/2021	4.92%	51,250	51,250	(4)	F
Waterford Lakes Town Center	5/6/2029	4.86%	178,526	178,526		F
Weberstown Mall	6/8/2021	4.06%	65,000	65,000	(3)	V
Westminster Mall	4/1/2024	4.65%	76,776	76,776		F
White Oaks Plaza	10/1/2029	3.67%	26,490	26,490		F
Unsecured Indebtedness
Credit Facility	12/30/2022	3.56%	207,000	207,000		V
Senior Notes due 2024	8/15/2024	6.45%	720,900	720,900		F
The Exchange Notes	4/1/2020	3.85%	250,000	250,000		F
Term Loan (unhedged portion)	12/30/2022	3.86%	100,000	100,000		V
Term Loan (hedged portion)	12/30/2022	4.86%	250,000	250,000	(4)	F
December 2015 Term Loan	1/10/2023	4.06%	340,000	340,000	(4)	F
Other indebtedness	10/10/2049	8.56%	99,162	99,162	(5)
Total Indebtedness at Face Value	4.6 yrs.	4.97%	3,084,304	3,084,304

Property Name	Maturity Date (1)	Interest Rate	Principal Balance	Our Share of Principal Balance		F = Fixed V = Variable Floating
Premium on Fixed-Rate Indebtedness			3,463	3,463
Bond Discounts			(7,864)	(7,864)
Debt Issuance Costs, net			(18,341)	(18,341)
Total Consolidated Indebtedness	4.6 yrs.	5.01%	3,061,562	3,061,562
Unconsolidated Secured Indebtedness:
Arbor Hills	1/1/2026	4.27%	24,195	12,339		F
Arboretum, The	6/1/2027	4.13%	59,400	30,294		F
Gateway Centers	6/1/2027	4.03%	112,500	57,375		F
Mall at Johnson City, The	5/6/2025	6.76%	48,097	24,529		F
Oklahoma City Properties
Loan One	6/1/2027	3.90%	52,779	26,917		F
Loan Two	1/1/2023	4.26%	12,676	6,465		V
Palms Crossing	8/1/2021	5.49%	33,377	17,022		F
Pearlridge Center
Loan One	6/1/2025	3.53%	225,000	114,750		F
Loan Two	5/1/2025	4.07%	42,722	21,788		F
Polaris Fashion Place®
Loan One	3/1/2025	3.90%	225,000	114,750		F
Loan Two	3/1/2025	4.46%	15,500	7,905		F
Scottsdale Quarter®
Loan One	6/1/2025	3.53%	165,000	84,150		F
Loan Two	4/1/2027	4.36%	55,000	28,050		F
Seminole Towne Center	5/6/2021	5.97%	52,514	—	(2)	F
Shops at Arbor Walk, The	8/1/2021	5.49%	37,722	19,238		F
Town Center Crossing & Plaza
Loan One	2/1/2027	4.25%	32,818	16,737		F
Loan Two	2/1/2027	5.00%	66,381	33,854		F
Other joint venture mortgage debt	7/1/2032	4.70%	18,265	1,912		F
Total Indebtedness at Face Value	5.7 yrs.	4.13%	1,278,946	618,075
Premium on Fixed-Rate Indebtedness			7,793	3,974
Debt Issuance Costs, net			(4,432)	(2,206)
Total Unconsolidated Indebtedness	5.7 yrs.	4.12%	1,282,307	619,843
Total Mortgage and Other Indebtedness	4.8 yrs.	4.86%	$4,343,869	$3,681,405
_______________________________________________________________________________

(1)	Maturity date assumes full exercise of extension options.

(2)	Our share does not reflect our legal ownership percentage due to capital preferences.

(3)	Mortgage note payable is full recourse.

(4)	Interest rate fixed via swap agreements as of December 31, 2019.

(5)
Represents the carrying value of the financial liability due under the Perennial sale and leaseback transaction, as discussed in Part II, Item 7 "Financing and Debt" and Note 6 of the Notes to the Consolidated Financial Statements presented in Part IV, Item 15. Date shown represents the repurchase option, which can be exercised at the Company's discretion, in year 30.

The following table lists the 68 unencumbered properties in our portfolio as of December 31, 2019:
Unencumbered Properties
As of December 31, 2019

Financial Interest
Enclosed Retail Properties:
Bowie Town Center	100.0%
Boynton Beach Mall	100.0%
Chautauqua Mall	100.0%
Clay Terrace	100.0%
Edison Mall(1)	100.0%
Great Lakes Mall(1)	100.0%
Indian Mound Mall	100.0%
Irving Mall(1)	100.0%
Jefferson Valley Mall(1)	100.0%
Lima Mall	100.0%
Lindale Mall	100.0%
Longview Mall	100.0%
Malibu Lumber Yard(2)	51.0%
Mall at Fairfield Commons, The	100.0%
Maplewood Mall	100.0%
Markland Mall	100.0%
Melbourne Square	100.0%
Mesa Mall	100.0%
Morgantown Mall	100.0%
New Towne Mall	100.0%
Northtown Mall	100.0%
Northwoods Mall	100.0%
Orange Park Mall	100.0%
Outlet Collection® | Seattle, The	100.0%
Paddock Mall	100.0%
Rolling Oaks Mall	100.0%
Southern Hills Mall	100.0%
Southern Park Mall	100.0%
Sunland Park Mall	100.0%
WestShore Plaza	100.0%

Open Air Properties:
Bloomingdale Court	100.0%
Bowie Town Center Strip	100.0%
Chesapeake Center	100.0%
Countryside Plaza	100.0%
Dare Centre	100.0%
DeKalb Plaza(4)	100.0%
Empire East	100.0%
Fairfax Court	100.0%
Fairfield Town Center	100.0%
Gaitway Plaza(3)	99.5%
Greenwood Plus	100.0%

Financial Interest
Henderson Square	100.0%
Keystone Shoppes	100.0%
Lake Plaza	100.0%
Lake View Plaza	100.0%
Lima Center	100.0%
Lincoln Crossing	100.0%
MacGregor Village	100.0%
Markland Plaza	100.0%
Martinsville Plaza	100.0%
Matteson Plaza(4)	100.0%
Northwood Plaza	100.0%
Plaza at Buckland Hills, The	100.0%
Richardson Square	100.0%
Rockaway Commons	100.0%
Rockaway Town Plaza	100.0%
Royal Eagle Plaza	100.0%
Shops at North East Mall, The	100.0%
St. Charles Towne Plaza	100.0%
Tippecanoe Plaza	100.0%
University Center	100.0%
University Town Plaza	100.0%
Village Park Plaza	100.0%
Washington Plaza	100.0%
West Town Corners(3)	98.1%
Westland Park Plaza(3)	100.0%
Whitehall Mall	100.0%
Wolf Ranch	100.0%
_______________________________________________________________________________

(1)
This property is subject the Perennial sale and leaseback transaction, as discussed in Part II, Item 7 "Financing and Debt" and Note 6 of the Notes to the Consolidated Financial Statements presented in Part IV, Item 15.

(2)	This property is part of the O'Connor Joint Venture II, as discussed in Part II, Item 7 and Note 5 of the Notes to the Consolidated Financial Statements presented in Part IV, Item 15.

(3)	We receive substantially all the economic benefit of the property due to a capital preference.

(4)	Subsequent to December 31, 2019, property was sold to an unaffiliated real estate investor.

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
Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
WPG Inc.
Market Information
WPG Inc.'s common shares are traded on the NYSE under the symbol "WPG." The following table sets forth, for the periods indicated, the dividends declared per common share:

	Distribution Declared Per Common Share
	2019	2018
1st Quarter	$0.25	$0.25
2nd Quarter	$0.25	$0.25
3rd Quarter	$0.25	$0.25
4th Quarter	$0.25	$0.25
Stockholder Information
As of February 26, 2020, there were 1,286 holders of record of WPG Inc.'s common shares.
Distribution Information
WPG Inc. must pay a minimum amount of dividends to maintain its status as a REIT. WPG Inc.'s future dividends and future distributions of WPG L.P. will be determined by WPG Inc.'s Board of Directors based on actual results of operations, cash available for dividends and limited partner distributions, cash reserves as deemed necessary for capital and operating expenditures, and the amount required to maintain WPG Inc.'s status as a REIT. We recently announced a policy to pay a quarterly cash distribution at an annualized rate of $0.50 per common share/unit, commencing in the first quarter of 2020. The reduction of $0.50 per common share/unit from our previous dividend policy is expected to provide the Company with improved cash flow in excess of $110.0 million in 2020 alone, which will primarily be used to fund our ongoing redevelopment efforts as we continue to transform our core portfolio.
Common share/unit distributions paid during each of 2019 and 2018 aggregated $1.00 per share/unit.
WPG Inc. 7.5% Series H Cumulative Redeemable Preferred Stock ("Series H Preferred Shares") and 6.875% Series I Cumulative Redeemable Preferred Stock ("Series I Preferred Shares") that were issued on January 15, 2015 each pay cumulative dividends, and therefore WPG Inc. is obligated to pay the dividends for these shares in each fiscal period in which the shares remain outstanding. Further, WPG L.P. issued 7.3% Series I-1 Preferred Units (the "Series I-1 Preferred Units") which pay cumulative distributions, and therefore we are obligated to pay the distributions for these units in each fiscal period in which the units remain outstanding. The aggregate preferred obligation is approximately $14.3 million per year.

WPG L.P.
Market Information
There is no established public trading market for WPG L.P.'s operating partnership units, including the preferred units, the transfers of which are restricted by the terms of WPG L.P.'s limited partnership agreement. The following table sets forth, for the periods indicated, WPG L.P.'s distributions declared per common unit:

	Distribution Declared Per Common Unit
	2019	2018
1st Quarter	$0.25	$0.25
2nd Quarter	$0.25	$0.25
3rd Quarter	$0.25	$0.25
4th Quarter	$0.25	$0.25
Unitholder Information
As of February 26, 2020, there were 228 holders of record of WPG L.P.'s common units.
Distribution Information
Included in WPG Inc.'s "Distribution Information" discussion above.
Operating Partnership Units and Recent Sales of Unregistered Securities
On January 15, 2015, WPG L.P. issued 1,621,695 common units of limited partnership interest and 130,592 WPG L.P. Series I-1 Preferred Units to third parties.
Additionally, long-term incentive units ("LTIP") of limited partnership interest have been previously issued to executives of the Company from our equity incentive compensation plan in connection with our equity compensation awards. See Note 8 - "Equity" in the Notes to Consolidated Financial Statements. Holders of common units of limited partnership interest receive distributions per unit in the same manner as distributions on a per common share basis to WPG Inc.'s common shareholders of beneficial interest.
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

	For the Year Ended December 31,
	2019	2018	2017	2016	2015
Operating Data:
Total revenue(1)	$661,484	$717,479	$753,054	$838,967	$919,334
Depreciation and amortization	(271,320)	(257,796)	(258,740)	(281,150)	(332,469)
Spin-off, merger and transaction costs	—	—	—	(29,607)	(31,653)
Other operating expenses(1)	(298,004)	(284,047)	(282,583)	(321,338)	(373,498)
Impairment loss	(35,256)	—	(66,925)	(21,879)	(147,979)
Interest expense, net	(153,382)	(141,987)	(126,541)	(136,225)	(139,923)
Income and other taxes	(1,296)	(1,532)	(3,417)	(2,232)	(849)
(Loss) income from unconsolidated entities	(1,499)	541	1,395	(1,745)	(1,247)
Gain on extinguishment of debt, net	63,660	51,395	90,579	34,612	—
Gain (loss) upon acquisition of controlling interests and on sale of interests in properties, net	38,373	24,602	124,771	(1,987)	4,162
Net income (loss)	$2,760	$108,655	$231,593	$77,416	$(104,122)
WPG Inc.:
Net income (loss)	$2,760	$108,655	$231,593	$77,416	$(104,122)
Net loss (income) attributable to noncontrolling interests	1,514	(15,051)	(34,530)	(10,285)	18,825
Preferred share dividends	(14,032)	(14,032)	(14,032)	(14,032)	(15,989)
Net (loss) income attributable to common shareholders	$(9,758)	$79,572	$183,031	$53,099	$(101,286)
(Loss) earnings per common share, basic and diluted	$(0.05)	$0.42	$0.98	$0.29	$(0.55)
WPG L.P.:
Net income (loss)	$2,760	$108,655	$231,593	$77,416	$(104,122)
Net income attributable to noncontrolling interests	(45)	(76)	(68)	(11)	(286)
Preferred unit distributions	(14,272)	(14,272)	(14,272)	(14,272)	(16,218)
Net (loss) income attributable to common unitholders	$(11,557)	$94,307	$217,253	$63,133	$(120,626)
(Loss) earnings per common unit, basic and diluted	$(0.05)	$0.42	$0.98	$0.29	$(0.55)
Cash Flow Data:
Operating activities	$209,305	$287,245	$324,631	$288,987	$310,882
Investing activities	$(115,118)	$(179,828)	$93,850	$(124,485)	$(689,932)
Financing activities	$(79,796)	$(116,534)	$(436,793)	$(231,148)	$403,102
Other Financial Data:
FFO(2)	$325,392	$386,819	$452,128	$398,091	$375,271
Distributions per common share/unit	$1.00	$1.00	$1.00	$1.00	$1.00

Balance Sheet Data:	As of December 31,
	2019	2018	2017	2016	2015

Cash and cash equivalents	$41,421	$42,542	$52,019	$59,353	$116,253
Total assets	$4,250,979	$4,361,288	$4,451,407	$5,107,466	$5,459,609
Mortgages and other debt	$3,061,562	$2,937,477	$2,897,609	$3,506,404	$3,648,601
Redeemable noncontrolling interests	$3,265	$3,265	$3,265	$10,660	$6,132
Cumulative redeemable preferred stock	$202,576	$202,576	$202,576	$202,576	$202,576
Total equity	$906,575	$1,148,271	$1,267,122	$1,262,811	$1,407,373

(1)
In 2019, we adopted the new lease accounting guidance which requires a lessor to record a change in the expected collectibility from operating leases as a direct reduction to rental revenues. Previously, these changes were recorded as a provision for credit losses and included in operating expenses. We have reclassified amounts of $5,826, $5,068, $4,508, and $2,022 for the years ended December 31, 2018, 2017, 2016, and 2015, respectively, in the above summarized financial data for comparison purposes.

(2)
FFO does not represent cash flow from operations as defined by GAAP. We use FFO as a supplemental measure of our operating performance. For a definition of FFO as well as a discussion of its uses and inherent limitations, please refer to "Non-GAAP Financial Measures" below.

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
Overview—Basis of Presentation
WPG Inc. is an Indiana corporation that operates as a self‑administered and self‑managed REIT, under the Code. WPG Inc. will generally qualify as a REIT for U.S. federal income tax purposes as long as it continues to distribute at least 90% of its REIT taxable income, exclusive of net capital gains, and satisfy certain other requirements. WPG Inc. will generally be allowed a deduction against its U.S. federal income tax liability for dividends paid by it to REIT shareholders, thereby reducing or eliminating any corporate level taxation to WPG Inc. WPG L.P. is WPG Inc.'s majority‑owned limited partnership subsidiary that owns, develops and manages, through its affiliates, all of WPG Inc.'s real estate properties and other assets. WPG Inc. is the sole general partner of WPG L.P. As of December 31, 2019, our assets consisted of material interests in 104 shopping centers in the United States, consisting of open air properties and enclosed retail properties, comprised of approximately 56 million square feet of managed GLA.
The consolidated financial statements are prepared in accordance with U.S. GAAP. The consolidated balance sheets as of December 31, 2019 and December 31, 2018 include the accounts of WPG Inc. and WPG L.P., as well as their wholly-owned subsidiaries. The consolidated statements of operations include the consolidated accounts of the Company. All intercompany transactions have been eliminated in consolidation.
Leadership Changes and Severance Impacting Financial Results
2019 Activity
On February 5, 2019, the Company’s Executive Vice President, Head of Open Air Centers, was terminated without cause from his position and received severance payments and other benefits pursuant to the terms and conditions of his employment agreement. In addition, the Company terminated, without cause, additional non-executive personnel in the Property Management department as part of an effort to reduce overhead costs. In connection with and as part of the aforementioned management changes, the Company recorded aggregate severance charges of approximately $1.9 million, including $0.1 million of non-cash stock compensation in the form of accelerated vesting of equity incentive awards, which costs are included in general and administrative expense in the consolidated statements of operations and comprehensive (loss) income for the year ended December 31, 2019.
2018 Activity
On May 7, 2018, the Company's Executive Vice President, Property Management was terminated without cause from his position and received severance payments and other benefits pursuant to the terms and conditions of his employment agreement. In addition, the Company terminated without cause additional non-executive personnel in the Property Management department. In connection with and as part of the aforementioned management and personnel changes, the Company recorded aggregate severance charges of $2.0 million, including $0.5 million of non-cash stock compensation in the form of accelerated vesting of equity incentive awards, which costs are included in general and administrative expense in the consolidated statements of operations and comprehensive (loss) income for the year ended December 31, 2018.
Southgate Mall
On April 24, 2018, the Company closed on the acquisition of Southgate Mall, located in Missoula, Montana, for $58.0 million. The enclosed retail property contains approximately 631,000 square feet of GLA and is anchored by a recently constructed AMC Theater, a new Lucky’s Market grocer that replaced a portion of a former Sears, J.C. Penney (acquired in January 2020) and Dillard’s (non-owned) buildings and is the dominant retail center in this secondary market, with no competitive destination retail property located within 130 miles.
On September 27, 2018, an affiliate of WPG Inc. closed on a $35.0 million full-recourse mortgage note payable with a three-year term and a fixed interest rate of 4.48% per annum secured by Southgate Mall. The mortgage note payable requires interest only payments and will initially mature on September 27, 2021, subject to two one-year extensions available at our option subject to compliance with the terms of the underlying loan agreement and payment of customary extension fees. The proceeds were used to reduce corporate debt and for ongoing redevelopment efforts.

Sears Parcel Acquisitions
On April 11, 2018, we acquired, through a sale-leaseback transaction, four Sears department stores and adjacent Sears Auto Centers at Longview Mall, located in Longview, Texas; Polaris Fashion Place®, located in Columbus, Ohio; Southern Hills Mall, located in Sioux City, Iowa; and Town Center at Aurora®, located in Aurora, Colorado. The purchase price was approximately $28.5 million and was funded by a combination of $13.4 million from our Facility, $9.7 million from the Four Corners transaction, as discussed in "Overview - Basis of Presentation - Outparcel Sales," and $5.4 million from our joint venture partner related to their pro-rata share of the joint venture that owns Polaris Fashion Place®. We have control of these stores for future redevelopment and in some instances, have commenced redevelopment activities (see "Development Activity" for additional details).
Outparcel Sales
We are party to two separate purchase and sale agreements to sell certain outparcels to FCPT Acquisitions, LLC ("Four Corners"). The following table summarizes the key terms of each of the closings that occurred during the year ended December 31, 2019 (dollars in thousands):

Sales Date	Parcels Sold	Purchase Price	Sales Proceeds
January 18, 2019	8	$9,435	$9,364
February 11, 2019	1	2,766	2,720
April 3, 2019	1	2,048	2,016
June 28, 2019	3	3,050	3,031
August 1, 2019	1	1,210	1,199
August 29, 2019	1	3,397	3,394
September 16, 2019	1	3,205	3,118
September 27, 2019	2	4,412	4,377
October 18, 2019	2	3,011	2,989
December 30, 2019	5	8,560	8,495
	25	$41,094	$40,703
Excluding any subsequent amendments thereto, the Company expects to close on the approximately $4.6 million of remaining outparcels from the first purchase and sale agreement and the majority of the remaining $29.0 million from the second purchase and sale agreement in 2020, subject to due diligence and closing conditions. The net proceeds were generally used to fund ongoing redevelopment efforts and for general corporate purposes. Additionally, on January 21, 2020, the Company executed a letter of intent with an additional unaffiliated real estate investor to sell eight outparcels for a combined purchase price of approximately $14.2 million. We expect to close on the majority of these outparcels in 2020, subject to due diligence and closing conditions.
The following table summarizes the key terms of the closings with Four Corners that occurred during the year ended December 31, 2018 (dollars in thousands):

Sales Date	Parcels Sold	Purchase Price	Sales Proceeds
January 12, 2018	10	$13,692	$13,506
June 29, 2018	5	9,503	9,423
July 27, 2018	2	4,607	4,530
October 31, 2018	2	1,718	1,714
November 16, 2018	1	3,195	3,166
	20	$32,715	$32,339
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
On December 20, 2019, the O'Connor Joint Venture I closed on the extension of the mortgage loan secured by The Mall at Johnson City. The extension is effective May 6, 2020 and will extend the maturity of the mortgage loan to May 6, 2023, with two additional one-year extension options available to the joint venture. The extension requires a $5.0 million principal prepayment on May 6, 2020, in addition to funding certain reserve accounts of $10.0 million for future redevelopment and property improvements.
On April 11, 2018, the O'Connor Joint Venture I closed on the acquisition of the Sears department store located at Polaris Fashion Place® in connection with our acquisition of additional Sears department stores (see details under "Overview - Basis of Presentation - Sears Parcel Acquisitions").
•The O'Connor Joint Venture II
During the year ended December 31, 2017, we completed an additional joint venture transaction with O'Connor with respect to the ownership and operation of seven of the Company's retail properties and certain related outparcels, consisting of the following: The Arboretum, located in Austin, Texas; Arbor Hills, located in Ann Arbor, Michigan; the Oklahoma City Properties, located in Oklahoma City, Oklahoma; Gateway Centers, located in Austin, Texas; Malibu Lumber Yard, located in Malibu, California; Palms Crossing I and II, located in McAllen, Texas; and The Shops at Arbor Walk, located in Austin, Texas (the "O'Connor Joint Venture II"). The transaction valued the properties at $598.6 million before closing adjustments and debt assumptions, and we retained a non-controlling 51% interest. The transaction generated net proceeds to the Company of approximately $138.9 million, after taking into consideration costs associated with the transaction and the assumption of debt, which we used to reduce the Company's debt as well as for general corporate purposes. We deconsolidated the properties included in the O'Connor Joint Venture II and recorded a gain in connection with this partial sale of $126.1 million, which is included in gain on disposition of interests in properties, net in the consolidated statements of operations and comprehensive (loss) income. The gain was recorded pursuant to ASC 360-20 and calculated based upon proceeds received, less 49% of the book value of the deconsolidated net assets. Our retained 51% non-controlling equity method interest was valued at historical cost based upon the pro rata book value of the retained interest in the net assets. We retained management, leasing, and development responsibilities for the properties included in the O'Connor Joint Venture II. In connection with the formation of this joint venture, we recorded transaction costs of approximately $6.4 million as part of our basis in this investment.
Impairment
During the fourth quarter of 2019, the mortgage loan secured by Charlottesville Fashion Square, located in Charlottesville, Virginia was transferred to the special servicer (see section "Financing and Debt" for further details). As part of our quarterly assessment and in connection with the preparation of the financial statements included in this report, we considered this a triggering event and further shortened the estimated hold period, which resulted in the carrying value not being recoverable from the estimated undiscounted cash flows. The fair value of the property was based on the respective discounted estimated future cash flows, using a discount rate of 18.5% and a terminal capitalization rate of 15.5%, which were determined using management's assessment of the property operating performance and general market conditions. We compared the estimated fair value of $19.8 million to the related carrying value of $26.1 million, which resulted in the recording of an impairment charge of approximately $6.3 million in the consolidated statements of operations and comprehensive (loss) income for the year ended December 31, 2019.

During the third quarter of 2019, we recorded impairment charges related to Chautauqua Mall, located in Lakewood, New York, Matteson Plaza, located in Matteson, Illinois, and New Towne Mall, located in New Philadelphia, Ohio. In the case of Chautauqua Mall and New Towne Mall, the impairment charge was attributed to declines in the estimated undiscounted cash flows which resulted in the carrying value not being recoverable. The fair value of each property was based on the respective discounted estimated future cash flows of each property, using a discount rate of 18.5% and a terminal capitalization rate of 15.5%, which were determined using management's assessment of the property operating performance and general market conditions. As it relates to Matteson Plaza, the impairment charge was due to the change in facts and circumstances when we decided to hold the asset for a shorter period which resulted in the carrying value not being recoverable from the projected cash flows. The fair value was based on the executed purchase and sale agreement with an unaffiliated real estate investor, which was sold on January 14, 2020 (see "Acquisitions and Dispositions" for details). We recorded an aggregate impairment charge for these three properties of approximately $28.9 million in the consolidated statements of operations and comprehensive (loss) income for the year ended December 31, 2019.
During the fourth quarter of 2017, a major anchor tenant of Rushmore Mall, located in Rapid City, South Dakota, informed us of their intention to close their store at the property. The impending closure was deemed a triggering event and, therefore, we evaluated this property in conjunction with our quarterly impairment review and preparation of our financial statements for the year ended December 31, 2017. We compared the estimated fair value of $37.5 million to the related carrying value of $75.0 million, which resulted in the recording of an impairment charge of approximately $37.5 million in the consolidated statements of operations and comprehensive (loss) income for the year ended December 31, 2017.
On October 4, 2017, the Company entered into a purchase and sale agreement to sell Colonial Park Mall, located in Harrisburg, Pennsylvania, to an unaffiliated private real estate investor, which was sold on November 3, 2017. During the third quarter of 2017, we shortened the hold period used in assessing impairment for this asset, which resulted in the carrying value not being recoverable from the expected cash flows. We compared the fair value measurement of the property to its relative carrying value, which resulted in the recording of an impairment charge of approximately $20.9 million in the consolidated statements of operations and comprehensive (loss) income for the year ended December 31, 2017.
During the first quarter of 2017, the Company entered into a purchase and sale agreement to dispose of Morgantown Commons, located in Morgantown, West Virginia, which was sold in the second quarter of 2017. We shortened the hold period used in assessing impairment for the asset during the quarter ended March 31, 2017, which resulted in the carrying value not being recoverable from the expected cash flows. The purchase offer represented the best available evidence of fair value for this property. We compared the fair value to the carrying value, which resulted in the recording of an impairment charge of approximately $8.5 million in the consolidated statements of operations and comprehensive (loss) income for the year ended December 31, 2017.
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
Portfolio Data
The portfolio data discussed in this overview includes key operating statistics for the Company including ending occupancy, average base minimum rent per square foot and comparable NOI for the core properties owned and managed at December 31, 2019. The Company generates approximately 93% of the NOI from our Tier 1 and open air properties. As these properties are core to our future growth and receive the majority of our capital allocation, we disclose our operating metrics for this portion of our portfolio and exclude our Tier 2 and noncore properties. Refer to "Portfolio Summary" below for our property listing.

When excluding the impact of bankruptcies, store closings, and co-tenancy impact primarily related to the bankruptcies of Bon-Ton Stores, Inc., Sears, and Toys R' Us (the "Anchor Store Impact") and additional 2019 bankruptcies, which include Charlotte Russe, Gymboree, and Payless Shoesource, business fundamentals in our core portfolio for 2019 were generally stable compared to 2018. Ending occupancy for the Tier 1 and open air properties was 93.4% as of December 31, 2019, as compared to 94.7% as of December 31, 2018. Average base minimum rent per square foot for the core portfolio decreased 2.4% when comparing December 31, 2019 to December 31, 2018, primarily due to temporary reductions related to tenants subject to co-tenancy claims. Comparable NOI for the Tier 1 and open air properties decreased 5.2% when comparing calendar year 2019 to 2018. The Tier 1 properties had a decrease in comparable NOI of 8.0%, and the open air properties had an increase in comparable NOI of 2.1%. This decrease in NOI of $24.5 million for the Tier 1 and open air properties relate to lower revenue of $14.8 million from the Anchor Store Impact and an additional $6.1 million from the 2019 bankruptcies as noted above.
The following table sets forth key operating statistics for the combined portfolio of core properties or interests in properties:

	December 31, 2019	% Change	December 31, 2018	% Change	December 31, 2017
Ending occupancy (1)	93.4%	(1.3)%	94.7%	0.3%	94.4%
Average base minimum rent per square foot (2)	$21.52	(2.4)%	$22.04	0.3%	$21.98

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
Current Leasing Activities
During the year ended December 31, 2019, we signed new leases and renewal leases with terms in excess of a year (excluding enclosed retail property anchors, majors, offices and in-line spaces in excess of 10,000 square feet) across the core portfolio, comprising approximately 2,284,800 square feet. The average annual initial base minimum rent for new leases was $20.26 per square foot ("psf") and for renewed leases was $32.05 psf. For these leases, the average for tenant allowances was $31.66 psf for new leases and $8.75 psf for renewals. During the year ended December 31, 2018, we signed new leases and renewal leases with terms in excess of a year (excluding enclosed retail property anchors, majors, offices and in-line spaces in excess of 10,000 square feet) across the comparable core portfolio, comprising approximately 1,934,900 square feet. The average annual initial base minimum rent for new leases was $24.08 psf and for renewed leases was $27.35 psf. For these leases, the average for tenant allowances was $32.64 psf for new leases and $5.82 psf for renewals.
Portfolio Summary
The table below provides some of our key metrics for the core enclosed retail property tiers as well as some key metrics for our open air property portfolio:

	Property Count	Leased Occupancy %[1]		Store Sales Per Square Foot for 12 Months Ended		Store Occupancy Cost %		% of Total Comp NOI for 12 Months Ended

		12/31/19	12/31/18	12/31/19	12/31/18	12/31/19	12/31/18	12/31/19
Open Air Properties	49	95.7%	95.5%					27.3%
Tier 1 Enclosed retail properties	42	91.4%	94.0%	$413	$397	11.2%	11.8%	65.6%
Tier 1 and Open Air	91	93.4%	94.7%					92.9%
1Metrics only include properties owned as of December 31, 2019, and exclude Tier 2 and Noncore properties.

Enclosed Retail Property Tiers
The following table categorizes the enclosed retail properties into the respective tiers as of December 31, 2019:

Tier 1			Tier 2/Noncore
Arbor Hills	Mesa Mall	Tier 2
Arboretum, The	Morgantown Mall		Anderson Mall
Ashland Town Center	Northtown Mall		Boynton Beach Mall
Bowie Town Center	Northwoods Mall		Chautauqua Mall
Brunswick Square	Oklahoma City Properties		Indian Mound Mall
Clay Terrace	Orange Park Mall		Lima Mall
Cottonwood Mall	Paddock Mall		Maplewood Mall
Dayton Mall	Pearlridge Center		New Towne Mall
Edison Mall	Polaris Fashion Place		Oak Court Mall
Grand Central Mall	Port Charlotte Town Center		Rolling Oaks Mall
Great Lakes Mall	Scottsdale Quarter		Sunland Park Mall
Irving Mall	Southern Hills Mall
Jefferson Valley Mall	Southern Park Mall	Noncore
Lincolnwood Town Center	Southgate Mall		Charlottesville Fashion Square
Lindale Mall	The Outlet Collection | Seattle		Muncie Mall
Longview Mall	Town Center at Aurora		Seminole Towne Center
Malibu Lumber Yard	Town Center Crossing & Plaza
Mall at Fairfield Commons, The	Waterford Lakes Town Center
Mall at Johnson City, The	Weberstown Mall
Markland Mall	Westminster Mall[1]
Melbourne Square	WestShore Plaza
1Due to major planned redevelopment, Westminster will be reclassed to Tier 2 in 2020 until stabilized.
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

•
We receive rental income from the leasing of retail and other space under operating leases, as we retain substantially all of the risks and benefits of ownership of the investment properties. The majority of these leases contain extension options, typically at the lessee's election, and/or early termination provisions. Further, our leases do not contain any provisions that would allow the lessee to purchase the underlying assets throughout the lease term. In most cases, consideration received typically includes a fixed minimum rent component, reimbursement of a fixed portion of our property operating expenses, including utility, security, janitorial, landscaping, food court and other administrative expenses (also known as common area maintenance or "CAM"), and reimbursement of lessor costs such as real estate taxes and insurance, computed based upon a formula in accordance with the lease terms. When not reimbursed by the fixed CAM component, CAM expense reimbursements and lessor costs are based on the tenant's proportionate share of the allocable operating expenses and CAM capital expenditures for the property. We accrue reimbursements from tenants for recoverable portions of all these expenses as revenue in the period the applicable expenditures are incurred. We recognize differences between estimated recoveries and the final billed amounts in the subsequent year. Additionally, a large number of our tenants are also required to pay overage rents based on sales during the applicable lease year over a base amount stated in the lease agreement. We recognize overage rents only when each tenant's sales exceed the applicable sales threshold as defined in their lease. We also collect lease termination income from tenants to allow for the tenant to vacate their space prior to their scheduled lease termination date. We recognize lease termination income in the period when a termination agreement is signed, collectability is assured, and we are no longer obligated to provide space to the tenant. In the event that a tenant is in bankruptcy when the termination agreement is signed, termination fee income is deferred and recognized when, and if, it is received. We record an adjustment to rental income in the period there is a change in our assessment of whether the collectibility of payments due under an operating lease is probable.

We have elected the practical expedient in Accounting Standards Update ("ASU") 2016-02, "Leases (Topic 842)" to not separate non-lease components from lease components as our underlying leases qualify as operating leases and the timing and pattern of transfer of the lease and non-lease components are the same. We note that the predominant component of our leases is the lease component and thus account for the combined lease and non-lease component (CAM) of the non-cancelable lease term on a straight-line basis in accordance with Topic 842. Rental income also includes accretion related to above-market and below-market lease intangibles related to the acquisition of operating properties. We amortize any tenant inducements as a reduction of rental income utilizing the straight-line method over the term of the related lease or occupancy term of the tenant, if shorter.

•
We review investment properties for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of investment properties may not be recoverable. These circumstances include, but are not limited to, declines in a property's cash flows, ending occupancy, estimated market values or our decision to dispose of a property before the end of its estimated useful life. Furthermore, this evaluation is conducted no less frequently than quarterly, irrespective of changes in circumstances. We measure any impairment of investment property when the estimated undiscounted operating income before depreciation and amortization plus its residual value is less than the carrying value of the property. To the extent impairment has occurred, we charge to expense the excess of carrying value of the property over its estimated fair value. The evaluation of impairment is subject to certain management assumptions including projected net operating income, anticipated hold period, expected capital expenditures and the capitalization rate used to estimate the property's residual value. We may decide to dispose of properties that are held for use and the consideration received from these property dispositions may differ from their carrying values. We also review our investments, including investments in unconsolidated entities, if events or circumstances change indicating that the carrying amount of our investments may not be recoverable. We will record an impairment charge if we determine that a decline in the fair value of the investments in unconsolidated entities is other-than-temporary. Changes in economic and operating conditions that occur subsequent to our review of recoverability of investment property and other investments in unconsolidated entities could impact the assumptions used in that assessment and could result in future charges to earnings if assumptions regarding those investments differ from actual results.

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

•
A variety of costs are incurred in the development and leasing of properties. After determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. Determination of when a development project is substantially complete and capitalization must cease involves a degree of professional judgment. The costs of land and buildings under development include specifically identifiable costs. The capitalized costs include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs and other costs incurred during the period of development. We consider a construction project as substantially completed when it is held available for occupancy, and accordingly, cease capitalization of costs upon opening. When it is determined that the project is no longer viable, capitalized costs are charged to expense.

New Accounting Pronouncements
Adoption of New Standards
On January 1, 2019, we adopted ASU 2016-02. This new guidance, including related ASUs that were subsequently issued, required us to recognize a lease liability and right of use ("ROU") asset, measured as the present value of lease payments, for both operating and financing leases with a term greater than 12 months under which we were the lessee. Upon adoption, we recognized a lease liability and corresponding ROU asset of approximately $14.4 million for the four material ground leases, two material office leases, and one material garage lease with a term of more than 12 months. We elected to use the "package of practical expedients," which allowed us not to reassess under the new standard prior conclusions about lease identification, lease classification, and initial direct costs.
From a lessor perspective, the new guidance remained mostly similar as we elected the practical expedient to not separate non-lease components from lease components. This election resulted in a change on the Company's consolidated statements of operations and comprehensive (loss) income as we no longer present minimum rents, overage rents, and tenant reimbursements as separate line items because we now account for these line items as a single combined lease component, rental income, on the basis of the lease component being the predominant component of the contract. As such, non-lease components, including CAM revenues, are now combined with lease components and are recognized on a straight-line basis to the extent the non-lease components are fixed.
Additionally, ASU 2016-02 required us to recognize a change, after the commencement date, in assessment of whether the collectibility of operating lease payments is probable as an adjustment to rental income rather than as a provision for credit losses. This requirement resulted in a change on the Company's consolidated statements of operations and comprehensive (loss) income as we no longer present provision for credit losses as a separate line item and the adjustment is now recorded as a reduction to rental income. Finally, ASU 2016-02 disallowed the capitalization of internal leasing costs and legal costs, unless said costs are incremental to obtaining the lease contract, resulting in an increase in the Company's general and administrative expenses (see "Results of Operations"). For the years ended December 31, 2018 and 2017, the Company deferred $17.7 million and $16.9 million of internal leasing costs and legal costs, respectively, that would no longer qualify for capitalization under the new standard. The Company elected to use the practical expedient in transition to not re-evaluate costs that were previously capitalized.
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

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses," which introduced new guidance for an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale debt securities and provides a simplified accounting model for purchased financial assets with credit deterioration since their origination. Instruments in scope include loans, held-to-maturity debt securities, and net investments in leases as well as reinsurance and trade receivables. In November 2018, the FASB issued ASU 2018-19, which clarifies that operating lease receivables are outside the scope of the new standard. This standard will be effective for fiscal years beginning after December 15, 2019. Our seller-provided bridge financing associated with our October 10, 2019 closing of Perennial (see "Financing and Debt - Other Indebtedness (Perennial)" for further details) and certain other miscellaneous accounts will be in scope of ASU 2016-13, but we do not expect this will have a material impact on our financial statements.
Results of Operations
The following acquisitions and dispositions affected our results in the comparative periods:
•On December 19, 2019, we completed the sale of Charles Towne Square, located in Charleston, South Carolina, to an unaffiliated private real estate investor.
•On December 18, 2019, we transitioned West Ridge Mall and Plaza ("West Ridge," collectively), located in Topeka, Kansas, to the lender.
•During 2019, we completed the sale of 25 outparcels to Four Corners (see details under "Overview - Basis of Presentation - Four Corners Outparcel Sales").
•On July 1, 2019, we transitioned Towne West Square, located in Wichita, Kansas, to the lender.
•During 2018, we completed the sale of 20 outparcels to Four Corners (see details under "Overview - Basis of Presentation - Four Corners Outparcel Sales").
•On October 23, 2018, we transitioned Rushmore Mall to the lender.
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
•On October 3, 2017, we transitioned Valle Vista Mall, located in Harlingen, Texas, to the lender.
•On June 13, 2017, we sold 49% of our interest in Malibu Lumber Yard as part of the O'Connor Joint Venture II transaction.
•On June 7, 2017, we completed the sale of Morgantown Commons.
•On May 16, 2017, we completed the sale of an 80,000 square foot vacant anchor parcel at Indian Mound Mall, located in Newark, Ohio.
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
•On January 10, 2017, we completed the sale of Virginia Center Commons, located in Glen Allen, Virginia.
Year Ended December 31, 2019 vs. Year Ended December 31, 2018
For purposes of the following comparisons, the transactions listed above that occurred in the periods under comparison are referred to as the "Property Transactions," and "comparable properties" refers to the remaining properties we owned and operated throughout both years in the year-to-year comparisons.
Rental income decreased $56.8 million primarily due to a $43.7 million decrease attributable to the comparable properties, primarily attributed to the Anchor Store Impact, 2019 bankruptcies, and a $13.1 million decrease related to the Property Transactions.

Property operating expenses increased $5.9 million, primarily due to an increase of $7.5 million attributable to the comparable properties, which was driven by an overall increase in both recurring and incentive compensation costs as we have transformed the roles and responsibilities of our property general manager in addition to incentivizing these individuals to meet certain sponsorship and short-term tenant targets, an increase in property insurance costs, and an increase in utility costs, offset by a $1.6 million decrease attributable to the Property Transactions. Depreciation and amortization increased $13.5 million, primarily due to a $15.3 million increase attributable to the comparable properties which related to the accelerated depreciation of certain building assets offset by lower capitalized lease costs amortization. Offsetting this increase was a $1.8 million decrease attributable to the Property Transactions. Real estate taxes decreased $4.5 million, primarily due to a $3.5 million decrease in the comparable properties due to reduced tax assessments and capitalization of real estate taxes associated with redevelopment efforts and a $1.0 million decrease attributable to the Property Transactions. General and administrative expenses increased $12.1 million, of which $13.2 million was attributable to the impact of the new lease accounting standard which prohibits the Company from capitalizing non-incremental internal costs attributable to leasing and legal efforts. Offsetting this increase was a reduction in annual incentive compensation of $1.1 million. The $35.3 million impairment loss recorded in 2019 related to the write down of Charlottesville Fashion Square, Chautauqua Mall, New Towne Mall, and Matteson Plaza, as described in further detail under "Impairment." No impairment charges were recorded in 2018.
Interest expense, net, increased $11.4 million, of which a net $7.6 million was attributable to corporate debt activity primarily related to higher interest rates due to the credit rating downgrade and increased leverage levels, a $6.4 million increase attributable to the April 2019 financing of Waterford Lakes Town Center, located in Orlando, Florida, and a $1.9 million increase attributable to the October 10, 2019 Perennial transaction (see details under "Overview - Basis of Presentation - Perennial"). Offsetting these increases was a decrease of $3.2 million primarily attributable to the Property Transactions and a $1.3 million decrease primarily related to repaid mortgages.
Gain on disposition of interests in properties, net increased $13.8 million which is primarily attributed to the timing of the closing of the various Four Corners tranches within the comparable periods, in addition to the sale of Charles Towne Square.
Gain on extinguishment of debt, net recognized in the 2019 period consisted of the $24.8 million gain related to the transitioning of the $49.5 million mortgage loan secured by West Ridge, the $37.7 million gain related to the transitioning of $45.2 million mortgage loan secured by Towne West Square and a $1.2 million gain related to the partial retirement of the Senior Notes due 2024, as defined in "Financing and Debt." The gain on extinguishment of debt, net recognized in the 2018 period consisted of the $51.4 million gain related to the transition of the $94.0 million mortgage loan secured by Rushmore Mall.
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
Rental income decreased $41.8 million, primarily due to a $20.0 million decrease related to the O'Connor Joint Venture II properties, a $13.0 million decrease attributable to the comparable properties primarily due to the result of anchor tenant bankruptcies and related co-tenancy claims, and a $8.8 million decrease related to the Property Transactions. Other income increased $6.2 million, primarily attributable to the receipt of $4.7 million of franchise tax proceeds, a $1.6 million increase in management, leasing and development fee income from the unconsolidated joint ventures to which we provide such services, and a $0.4 million increase in ancillary income from the comparable properties, offset by a $0.4 million decrease attributable to the Property Transactions, and a $0.1 million decrease attributable to the O'Connor Joint Venture II properties.
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
The $66.9 million in impairment losses recorded in 2017 relate to the write down of Rushmore Mall, Colonial Park Mall and Morgantown Commons, as described in further detail under "Impairment." No impairment charges were recorded in 2018.
Interest expense, net, increased $15.4 million, of which $26.8 million was attributable to corporate debt activity primarily related to the August 2017 bond offering and amortization of deferred financing fees related to the January 2018 Facility recast and $0.1 million related to default interest on properties transitioned, or to be transitioned, to lenders. Offsetting these increases were decreases of $8.3 million attributable to the payoffs of the mortgage loans secured by Mesa Mall, WestShore Plaza, located in Tampa, Florida, Southern Hills Mall, Henderson Square, located in King of Prussia, Pennsylvania, The Outlet Collection® | Seattle, located in Auburn, Washington, and Whitehall Mall, located in Whitehall, Pennsylvania, $1.8 million attributable to the O'Connor Joint Venture II Properties, $1.0 million related to the Property Transactions, and $0.4 million attributable to the comparable properties.
Gain on disposition of interests in properties, net for 2018 is primarily attributable to the outparcel sales to Four Corners. The 2017 net gain was attributed to sales of Morgantown Commons, a vacant anchor parcel at Indian Mound Mall, the O'Connor Joint Venture II transactions, Gulf View Square, River Oaks Center, and Virginia Center Commons.
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
We derive most of our liquidity from leases that generate positive net cash flow from operations, the total of which was $209.3 million during the year ended December 31, 2019.
Our balance of cash and cash equivalents decreased $1.1 million during 2019 to $41.4 million as of December 31, 2019. The decrease was primarily due to dividend distributions, and capital expenditures, partially offset by operating cash flow from properties, net distributions from our joint ventures, the net proceeds from the disposition of properties, and the net proceeds from the issuance of debt. See "Cash Flows" below for more information.
Because we own primarily long-lived income-producing assets, our financing strategy relies on a combination of long-term mortgage debt as well as unsecured debt supported by a quality unencumbered asset pool, providing us with ample flexibility from a liquidity perspective. Our strategy is to have the majority of our debt fixed either through non-variable rate mortgages or interest rate swaps that effectively fix the interest rate. At December 31, 2019, floating rate debt (excluding loans hedged to fixed interest) comprised 11.9% of our total consolidated debt. We will continue to monitor our borrowing mix to limit market risk.
During the first quarter of 2019, Fitch Ratings, Moody's Investor Service, and S&P Global Ratings lowered their credit rating on WPG L.P.'s unsecured long-term indebtedness, which increased interest rates on our Facility (effective May 2, 2019), December 2015 Term Loan (effective February 15, 2019), and Senior Notes due 2024 (effective August 15, 2019) (as defined in "Overview - Basis of Presentation - Financing and Debt"). Due to the downgrade and based upon current leverage levels, as of December 31, 2019, our Revolver bears interest at LIBOR plus 1.80% (an increase of 55 basis points), our Term Loan bears interest at LIBOR plus 2.10% (an increase of 45 basis points), and our December 2015 Term Loan bears interest at LIBOR plus 2.35% (an increase of 55 basis points). Our Senior Notes due 2024 bear interest at 6.450% (an increase of 50 basis points). The impact of the credit downgrade resulted in an increase in borrowing costs of approximately $6.4 million during 2019. Such a downgrade may also impact terms and conditions of future borrowings in addition to adversely affecting our ability to access the public markets.

On December 31, 2019, we had an aggregate available borrowing capacity of $442.8 million under the Revolver, net of outstanding borrowings of $207.0 million and $0.2 million reserved for outstanding letters of credit. The weighted average interest rate on the Revolver was 4.0% for the year ended December 31, 2019.
The consolidated indebtedness of our business was approximately $3.1 billion as of December 31, 2019, or an increase of approximately $124.1 million from December 31, 2018. The change in consolidated indebtedness from December 31, 2018 is described in greater detail under "Financing and Debt."
LIBOR Transition
In July 2017, the FCA, which regulates LIBOR, announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Rates Committee ("AARC"), which identified the Secured Overnight Financing Rate ("SOFR") as its preferred alternative to USD-LIBOR in derivatives and other financial contracts. The Company is not able to predict when LIBOR will cease to be available or when there will be sufficient liquidity in the SOFR markets. Any changes adopted by the FCA or other governing bodies in the method used for determining LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR. If that were to occur, our interest payments could change. In addition, uncertainty about the extent and manner of future changes may result in interest rates and/or payments that are higher or lower than if LIBOR were to remain available in its current form.
As of December 31, 2019, the Company has three consolidated variable rate debt contracts, totaling approximately $372.0 million, and one unconsolidated variable rate debt contract, totaling $6.5 million (pro-rata share), indexed to LIBOR. In addition, we have three consolidated variable rate debt contracts, totaling approximately $641.3 million, swapped to LIBOR plus a fixed spread under 11 outstanding interest rate derivatives. When including extension options, approximately $897.0 million of the consolidated indebtedness and the $6.5 million (pro-rata share) of unconsolidated indebtedness referenced above have maturity dates outside of the expected discontinuance date. The Company is currently monitoring and evaluating the related risks, which include interest on loans, and amounts received or paid on the derivative instruments. These risks arise in connection with transitioning contracts to a new alternative rate, including any resulting value transfer that may occur. The value of loans or derivative instruments tied to LIBOR could also be impacted if LIBOR is limited or discontinued. For some instruments, the method of transitioning to an alternative rate may be challenging, as they may require negotiation with a respective counterparty.
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
Outlook
Our business model and WPG Inc.'s status as a REIT require us to regularly access the debt markets to raise funds for acquisition, development and redevelopment activity, and to refinance maturing debt. We may also, from time to time, access the equity capital markets to accomplish our business objectives. We believe we have sufficient cash on hand, availability under the Revolver and cash flow from operations to address our debt maturities, distributions and capital needs throughout 2020.
The successful execution of our business strategy will require the availability of substantial amounts of operating and development capital both currently and over time. Sources of such capital could include additional bank borrowings, public and private offerings of debt or equity, including rights offerings, sale of certain assets and interests in joint ventures.
Cash Flows
Our net cash flow from operating activities totaled $209.3 million during 2019. During 2019, we also:

•	funded capital expenditures of $176.7 million;

•	received net proceeds from the disposition of interests in properties and outparcels of $53.4 million;

•	funded investments in unconsolidated entities of $19.8 million;

•	received distributions of capital from unconsolidated entities of $28.0 million;

•	received net proceeds from our debt financing, refinancing, and repayment activities of $158.1 million; and

•	funded distributions to common and preferred shareholders and unitholders of $237.5 million.

In general, we anticipate that cash generated from operations will be sufficient to meet operating expenses, monthly debt service and recurring capital expenditures. On a long-term basis, we intend to make distributions to shareholders as necessary to maintain WPG Inc.'s status as a REIT. In addition, we expect to be able to generate or obtain capital for nonrecurring capital expenditures, such as acquisitions, major building renovations and expansions, as well as for scheduled principal maturities on outstanding indebtedness, from:

•	excess cash generated from operating performance and working capital reserves,

•	borrowings on our debt arrangements,

•	opportunistic asset sales,

•	additional secured or unsecured debt financing, or

•	additional equity raised in the public or private markets.
We expect to generate positive cash flow from operations in 2020, and we consider these projected cash flows in our sources and uses of cash. These cash flows are principally derived from rents paid by our retail tenants. A significant deterioration in projected cash flows from operations could cause us to increase our reliance on available funds from our debt arrangements, curtail planned capital expenditures, or seek other additional sources of financing as discussed above.
Financing and Debt
Mortgage Debt
Total mortgage indebtedness at December 31, 2019 and 2018 was as follows (in thousands):

	December 31, 2019	December 31, 2018
Face amount of mortgage loans	$1,117,242	$980,276
Fair value adjustments, net	3,463	5,764
Debt issuance cost, net	(5,097)	(2,771)
Carrying value of mortgage loans	$1,115,608	$983,269
A roll forward of mortgage indebtedness from December 31, 2018 to December 31, 2019 is summarized as follows (in thousands):

Balance at December 31, 2018	$983,269
Debt amortization payments	(18,115)
Repayment of debt	(47,175)
Debt borrowings, net of issuance costs	293,416
Debt canceled upon lender foreclosures, net of debt issuance costs	(94,633)
Amortization of fair value and other adjustments	(2,301)
Amortization of debt issuance costs	1,147
Balance at December 31, 2019	$1,115,608
On December 18, 2019, the $49.5 million mortgage on West Ridge was canceled upon the lender foreclosure (see "Covenants" section below for additional details).
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
On April 1, 2019, the Company exercised the first of two options to extend the maturity date of the $52.0 million mortgage note payable on Town Center at Aurora® for one year. The extended maturity date is April 1, 2020, subject to a one-year extension available at our option subject to compliance with the terms of the underlying loan agreement and payment of customary extension fees. Pursuant to the terms of the extension option, the Company entered into a derivative swap agreement to fix the interest rate of the note payable at one-month LIBOR plus 2.27% per annum through both extension periods. At December 31, 2019, the interest rate on the note payable was 4.92%.
On October 23, 2018, the $94.0 million mortgage on Rushmore Mall was canceled upon a deed-in-lieu of foreclosure agreement (see "Covenants" section below for additional details).
On October 2, 2018, an affiliate of WPG Inc. repaid the $8.3 million mortgage loan on Whitehall Mall. This repayment was funded by cash on hand.
On September 27, 2018, an affiliate of WPG Inc. closed on a $35.0 million full-recourse note payable secured by Southgate Mall (see details under "Overview - Basis of Presentation - Southgate").
On June 8, 2018, the Company exercised the first of three options to extend the maturity date of the $65.0 million term loan secured by Weberstown Mall for one year.
On January 19, 2018, an affiliate of WPG Inc. repaid the $86.5 million mortgage loan on The Outlet Collection® | Seattle. This repayment was funded by borrowings on the Revolver (as defined below).
Highly-levered Assets
As of December 31, 2019, we have identified two consolidated mortgage loans that have leverage levels in excess of our targeted leverage and have plans to work with the special servicers on these non-recourse mortgages. These mortgage loans total $78.3 million and encumber Charlottesville Fashion Square and Muncie Mall, located in Muncie, Indiana, both of which have been identified as noncore properties. Additionally, we have identified the $52.5 million unconsolidated mortgage loan encumbering Seminole Towne Center, located in Sanford, Florida, as having leverage levels in excess of our targeted leverage. Our pro-rata share of this mortgage loan is $0.0 million based upon our effective interest in the property due to preferences. We expect to improve our leverage once all, or a portion of them, are transitioned to the lenders, with minimal impact to net cash flows. See "Covenants" below for further discussion on these highly-levered assets and for events that occurred during the year ended December 31, 2019.

Unsecured Debt
The following table identifies our total unsecured debt outstanding at December 31, 2019 and December 31, 2018:

	December 31, 2019	December 31, 2018
Notes payable:
Face amount - the Exchange Notes(1)	$250,000	$250,000
Face amount - Senior Notes due 2024(2)	720,900	750,000
Debt discount, net	(7,864)	(9,680)
Debt issuance costs, net	(5,470)	(7,623)
Total carrying value of notes payable	$957,566	$982,697

Unsecured term loans:(7)
Face amount - Term Loan(3)(4)	$350,000	$350,000
Face amount - December 2015 Term Loan(5)	340,000	340,000
Debt issuance costs, net	(3,358)	(4,491)
Total carrying value of unsecured term loans	$686,642	$685,509

Revolving credit facility:(3)(6)
Face amount	$207,000	$290,000
Debt issuance costs, net	(2,855)	(3,998)
Total carrying value of revolving credit facility	$204,145	$286,002
(1)The Exchange Notes were issued at a 0.028% discount, bear interest at 3.850% per annum and mature on April 1, 2020.
(2)The Senior Notes due 2024 were issued at a 1.533% discount, bore interest at 5.950% per annum through August 14, 2019, at which time the interest rate increased to 6.450% per annum due to the credit downgrade. The Senior Notes due 2024 mature on August 15, 2024.
(3)The unsecured revolving credit facility, or "Revolver" and unsecured term loan, or "Term Loan" are collectively known as the "Facility."
(4)The Term Loan bears interest at one-month LIBOR plus 2.10% per annum and will mature on December 30, 2022. We have interest rate swap agreements totaling $250.0 million, which effectively fix the interest rate on a portion of the Term Loan at 4.86% per annum through June 30, 2021. At December 31, 2019, the applicable interest rate on the unhedged portion of the Term Loan was one-month LIBOR plus 2.10% or 3.86%.
(5)The December 2015 Term Loan bears interest at one-month LIBOR plus 2.35% per annum and will mature on January 10, 2023. We have interest rate swap agreements totaling $340.0 million, which effectively fix the interest rate at 4.06% per annum through maturity.
(6)The Revolver provides borrowings on a revolving basis up to $650.0 million at one-month LIBOR plus 1.80% and will initially mature on December 30, 2021, subject to two six month extensions available at our option subject to compliance with terms of the Facility and payment of a customary extension fee. At December 31, 2019, we had an aggregate available borrowing capacity of $442.8 million under the Revolver, net of $0.2 million reserved for outstanding letters of credit. At December 31, 2019, the applicable interest rate on the Revolver was one-month LIBOR plus 1.80%, or 3.56%. The interest rate on the Revolver could vary in the future based upon changes to the Company's credit ratings and leverage levels.
(7) While we have interest rate swap agreements in place that fix the LIBOR portion of the rates as noted above, the spread over LIBOR could vary in the future based upon changes to the Company's credit ratings and leverage levels.
During the year ended December 31, 2019, the Company retired $29.1 million outstanding principal on the Senior Notes due 2024 and recognized a gain of approximately $1.2 million, which is recorded in gain on extinguishment of debt, net in the consolidated statements of operations and comprehensive (loss) income for the period then ended.
On January 22, 2018, WPG L.P. amended the terms of the Facility to provide for borrowings of $1.0 billion. The Facility can be increased to $1.5 billion through currently uncommitted Facility commitments. Excluding the accordion feature, the Facility includes a $650.0 million Revolver and $350.0 million Term Loan. The $350.0 million Term Loan was fully funded at closing, and the Company used the proceeds to repay a $270.0 million outstanding term loan and to pay down the Revolver.

Other Indebtedness (Perennial)
On October 10, 2019, WPG L.P. closed on the sale and leaseback of four assets (collectively, the "Properties") pursuant to the purchase and sale agreement executed on July 24, 2019 between WPG L.P. and Mall Ground Portfolio, LLC, an affiliate of Perennial Investment & Advisors, LLC and Kawa Capital Partners, LLC ("the Ground Lessor"). The Properties are: Edison Mall, located in Fort Myers, Florida; Great Lakes Mall, located in Mentor, Ohio; Irving Mall, located in Irving, Texas; and Jefferson Valley Mall, located in Yorktown Heights, New York. Under the agreement, the Ground Lessor acquired a fee interest in the land at the Properties for a price of approximately $98.9 million. Concurrently, WPG L.P. entered into a new 99-year master ground lease for the leasehold interest at the Properties. The master ground lease includes fixed annual payments to the Ground Lessor at an initial annualized rate of 7.4% and contains annual rent escalators over the aforementioned term. The agreement includes an option for WPG L.P. to repurchase the fee interest in the land at $109.3 million in year 30 of the master ground lease. If WPG L.P. does not exercise this option, then the Ground Lessor will retain the fee interest in the land, and the fee interest in the improvements and development rights will transfer to the Ground Lessor at the end of the 99-year ground lease term. WPG L.P. received approximately $42.3 million in proceeds upon closing, net of $55.0 million in bridge financing provided by WPG L.P. to the Ground Lessor and closing costs. The bridge financing has a maximum five-year balloon term, which can be pre-paid without penalty, and carries an interest rate of 4.0%. The bridge financing is included in "Deferred costs and other assets" on the consolidated balance sheet at December 31, 2019. The net proceeds were generally used to fund ongoing redevelopment efforts and for general corporate purposes. WPG L.P. continues to own a fee interest in the improvements and development rights through the term of the aforementioned master ground lease and continues to manage, lease and develop the Properties and maintains full control over the leasehold interest and in the land and fee interest in the improvements and development rights at the respective Properties.
For accounting purposes, the repurchase option precluded WPG L.P. from meeting the criteria for sales recognition. As such, the gross proceeds received have been accounted for as a financial liability, net of capitalized closing costs of $1.6 million, and subject to accretion over the relevant term. As of December 31, 2019, the net financial liability was approximately $97.6 million, including $0.3 million of accretion. Expense is being recognized utilizing an effective interest rate of 8.56% per annum during the repurchase period. During the year ended December 31, 2019, we recognized expense of approximately $1.9 million, which is included in interest expense, net in the consolidated statements of operations and comprehensive (loss) income.
Covenants
Our unsecured debt agreements contain financial and other covenants. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by one or more of the respective lenders including adjustments to the applicable interest rate. As of December 31, 2019, management believes the Company is in compliance with all covenants of its unsecured debt.
The total balance of mortgages was approximately $1.1 billion as of December 31, 2019. At December 31, 2019, certain of our consolidated subsidiaries were the borrowers under 20 non-recourse loans and two full-recourse loans secured by mortgages encumbering 24 properties, including one separate pool of cross-defaulted and cross-collateralized mortgages encumbering a total of four properties. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt instruments contain financial and other non-financial covenants which are specific to the properties which serve as collateral for that debt. Our existing non-recourse mortgage loans generally prohibit our subsidiaries that are borrowers thereunder from incurring additional indebtedness, subject to certain customary and limited exceptions. In addition, certain of these instruments limit the ability of the applicable borrower's parent entity from incurring mezzanine indebtedness unless certain conditions are satisfied, including compliance with maximum loan to value ratio and minimum debt service coverage ratio tests. Further, under certain of these existing agreements, if certain cash flow levels in respect of the applicable mortgaged property (as described in the applicable agreement) are not maintained for at least two consecutive quarters, the lender could accelerate the debt and enforce its right against its collateral. If the borrower fails to comply with these covenants, the lenders could accelerate the debt and enforce its right against their collateral.
On November 5, 2019, we received a letter, dated October 30, 2019, from the lender notifying the borrower, a consolidated subsidiary of WPG L.P., that the $45.1 million mortgage loan secured by Charlottesville Fashion Square was transferred to special servicing because the borrower notified the lender that future projected cash flows will be insufficient to ensure future compliance with the mortgage loan due to the loss of certain tenants. The borrower has initiated discussions with the special servicer regarding this non-recourse loan and is considering various options. The Company continues to manage and lease the property.
On November 19, 2018, we received a notice of default letter, dated November 15, 2018, from the special servicer to the borrower, a consolidated subsidiary of WPG L.P., concerning the $49.5 million mortgage loan secured by West Ridge. The notice was issued by the special servicer because the borrower did not make certain reserve payments or deposits as required by the loan agreement for the aforementioned loan. On December 18, 2019, an affiliate of the Company transitioned the property to the lender.

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
On March 30, 2017, the Company transferred the then $40.0 million mortgage loan secured by Valle Vista Mall to the special servicer at the request of the borrower, a consolidated subsidiary of WPG L.P. On May 18, 2017, we received a notice of default letter, dated that same date, from the special servicer because the borrower did not repay the loan in full by its May 10, 2017 maturity date. On October 3, 2017, an affiliate of WPG Inc. transitioned the property to the lender.
On June 6, 2016, we received a notice of default letter, dated June 3, 2016, from the special servicer to the borrower of the then $99.7 million mortgage loan secured by Southern Hills Mall.  The letter was sent because the borrower, a consolidated subsidiary of WPG L.P., did not repay the loan in full by its June 1, 2016 maturity date.  On October 27, 2016, we received notification that a receiver had been appointed to manage and lease the property. On October 17, 2017, an affiliate of WPG Inc. completed a discounted payoff of the mortgage loan for $55.0 million and we retained ownership and management of the property.
On June 30, 2016, we received a notice, dated that same date, that the then $87.3 million mortgage loan secured by Mesa Mall had been transferred to the special servicer due to the payment default that occurred when the borrower, a consolidated subsidiary of WPG L.P., did not repay the loan in full by its June 1, 2016 maturity date. On April 25, 2017, the Company completed a discounted payoff of the mortgage loan for $63.0 million and retained ownership and management of the property.
During the year ended December 31, 2019, the Company recognized a net gain of $62.5 million related to the $94.7 million mortgage debt cancellation and ownership transfer of West Ridge and Towne West Square, which is included in gain on extinguishment of debt, net in the consolidated statements of operations and comprehensive (loss) income for the year then ended.
During the year ended December 31, 2018, the Company recognized a net gain of $51.4 million related to the $94.0 million mortgage debt cancellation and ownership transfer of Rushmore, which is included in gain on extinguishment of debt, net in the consolidated statements of operations and comprehensive (loss) income for the year then ended. During the year ended December 31, 2017, the Company recognized a net gain of $90.6 million based on the cancellation of mortgage debt of $108.9 million related to discounted payoff of the mortgage note payable secured by Southern Hills Mall, ownership transfer of Valle Vista Mall, and discounted payoff of the mortgage note payable secured by Mesa Mall, which is included in gain on extinguishment of debt, net in the consolidated statements of operations and comprehensive (loss) income for the year then ended.
At December 31, 2019, management believes the applicable borrowers under our other non-recourse mortgage loans were in compliance with all covenants where non-compliance could individually, or giving effect to applicable cross-default provisions in the aggregate, have a material adverse effect on our financial condition, results of operations or cash flows. The Company has assessed each of the defaulted properties, for which the Company still holds title, for impairment indicators as part of our quarterly assessment. Refer to "Impairment" for additional details.

Summary of Financing
Our consolidated debt and the effective weighted average interest rates as of December 31, 2019 and 2018 consisted of the following (dollars in thousands):

	December 31, 2019	Weighted Average Interest Rate	December 31, 2018	Weighted Average Interest Rate
Fixed-rate debt, face amount	$2,712,304	5.17%	$2,505,276	4.91%
Variable-rate debt, face amount	372,000	3.73%	455,000	3.87%
Total face amount of debt	3,084,304	5.00%	2,960,276	4.75%
Bond discount	(7,864)		(9,680)
Fair value adjustments, net	3,463		5,764
Debt issuance costs, net	(18,341)		(18,883)
Total carrying value of debt	$3,061,562		$2,937,477
Contractual Obligations
The following table summarizes the material aspects of the Company's future obligations for consolidated entities as of December 31, 2019, assuming the obligations remain outstanding through maturities noted below (in thousands):

	2020	2021 - 2022	2023 - 2024	Thereafter	Total
Long-term debt(1)	$346,176	$967,559	$1,390,559	$390,133	$3,094,427
Interest payments(2)	143,749	253,201	136,440	291,405	824,795
Distributions(3)	3,568	—	—	—	3,568
Ground rent/operating leases(4)	2,230	4,312	2,461	20,377	29,380
Purchase/tenant obligations(5)	122,503	—	—	—	122,503
Total	$618,226	$1,225,072	$1,529,460	$701,915	$4,074,673
(1)Represents principal maturities only and therefore excludes net fair value adjustments of $3,463, net debt issuance costs of $(18,341) and bond discount of $(7,864) as of December 31, 2019. The principal maturities reflect any available extension options within the control of the Company. Additionally, includes the difference between our carrying value of the financial liability of $99.2 million and the repurchase option payment of $109.3 million related to our Perennial transaction (see "Financing and Debt - Other Indebtedness (Perennial)" for additional details).
(2)Variable rate interest payments are estimated based on the LIBOR rate and our credit ratings in place at December 31, 2019. Additionally, includes minimum annual payments owed under our Perennial transaction (see "Financing and Debt - Other Indebtedness (Perennial)" for additional details).
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

The following table summarizes the material aspects of the Company's proportionate share of future obligations for unconsolidated entities as of December 31, 2019, assuming the obligations remain outstanding through initial maturities (in thousands):

	2020	2021 - 2022	2023 - 2024	Thereafter	Total
Long-term debt(1)	$7,522	$48,001	$21,374	$541,178	$618,075
Interest payments(2)	27,488	48,534	44,393	22,652	143,067
Ground rent/operating leases(3)	3,985	8,056	8,468	185,327	205,836
Purchase/tenant obligations(4)	18,145	—	—	—	18,145
Total	$57,140	$104,591	$74,235	$749,157	$985,123
(1)Represents principal maturities only and therefore excludes net fair value adjustments of $3,974 and debt issuance costs of $(2,206) as of December 31, 2019. In addition, the principal maturities reflect any available extension options.
(2)Variable rate interest payments are estimated based on the LIBOR rate at December 31, 2019.
(3)Represents minimum future lease payments due through the end of the initial lease term under executed leases.
(4)Includes amounts due under executed leases and commitments to vendors for development and other matters.
Off-Balance Sheet Arrangements
Our off-balance sheet arrangements consist primarily of investments in joint ventures which are common in the real estate industry. Joint ventures typically fund their cash needs through secured debt financings obtained by and in the name of the joint venture entity. The joint venture debt is secured by a first mortgage, is without recourse to the joint venture partners, and does not represent a liability of the partners, except to the extent the partners or their affiliates expressly guarantee the joint venture debt. As of December 31, 2019, there were no guarantees of joint venture related mortgage indebtedness. In addition to obligations under mortgage indebtedness, our joint ventures have obligations under ground leases and purchase/tenant obligations. Our share of obligations under joint venture debt, ground leases and purchase/tenant obligations is quantified in the unconsolidated entities table within "Contractual Obligations" above. WPG may elect to fund cash needs of a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans, although such fundings are not required contractually or otherwise.
Equity Activity
Preferred Stock
Series H Cumulative Redeemable Preferred Stock
On January 15, 2015, WPG Inc. issued 4,000,000 shares of 7.5% Series H Preferred Shares. Dividends accrue quarterly at an annual rate of 7.5% per share. WPG Inc. can redeem this series, in whole or in part, at a redemption price of $25.00 per share, plus accumulated and unpaid dividends. WPG L.P. issued to WPG Inc. a like number of preferred units as consideration for the Series H Preferred Shares and can redeem this series, in whole or in part, when WPG Inc. can redeem the Series H Preferred Shares at like terms. All shares remain issued and outstanding as of December 31, 2019 and 2018.
Series I Cumulative Redeemable Preferred Stock
On January 15, 2015, WPG Inc. issued 3,800,000 shares of 6.875% Series I Preferred Shares. Dividends accrue quarterly at an annual rate of 6.875% per share. WPG Inc. can redeem this series, in whole or in part, at a redemption price of $25.00 per share, plus accumulated and unpaid dividends. WPG L.P. issued to WPG Inc. a like number of preferred units as consideration for the Series I Preferred Shares and can redeem this series, in whole or in part, when WPG Inc. can redeem the Series I Preferred Shares at like terms. All shares remain issued and outstanding as of December 31, 2019 and 2018.
Exchange Rights
Subject to the terms of the limited partnership agreement of WPG L.P., limited partners in WPG L.P. have, at their option, the right to exchange all or any portion of their units for shares of WPG Inc. common stock on a one‑for‑one basis or cash, as determined by WPG Inc. Therefore, the common units held by limited partners are considered by WPG Inc. to be share equivalents and classified as noncontrolling interests within permanent equity, and classified by WPG L.P. as permanent equity. The amount of cash to be paid if the exchange right is exercised and the cash option is selected will be based on the market value of WPG Inc.'s common stock as determined pursuant to the terms of the WPG L.P. Partnership Agreement. During the year ended December 31, 2017, WPG Inc. issued 314,577 shares of common stock to a limited partner of WPG L.P. in exchange for an equal number of units pursuant to the WPG L.P. Partnership Agreement. This transaction increased WPG Inc.’s ownership interest in WPG L.P. There were no similar transactions during the years ended December 31, 2019 and 2018. At December 31, 2019, WPG Inc. had reserved 34,682,956 shares of common stock for possible issuance upon the exchange of units held by limited partners.

The holders of the Series I-1 Preferred Units have, at their option, the right to have their units purchased by WPG L.P. subject to the satisfaction of certain conditions. Therefore, these preferred units are classified as redeemable noncontrolling interests outside of permanent equity.
Share Based Compensation
On May 28, 2014, the WPG Inc. Board of Directors (the "Board") adopted the Washington Prime Group, L.P. 2014 Stock Incentive Plan (the "2014 Plan"), which permitted the Company to grant awards to current and prospective directors, officers, employees and consultants of the Company or any affiliate. An aggregate of 10,000,000 shares of common stock were reserved for issuance, with a maximum number of awards to be granted to a participant in any calendar year of 500,000 shares/units. On May 16, 2019, the common shareholders of WPG Inc. approved the Washington Prime Group, L.P. 2019 Stock Incentive Plan (the "2019 Plan"), which replaced the 2014 Plan with respect to the issuance of new awards. The Board and its Compensation Committee (the "Committee") previously approved and adopted the 2019 Plan, subject to WPG Inc. common shareholder approval, during the Board and Committee's regular meetings in February 2019. An aggregate of 7,290,000 shares of common stock are reserved for issuance, excluding carryover shares from the 2014 Plan. Awards may be in the form of stock options, stock appreciation rights, restricted stock, restricted stock units ("RSUs") or other stock-based awards in WPG Inc., long term incentive units ("LTIP units" or "LTIPs") or performance units in WPG L.P. The 2019 Plan terminates on May 16, 2029.
Annual Long-Term Incentive Awards
During the years ended December 31, 2019, 2018 and 2017, the Company approved the terms and conditions of the 2019, 2018, and 2017 annual awards (the "2019 Annual Long-Term Incentive Awards," "2018 Annual Long-Term Incentive Awards," and "2017 Annual Long-Term Incentive Awards," respectively) for certain executive officers and employees of the Company. Under the terms of the awards program, each participant is provided the opportunity to receive (i) time-based RSUs and (ii) performance-based stock units ("PSUs"). RSUs represent a contingent right to receive one WPG Inc. common share for each vested RSU. RSUs will vest in one-third installments on each annual anniversary of the respective Grant Date (as referenced below), subject to the participant's continued employment with the Company through each vesting date and the participant's continued compliance with certain applicable covenants. During the service period, dividend equivalents will be paid with respect to the RSUs corresponding to the amount of any dividends paid by WPG Inc. to WPG Inc.'s common shareholders for the applicable dividend payment dates. Compensation expense is recognized on a straight-line basis over the three year vesting term, except in instances that result in accelerated vesting due to severance arrangements.
With respect to PSUs awarded in connection with the annual awards, actual PSUs earned may range from 0%-150% of the PSUs allocated to the award recipient, based on WPG Inc.'s total shareholder return ("TSR") compared to a peer group based on companies with similar assets and revenue over a three-year performance period that commenced on the respective Grant Date (as referenced below). During the performance period, dividend equivalents corresponding to the amount of any regular cash dividends paid by WPG Inc. to WPG Inc.’s common shareholders for the applicable dividend payment dates will accrue and be deemed reinvested in additional PSUs, which will be settled in common shares at the same time and only to the extent that the underlying PSU is earned and settled in common shares. Payout of the PSUs is also subject to the participant’s continued employment with the Company through the end of the performance period. The PSUs were valued through the use of a Monte Carlo model and the related compensation expense is recognized over the three-year performance period, except in instances that result in accelerated amortization due to severance arrangements.
The following table summarizes the issuance of the 2019 Annual Long-Term Incentive Awards, 2018 Annual Long-Term Incentive Awards, and 2017 Annual Long-Term Incentive Awards, respectively:

	2019 Annual Long-Term Incentive Awards	2018 Annual Long-Term Incentive Awards	2017 Annual Long-Term Incentive Awards
Grant Date	February 20, 2019	February 20, 2018	February 21, 2017
RSUs issued	572,163	587,000	358,198
Grant date fair value per unit	$5.77	$6.10	$9.58
PSUs issued	572,163	587,000	358,198
Grant date fair value per unit	$4.98	$4.88	$7.72

During 2016, the Company approved the performance criteria and maximum dollar amount of the 2016 annual awards (the "2016 Annual Long-Term Incentive Awards"), that generally range from 30%-100% of actual base salary, for certain executive officers and employees of the Company. The number of awards was determined by converting the cash value of the award to a number of RSUs (the "Allocated RSUs") based on the closing price of WPG Inc.'s common shares for the final 15 trading days of 2016. Eventual recipients were eligible to receive a percentage of the Allocated RSUs based on the Company's performance on its strategic goals detailed in the Company's 2016 cash bonus plan and the Company's relative TSR compared to a peer group based on companies with similar assets and revenue. Payout for 50% of the Allocated RSUs was based on the Company's performance on the strategic goals and the payout on the remaining 50% was based on the Company's TSR performance. Both the strategic goal component as well as the TSR performance were achieved at target, resulting in a 100% payout. During the year ended December 31, 2017, the Company awarded 324,237 Allocated RSUs, with a grant date fair value of $2.2 million, related to the 2016 Annual Long-Term Incentive Awards, which will vest in one-third installments on each of February 21, 2018, 2019 and 2020, subject to the participant's continued employment with the Company through each vesting date and the participant's continued compliance with certain applicable covenants, except in instances that result in accelerated vesting due to severance arrangements.
Other Compensation Arrangements
On August 2, 2019, in connection with the execution of an amended and restated employment agreement, the Committee granted Mr. Louis G. Conforti, the Company's Chief Executive Officer and Director, a retention award of 500,000 RSUs, with a grant date fair value of $1.8 million, and 500,000 PSUs, at target with a grant date fair value of $1.2 million, for his continued service through August 2, 2024. RSUs represent a contingent right to receive one WPG Inc. common share for each vested RSU. Dividend equivalents corresponding to the amount of any regular cash dividends paid by WPG Inc. to WPG Inc.’s common shareholders for the applicable dividend payment dates will accrue and be deemed reinvested in additional RSUs, which themselves will accrue dividend equivalents, and will be paid out if and when the underlying RSU vests. The RSUs will vest in one-third installments on August 2, 2022, 2023, and 2024, subject to Mr. Conforti's continued employment through such applicable date. Compensation expense is recognized on a straight-line basis over the five year vesting term.
Actual PSUs earned may range from 0%-200% of the PSUs awarded based on WPG Inc.'s annualized TSR over a three year performance period that commenced on August 2, 2019, provided Mr. Conforti's continued employment through the vesting date. Dividend equivalents corresponding to the amount of any regular cash dividends paid by WPG Inc. to WPG Inc.’s common shareholders for the applicable dividend payment dates will accrue and be deemed reinvested in additional PSUs, which themselves will accrue dividend equivalents, and will be earned when and if the underlying PSU vests. Earned PSUs, if any, vest in one-third installments on August 2, 2022, 2023, and 2024. The PSUs were valued through the use of a Monte Carlo model and the related compensation expense is recognized over the five year term on a graded-vesting basis based on the applicable vesting period of the PSUs.
WPG RSU Awards
The Company issues RSUs to certain executive officers, non-executive employees, and non-employee directors of the Board. The RSUs are service-based awards and the related fair value is expensed over the applicable service periods, except in instances that result in accelerated vesting due to severance arrangements. Vested RSUs represent a contingent right to receive one WPG Inc. common share for each vested RSU. Additionally, Board members may only convert vested RSUs to WPG Inc. common shares upon leaving the Board. A summary of the status of the WPG RSUs at December 31, 2019 and changes during the year are presented below:

	Activity for the Year Ended December 31,
	2019
	Executive & Non-Executive Employees	Non-Employee Directors	Total
Outstanding unvested at beginning of year	1,430,665	138,648	1,569,313
RSUs granted	1,200,313	206,142	1,406,455
RSUs vested, not released	—	(138,648)	(138,648)
RSUs vested and released	(809,424)	—	(809,424)
RSUs forfeited	(145,282)	—	(145,282)
Outstanding unvested at end of year	1,676,272	206,142	1,882,414

Unrecognized compensation cost (in thousands)	$5,864	$392	$6,256
Weighted-average expense period (in years)	2.5	0.4	2.3

During the year ended December 31, 2019, the Company granted 1,406,455 RSUs with a fair value of $6.6 million, of which 500,000 RSUs with a fair value of $1.8 million relates to Mr. Conforti's August 2, 2019 special grant and 572,163 RSUs with a fair value of $3.3 million relates to the annual long-term incentive award issuances that occurred in February 2019 (see "Annual Long-Term Incentive Awards" section above).
Board of Directors Compensation
On May 16, 2019, the Board approved annual compensation for the period of May 29, 2019 through May 28, 2020 for the non-employee members of the Board. Each non-employee director's annual compensation (other than the Board Chairman who receives annual compensation of $450,000) totaled $230,000 based on a combination of cash and RSUs, or if so elected by the director, all RSUs (see table above for RSUs granted).
Stock Options
Options granted generally vest over a three year period, with options exercisable at a rate of 33.3% per annum beginning with the first anniversary of the grant date. These options were valued using the Black-Scholes pricing model and the expenses associated with these options are amortized over the requisite vesting period.
During the year ended December 31, 2019, no stock options were granted to employees, 391 stock options were exercised by employees and 78,061 stock options were canceled, forfeited or expired. As of December 31, 2019, there were 601,289 stock options outstanding.
Share Award Related Compensation Expense
During the years ended December 31, 2019, 2018 and 2017, the Company recorded share award related compensation expense pertaining to the award and option plans noted above of $7.8 million, $8.3 million, and $6.4 million in general and administrative and property operating expense within the consolidated statements of operations and comprehensive (loss) income. In certain instances, employment agreements and stock compensation programs provide for accelerated vesting when executives are terminated without cause. Additionally, the Committee may, in its discretion, accelerate the vesting for retiring Board members.
Distributions
During each of the years ended December 31, 2019 and 2018, the Board declared common share/unit dividends of $1.00 per common share/unit.
On February 25, 2020, the Board declared common share/unit dividends of $0.125 per common share/unit. The dividend is payable on March 16, 2020 to shareholders/unitholders of record on March 9, 2020. This reflects an annual reduction of $0.50 per common share/unit from our previous dividend policy and is expected to provide the Company with improved cash flow in excess of $110.0 million in 2020 alone, which will primarily be used to fund our ongoing redevelopment efforts as we continue to transform our core portfolio.
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
On January 24, 2020, we purchased an anchor parcel at Southgate Mall for $10.0 million.
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
On January 31, 2020, we completed the sale of Dekalb Plaza, located in King of Prussia, Pennsylvania, to an unaffiliated private real estate investor for a purchase price of $13.6 million.

On January 14, 2020, we completed the sale of Matteson Plaza to an unaffiliated private real estate investor for a purchase price of $1.1 million.
On December 19, 2019, we completed the sale of Charles Towne Square to an unaffiliated private real estate investor for a purchase price of $5.0 million.
During the year ended December 31, 2019, we completed the sale of 25 outparcels with Four Corners. The allocated purchase price was $41.1 million (see details under "Overview - Basis of Presentation - Four Corners Outparcel Sales").
Additionally, during the year ended December 31, 2019, the Company sold certain undeveloped land parcels and developed outparcels for an aggregate purchase price of $8.8 million.
In connection with the 2019 sales noted above, the Company recorded a net gain of $38.4 million for the year ended December 31, 2019, which is included in gain on disposition of interests in properties, net in the consolidated statements of operations and comprehensive (loss) income for the year ended December 31, 2019.
During the year ended December 31, 2018, we completed the sale of 20 outparcels with Four Corners. The allocated purchase price was $32.7 million (see details under "Overview - Basis of Presentation - Four Corners Outparcel Sales").
In connection with the 2018 sales noted above, the Company recorded a net gain of $24.6 million, which is included in gain on disposition of interest in properties, net in the consolidated statements of operations and comprehensive (loss) income for the year ended December 31, 2018.
On December 18, 2019, West Ridge was transitioned to the lender (see "Financing and Debt" above for further discussion). Upon the ownership transfer, we reduced our debt by $49.5 million.
On July 1, 2019, Towne West Square was transitioned to the lender (see "Financing and Debt" above for further discussion). Upon the ownership transfer, we reduced our debt by $45.2 million.
On October 23, 2018, Rushmore was transitioned to the lender (see "Financing and Debt" above for further discussion). Upon the ownership transfer, we reduced our debt by $94.0 million.
Development Activity
New Development, Expansions and Redevelopments.  We routinely incur costs related to construction for significant redevelopment and expansion projects at our properties. Our share of development costs for calendar year 2019 related to these activities was approximately $103 million. Our estimated stabilized return or yield, on invested capital typically ranges in the high single digits.
We have identified 30 department stores (Sears, The Bon-Ton Stores, and one former Belk store) in our portfolio that we plan to redevelop and we are actively working on repositioning. Of these locations, five are currently occupied by Sears, resulting in 25 that we can currently develop. At the end of the fourth quarter 2019, 18 of these former department store locations have been addressed with signed letters of intent (LOIs), fully executed leases, or replacement tenant openings. Many projects are actively under construction and three replacement stores opened in 2019. These former department store locations represent an opportunity to enhance the experience at the property by bringing in offerings such as dining, grocery, entertainment, home furnishings, and mixed-use components as well as dynamic retail offerings. These stores are in our Tier 1 and open air properties and exclude department stores that are owned by third parties, such as Seritage. We project that we will invest between $300 million to $350 million over the next three to five years to complete the redevelopment of these former department stores. The progress on some of these repositioning projects are discussed below:
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
•At Lincolnwood Town Center in Lincolnwood, Illinois, The RoomPlace opened in August 2019, taking approximately two thirds of the vacated Carson Pirie Scott department store. The estimated investment in the redevelopment will be between $16 million and $18 million and the yield is anticipated to be approximately 7% - 8%.

•We proactively terminated a lease with Sears at Southern Park Mall in Youngstown, Ohio and the store closed during the third quarter of 2018. In 2019, we completed the demolition of the former Sears store and plans include an exciting line up of outward facing retail stores and restaurants, as well as green space that can be used for community events. The planned additions include fitness, dining and shopping offerings that will diversify the mix at the property.
•At The Mall at Fairfield Commons, in Beavercreek, Ohio, the Sears store closed in December 2018. We will reposition the former department store with a Morris Home Furniture and a first to market Round 1 Entertainment. Morris Home Furniture, which is expected to open in the first quarter of 2020, will occupy the upper level and Round 1 Entertainment, which opened in November of 2019, occupies the lower level.
•At WestShore Plaza, in Tampa, Florida, we terminated the Sears lease during the first quarter of 2019, and we are currently in the entitlement process to bring a mixed use component to the center. In addition to gaining control of the former Sears location, we purchased a parcel that is currently leased to office tenants. Acquiring this high-visibility corner allows a more strategic approach as we add our exciting mixed-use component to the property. We are actively working on redevelopment plans, and additional details will be announced in the future.
•Dillard’s has agreed to open and/or expand within two Tier 1 assets. Mesa Mall, located in Grand Junction, Colorado, will receive a newly constructed Dillard’s which will be their first location within the catchment area and will replace Sears, which formerly occupied the site. In addition, Dillard’s added a second location within Southgate Mall, replacing a former Herberger’s (former Bon-Ton, Inc. Stores) further illustrating robust demand within the catchment area. The Dillard’s store at Southgate Mall opened in June 2019. Our combined investment in these two department store repositioning efforts is expected to be less than $7 million.
•At Morgantown Mall in Morgantown, West Virginia, we have plans to add a 70,000 square foot Dunham’s Sports store to replace a former Elder-Beerman (former Bon-Ton, Inc. Stores). The lease is fully executed and the store is expected to open in mid-2020. In addition, at Morgantown Mall, we have plans to tear down the former Sears store. Finally, we have plans to add a new retailer and entertainment user in the former Belk location and are working on the final lease negotiations with the replacement tenants.
•At Port Charlotte Town Center in Port Charlotte, Florida, we have a signed LOI to add a new-to-market entertainment venue to replace a former Sears store. This premier entertainment and dining destination will offer food, family activities and the newest arcade games in the 88,000 square foot location.
•FieldhouseUSA (see below for information on FieldhouseUSA) will replace the former Sears department store locations at both Polaris Fashion Place® in Columbus, Ohio and Town Center at Aurora® in Aurora, Colorado. The Company proactively gained control of both Sears spaces in 2018 for redevelopment efforts. New retail and complementary mixed uses are planned for both projects with additional details being announced in the future.
•At The Mall at Johnson City in Johnson City, Tennessee, we plan to replace the former Sears with a first-to-market Home Goods. We proactively negotiated an early termination with Sears to gain control to bring this tenant to the market. In addition to the new retail addition, we will complete an extensive renovation of the property.
During the fourth quarter of 2016, we held our grand opening of our new approximately 400,000 square foot shopping center in the Houston metropolitan area, Fairfield Town Center. The project features retailers such as H-E-B, Academy Sports, Marshall's, Party City, Old Navy, and Ulta Cosmetics. In addition, a number of dining options are at the center such as Chipotle, PeiWei, Whataburger, and Zoe's Kitchen. The project is 100% leased as of December 31, 2019. During the third quarter of 2017, we approved the final phase of this new development for an additional investment of approximately $28 million, which will add an additional 130,000 square feet of new GLA to accommodate the strong demand at the project. Leasing for this new phase is over 65% committed, including deals with a national theater and a national value fashion apparel retailer, which are expected to open in late 2020.
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

At Scottsdale Quarter® in Scottsdale, Arizona, our most recent redevelopment effort involves the final phase of the significant expansion of our initial development of the project. The first part of the expansion has been completed and consists of buildings on the north and south parcels with tenancy including Design Within Reach, as well as luxury apartment homes and office space. The final component of the expansion will be comprised of approximately 300 new luxury apartment homes and 30,000 to 35,000 square feet of new street-level retail. The street-level retail and luxury apartment homes will have substantial amenities, such as new on-site parking and roof-top terraces overlooking Scottsdale Quarter® and the McDowell Mountains. On February 7, 2018, the rights to construct the luxury apartment homes on the land of this final component were sold to an unrelated third party for $12.5 million and construction has since commenced. The interest in the retail unit of the planned development was retained. We have addressed, through executed leases and signed LOI’s, more than 90% of the retail space with some first-to-market and first-to-portfolio tenants. During 2019, more than 12,000 square feet of retailers opened, including Amazon Books, Paige, and Vineyard Vines.
At Dayton Mall in Dayton, Ohio, we have signed leases with Ross Dress for Less and The RoomPlace to enhance the retail offering at the property. Ross Dress for Less opened in October of 2019 and replaced a former hhgregg store and The RoomPlace will be located in a newly combined larger store from previous small shop space. The estimated investment in adding these two retailers to the property will be between $8 million and $10 million with an anticipated yield of approximately 10% - 12%. Additionally, during the fourth quarter of 2019, we purchased the former Elder-Beerman store from a third party in order to gain control of the redevelopment. Our plans involve adding new uses to the center to compliment the strong retail offerings at the property.
We continue to make progress replacing our former Toys R' Us locations. We have three recent openings, including the previously discussed Big Lots store at Grand Central Mall. At the Plaza at Buckland Hills in Manchester, Connecticut, a new K&G Superstore opened in September 2019 and Marshall's opened in October 2019 in the former Toys R' Us location at the center.
Capital Expenditures
The following table summarizes total consolidated capital expenditures on a cash basis for the year ended December 31, 2019 (in thousands):

2019
Redevelopments and expansions	$87,058
Tenant allowances	26,089
Operational capital expenditures	33,500
Total(1)	$146,647
(1)Excludes capitalized interest, wages and real estate taxes, as well as expenditures for certain equipment and fixtures, commissions, and project costs, which are included in capital expenditures, net on the consolidated statement of cash flows.

Forward-Looking Statements
Certain statements made in this section or elsewhere in this report may be deemed "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained, and it is possible that our actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks and uncertainties. Such factors include, but are not limited to: changes in asset quality and credit risk; ability to sustain revenue and earnings growth; changes in political, economic or market conditions generally and the real estate and capital markets specifically; the impact of increased competition; the availability of capital and financing; tenant or joint venture partner(s) bankruptcies; the failure to increase enclosed retail store occupancy and same-store operating income; risks associated with acquisitions, dispositions, development, expansion, leasing and management of properties; changes in market rental rates; trends in the retail industry; relationships with anchor tenants; risks relating to joint venture properties; costs of common area maintenance; competitive market forces; the level and volatility of interest rates (including LIBOR rates or the unavailability of LIBOR); the rate of revenue increases as compared to expense increases; the financial stability of tenants within the retail industry; the restrictions in current financing arrangements or the failure to comply with such arrangements; the liquidity of real estate investments; the impact of changes to tax legislation and our tax positions; failure to qualify as a real estate investment trust; the failure to refinance debt at favorable terms and conditions; loss of key personnel; material changes in the dividend rates on securities or the ability to pay dividends on common shares or other securities; possible restrictions on the ability to operate or dispose of any partially-owned properties; risks associated with climate change as well as the associated costs and burdens of not implementing reasonable sustainability measures to mitigate or avoid the adverse impact of such changes; the failure to achieve earnings/funds from operations targets or estimates; the failure to achieve projected returns or yields on development and investment properties (including joint ventures); expected gains on debt extinguishment; changes in generally accepted accounting principles or interpretations thereof; terrorist activities and international hostilities; the unfavorable resolution of legal or regulatory proceedings; the impact of future acquisitions and divestitures; assets that may be subject to impairment charges; and significant costs related to environmental issues. We discussed these and other risks and uncertainties under Part I, Item 1A. "Risk Factors" in this Annual Report on Form 10-K and other reports and statements filed by WPG Inc. and WPG L.P. with the SEC. We undertake no duty or obligation to update or revise these forward-looking statements, whether as a result of new information, future developments, or otherwise.
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

The following schedule reconciles total FFO to net income for the years ended December 31, 2019, 2018 and 2017 (in thousands, except share/unit and per share/unit amounts):

	For the Year Ended December 31,
	2019	2018	2017
Net income	$2,760	$108,655	$231,593
Less: Preferred dividends and distributions on preferred operating partnership units	(14,272)	(14,272)	(14,272)
Adjustments to Arrive at FFO:
Real estate depreciation and amortization, including joint venture impact	310,430	295,900	292,748
Impairment loss, including (gain) on disposition of interests in properties, net	26,586	(3,353)	(57,846)
Net income attributable to noncontrolling interest holders in properties	(45)	(76)	(68)
Noncontrolling interests portion of depreciation and amortization	(67)	(35)	(27)
FFO of the Operating Partnership (1)	325,392	386,819	452,128
FFO allocable to limited partners	50,670	60,062	70,837
FFO allocable to common shareholders/unitholders	$274,722	$326,757	$381,291

Diluted (loss) earnings per share/unit	$(0.05)	$0.42	$0.98
Adjustments to arrive at FFO per share/unit:
Depreciation and amortization from consolidated properties and our share of real estate depreciation and amortization from unconsolidated properties	1.38	1.33	1.32
Impairment loss, including (gain) on disposition of interests in properties, net	0.12	(0.02)	(0.26)
Diluted FFO per share/unit	$1.45	$1.73	$2.04

Weighted average shares outstanding - basic	188,445,434	187,696,339	186,829,385
Weighted average limited partnership units outstanding	34,730,014	34,703,770	34,808,890
Weighted average additional dilutive securities outstanding	635,859	603,674	337,508
Weighted average shares/units outstanding - diluted	223,811,307	223,003,783	221,975,783

(1)
FFO of the operating partnership decreased $61.5 million for the year ended December 31, 2019 when compared to the year ended December 31, 2018. During the year ended December 31, 2019, we received $40.0 million less in operating income related to comparable properties, which can be primarily attributed to the Anchor Store Impact, 2019 bankruptcies, and the sale of certain outparcels. Additionally, general and administrative expenses increased $12.1 million, primarily related to the impact of the new lease accounting standard which prohibits the Company from capitalizing non-incremental internal leasing and legal efforts. Lastly, interest expense, net, increased $11.4 million, which was primarily attributable to corporate debt activity primarily related to higher interest rates due to the credit rating downgrade, certain mortgage loan financings and the Perennial transaction. Lastly, we recorded an additional $12.3 million in gain on the extinguishment of debt during the year ended December 31, 2019 when compared to the same period ending December 31, 2018.

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
The following schedule reconciles comparable NOI for our core portfolio to net income and presents comparable NOI percent change for the years ended December 31, 2019 and 2018 (in thousands):

	For the Year Ended December 31,
	2019	2018
Net Income	$2,760	$108,655

Loss (income) from unconsolidated entities	1,499	(541)
Income and other taxes	1,296	1,532
Gain on extinguishment of debt, net	(63,660)	(51,395)
Gain on disposition of interests in properties, net	(38,373)	(24,602)
Interest expense, net	153,382	141,987
Operating Income	56,904	175,636

Depreciation and amortization	271,320	257,796
Impairment loss	35,256	—
General and administrative	51,187	39,090
Fee income	(11,682)	(9,527)
Management fee allocation	140	157
Pro-rata share of unconsolidated joint ventures in comp NOI	70,463	72,348
Property allocated corporate expense	16,870	14,591
Non-comparable properties and other(1)	423	(5,512)
NOI from sold properties	(2,482)	(12,720)
Termination income	(1,630)	(3,457)
Straight-line rents	(4,695)	(3,629)
Ground lease adjustments for straight-line and fair market value	20	50
Fair market value and inducement adjustments to base rents	(6,194)	(8,952)
Less: Tier 2 and noncore properties (2)	(32,131)	(47,646)

Comparable NOI - Tier 1 and open air properties	$443,769	$468,225
Comparable NOI percentage change - Tier 1 and open air properties	(5.2)%

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk from changes in interest rates, primarily LIBOR. We seek to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs by closely monitoring our variable rate debt and converting such debt to fixed rates when we deem such conversion advantageous. From time to time, we may enter into interest rate swap agreements or other interest rate hedging contracts. While these agreements are intended to lessen the impact of rising interest rates, they also expose us to the risks that the other parties to the agreements will not perform, we could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly effective cash flow hedges under GAAP guidance. As of December 31, 2019, $372.0 million (excluding debt issuance costs of $6.2 million) of our aggregate consolidated indebtedness (11.9% of total consolidated indebtedness) was subject to variable interest rates, excluding amounts outstanding under variable rate loans that have been hedged to fixed interest rates.
If LIBOR rates of interest on our variable rate debt fluctuated, our future earnings and cash flows would be impacted, depending upon the current LIBOR rates and the existence of any derivative contracts currently in effect.  Based upon our variable rate debt balance as of December 31, 2019, a 50 basis point increase in LIBOR rates would result in a decrease in earnings and cash flow of $1.9 million annually and a 50 basis point decrease in LIBOR rates would result in an increase in earnings and cash flow of $1.9 million annually. This assumes that the amount outstanding under our variable rate debt remains at $372.0 million, the balance as of December 31, 2019. See the additional discussion of the LIBOR transition under "Liquidity and Capital Resources."
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
As of December 31, 2019, management assessed the effectiveness of WPG Inc.'s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on this assessment, management has concluded that, as of December 31, 2019, WPG Inc.’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
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
Changes in Internal Control Over Financial Reporting.  There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
As of December 31, 2019, management assessed the effectiveness of WPG L.P.'s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on this assessment, management has concluded that, as of December 31, 2019, WPG L.P.’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
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
Changes in Internal Control Over Financial Reporting.  There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
None.

Part III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2020 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A.
Item 11.    Executive Compensation
The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2020 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2020 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A.
Item 13.    Certain Relationships and Related Transactions and Director Independence
The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2020 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A.
Item 14.    Principal Accounting Fees and Services
The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2020 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A.

Part IV
Item 15.    Exhibits and Financial Statement Schedules
1.     Financial Statements
Included herein at pages F-1 through F-50.
2.     Financial Statement Schedules
The following financial statement schedule is included herein at pages F-51 through F-54:
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

3.4		Articles of Amendment to the Amended and Restated Articles of Incorporation of the Washington Prime Group Inc. (incorporated by reference to Form 8-K filed on May 22, 2017).
3.5		Amended and Restated Bylaws of Washington Prime Group Inc., effective August 30, 2016 (incorporated by reference to Form 8-K filed on September 2, 2016).
4		Description of Registrant's Securities
4.1		Indenture, dated as of March 24, 2015, between Washington Prime Group, L.P. and U.S. Bank National Association, as Trustee (incorporated by reference to Form 8-K filed March 26, 2015).
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

4.5	*	Glimcher Realty Trust Amended and Restated 2004 Incentive Compensation Plan (incorporated by reference to S-8 filed January 15, 2015).
4.6	*	Glimcher Realty Trust 2012 Incentive Compensation Plan (incorporated by reference to S-8 filed January 15, 2015).
4.7	*	Washington Prime Group, L.P. 2014 Stock Incentive Plan (incorporated by reference to Form 8‑K filed May 29, 2014).
4.8		2019 Washington Prime Group, L.P. Stock Incentive Plan (incorporated by reference to Form 8-K filed on May 20, 2019).
4.9		Articles of Amendment of Washington Prime Group Inc. setting forth the Terms of Series H Cumulative Redeemable Preferred Stock (incorporated by reference to Form 8‑A filed January 14, 2015).
4.10		Articles of Amendment of Washington Prime Group Inc. setting forth the Terms of Series I Cumulative Redeemable Preferred Stock (incorporated by reference to Form 8‑A filed January 14, 2015).
4.11		Amended and Restated Limited Partnership Agreement of Washington Prime Group, L.P. (incorporated by reference to Form 8‑K filed May 29, 2014).
4.12
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

4.14
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

10.8		Amended and Restated Revolving Credit and Term Loan Agreement, dated January 22, 2018 (incorporated by reference to Form 8-K January 22, 2018).
10.9		Loan Agreement, dated October 10, 2019, by and between Washington Prime Group, L.P. and Mall Ground Portfolio, LLC (incorporated by reference to Form 8-K filed on October 17, 2019).
10.10
Transition Services Agreement by and among Simon Property Group, Inc., Simon Property Group, L.P., Washington Prime Group Inc. and Washington Prime Group, L.P. dated May 28, 2014 (incorporated by reference to Form 8‑K filed May 29, 2014).

10.11
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

10.13		Form of Indemnification Agreement between Washington Prime Group Inc. and each of its executive officers and directors (incorporated by reference to Amendment No. 3 to Form 10 filed April 21, 2014).
10.14	*	Separation Agreement and General Release by and between WP Glimcher Inc. and Michael P. Glimcher, dated as of June 20, 2016 (incorporated by reference to Form 8-K filed on June 24, 2016).
10.15	*
Employment Agreement, dated August 6, 2018, effective as of August 3, 2018, by and between Washington Prime Group Inc. and Joshua P. Lindimore (incorporated by reference to Form 10-Q filed on April, 25, 2019).

10.16	*
First Amendment to Employment Agreement, dated and effective as of May 16, 2019, by and between Washington Prime Group Inc. and Joshua P. Lindimore (incorporated by reference to Form 8-K filed on May 20, 2019).

10.17	*
Amendment to Employment Agreement, dated and effective as of August 2, 2019, by and between Washington Prime Group Inc. and Louis G. Conforti (incorporated by reference to Form 8-K filed on August 2, 2019).

10.18	*
Performance Stock Unit Award Agreement, dated and effective as of August 2, 2019, by and between Washington Prime Group Inc. and Louis G. Conforti (incorporated by reference to Form 8-K filed on August 2, 2019).

10.19	*
Restricted Stock Unit Award Agreement, dated and effective as of August 2, 2019, by and between Washington Prime Group Inc. and Louis G. Conforti (incorporated by reference to Form 8-K filed on August 2, 2019).

10.20	*
Employee Restricted Stock Unit Award Agreement, dated October 6, 2016, among Washington Prime Group Inc., Washington Prime Group, L.P. and Louis G. Conforti (incorporated by reference to Form 8-K filed on October 11, 2016).

10.21	*	Description of Terms of 2015 Annual LTIP Unit Awards (incorporated by reference to Form 10‑Q filed on May 7, 2015).
10.22	*	Amended and Restated Employment Agreement, dated January 31, 2017, by and between Washington Prime Group Inc. and Mark E. Yale (incorporated by reference to Form 8-K filed on February 2, 2017).
10.23	*	Amended and Restated Employment Agreement, dated January 31, 2017, by and between Washington Prime Group Inc. and Robert P. Demchak (incorporated by reference to Form 8-K filed on February 2, 2017).
10.24	*
Employment Agreement between the Washington Prime Group Inc. and Melissa (Lisa) A. Indest, dated August 6, 2018 and effective as of August 3, 2018 (incorporated by reference to Form 8-K filed on August 6, 2018).

10.25	*
First Amendment to Employment Agreement between the Washington Prime Group Inc. and Lisa A. Indest, dated February 12, 2019 and effective as of February 12, 2019 (incorporated by reference to Form 8-K filed on February 15, 2019).

10.26	*
First Amendment to the Amended and Restated Employment Agreement between Washington Prime Group Inc. and Robert P. Demchak, dated February 21, 2017 (incorporated by reference to Form 10‑Q filed on April 27, 2017).

10.27	*
Series 2015B LTIP Unit Award Agreement by and among WP Glimcher Inc., Washington Prime Group, L.P., and Michael P. Glimcher, dated as of February 25, 2016 (relates to LTIP Unit award for 2015 annual awards) (incorporated by reference to Form 10‑Q filed on May 6, 2016).

10.28	*
Series 2015B LTIP Unit Award Agreement by and among WP Glimcher Inc., Washington Prime Group, L.P., and Mark E. Yale, dated as of February 25, 2016 (relates to LTIP Unit award for 2015 annual awards) (incorporated by reference to Form 10‑Q filed on May 6, 2016).

10.29	*
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

10.33	*	Form of Certificate of Designation of Series 2015B LTIP Units of Washington Prime Group, L.P. (incorporated by reference to Form 10‑Q filed on May 6, 2016).
10.34	*	Certificate of Designation of Series 2014B LTIP Units of Washington Prime Group, L.P. (incorporated by reference to Form 8‑K filed on August 28, 2014).
10.35	*	Certificate of Designation of Series 2015A LTIP Units of Washington Prime Group, L.P. (incorporated by reference to Form 10‑Q filed on May 7, 2015).
10.36	*	Form of Non‑Employee Director Restricted Stock Unit Award Agreement (incorporated by reference to Form 8‑K filed on August 8, 2014).
10.37	*	Form of Series 2014B LTIP Unit Award Agreements with Officers (incorporated by reference to Form 8‑K filed on August 28, 2014).
10.38	*	Form of Series 2015A LTIP Unit Award Agreements with Executive Officers Other Than EVP, Legal & Compliance (incorporated by reference to Form 10‑Q filed on May 7, 2015).
10.39	*	Form Employee Restricted Stock Unit Award Agreement 2017 (incorporated by reference to Form 10‑Q filed on April 27, 2017).
10.40	*	Form Employee Performance Share Unit Award Agreement (incorporated by reference to Form 10-Q filed on April 25, 2019).
10.41	*	Form Employee Restricted Stock Unit Award Agreement (Employee with Employment Agreement/2019) (incorporated by reference to Form 10-Q filed on April 25, 2019).
10.42	*	Form Employee Restricted Stock Unit Award Agreement (Employee without Employment Agreement/2019) (incorporated by reference to Form 10-Q filed on April 25, 2019).
10.43	*	Form of Restricted Stock Unit Award Agreement (Executives - 2019 Plan) (incorporated by reference to Form 10-Q filed on July 25, 2019).
10.44	*	Form of Performance Stock Unit Award Agreement (Executives - 2019 Plan) (incorporated by reference to Form 10-Q filed on July 25, 2019).
10.45	*	Form of Restricted Stock Unit Award Agreement (Directors - 2019 Plan) (incorporated by reference to Form 10-Q filed on July 25, 2019).
10.46	*	Form of Restricted Stock Unit Award Agreement (Non-Executives - 2019 Plan) (incorporated by reference to Form 10-Q filed on July 25, 2019).
10.47	*	Form Employee Restricted Stock Unit Award Agreement (Employee with Employment Agreement) (incorporated by reference to Form 10‑Q filed on April 27, 2017).
10.48	*	Form Employee Performance Share Unit Award Agreement (Employee with Employment Agreement) (incorporated by reference to Form 10‑Q filed on April 27, 2017).
10.49	*	Form Employee Performance Share Unit Award Agreement (Employee without Employment Agreement) (incorporated by reference to Form 10‑Q filed on April 27, 2017).
21.1	**	List of Subsidiaries
23.1	**	Consent of Ernst & Young LLP for Washington Prime Group Inc.
23.2	**	Consent of Ernst & Young LLP for Washington Prime Group, L.P.
31.1	**
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

101.INS	**	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	**	XBRL Taxonomy Extension Schema Document
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document
104	**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

Dated:    February 27, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ ROBERT J. LAIKIN	Chairman of the Board of Directors	February 27, 2020
Robert J. Laikin

/s/ LOUIS G. CONFORTI	Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2020
Louis G. Conforti

/s/ J. TAGGART BIRGE	Director	February 27, 2020
J. Taggart Birge

/s/ JOHN J. DILLON III	Director	February 27, 2020
John J. Dillon III

/s/ JOHN F. LEVY	Director	February 27, 2020
John F. Levy

/s/ JACQUELYN R. SOFFER	Director	February 27, 2020
Jacquelyn R. Soffer

/s/ SHERYL G. VON BLUCHER	Director	February 27, 2020
Sheryl G. von Blucher

/s/ MARK E. YALE	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 27, 2020
Mark E. Yale

/s/ MELISSA A. INDEST	Executive Vice President, Finance and Chief Accounting Officer (Principal Accounting Officer)	February 27, 2020
Melissa A. Indest

WASHINGTON PRIME GROUP INC. AND WASHINGTON PRIME GROUP, L.P.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Washington Prime Group Inc.:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Washington Prime Group Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive (loss) income, equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index to Financial Statements on Page F-1 (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework), and our report dated February 27, 2020 expressed an unqualified opinion thereon.
Adoption of ASU No. 2016-02
As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), and the related amendments.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosure to which it relates.

Impairment of Investment Properties

Description of the Matter
At December 31, 2019, the Company’s net consolidated investment properties totaled $3,504,670 thousand. As discussed in Note 3 of the consolidated financial statements, the Company’s investment properties are reviewed for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. Impairment losses for investment properties are measured when the undiscounted operating income before depreciation and amortization plus its residual value is less than the carrying amount of the related property. Impairment losses are recorded as the excess of the carrying value over the estimated fair value of the property.
Auditing management’s evaluation of investment properties for impairment and measurement of impairment was complex due to the significant estimation uncertainty in determining the estimated future undiscounted cash flows of individual properties that exhibited indicators of impairment and in the determination of the fair value of properties in instances where impairment was measured. In particular, these estimates were sensitive to significant assumptions that included projected property-level net operating income, anticipated hold period, estimated capital expenditures and the capitalization rate, all of which can be affected by expectations of tenant rental demand, future market conditions, competition amongst retail real estate owners, as well as management’s intent to hold and operate the property over the term and in the manner assumed in the analysis.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls related to the Company’s process for evaluating investment properties for impairment, including controls over management’s review of the significant assumptions described above.

To test the Company’s evaluation of investment properties for impairment, we performed audit procedures that included, among others, assessing the methodologies, evaluating the significant assumptions discussed above and testing the completeness and accuracy of the underlying data used by management in its analysis. We compared the significant assumptions used by management to historical operating results of the particular property, relevant observable market information for recent sales of comparable assets, current industry trends or other relevant factors. As part of our evaluation, we assessed the historical accuracy of management’s estimates and performed sensitivity analyses of certain assumptions, including capitalization rates, to evaluate the changes in the recoverability of certain properties that would result from changes in the assumptions. To test the fair value of properties used by the Company for impairment measurement purposes, we performed audit procedures that included, among others, evaluating the significant assumptions and completeness and accuracy of operating data used to estimate fair value. We involved a valuation specialist to assist in evaluating the capitalization rates that the Company used in its analysis of residual value at the end of the anticipated hold period and in the measurement of impairment, and we compared the projected property-level net operating income to historical actual results.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 2013.
Indianapolis, Indiana
February 27, 2020

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Washington Prime Group Inc.:
Opinion on Internal Control over Financial Reporting
We have audited Washington Prime Group Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). In our opinion, Washington Prime Group Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2019 consolidated financial statements of the Company and our report dated February 27, 2020 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
Indianapolis, Indiana
February 27, 2020

Washington Prime Group Inc.
Consolidated Balance Sheets
(dollars in thousands, except share and par value amounts)

	December 31, 2019	December 31, 2018
ASSETS:
Investment properties at cost	$5,902,406	$5,914,705
Less: accumulated depreciation	2,397,736	2,283,764
	3,504,670	3,630,941
Cash and cash equivalents	41,421	42,542
Tenant receivables and accrued revenue, net	82,762	85,463
Investment in and advances to unconsolidated entities, at equity	417,092	433,207
Deferred costs and other assets	205,034	169,135
Total assets	$4,250,979	$4,361,288
LIABILITIES:
Mortgage notes payable	$1,115,608	$983,269
Notes payable	957,566	982,697
Unsecured term loans	686,642	685,509
Revolving credit facility	204,145	286,002
Other indebtedness	97,601	—
Accounts payable, accrued expenses, intangibles, and deferred revenues	260,904	253,862
Distributions payable	3,252	2,992
Cash distributions and losses in unconsolidated entities, at equity	15,421	15,421
Total liabilities	3,341,139	3,209,752
Redeemable noncontrolling interests	3,265	3,265
EQUITY:
Stockholders' Equity:
Series H Cumulative Redeemable Preferred Stock, $0.0001 par value, 4,000,000 shares issued and outstanding as of December 31, 2019 and 2018	104,251	104,251
Series I Cumulative Redeemable Preferred Stock, $0.0001 par value, 3,800,000 shares issued and outstanding as of December 31, 2019 and 2018	98,325	98,325
Common stock, $0.0001 par value, 350,000,000 shares authorized; 186,884,276 and 186,074,461 issued and outstanding as of December 31, 2019 and 2018, respectively	19	19
Capital in excess of par value	1,254,771	1,247,639
Accumulated deficit	(655,492)	(456,924)
Accumulated other comprehensive (loss) income	(5,525)	6,400
Total stockholders' equity	796,349	999,710
Noncontrolling interests	110,226	148,561
Total equity	906,575	1,148,271
Total liabilities, redeemable noncontrolling interests and equity	$4,250,979	$4,361,288

The accompanying notes are an integral part of these statements.

Washington Prime Group Inc.
Consolidated Statements of Operations and Comprehensive (Loss) Income
(dollars in thousands, except per share amounts)

	For the Year Ended December 31,
	2019	2018	2017
REVENUE:
Rental income	$633,633	$690,432	$732,215
Other income	27,851	27,047	20,839
Total revenues	661,484	717,479	753,054
EXPENSES:
Property operating	154,328	148,433	146,529
Depreciation and amortization	271,320	257,796	258,740
Real estate taxes	82,139	86,665	89,617
Advertising and promotion	9,513	9,070	9,107
General and administrative	51,187	39,090	34,892
Ground rent	837	789	2,438
Impairment loss	35,256	—	66,925
Total operating expenses	604,580	541,843	608,248

Interest expense, net	(153,382)	(141,987)	(126,541)
Gain on disposition of interests in properties, net	38,373	24,602	124,771
Gain on extinguishment of debt, net	63,660	51,395	90,579
Income and other taxes	(1,296)	(1,532)	(3,417)
(Loss) income from unconsolidated entities	(1,499)	541	1,395
NET INCOME	2,760	108,655	231,593
Net (loss) income attributable to noncontrolling interests	(1,514)	15,051	34,530
NET INCOME ATTRIBUTABLE TO THE COMPANY	4,274	93,604	197,063
Less: Preferred share dividends	(14,032)	(14,032)	(14,032)
NET (LOSS) INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(9,758)	$79,572	$183,031

(LOSS) EARNINGS PER COMMON SHARE, BASIC AND DILUTED	$(0.05)	$0.42	$0.98

COMPREHENSIVE (LOSS) INCOME:
Net income	$2,760	$108,655	$231,593
Unrealized (loss) income on interest rate derivative instruments	(14,102)	(1,284)	2,401
Comprehensive (loss) income	(11,342)	107,371	233,994
Comprehensive (loss) income attributable to noncontrolling interests	(3,691)	14,871	34,927
Comprehensive (loss) income attributable to common shareholders	$(7,651)	$92,500	$199,067
The accompanying notes are an integral part of these statements.

Washington Prime Group Inc.
Consolidated Statements of Cash Flows
(dollars in thousands)

	For the Year Ended December 31,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,760	$108,655	$231,593
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including fair value rent, fair value debt, deferred financing costs and equity-based compensation	273,204	259,022	259,167
Gain on extinguishment of debt, net	(63,660)	(51,395)	(90,579)
Gain on disposition of interests in properties and outparcels, net	(38,373)	(24,602)	(125,063)
Impairment loss	35,256	—	66,925
Change in estimate of collectibility of rental income	7,538	5,826	5,068
Loss (income) from unconsolidated entities	1,499	(541)	(1,395)
Distributions of income from unconsolidated entities	3,045	8,619	1,873
Changes in assets and liabilities:
Tenant receivables and accrued revenue, net	(2,212)	327	2,309
Deferred costs and other assets	(4,542)	(23,087)	(21,209)
Accounts payable, accrued expenses, deferred revenues and other liabilities	(5,210)	4,421	(4,058)
Net cash provided by operating activities	209,305	287,245	324,631
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	—	(80,108)	—
Capital expenditures, net	(176,737)	(153,850)	(147,329)
Net proceeds from disposition of interests in properties and outparcels	53,449	39,212	218,801
Investments in unconsolidated entities	(19,820)	(20,178)	(50,911)
Distributions of capital from unconsolidated entities	27,990	35,096	73,289
Net cash (used in) provided by investing activities	(115,118)	(179,828)	93,850
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to noncontrolling interest holders in properties	(80)	(66)	(114)
Redemption of limited partner units/preferred shares	(276)	(28)	(251)
Net proceeds from issuance of common shares, including common stock plans	1	—	13
Purchase of redeemable noncontrolling interest	—	—	(6,830)
Distributions on common and preferred shares/units	(237,544)	(236,821)	(236,152)
Proceeds from issuance of debt, net of transaction costs	602,742	708,563	1,293,322
Repayments of debt	(444,639)	(588,182)	(1,486,781)
Net cash used in financing activities	(79,796)	(116,534)	(436,793)
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	14,391	(9,117)	(18,312)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of year	61,084	70,201	88,513
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of year	$75,475	$61,084	$70,201

The accompanying notes are an integral part of these statements.

Washington Prime Group Inc.
Consolidated Statements of Equity
(dollars in thousands, except per share/unit amounts)

	Preferred Series H	Preferred Series I	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity	Non-Controlling Interests	Total Equity	Redeemable Non-Controlling Interests
Balance, December 31, 2016	$104,251	$98,325	$19	$1,232,638	$(346,706)	$4,916	1,093,443	$169,368	1,262,811	$10,660
Exercise of stock options	—	—	—	13	—	—	13	—	13	—
Redemption of limited partner units	—	—	—	—	—	—	—	(251)	(251)	—
Exchange of limited partner units	—	—	—	2,463	—	—	2,463	(2,463)	—	—
Other	—	—	—	(146)	—	—	(146)	—	(146)	—
Equity-based compensation	—	—	—	5,280	—	—	5,280	1,122	6,402	—
Adjustments to noncontrolling interests	—	—	—	(330)	—	—	(330)	330	—	—
Purchase of redeemable noncontrolling interest	—	—	—	565	—	—	565	—	565	(7,395)
Distributions on common shares/units ($1.00 per common share/unit)	—	—	—	—	(186,919)	—	(186,919)	(35,075)	(221,994)	—
Distributions declared on preferred shares	—	—	—	—	(14,032)	—	(14,032)	—	(14,032)	—
Other comprehensive income	—	—	—	—	—	2,004	2,004	397	2,401	—
Net income, excluding $240 of distributions to preferred unitholders	—	—	—	—	197,063	—	197,063	34,290	231,353	—
Balance, December 31, 2017	104,251	98,325	19	1,240,483	(350,594)	6,920	1,099,404	167,718	1,267,122	3,265
Cumulative effect of accounting standards	—	—	—	(389)	1,890	584	2,085	389	2,474	—
Redemption of limited partner units	—	—	—	—	—	—	—	(28)	(28)	—
Other	—	—	—	(103)	—	—	(103)	—	(103)	—
Equity-based compensation	—	—	—	7,480	—	—	7,480	842	8,322	—
Adjustments to noncontrolling interests	—	—	—	168	—	—	168	(168)	—	—
Distributions on common shares/units ($1.00 per common share/unit)	—	—	—	—	(187,792)	—	(187,792)	(34,823)	(222,615)	—
Distributions declared on preferred shares	—	—	—	—	(14,032)	—	(14,032)	—	(14,032)	—
Other comprehensive loss	—	—	—	—	—	(1,104)	(1,104)	(180)	(1,284)	—
Net income, excluding $240 of distributions to preferred unitholders	—	—	—	—	93,604	—	93,604	14,811	108,415	—
Balance, December 31, 2018	104,251	98,325	19	1,247,639	(456,924)	6,400	999,710	148,561	1,148,271	3,265

The accompanying notes are an integral part of these statements.

Washington Prime Group Inc.
Consolidated Statements of Equity (Continued)
(dollars in thousands, except per share/unit amounts)

	Preferred Series H	Preferred Series I	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity	Non-Controlling Interests	Total Equity	Redeemable Non-Controlling Interests
Exercise of stock options	—	—	—	1	—	—	1	—	1	—
Redemption of limited partner units	—	—	—	—	—	—	—	(276)	(276)	—
Other	—	—	—	(32)	—	—	(32)	—	(32)	—
Equity-based compensation	—	—	—	7,800	—	—	7,800	37	7,837	—
Adjustments to noncontrolling interests	—	—	—	(637)	—	—	(637)	637	—	—
Distributions on common shares/units ($1.00 per common share/unit)	—	—	—	—	(188,810)	—	(188,810)	(34,802)	(223,612)	—
Distributions declared on preferred shares	—	—	—	—	(14,032)	—	(14,032)	—	(14,032)	—
Other comprehensive loss	—	—	—	—	—	(11,925)	(11,925)	(2,177)	(14,102)	—
Net income (loss), excluding $240 of distributions to preferred unitholders	—	—	—	—	4,274	—	4,274	(1,754)	2,520	—
Balance, December 31, 2019	$104,251	$98,325	$19	$1,254,771	$(655,492)	$(5,525)	$796,349	$110,226	$906,575	$3,265

The accompanying notes are an integral part of these statements.

Report of Independent Registered Public Accounting Firm
To the Partners of Washington Prime Group, L.P. and the Board of Directors of Washington Prime Group Inc.:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Washington Prime Group, L.P. (the Partnership) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive (loss) income, equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index to Financial Statements on Page F-1 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework), and our report dated February 27, 2020 expressed an unqualified opinion thereon.
Adoption of ASU No. 2016-02
As discussed in Note 3 to the consolidated financial statements, the Partnership changed its method of accounting for leases in 2019 due to the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), and the related amendments.
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
Indianapolis, Indiana
February 27, 2020

Report of Independent Registered Public Accounting Firm
To the Partners of Washington Prime Group, L.P. and the Board of Directors of Washington Prime Group Inc.:
Opinion on Internal Control over Financial Reporting
We have audited Washington Prime Group, L.P.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). In our opinion, Washington Prime Group, L.P. (the Partnership) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2019 consolidated financial statements of the Partnership and our report dated February 27, 2020 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
Indianapolis, Indiana
February 27, 2020

Washington Prime Group, L.P.
Consolidated Balance Sheets
(dollars in thousands, except unit amounts)

	December 31, 2019	December 31, 2018
ASSETS:
Investment properties at cost	$5,902,406	$5,914,705
Less: accumulated depreciation	2,397,736	2,283,764
	3,504,670	3,630,941
Cash and cash equivalents	41,421	42,542
Tenant receivables and accrued revenue, net	82,762	85,463
Investment in and advances to unconsolidated entities, at equity	417,092	433,207
Deferred costs and other assets	205,034	169,135
Total assets	$4,250,979	$4,361,288
LIABILITIES:
Mortgage notes payable	$1,115,608	$983,269
Notes payable	957,566	982,697
Unsecured term loans	686,642	685,509
Revolving credit facility	204,145	286,002
Other indebtedness	97,601	—
Accounts payable, accrued expenses, intangibles, and deferred revenues	260,904	253,862
Distributions payable	3,252	2,992
Cash distributions and losses in unconsolidated entities, at equity	15,421	15,421
Total liabilities	3,341,139	3,209,752
Redeemable noncontrolling interests	3,265	3,265
EQUITY:
Partners' Equity:
General partner
Preferred equity, 7,800,000 units issued and outstanding as of December 31, 2019 and 2018	202,576	202,576
Common equity, 186,884,276 and 186,074,461 units issued and outstanding as of December 31, 2019 and 2018, respectively	593,773	797,134
Total general partners' equity	796,349	999,710
Limited partners, 34,682,956 and 34,755,660 units issued and outstanding as of December 31, 2019 and 2018, respectively	109,193	147,493
Total partners' equity	905,542	1,147,203
Noncontrolling interests	1,033	1,068
Total equity	906,575	1,148,271
Total liabilities, redeemable noncontrolling interests and equity	$4,250,979	$4,361,288

The accompanying notes are an integral part of these statements.

Washington Prime Group, L.P.
Consolidated Statements of Operations and Comprehensive (Loss) Income
(dollars in thousands, except per unit amounts)

	For the Year Ended December 31,
	2019	2018	2017
REVENUE:
Rental income	$633,633	$690,432	$732,215
Other income	27,851	27,047	20,839
Total revenues	661,484	717,479	753,054
EXPENSES:
Property operating	154,328	148,433	146,529
Depreciation and amortization	271,320	257,796	258,740
Real estate taxes	82,139	86,665	89,617
Advertising and promotion	9,513	9,070	9,107
General and administrative	51,187	39,090	34,892
Ground rent	837	789	2,438
Impairment loss	35,256	—	66,925
Total operating expenses	604,580	541,843	608,248

Interest expense, net	(153,382)	(141,987)	(126,541)
Gain on disposition of interests in properties, net	38,373	24,602	124,771
Gain on extinguishment of debt, net	63,660	51,395	90,579
Income and other taxes	(1,296)	(1,532)	(3,417)
(Loss) income from unconsolidated entities	(1,499)	541	1,395
NET INCOME	2,760	108,655	231,593
Net income attributable to noncontrolling interests	45	76	68
NET INCOME ATTRIBUTABLE TO UNITHOLDERS	2,715	108,579	231,525
Less: Preferred unit distributions	(14,272)	(14,272)	(14,272)
NET (LOSS) INCOME ATTRIBUTABLE TO COMMON UNITHOLDERS	$(11,557)	$94,307	$217,253

NET (LOSS) INCOME ATTRIBUTABLE TO COMMON UNITHOLDERS:
General partner	$(9,758)	$79,572	$183,031
Limited partners	(1,799)	14,735	34,222
Net (loss) income attributable to common unitholders	$(11,557)	$94,307	$217,253

(LOSS) EARNINGS PER COMMON UNIT, BASIC AND DILUTED	$(0.05)	$0.42	$0.98

COMPREHENSIVE (LOSS) INCOME:
Net income	$2,760	$108,655	$231,593
Unrealized (loss) income on interest rate derivative instruments	(14,102)	(1,284)	2,401
Comprehensive (loss) income	(11,342)	107,371	233,994
Comprehensive income attributable to noncontrolling interests	45	76	68
Comprehensive (loss) income attributable to unitholders	$(11,387)	$107,295	$233,926

The accompanying notes are an integral part of these statements.

Washington Prime Group, L.P.
Consolidated Statements of Cash Flows
(dollars in thousands)

	For the Year Ended December 31,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,760	$108,655	$231,593
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including fair value rent, fair value debt, deferred financing costs and equity-based compensation	273,204	259,022	259,167
Gain on extinguishment of debt, net	(63,660)	(51,395)	(90,579)
Gain on disposition of interests in properties and outparcels, net	(38,373)	(24,602)	(125,063)
Impairment loss	35,256	—	66,925
Change in estimate of collectibility of rental income	7,538	5,826	5,068
Loss (income) from unconsolidated entities	1,499	(541)	(1,395)
Distributions of income from unconsolidated entities	3,045	8,619	1,873
Changes in assets and liabilities:
Tenant receivables and accrued revenue, net	(2,212)	327	2,309
Deferred costs and other assets	(4,542)	(23,087)	(21,209)
Accounts payable, accrued expenses, deferred revenues and other liabilities	(5,210)	4,421	(4,058)
Net cash provided by operating activities	209,305	287,245	324,631
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	—	(80,108)	—
Capital expenditures, net	(176,737)	(153,850)	(147,329)
Net proceeds from disposition of interests in properties and outparcels	53,449	39,212	218,801
Investments in unconsolidated entities	(19,820)	(20,178)	(50,911)
Distributions of capital from unconsolidated entities	27,990	35,096	73,289
Net cash (used in) provided by investing activities	(115,118)	(179,828)	93,850
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to noncontrolling interest holders in properties	(80)	(66)	(114)
Redemption of limited partner/preferred units	(276)	(28)	(251)
Net proceeds from issuance of common units, including equity-based compensation plans	1	—	13
Purchase of redeemable noncontrolling interest	—	—	(6,830)
Distributions to unitholders	(237,544)	(236,821)	(236,152)
Proceeds from issuance of debt, net of transaction costs	602,742	708,563	1,293,322
Repayments of debt	(444,639)	(588,182)	(1,486,781)
Net cash used in financing activities	(79,796)	(116,534)	(436,793)
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	14,391	(9,117)	(18,312)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of year	61,084	70,201	88,513
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of year	$75,475	$61,084	$70,201

The accompanying notes are an integral part of these statements.

Washington Prime Group, L.P.
Consolidated Statements of Equity
(dollars in thousands, except per unit amounts)

	General Partner
	Preferred	Common	Total	Limited Partners	Total Partners' Equity	Non- Controlling Interests	Total Equity	Redeemable Non-Controlling Interests
Balance, December 31, 2016	$202,576	$890,867	1,093,443	$168,264	1,261,707	$1,104	1,262,811	$10,660
Exercise of stock options	—	13	13	—	13	—	13	—
Redemption of limited partner units	—	—	—	(251)	(251)	—	(251)	—
Exchange of limited partner units	—	2,463	2,463	(2,463)	—	—	—	—
Other	—	(146)	(146)	—	(146)	—	(146)	—
Equity-based compensation	—	5,280	5,280	1,122	6,402	—	6,402	—
Adjustments to noncontrolling interests	—	(330)	(330)	330	—	—	—	—
Purchase of redeemable noncontrolling interest	—	565	565	—	565	—	565	(7,395)
Distributions to common unitholders, net	—	(186,919)	(186,919)	(34,961)	(221,880)	(114)	(221,994)	—
Distributions declared on preferred units	(14,032)	—	(14,032)	—	(14,032)	—	(14,032)	(240)
Other comprehensive income	—	2,004	2,004	397	2,401	—	2,401	—
Net income	14,032	183,031	197,063	34,222	231,285	68	231,353	240
Balance, December 31, 2017	202,576	896,828	1,099,404	166,660	1,266,064	1,058	1,267,122	3,265
Cumulative effect of accounting standards	—	2,085	2,085	389	2,474	—	2,474	—
Redemption of limited partner units	—	—	—	(28)	(28)	—	(28)	—
Other	—	(103)	(103)	—	(103)	—	(103)	—
Equity-based compensation	—	7,480	7,480	842	8,322	—	8,322	—
Adjustments to noncontrolling interests	—	168	168	(168)	—	—	—	—
Distributions to common unitholders	—	(187,792)	(187,792)	(34,757)	(222,549)	(66)	(222,615)	—
Distributions declared on preferred units	(14,032)	—	(14,032)	—	(14,032)	—	(14,032)	(240)
Other comprehensive loss	—	(1,104)	(1,104)	(180)	(1,284)	—	(1,284)	—
Net income	14,032	79,572	93,604	14,735	108,339	76	108,415	240
Balance, December 31, 2018	202,576	797,134	999,710	147,493	1,147,203	1,068	1,148,271	3,265

The accompanying notes are an integral part of these statements.

Washington Prime Group, L.P.
Consolidated Statements of Equity (Continued)
(dollars in thousands, except per unit amounts)

	General Partner
	Preferred	Common	Total	Limited Partners	Total Partners' Equity	Non- Controlling Interests	Total Equity	Redeemable Non-Controlling Interests
Exercise of stock options	—	1	1	—	1	—	1	—
Redemption of limited partner units	—	—	—	(276)	(276)	—	(276)	—
Other	—	(32)	(32)	—	(32)	—	(32)	—
Equity-based compensation	—	7,800	7,800	37	7,837	—	7,837	—
Adjustments to noncontrolling interests	—	(637)	(637)	637	—	—	—	—
Distributions to common unitholders	—	(188,810)	(188,810)	(34,722)	(223,532)	(80)	(223,612)	—
Distributions declared on preferred shares	(14,032)	—	(14,032)	—	(14,032)	—	(14,032)	(240)
Other comprehensive loss	—	(11,925)	(11,925)	(2,177)	(14,102)	—	(14,102)	—
Net income (loss)	14,032	(9,758)	4,274	(1,799)	2,475	45	2,520	240
Balance, December 31, 2019	$202,576	$593,773	$796,349	$109,193	$905,542	$1,033	$906,575	$3,265

The accompanying notes are an integral part of these statements.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Notes to Consolidated Financial Statements
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

1.	Organization
Washington Prime Group Inc. ("WPG Inc.") is an Indiana corporation that operates as a fully integrated, self-administered and self-managed real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended (the "Code"). WPG Inc. will generally qualify as a REIT for U.S. federal income tax purposes as long as it continues to distribute at least 90% of its REIT taxable income, exclusive of net capital gains, and satisfy certain other requirements. WPG Inc. will generally be allowed a deduction against its U.S. federal income tax liability for dividends paid by it to REIT shareholders, thereby reducing or eliminating any corporate level taxation to WPG Inc. Washington Prime Group, L.P. ("WPG L.P.") is WPG Inc.'s majority-owned limited partnership subsidiary that owns, develops and manages, through its affiliates, all of WPG Inc.'s real estate properties and other assets. WPG Inc. is the sole general partner of WPG L.P. As of December 31, 2019, our assets consisted of material interests in 104 shopping centers in the United States, consisting of open air properties and enclosed retail properties, comprised of approximately 56 million square feet (unaudited) of managed gross leasable area ("GLA").
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
Leadership Changes and Severance Impacting Financial Results
2019 Activity
On February 5, 2019, the Company's Executive Vice President, Head of Open Air Centers was terminated without cause from his position and received severance payments and other benefits pursuant to the terms and conditions of his employment agreement. In addition, the Company terminated, without cause, additional non-executive personnel in the Property Management department as part of an effort to reduce overhead costs. In connection with and as part of the aforementioned management changes, the Company recorded aggregate severance charges of $1.9 million, including $0.1 million of non-cash stock compensation in the form of accelerated vesting of equity incentive awards, which costs are included in general and administrative expense in the accompanying consolidated statements of operations and comprehensive (loss) income for the year ended December 31, 2019.
2018 Activity
On May 7, 2018, the Company's Executive Vice President, Property Management was terminated without cause from his position and received severance payments and other benefits pursuant to the terms and conditions of his employment agreement. In addition, the Company terminated without cause additional non-executive personnel in the Property Management department. In connection with and as part of the aforementioned management and personnel changes, the Company recorded aggregate severance charges of $2.0 million, including $0.5 million of non-cash stock compensation in the form of accelerated vesting of equity incentive awards, which costs are included in general and administrative expense in the accompanying consolidated statements of operations and comprehensive (loss) income for the year ended December 31, 2018.

2.	Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The consolidated balance sheets as of December 31, 2019 and 2018 include the accounts of WPG Inc. and WPG L.P., as well as their majority owned and controlled subsidiaries. The accompanying consolidated statements of operations include the consolidated accounts of the Company. All intercompany transactions have been eliminated in consolidation.

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
We consolidate a variable interest entity ("VIE") when we are determined to be the primary beneficiary. Determination of the primary beneficiary of a VIE is based on whether an entity has (1) the power to direct activities that most significantly impact the economic performance of the VIE and (2) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. Our determination of the primary beneficiary of a VIE considers all relationships between us and the VIE, including management agreements and other contractual arrangements. During the year ended December 31, 2019, we sold our interest in undeveloped land that was previously identified as a VIE. As of December 31, 2019, we have one VIE which consists of our interest in WPG L.P. There have been no changes during the year ended December 31, 2019 to any of our previous conclusions about whether an entity qualifies as a VIE or whether we are the primary beneficiary of any previously identified VIE. During the year ended December 31, 2019, we did not provide financial or other support to a previously identified VIE that we were not previously contractually obligated to provide.
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
As of December 31, 2019, our assets consisted of material interests in 104 shopping centers. The consolidated financial statements as of that date reflect the consolidation of 87 wholly owned properties and four additional properties that are less than wholly owned, but which we control or for which we are the primary beneficiary. We account for our interests in the remaining 13 properties, or the joint venture properties, using the equity method of accounting. While we manage the day-to-day operations of the joint venture properties, we do not control the operations as we have determined that our partner or partners have substantive participating rights with respect to the assets and operations of these joint venture properties.
We allocate net operating results of WPG L.P. to third parties and to WPG Inc. based on the partners' respective weighted average ownership interests in WPG L.P. Net operating results of WPG L.P. attributable to third parties are reflected in net income attributable to noncontrolling interests. WPG Inc.'s weighted average ownership interest in WPG L.P. was 84.4%, 84.4% and 84.3% for the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019 and 2018, WPG Inc.'s ownership interest in WPG L.P. was 84.5% and, 84.4% respectively. We adjust the noncontrolling limited partners' interests at the end of each period to reflect their interest in WPG L.P.

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

Reconciliation of Cash, Cash Equivalents, and Restricted Cash
The following is a summary of our cash, cash equivalents and restricted cash total as presented in our statements of cash flows for the years ended December 31, 2019, 2018 and 2017:

	For the Year Ended December 31,
	2019	2018	2017
Cash and cash equivalents	$41,421	$42,542	$52,019
Restricted cash	34,054	18,542	18,182
Total cash, cash equivalents and restricted cash	$75,475	$61,084	$70,201

Restricted cash primarily relates to cash held in escrow for payment of real estate taxes and property reserves for maintenance, expansion or leasehold improvements as required by our mortgage loans. Restricted cash is included in "Deferred costs and other assets" in the accompanying balance sheets as of December 31, 2019 and 2018.
Investment Properties
We record investment properties at fair value when acquired. Investment properties include costs of acquisitions; development, predevelopment, and construction (including allocable salaries and related benefits); tenant allowances and improvements; and interest and real estate taxes incurred during construction. We capitalize improvements and replacements from repair and maintenance when the repair and maintenance extends the useful life, increases capacity, or improves the efficiency of the asset. All other repair and maintenance items are expensed as incurred. We capitalize interest on projects during periods of construction until the projects are ready for their intended purpose based on interest rates in place during the construction period. Capitalized interest for the years ended December 31, 2019, 2018 and 2017 was $3,961, $2,234 and $1,521, respectively.
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
We review investment properties for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of investment properties may not be recoverable. These circumstances include, but are not limited to, declines in a property's cash flows, ending occupancy, estimated market values or our decision to dispose of a property before the end of its estimated useful life. Furthermore, this evaluation is conducted no less frequently than quarterly, irrespective of changes in circumstances. We measure any impairment of investment property when the estimated undiscounted operating income before depreciation and amortization plus its residual value is less than the carrying value of the property. To the extent impairment has occurred, we charge to expense the excess of carrying value of the property over its estimated fair value. The evaluation of impairment is subject to certain management assumptions including projected net operating income, anticipated hold period, expected capital expenditures and the capitalization rate used to estimate the property's residual value. We may decide to dispose of properties that are held for use and the consideration received from these property dispositions may differ from their carrying values. We also review our investments, including investments in unconsolidated entities, if events or circumstances change indicating that the carrying amount of our investments may not be recoverable. We will record an impairment charge if we determine that a decline in the fair value of the investments in unconsolidated entities is other-than-temporary. Changes in economic and operating conditions that occur subsequent to our review of recoverability of investment property and other investments in unconsolidated entities could impact the assumptions used in that assessment and could result in future charges to earnings if assumptions regarding those investments differ from actual results. See the "Impairment" section within Note 4 - "Investment in Real Estate" for a discussion of recent impairments.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit, per share and per unit amounts and where indicated as in millions or billions)

Investments in Unconsolidated Entities
Joint ventures are common in the real estate industry. We use joint ventures to finance properties, develop new properties, and diversify our risk in a particular property or portfolio of properties. We held material unconsolidated joint venture ownership interests in 13 properties as of December 31, 2019 and 2018 (see Note 5 - "Investment in Unconsolidated Entities, at Equity").
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
New Accounting Pronouncements
Adoption of New Standards
In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-02, "Leases (Topic 842)." This new guidance, including related ASUs that were subsequently issued, was effective January 1, 2019 and required lessees to recognize a lease liability and right of use ("ROU") asset, measured as the present value of lease payments, for both operating and financing leases with a term greater than 12 months. Additionally, the new standard made targeted changes to lessor accounting. The new leases standard required a modified retrospective transition approach for all leases existing at, or entered into after, January 1, 2017, with an option to use certain transition relief which allowed an entity to account for the impact of the adoption ASU 2016-02 with a cumulative adjustment to retained earnings, if necessary, on January 1, 2019, rather than January 1, 2017, eliminating the need to restate amounts presented prior to January 1, 2019.
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
Upon adoption, the Company recognized a lease liability and corresponding ROU asset of approximately $14.4 million for the four material ground leases, two material office leases, and one material garage lease with a term of more than 12 months, and were included in "Deferred costs and other assets" and "Accounts payable, accrued expenses, intangibles and deferred revenues" respectively. For leases with a term of 12 months or less, the Company made an accounting policy election by underlying asset to not recognize lease liabilities and ROU assets. Additionally, the Company excluded certain office equipment leases due to materiality. All of these leases were classified as operating leases under legacy GAAP and the current classification was carried forward under ASU 2016-02. See "Note 9 - Commitments and Contingencies" for additional details.
From a lessor perspective, the new guidance remained mostly similar to legacy GAAP as the Company elected the practical expedient to not separate non-lease components from lease components. This election resulted in a change on the Company's consolidated statements of operations and comprehensive (loss) income as the Company no longer presents minimum rents, overage rents, and tenant reimbursements as separate line items because the Company now accounts for these line items as a single combined lease component, rental income, on the basis of the lease component being the predominant component of the contract. As such, non-lease components, including common-area ("CAM") revenues, are now combined with lease components and are recognized on a straight-line basis to the extent the non-lease components are fixed. Additionally, ASU 2016-02 required the Company to recognize a change, after the commencement date, in our assessment of the collectibility of amounts to be received for operating leases as an adjustment to rental income rather than as a provision for credit losses. This requirement resulted in a change on the Company's consolidated statements of operations and comprehensive (loss) income as the Company no longer presents provision for credit losses as a separate line item and the adjustment is now recorded as a reduction to rental income. ASU 2016-02 also introduced certain changes to the lease classification rules for lessors. Accordingly, some leases may be classified as sales-type leases in the future. This change is not expected to have a material impact on the Company's financial statements.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit, per share and per unit amounts and where indicated as in millions or billions)

Finally, ASU 2016-02 disallowed the capitalization of internal leasing costs and legal costs, unless said costs are incremental to obtaining the lease contract, resulting in an increase in the Company's general and administrative expenses. For the years ended December 31, 2018 and 2017, we capitalized approximately $17.7 million and $16.9 million of internal legal and leasing costs, respectively, that would no longer qualify for capitalization under the new standard. The Company elected to use the practical expedient in transition to not re-evaluate costs that were previously capitalized.
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
In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses," which introduced new guidance for an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale debt securities and provides a simplified accounting model for purchased financial assets with credit deterioration since their origination. Instruments in scope include loans, held-to-maturity debt securities, and net investments in leases as well as reinsurance and trade receivables. In November 2018, the FASB issued ASU 2018-19, which clarifies that operating lease receivables are outside the scope of the new standard. This standard will be effective for fiscal years beginning after December 15, 2019. Our seller-provided bridge financing associated with our October 10, 2019 closing of Perennial (see Note 6 - "Indebtedness" for further details) and certain other miscellaneous accounts will be in scope of ASU 2016-13, but we do not expect this will have a material impact on our financial statements.
Reclassifications
Reclassifications were made to conform prior periods to our presentation of the consolidated statements of operations and comprehensive (loss) income due to the impact of adopting ASU 2016-02. Amounts previously disclosed as minimum rent, tenant reimbursements, and overage rent during the years ended December 31, 2018 and 2017 are now included in rental income and are no longer be presented as separate line items. Additionally, termination income of $3.5 million, which was previously disclosed in other income for each of the years ended December 31, 2018 and 2017, and provision for credit losses of $5.8 million and $5.1 million, which was previously disclosed as a separate line item during the years ended December 31, 2018 and 2017, respectively, were also reclassified to rental income for comparability of prior periods to the current period.
Deferred Costs and Other Assets
Deferred costs and other assets include the following as of December 31, 2019 and 2018:

	2019	2018
Deferred leasing costs and corporate improvements, net	$53,729	$74,260
In-place lease intangibles, net	27,538	38,453
Acquired above market lease intangibles, net	13,419	18,827
Mortgage and other escrow deposits	34,054	18,542
Seller financing receivable(1)	55,000	—
Prepaids, notes receivable and other assets, net	21,294	19,053
	$205,034	$169,135

(1)During the year ended December 31, 2019, the Company provided a $55.0 million bridge financing to certain counterparties as part of the Perennial transaction, as defined in Note 6 - "Indebtedness."

Washington Prime Group Inc. and Washington Prime Group, L.P.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit, per share and per unit amounts and where indicated as in millions or billions)

Deferred Leasing Costs and Corporate Improvements
Our deferred leasing costs consist of internal salaries and related benefits prior to the adoption of ASU 2016-02 and fees paid to third party brokers. We record amortization of deferred leasing costs on a straight-line basis over the terms of the related leases. Details of deferred leasing costs and corporate improvements as of December 31, 2019 and 2018 are as follows:

	2019	2018
Deferred leasing costs	$121,363	$142,903
Corporate improvements	6,099	6,072
Accumulated amortization	(73,733)	(74,715)
Deferred lease costs and corporate improvements, net	$53,729	$74,260

Amortization of deferred leasing costs is a component of depreciation and amortization expense. The accompanying consolidated statements of operations include amortization expense of $24.5 million, $27.9 million, and $25.9 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Revenue Recognition
Rental Income
We receive rental income from the leasing of retail and other space under operating leases, as we retain substantially all of the risks and benefits of ownership of the investment properties. The majority of these leases contain extension options, typically at the lessee's election, and/or early termination provisions. Further, our leases do not contain any provisions that would allow the lessee to purchase the underlying assets throughout the lease term. In most cases, consideration received typically includes a fixed minimum rent component, reimbursement of a fixed portion of our property operating expenses, including utility, security, janitorial, landscaping, food court and other administrative expenses included in CAM, and reimbursement of lessor costs such as real estate taxes and insurance, computed based upon a formula in accordance with the lease terms. When not reimbursed by the fixed CAM component, CAM expense reimbursements and lessor costs are based on the tenant's proportionate share of the allocable operating expenses and CAM capital expenditures for the property. We accrue reimbursements from tenants for recoverable portions of all these expenses as revenue in the period the applicable expenditures are incurred. We recognize differences between estimated recoveries and the final billed amounts in the subsequent year. Additionally, a large number of our tenants are also required to pay overage rents based on sales during the applicable lease year over a base amount stated in the lease agreement. We recognize overage rents only when each tenant's sales exceed the applicable sales threshold as defined in their lease. We also collect lease termination income from tenants to allow for the tenant to vacate their space prior to their scheduled lease termination date. We recognize lease termination income in the period when a termination agreement is signed, collectability is assured, and we are no longer obligated to provide space to the tenant. In the event that a tenant is in bankruptcy when the termination agreement is signed, termination fee income is deferred and recognized when, and if, it is received. We record an adjustment to rental income in the period there is a change in our assessment of whether the collectibility of operating lease payments is probable.
We have elected the practical expedient in ASU 2016-02 to not separate non-lease components from lease components as our underlying leases qualify as operating leases and the timing and pattern of transfer of the lease and non-lease components are the same. We note that the predominant component of our leases is the lease component and thus account for the combined lease and non-lease (CAM) component of the non-cancelable lease term on a straight-line basis in accordance with ASC 842.
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

The following table summarizes our rental income for the years ended December 31, 2019, 2018 and 2017:

	For the Year Ended December 31,
	2019	2018	2017
Operating lease payments, fixed	$539,458	$592,481	$632,055
Operating lease payments, variable	90,922	91,784	96,096
Amortization of straight-line rent, inducements, and rent abatements	4,409	3,022	1,809
Net amortization/accretion of above and below-market leases	6,382	8,971	7,323
Change in estimate of collectibility of rental income	(7,538)	(5,826)	(5,068)
Total rental income	$633,633	$690,432	$732,215

We record a change in estimate of collectibility of rental income on a lease-by-lease basis in the period there is a change in our assessment of whether the collectibility of operating lease payments is probable. Accounts are written off when they are deemed to be no longer collectible. The following table provides a rollforward of activity during the years ended December 31, 2019, 2018 and 2017 is as follows:

	For the Year Ended December 31,
	2019	2018	2017
Balance, beginning of year	$10,131	$7,867	$8,578
Change in estimate of collectibility of rental income	7,538	5,826	5,068
Accounts deconsolidated upon joint venture formation (see Note 5)	—	—	(1,271)
Accounts written off, net of recoveries, and other	(4,758)	(3,562)	(4,508)
Balance, end of year	$12,911	$10,131	$7,867

Future payments to be received under non-cancelable operating leases for each of the next five years and thereafter, excluding variable payments of tenant reimbursements, percentage or overage rents, and lease termination payments as of December 31, 2019 are as follows:

2020	$467,066
2021	392,633
2022	328,972
2023	267,483
2024	205,129
Thereafter	633,706
$2,294,989

Other Income
The following table summarizes our other income for the years ended December 31, 2019, 2018 and 2017:

	For the Year Ended December 31,
	2019	2018	2017
Ancillary	$11,016	$10,275	$9,848
Fee related	11,682	9,527	7,906
Miscellaneous	5,153	7,245	3,085
Total other income	$27,851	$27,047	$20,839

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
Miscellaneous: Miscellaneous income primarily relates to insurance proceeds received from property insurance claims and excess franchise tax refunds received for a previously-owned property. We recognize these items upon cash receipt.
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
We have also elected taxable REIT subsidiary ("TRS") status for some of WPG Inc.'s subsidiaries. This enables us to provide services that would otherwise be considered impermissible for REITs and participate in activities that do not qualify as "rents from real property." For the years ended December 31, 2019, 2018 and 2017, we recorded federal income tax (benefits) provisions of $(79), $525, and $(87), respectively, related to the taxable income generated by the TRS entities, which is included in income and other taxes in the accompanying consolidated statements of operations and comprehensive (loss) income. For these entities, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted tax rates to be in effect when the temporary differences reverse. As of December 31, 2019 and 2018, the Company had a deferred tax asset of $410 and $110, respectively, as a result of federal and state net operating loss carryovers.
A valuation allowance for deferred tax assets is provided if we believe all or some portion of the deferred tax asset may not be realized. An increase or decrease in the valuation allowance that results from the change in circumstances that causes a change in our judgment about the realizability of the related deferred tax asset is included in income. As of December 31, 2019 and 2018, the TRS valuation allowance for federal and state net operating loss carryovers was $410 and $110, respectively. As of December 31, 2019 and 2018, the TRS had no net deferred tax assets related to net operating loss carryovers.
We are also subject to certain other taxes, including state and local taxes and franchise taxes, which are included in income and other taxes in the accompanying consolidated statements of operations and comprehensive (loss) income.
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

The following characterizes distributions paid per common and preferred share on a tax basis for the years ended December 31, 2019, 2018 and 2017:

	2019		2018		2017
	$	%	$	%	$	%
Common shares
Ordinary income	$0.5001	50.01%	$1.0000	100.00%	$0.4306	43.06%
Capital gain	0.4999	49.99%	—	—	0.5694	56.94%
	$1.0000	100.00%	$1.0000	100.00%	$1.0000	100.00%

Series H Preferred Shares
Ordinary income	$0.9378	50.01%	$1.8752	100.00%	$1.0093	43.06%
Capital gain	0.9374	49.99%	—	—	1.3347	56.94%
	$1.8752	100.00%	$1.8752	100.00%	$2.3440	100.00%

Series I Preferred Shares
Ordinary income	$0.8596	50.01%	$1.7188	100.00%	$0.9251	43.06%
Capital gain	0.8592	49.99%	—	—	1.2234	56.94%
	$1.7188	100.00%	$1.7188	100.00%	$2.1485	100.00%

The capital gains characterized in the aforementioned table for the year ended December 31, 2019 have been designated as capital gain dividends pursuant to §857(b)(3)(B) of the Code.
Noncontrolling Interests for WPG Inc.
Details of the carrying amount of WPG Inc.'s noncontrolling interests are as follows as of December 31, 2019 and 2018:

	2019	2018
Limited partners' interests in WPG L.P.	$109,193	$147,493
Noncontrolling interests in properties	1,033	1,068
Total noncontrolling interests	$110,226	$148,561

Net income attributable to noncontrolling interests (which includes limited partners' interests in WPG L.P. and noncontrolling interests in consolidated properties) is a component of consolidated net income of WPG Inc.
Redeemable Noncontrolling Interests for WPG Inc.
At December 31, 2019 and 2018, redeemable noncontrolling interests represented the outstanding 130,592 units of WPG L.P. 7.3% Series I-1 Preferred Units (the "Series I-1 Preferred Units"). Dividends accrue quarterly at an annual rate of 7.3% per share. The unaffiliated third parties have, at their option, the right to have their equity purchased by the Company subject to the satisfaction of certain conditions.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit, per share and per unit amounts and where indicated as in millions or billions)

4.	Investment in Real Estate
Summary
Investment properties consisted of the following as of December 31, 2019 and 2018:

	2019	2018
Land	$823,887	$836,214
Buildings and improvements	4,974,330	4,980,939
Total land, buildings and improvements	5,798,217	5,817,153
Furniture, fixtures and equipment	104,189	97,552
Investment properties at cost	5,902,406	5,914,705
Less: accumulated depreciation	2,397,736	2,283,764
Investment properties at cost, net	$3,504,670	$3,630,941

Construction in progress included above	$115,280	$35,068

Real Estate Acquisitions and Dispositions
We acquire interests in properties to generate both current income and long-term appreciation in value. We acquire interests in individual properties or portfolios of retail real estate companies that meet our investment criteria and dispose of properties which no longer meet our strategic criteria. Unless otherwise noted below, gains and losses on these transactions are included in gain on sale of interests in properties, net in the accompanying consolidated statements of operations and comprehensive (loss) income.
No acquisition activity occurred during the years ended December 31, 2019 and 2017. Acquisition activity for the year ended December 31, 2018 and disposition activity for the years ended December 31, 2019, 2018 and 2017 is highlighted as follows:
2018 Acquisitions
On April 11, 2018, we acquired, through a sale-leaseback transaction, four Sears department stores and adjacent Sears Auto Centers at Longview Mall, located in Longview, Texas; Polaris Fashion Place®, located in Columbus, Ohio; Southern Hills Mall, located in Sioux City, Iowa; and Town Center at Aurora®, located in Aurora, Colorado. The purchase price was approximately $28.5 million and was funded by a combination of $13.4 million from our Facility (as defined in Note 6 - "Indebtedness"), $9.7 million from the first tranche of the Four Corners transaction, as discussed below, and $5.4 million from O'Connor Mall Partners, L.P. ("O'Connor") related to their pro-rata share of the joint venture that owns Polaris Fashion Place® (see Note 5 - "Investment in Unconsolidated Entities, at Equity").
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

2019 Dispositions
On December 19, 2019, we completed the sale of Charles Towne Square, located in Charleston, South Carolina, to an unaffiliated private real estate investor for a purchase price of $5.0 million. The net proceeds of $4.6 million were used to fund ongoing redevelopment efforts and general corporate purposes.
We are party to two separate purchase and sale agreements to sell certain outparcels to FCPT Acquisitions, LLC ("Four Corners"). The following table summarizes the key terms of each of the closings that occurred during the year ended December 31, 2019:

Sales Date	Parcels Sold	Purchase Price	Sales Proceeds
January 18, 2019	8	$9,435	$9,364
February 11, 2019	1	2,766	2,720
April 3, 2019	1	2,048	2,016
June 28, 2019	3	3,050	3,031
August 1, 2019	1	1,210	1,199
August 29, 2019	1	3,397	3,394
September 16, 2019	1	3,205	3,118
September 27, 2019	2	4,412	4,377
October 18, 2019	2	3,011	2,989
December 30, 2019	5	8,560	8,495
	25	$41,094	$40,703
Excluding any subsequent amendments thereto, the Company has approximately $4.6 million of outparcels from the first purchase and sale agreement and approximately $29.0 million from the second purchase and sale agreement remaining to close, subject to due diligence and closing conditions. Additionally, during the year ended December 31, 2019, the Company sold certain undeveloped land parcels and developed outparcels for an aggregate purchase price of approximately $8.8 million, receiving net proceeds of approximately $8.2 million. The net proceeds from the disposition activities were generally used to fund ongoing redevelopment efforts and for general corporate purposes.
In connection with the 2019 dispositions, the Company recorded a net gain of $38.4 million which is included in gain on disposition of interests in properties, net in the accompanying consolidated statements of operations and comprehensive (loss) income for the year ended December 31, 2019.
On December 18, 2019, West Ridge Mall and Plaza (collectively "West Ridge"), located in Topeka, Kansas, were transitioned to the lender (see Note 6 - "Indebtedness" for further discussion).
On July 1, 2019, Towne West Square, located in Wichita, Kansas, was transitioned to the lender (see Note 6 - "Indebtedness" for further discussion).
2018 Dispositions
The following table summarizes the key terms of each of the closings with Four Corners that occurred during the December 31, 2018:

Sales Date	Parcels Sold	Purchase Price	Sales Proceeds
January 12, 2018	10	$13,692	$13,506
June 29, 2018	5	9,503	9,423
July 27, 2018	2	4,607	4,530
October 31, 2018	2	1,718	1,714
November 16, 2018	1	3,195	3,166
	20	$32,715	$32,339

Washington Prime Group Inc. and Washington Prime Group, L.P.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit, per share and per unit amounts and where indicated as in millions or billions)

The net proceeds were used to fund a portion of the acquisition of the Sears parcels on April 11, 2018, as discussed above, to fund ongoing redevelopment efforts and for general corporate purposes. In connection with the 2018 dispositions, the Company recorded a net gain of $24.6 million which is included in gain on disposition of interests in properties, net in the accompanying consolidated statements of operations and comprehensive (loss) income for the year ended December 31, 2018.
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
On May 16, 2017, we completed the sale of an 80,000 square foot (unaudited) vacant anchor parcel at Indian Mound Mall, located in Newark, Ohio, to an unaffiliated private real estate investor for a purchase price of approximately $0.8 million. The net proceeds were used for general corporate purposes.
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
In connection with the 2017 dispositions, the Company recorded a net gain of $124.8 million which is included in gain on disposition of interests in properties, net in the accompanying consolidated statements of operations and comprehensive (loss) income for the year ended December 31, 2017.
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
The following table denotes the gross carrying values of the respective intangibles as of December 31, 2019 and 2018:

	Balance as of
Intangible Asset/Liability	December 31, 2019	December 31, 2018
Above-market leases - Company is lessor	$46,745	$48,373
Below-market leases - Company is lessor	$108,345	$117,395
In-place leases	$103,043	$109,379

Washington Prime Group Inc. and Washington Prime Group, L.P.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit, per share and per unit amounts and where indicated as in millions or billions)

The intangibles related to above and below-market leases in which the Company is the lessor are amortized to minimum rents on a straight-line basis over the estimated life of the lease, with amortization as a net increase to minimum rents in the amounts of $6,382, $8,971, and $7,323 for the years ended December 31, 2019, 2018 and 2017, respectively.
In-place leases are amortized to depreciation and amortization expense over the life of the leases to which they pertain, with such amortization of $11,409, $14,780, and $18,457 for the years ended December 31, 2019, 2018 and 2017, respectively.
The table below identifies the types of intangible assets and liabilities, their location on the consolidated balance sheets, their weighted average amortization period, and their book value, which is net of accumulated amortization, as of December 31, 2019 and 2018:

			Balance as of
Intangible Asset/Liability	Location on the Consolidated Balance Sheets	Weighted Average Remaining Amortization (in years)	December 31, 2019	December 31, 2018
Above-market leases - Company is lessor	Deferred costs and other assets	7.1	$13,419	$18,827
Below-market leases - Company is lessor	Accounts payable, accrued expenses, intangibles and deferred revenues	12.3	$54,885	$66,651
In-place leases	Deferred costs and other assets	12.0	$27,538	$38,453

The future net amortization of intangibles as an increase (decrease) to net income as of December 31, 2019 is as follows:

	Above/Below-Market Leases-Lessor	In-place Leases	Total Net Intangible Amortization
2020	$4,264	$(6,944)	$(2,680)
2021	4,417	(3,351)	1,066
2022	4,015	(2,612)	1,403
2023	3,509	(2,116)	1,393
2024	3,395	(1,615)	1,780
Thereafter	21,866	(10,900)	10,966
	$41,466	$(27,538)	$13,928

Impairment
During the fourth quarter of 2019, the mortgage loan secured by Charlottesville Fashion Square, located in Charlottesville, Virginia was transferred to the special servicer (see Note 6 - "Indebtedness" for further details). As part of our quarterly assessment and in connection with the preparation of the financial statements included in this report, we considered this a triggering event and further shortened the estimated hold period, which resulted in the carrying value not being recoverable from the estimated undiscounted cash flows. The fair value of the property was based on the respective discounted estimated future cash flows, using a discount rate of 18.5% and a terminal capitalization rate of 15.5%, which were determined using management's assessment of the property operating performance and general market conditions (Level 3 inputs). We compared the estimated fair value of $19.8 million to the related carrying value of $26.1 million, which resulted in the recording of an impairment charge of approximately $6.3 million in the consolidated statements of operations and comprehensive (loss) income for the year ended December 31, 2019.
During the third quarter of 2019, we recorded impairment charges related to Chautauqua Mall, located in Lakewood, New York, Matteson Plaza, located in Matteson, Illinois, and New Towne Mall, located in New Philadelphia, Ohio. In the case of Chautauqua Mall and New Towne Mall, the impairment charge was attributed to declines in the estimated undiscounted cash flows which resulted in the carrying value not being recoverable. The fair value of each property was based on the respective discounted estimated future cash flows of each property, using a discount rate of 18.5% and a terminal capitalization rate of 15.5%, which were determined using management's assessment of the property operating performance and general market conditions (Level 3 inputs). As it relates to Matteson Plaza, the impairment charge was due to the change in facts and circumstances when we decided to hold the asset for a shorter period which resulted in the carrying value not being recoverable from the projected cash flows. The fair value was based on the executed purchase and sale agreement with an unaffiliated real estate investor (See Note 12 - "Subsequent Events"). We recorded an aggregate impairment charge for these three properties of approximately $28.9 million in the consolidated statements of operations and comprehensive (loss) income for the year ended December 31, 2019.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit, per share and per unit amounts and where indicated as in millions or billions)

During the fourth quarter of 2017, a major anchor tenant of Rushmore Mall informed us of their intention to close their store at the property. The impending closure was deemed a triggering event and, therefore, we evaluated this property in conjunction with our quarterly impairment review and preparation of our financial statements for the year ended December 31, 2017. We compared the estimated fair value of $37.5 million to the related carrying value of $75.0 million, which resulted in the recording of an impairment charge of approximately $37.5 million in the consolidated statements of operations and comprehensive (loss) income for the year ended December 31, 2017.
On November 3, 2017, the Company completed the sale of Colonial Park Mall for $15.0 million. During the third quarter of 2017, we compared the fair value measurement of the property to its relative carrying value, which resulted in the recording of an impairment charge of approximately $20.9 million in the accompanying consolidated statements of operations and comprehensive (loss) income for the year ended December 31, 2017. The impairment charge was due to the change in facts and circumstances when we decided to hold the asset for a shorter period which resulted in the carrying value not being recoverable from the projected cash flows.
During the first quarter of 2017, the Company entered into a purchase and sale agreement to dispose of Morgantown Commons, which was sold in the second quarter of 2017. Earlier in 2017, we shortened the hold period used in assessing impairment for the asset, which resulted in the carrying value not being recoverable from the expected cash flows. The purchase offer represented the best available evidence of fair value for this property. We compared the fair value to the carrying value, which resulted in the recording of an impairment charge of approximately $8.5 million in the accompanying consolidated statements of operations and comprehensive (loss) income for the year ended December 31, 2017.

5.	Investment in Unconsolidated Entities, at Equity
The Company's investment activity in unconsolidated real estate entities for the years ended December 31, 2019 and 2018 consisted of investments in the following joint ventures:

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
On December 20, 2019, the O'Connor Joint Venture I closed on the extension of the mortgage loan secured by The Mall at Johnson City. The extension is effective May 6, 2020 and will extend the maturity of the mortgage loan to May 6, 2023, with an additional two one-year extension options available to the joint venture. The extension requires a $5.0 million principal prepayment on May 6, 2020, in addition to funding certain reserve accounts of $10.0 million for future redevelopment and property improvements.
On April 11, 2018, the O'Connor Joint Venture I closed on the acquisition of the Sears department store located at Polaris Fashion Place® in connection with our acquisition of additional Sears department stores (see Note 4 - "Investment in Real Estate").

•	The O'Connor Joint Venture II
During the year ended December 31, 2017, we completed an additional joint venture transaction with O'Connor with respect to the ownership and operation of seven of the Company's retail properties and certain related outparcels, consisting of the following: The Arboretum, located in Austin, Texas; Arbor Hills; the Oklahoma City Properties, located in Oklahoma City, Oklahoma; Gateway Centers, located in Austin, Texas; Malibu Lumber Yard; Palms Crossing I and II, located in McAllen, Texas; and The Shops at Arbor Walk, located in Austin, Texas (the "O'Connor Joint Venture II"). The transaction valued the properties at $598.6 million before closing adjustments and debt assumptions, and we retained a non-controlling 51% interest. The transaction generated net proceeds to the Company of approximately $138.9 million, after taking into consideration costs associated with the transaction and the assumption of debt, which we used to reduce the Company's debt as well as for general corporate purposes. We deconsolidated the properties included in the O'Connor Joint Venture II and recorded a gain in connection with this partial sale of $126.1 million, which is included in gain on disposition of interests in properties, net in the accompanying consolidated statements of operations and comprehensive (loss) income.

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
This investment consists of a 45% non-controlling interest held by the Company in Seminole Towne Center, an approximate 1.1 million square foot (unaudited) enclosed regional retail property located in the Orlando, Florida area. The Company's effective financial interest in this property (after preferences) was approximately 0% for the year ended December 31, 2019. We retain day to day management, leasing, and development responsibilities for the Seminole Joint Venture.

•	Other Joint Venture
The Company also holds an indirect 12.5% ownership interest in certain real estate through a joint venture with an unaffiliated third party. We do not have management, leasing and development responsibilities for this joint venture.
Advances to the joint ventures totaled $0.5 million and $5.3 million as of December 31, 2019 and 2018, respectively, which are included in investment in and advances to unconsolidated entities, at equity in the accompanying consolidated balance sheets. Management deems this balance to be collectible and anticipates repayment within one year.
The following table presents the combined statements of operations for the O'Connor Joint Venture I, Seminole Joint Venture, and our indirect 12.5% ownership interest are included below for all periods presented. The results for the O'Connor Joint Venture II are included below for the years ended December 31, 2019 and 2018, and from May 12, 2017 (the closing date of the venture), and in the case of Malibu Lumber Yard from June 13, 2017 (the date the property was contributed to the venture), through December 31, 2017.

	For the Year Ended December 31,
	2019	2018	2017
Total revenues	$262,463	$262,410	$234,314
Operating expenses	110,399	106,402	93,502
Depreciation and amortization	101,953	97,810	89,397
Operating income	50,111	58,198	51,415
(Loss) gain on sale of interests in property and unconsolidated entities, net	(1,288)	583	1,585
Interest expense, taxes, and other, net	(61,523)	(52,477)	(45,906)
Net (loss) income from the Company's unconsolidated real estate entities	$(12,700)	$6,304	$7,094

Our share of (loss) income from the Company's unconsolidated real estate entities	$(1,499)	$541	$1,395

Washington Prime Group Inc. and Washington Prime Group, L.P.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit, per share and per unit amounts and where indicated as in millions or billions)

The following table presents the combined balance sheets for the unconsolidated joint venture properties for the periods indicated above during which the Company accounted for these investments as unconsolidated entities as of December 31, 2019 and 2018:

	December 31,
	2019	2018
Assets:
Investment properties at cost, net	$1,905,336	$1,964,699
Construction in progress	38,280	21,019
Cash and cash equivalents	43,137	43,169
Tenant receivables and accrued revenue, net	31,238	31,661
Deferred costs and other assets (1)	301,133	147,481
Total assets	$2,319,124	$2,208,029
Liabilities and Members’ Equity:
Mortgage notes payable	$1,282,307	$1,292,801
Accounts payable, accrued expenses, intangibles, and deferred revenues(2)	297,163	137,073
Total liabilities	1,579,470	1,429,874
Members’ equity	739,654	778,155
Total liabilities and members’ equity	$2,319,124	$2,208,029
Our share of members’ equity, net	$384,332	$396,229

Our share of members’ equity, net	$384,332	$396,229
Advances and excess investment	17,339	21,557
Net investment in and advances to unconsolidated entities, at equity(3)	$401,671	$417,786

(1)
Includes value of acquired in-place leases and acquired above-market leases with a net book value of $79,457 and $91,609 as of December 31, 2019 and 2018, respectively. Additionally, includes ROU assets of $172,991 related to ground leases for which our joint ventures are the lessees as of December 31, 2019.

(2)
Includes the net book value of below market leases of $45,757 and $57,392 as of December 31, 2019 and 2018, respectively. Additionally, includes lease liabilities of $172,991 related to ground leases for which our joint ventures are the lessees as of December 31, 2019.

(3)
Includes $417,092 and $433,207 of investment in and advances to unconsolidated entities, at equity as of December 31, 2019 and 2018, respectively, and $15,421 and $15,421 of cash distributions and losses in unconsolidated entities, at equity as of December 31, 2019 and 2018, respectively.

6.	Indebtedness
Mortgage Debt
Total mortgage indebtedness at December 31, 2019 and 2018 was as follows:

	2019	2018
Face amount of mortgage loans	$1,117,242	$980,276
Fair value adjustments, net	3,463	5,764
Debt issuance cost, net	(5,097)	(2,771)
Carrying value of mortgage loans	$1,115,608	$983,269

The mortgage debt had weighted average interest and maturity of 4.61% and 4.5 years at December 31, 2019 and 5.00% and 3.5 years at December 31, 2018.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit, per share and per unit amounts and where indicated as in millions or billions)

A roll forward of mortgage indebtedness from December 31, 2018 to December 31, 2019 is summarized as follows:

Balance at December 31, 2018	$983,269
Debt amortization payments	(18,115)
Repayment of debt	(47,175)
Debt borrowings, net of issuance costs	293,416
Debt canceled upon lender foreclosures, net of debt issuance costs	(94,633)
Amortization of fair value and other adjustments	(2,301)
Amortization of debt issuance costs	1,147
Balance at December 31, 2019	$1,115,608

2019 Activity
On December 18, 2019, the $49.5 million mortgage on West Ridge, was canceled upon the lender foreclosure (see "Covenants" section below for additional details).
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
On July 1, 2019, the $45.2 million mortgage on Towne West Square was canceled upon the lender foreclosure (see "Covenants" section below for additional details).
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
On April 1, 2019, the Company exercised the first of two options to extend the maturity of the $52.0 million mortgage note payable on Town Center at Aurora® for one year. The extended maturity date is April 1, 2020, subject to a one-year extension available at our option subject to compliance with the terms of the underlying loan agreement and payment of customary extension fees. Pursuant to the terms of the extension option, the Company entered into a derivative swap agreement to fix the interest rate of the note payable at one-month LIBOR plus 2.27%, or 4.92% per annum through both extension periods.
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
On June 8, 2018, the Company exercised the first of three options to extend the maturity date of the $65.0 million term loan secured by Weberstown Mall for one year.

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
Unsecured Debt
The following table identifies our total unsecured debt outstanding at December 31, 2019 and December 31, 2018:

	December 31, 2019	December 31, 2018
Notes payable:
Face amount - the Exchange Notes(1)	$250,000	$250,000
Face amount - Senior Notes due 2024(2)	720,900	750,000
Debt discount, net	(7,864)	(9,680)
Debt issuance costs, net	(5,470)	(7,623)
Total carrying value of notes payable	$957,566	$982,697

Unsecured term loans:(7)
Face amount - Term Loan(3)(4)	$350,000	$350,000
Face amount - December 2015 Term Loan(5)	340,000	340,000
Debt issuance costs, net	(3,358)	(4,491)
Total carrying value of unsecured term loans	$686,642	$685,509

Revolving credit facility:(3)(6)
Face amount	$207,000	$290,000
Debt issuance costs, net	(2,855)	(3,998)
Total carrying value of revolving credit facility	$204,145	$286,002

(1)The Exchange Notes were issued at a 0.028% discount, bear interest at 3.850% per annum and mature on April 1, 2020.
(2)The Senior Notes due 2024 were issued at a 1.533% discount, bore interest at 5.950% per annum through August 14, 2019, at which time the interest rate increased to 6.450% per annum due to the credit downgrade. The Senior Notes due 2024 mature on August 15, 2024.
(3)The unsecured revolving credit facility, or "Revolver" and unsecured term loan, or "Term Loan" are collectively known as the "Facility."
(4)The Term Loan bears interest at one-month LIBOR plus 2.10% per annum and will mature on December 30, 2022. We have interest rate swap agreements totaling $250.0 million, which effectively fix the interest rate on a portion of the Term Loan at 4.86% per annum through June 30, 2021. At December 31, 2019, the applicable interest rate on the unhedged portion of the Term Loan was one-month LIBOR plus 2.10% or 3.86%.
(5)The December 2015 Term Loan bears interest at one-month LIBOR plus 2.35% per annum and will mature on January 10, 2023. We have interest rate swap agreements totaling $340.0 million, which effectively fix the interest rate at 4.06% per annum through maturity.
(6)The Revolver provides borrowings on a revolving basis up to $650.0 million at one-month LIBOR plus 1.80% and will initially mature on December 30, 2021, subject to two six month extensions available at our option subject to compliance with terms of the Facility and payment of a customary extension fee. At December 31, 2019, we had an aggregate available borrowing capacity of $442.8 million under the Revolver, net of $0.2 million reserved for outstanding letters of credit. At December 31, 2019, the applicable interest rate on the Revolver was one-month LIBOR plus 1.80%, or 3.56%. The interest rate on the Revolver could vary in the future based upon changes to the Company's credit ratings and leveraged levels.
(7) While we have interest rate swap agreements in place that fix the LIBOR portion of the rates as noted above, the spread over LIBOR could vary in the future based upon changes to the Company's credit ratings and leveraged levels.
During the year ended December 31, 2019, Fitch Ratings, Moody's Investor Service, and S&P Global Ratings lowered their credit rating on WPG L.P.'s unsecured long-term indebtedness, which increased interest rates on our Facility (55 basis point increase effective May 2, 2019), December 2015 Term Loan (55 basis point increase effective February 15, 2019), and Senior Notes due 2024 (50 basis point increase effective August 15, 2019).

Washington Prime Group Inc. and Washington Prime Group, L.P.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit, per share and per unit amounts and where indicated as in millions or billions)

During the year ended December 31, 2019, the Company retired $29.1 million outstanding principal on the Senior Notes due 2024 and recognized a gain of approximately $1.2 million, which is recorded in gain on extinguishment of debt, net in the accompanying consolidated statements of operations and comprehensive (loss) income for the period then ended.
On January 22, 2018, WPG L.P. amended the terms of the Facility to provide for borrowings of $1.0 billion. The Facility can be increased to $1.5 billion through currently uncommitted Facility commitments. Excluding the accordion feature, the Facility includes a $650.0 million Revolver and $350.0 million Term Loan. The $350.0 million Term Loan was fully funded at closing, and the Company used the proceeds to repay a $270.0 million outstanding term loan and to pay down the Revolver.
The following table presents the borrowings and paydowns on the Revolver during the years ended December 31, 2019 and December 31, 2018:

	2019	2018
Beginning Balance	$290,000	$155,000
Borrowings	267,000	332,000
Paydowns	(350,000)	(197,000)
Ending Balance	$207,000	$290,000

During 2019, borrowings under the Revolver were primarily used for ongoing redevelopment efforts and general corporate purposes. Paydowns of outstanding borrowings were funded using proceeds from property dispositions (see Note 4 - "Investment in Real Estate"), new mortgage activity as discussed above and cash flow from operations.
During 2018, borrowings under the Revolver were primarily used for general corporate purposes. Paydowns of outstanding borrowings were funded using proceeds from property dispositions (see Note 4 - "Investment in Real Estate"), new mortgage activity as discussed above and cash flow from operations.
Other Indebtedness (Perennial)
On October 10, 2019, WPG L.P. closed on the sale and leaseback of four assets (collectively, the "Properties") pursuant to the purchase and sale agreement executed on July 24, 2019 between WPG L.P. and Mall Ground Portfolio, LLC, an affiliate of Perennial Investment & Advisors, LLC and Kawa Capital Partners, LLC ("the Ground Lessor"). The Properties are: Edison Mall, located in Fort Myers, Florida; Great Lakes Mall, located in Mentor, Ohio; Irving Mall, located in Irving, Texas; and Jefferson Valley Mall, located in Yorktown Heights, New York. Under the agreement, the Ground Lessor acquired a fee interest in the land at the Properties for a price of approximately $98.9 million. Concurrently, WPG L.P. entered into a new 99-year master ground lease for the leasehold interest at the Properties. The master ground lease includes fixed annual payments to the Ground Lessor at an initial annualized rate of 7.4% and contains annual rent escalators over the aforementioned term. The agreement includes an option for WPG L.P. to repurchase the fee interest in the land at $109.3 million in year 30 of the master ground lease. If WPG L.P. does not exercise this option, then the Ground Lessor will retain the fee interest in the land, and the fee interest in the improvements and development rights will transfer to the Ground Lessor at the end of the 99-year ground lease term. WPG L.P. received approximately $42.3 million in proceeds upon closing, net of $55.0 million in bridge financing provided by WPG L.P. to the Ground Lessor and closing costs. The bridge financing has a maximum five-year balloon term, which can be pre-paid without penalty, and carries an interest rate of 4.0%. The bridge financing is included in "Deferred costs and other assets" on the accompanying consolidated balance sheet at December 31, 2019. The net proceeds were generally used to fund ongoing redevelopment efforts and for general corporate purposes. WPG L.P. continues to own a fee interest in the improvements and development rights through the term of the aforementioned master ground lease and continues to manage, lease and develop the Properties and maintains full control over the leasehold interest and in the land and fee interest in the improvements and development rights at the respective Properties.
For accounting purposes, the repurchase option precluded WPG L.P. from meeting the criteria for sales recognition. As such, the gross proceeds received have been accounted for as a financial liability, net of capitalized closing costs of $1.6 million, and subject to accretion over the relevant term. As of December 31, 2019, the net financial liability was approximately $97.6 million, including $0.3 million of accretion. Expense is being recognized utilizing an effective interest rate of 8.56% during the repurchase period. During the year ended December 31, 2019, we recognized expense of $1.9 million, which is included in interest expense, net in the accompanying consolidated statements of operations and comprehensive (loss) income.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit, per share and per unit amounts and where indicated as in millions or billions)

Covenants
Our unsecured debt agreements contain financial and other covenants. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender including adjustments to the applicable interest rate. As of December 31, 2019, management believes the Company is in compliance with all covenants of its unsecured debt.
The total balance of mortgages was approximately $1.1 billion as of December 31, 2019. At December 31, 2019, certain of our consolidated subsidiaries were the borrowers under 20 non-recourse loans and two full-recourse loans secured by mortgages encumbering 24 properties, including one separate pool of cross-defaulted and cross-collateralized mortgages encumbering a total of four properties. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt instruments contain financial and other non-financial covenants which are specific to the properties which serve as collateral for that debt. Our existing non-recourse mortgage loans generally prohibit our subsidiaries that are borrowers thereunder from incurring additional indebtedness, subject to certain customary and limited exceptions. In addition, certain of these instruments limit the ability of the applicable borrower's parent entity from incurring mezzanine indebtedness unless certain conditions are satisfied, including compliance with maximum loan to value ratio and minimum debt service coverage ratio tests. Further, under certain of these existing agreements, if certain cash flow levels in respect of the applicable mortgaged property (as described in the applicable agreement) are not maintained for at least two consecutive quarters, the lender could accelerate the debt and enforce its right against its collateral. If the borrower fails to comply with these covenants, the lender could accelerate the debt and enforce its right against their collateral.
On November 5, 2019, we received a letter, dated October 30, 2019, from the lender notifying the borrower, a consolidated subsidiary of WPG L.P., that the $45.1 million mortgage loan secured by Charlottesville Fashion Square was transferred to special servicing because the borrower notified the lender that future projected cash flows will be insufficient to ensure future compliance with the mortgage loan due to the loss of certain tenants. The borrower has initiated discussions with the special servicer regarding this non-recourse loan and is considering various options. The Company continues to manage and lease the property.
On November 19, 2018, we received a notice of default letter, dated November 15, 2018, from the special servicer to the borrower, a consolidated subsidiary of WPG L.P., concerning the $49.5 million mortgage loan secured by West Ridge. The notice was issued by the special servicer because the borrower did not make certain reserve payments or deposits as required by the loan agreement for the aforementioned loan. On December 18, 2019, an affiliate of the Company transitioned the property to the lender.
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
On June 30, 2016, we received a notice, dated that same date, that the $87.3 million mortgage loan secured by Mesa Mall, located in Grand Junction, Colorado, had been transferred to the special servicer due to the payment default that occurred when the borrower, a consolidated subsidiary of the Company, did not repay the loan in full by its June 1, 2016 maturity date. On April 25, 2017, the Company completed a discounted payoff of the mortgage loan for $63.0 million and retained ownership and management of the property.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit, per share and per unit amounts and where indicated as in millions or billions)

At December 31, 2019, management believes the applicable borrowers under our other non-recourse mortgage loans were in compliance with all covenants where non-compliance could individually, or giving effect to applicable cross-default provisions in the aggregate, have a material adverse effect on our financial condition, results of operations or cash flows. The Company has assessed each of the defaulted properties, for which the Company still holds title, for impairment indicators as part of our quarterly assessment. Refer to Note 4 - "Investment in Real Estate" for further details.
Gain on Extinguishment of Debt, Net
During the year ended December 31, 2019, the Company recognized a net gain of $62.5 million related to the $94.7 million mortgage debt cancellation and ownership transfer of West Ridge and Towne West Square, which is included in gain on extinguishment of debt, net in the consolidated statements of operations and comprehensive (loss) income for the year then ended.
During the year ended December 31, 2018, the Company recognized a net gain of $51.4 million related to the $94.0 million mortgage debt cancellation and ownership transfer of Rushmore, which is included in gain on extinguishment of debt, net in the consolidated statements of operations and comprehensive (loss) income for the year then ended.
During the year ended December 31, 2017, the Company recognized a net gain of $90.6 million based on the cancellation of mortgage debt of $108.9 million related to discounted payoff of the mortgage note payable secured by Southern Hills Mall, ownership transfer of Valle Vista Mall, and discounted payoff of the mortgage note payable secured by Mesa Mall, which is included in gain on extinguishment of debt, net in the consolidated statements of operations and comprehensive (loss) income for the year then ended.
Debt Maturity and Cash Paid for Interest
Scheduled principal repayments on indebtedness (including extension options) as of December 31, 2019 are as follows:

2020	$346,176
2021	276,910
2022	690,649
2023	406,006
2024	984,553
Thereafter	390,133
Total principal maturities	3,094,427
Bond discount	(7,864)
Fair value adjustments, net	3,463
Debt issuance costs, net	(18,341)
Future accretion of other indebtedness	(10,123)
Total mortgages and corporate indebtedness	$3,061,562

Cash paid for interest for the years ended December 31, 2019, 2018 and 2017 was $149,775, $141,641 and $107,609, respectively.
Fair Value of Debt
The carrying values of our variable-rate loans approximate their fair values. We estimate the fair values of fixed-rate mortgages and fixed-rate corporate debt (including variable-rate unsecured debt swapped to fixed-rate and our other indebtedness, as discussed in Note 6 - "Indebtedness") using cash flows discounted at current borrowing rates or Level 2 inputs. We estimate the fair values of consolidated fixed-rate unsecured notes payable using Level 1 quoted market prices, or, if no quoted market prices are available, we use quoted market prices for securities with similar terms and maturities or Level 2 inputs.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit, per share and per unit amounts and where indicated as in millions or billions)

The book value and fair value of these financial instruments along with the related discount rate assumptions as of December 31, 2019 and 2018 are summarized as follows:

	2019	2018
Book value of fixed- rate mortgages(1)	$1,052,242	$915,276
Fair value of fixed-rate mortgages	$1,062,205	$928,129
Weighted average discount rates assumed in calculation of fair value for fixed-rate mortgages	4.24%	4.57%

Book value of fixed-rate corporate debt(1)	$1,660,062	$1,590,000
Fair value of fixed-rate corporate debt	$1,673,105	$1,485,672
Weighted average discount rates assumed in calculation of fair value for fixed-rate corporate debt	6.03%	5.62%

(1) Excludes deferred financing fees and applicable debt discounts.

7.	Derivative Financial Instruments
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
On March 29, 2019, the Company entered into one two-year swap, totaling $52.0 million with an effective date of April 1, 2019, pursuant to the terms of the extension option executed on the mortgage note payable loan at Town Center at Aurora®. On May 9, 2018, the Company entered into four three-year swaps, totaling $250.0 million with an effective date of June 29, 2018, to replace two three-year swaps totaling $270.0 million, which matured on June 30, 2018. As of December 31, 2019, the Company had 11 outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk with a notional value of $641.3 million.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit, per share and per unit amounts and where indicated as in millions or billions)

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the consolidated balance sheet as of December 31, 2019 and 2018:

Derivatives designated as hedging instruments:		Balance Sheet Location	December 31, 2019	December 31, 2018
Interest rate products	Asset Derivatives	Deferred costs and other assets	$—	$9,306
Interest rate products	Liability Derivatives	Accounts payable, accrued expenses, intangibles and deferred revenues	$6,592	$1,913

The asset derivative instruments were reported at their fair value of $0 and $9,306 in deferred costs and other assets at December 31, 2019 and 2018, respectively, with a corresponding adjustment to OCI for the unrealized gains and losses (net of noncontrolling interest allocation). The liability derivative instruments were reported at their fair value $6,592 and $1,913 in accounts payable, accrued expenses, intangibles, and deferred revenues at December 31, 2019 and 2018, respectively, with a corresponding adjustment to OCL for the unrealized gains and losses (net of noncontrolling interest allocation). Over time, the unrealized gains and losses held in AOCI will be reclassified to earnings. This reclassification will correlate with the recognition of the hedged interest payments in earnings.
The table below presents the effect of the Company's derivative financial instruments on the consolidated statements of operations and comprehensive (loss) income for the years ended December 31, 2019, 2018 and 2017:

Derivatives in Cash Flow Hedging Relationships (Interest rate products)	Location of Gain or (Loss) Recognized in Income on Derivatives	For the Year Ended December 31,
		2019	2018	2017
Amount of Gain or (Loss) Recognized in OCI on Derivative		$(13,363)	$1,054	$1,256

Amount of Gain or (Loss) Reclassified from AOCI into Income	Interest expense	$(739)	$(2,338)	$1,145

The table below presents the effect of the Company's derivative financial instruments on the consolidated statements of operations for the years ended December 31, 2019, 2018 and 2017:

Effect of Cash Flow Hedges on Consolidated Statements of Operations	For the year ended December 31,
	2019	2018	2017
Total interest (expense) presented in the consolidated statements of operations in which the effects of cash flow hedges are recorded	$(153,382)	$(141,987)	$(126,541)

Amount of (gain) loss reclassified from accumulated other comprehensive (loss) income into interest expense	$(739)	$(2,338)	$1,145

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
As of December 31, 2019, the fair value of derivatives in a net liability position, plus accrued interest but excluding any adjustment for nonperformance risk, related to these agreements was $6,592. As of December 31, 2019, the Company has not posted any collateral related to these agreements. The Company is not in default with any of these provisions. If the Company had breached any of these provisions at December 31, 2019, it would have been required to settle its obligation under these agreements at their termination value of $6,592.

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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2019 and 2018, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
The tables below presents the Company’s net assets and (liabilities) measured at fair value as of December 31, 2019 and 2018 aggregated by the level in the fair value hierarchy within which those measurements fall:

	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2019
Derivative instruments, net	$—	$(6,592)	$—	$(6,592)

	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2018
Derivative instruments, net	$—	$7,393	$—	$7,393

8.	Equity
Preferred Stock
Series H Cumulative Redeemable Preferred Stock
On January 15, 2015, WPG Inc. issued 4,000,000 shares of 7.5% Series H Cumulative Redeemable Preferred Stock (the "Series H Preferred Shares"). Dividends accrue quarterly at an annual rate of 7.5% per share. WPG Inc. can redeem this series, in whole or in part, at a redemption price of $25.00 per share, plus accumulated and unpaid dividends. WPG L.P. issued to WPG Inc. a like number of preferred units as consideration for the Series H Preferred Shares and can redeem this series, in whole or in part, when WPG Inc. can redeem the Series H Preferred Shares at like terms. All shares remain issued and outstanding as of December 31, 2019 and 2018.
Series I Cumulative Redeemable Preferred Stock
On January 15, 2015, WPG Inc. issued 3,800,000 shares of 6.875% Series I Cumulative Redeemable Preferred Stock (the "Series I Preferred Shares"). Dividends accrue quarterly at an annual rate of 6.875% per share. WPG Inc. can redeem this series, in whole or in part, at a redemption price of $25.00 per share, plus accumulated and unpaid dividends. WPG L.P. issued to WPG Inc. a like number of preferred units as consideration for the Series I Preferred Shares and can redeem this series, in whole or in part, when WPG Inc. can redeem the Series I Preferred Shares at like terms. All shares remain issued and outstanding as of December 31, 2019 and 2018.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit, per share and per unit amounts and where indicated as in millions or billions)

Exchange Rights
Subject to the terms of the limited partnership agreement of WPG L.P., limited partners in WPG L.P. have, at their option, the right to exchange all or any portion of their units for shares of WPG Inc. common stock on a one‑for‑one basis or cash, as determined by WPG Inc. Therefore, the common units held by limited partners are considered by WPG Inc. to be share equivalents and classified as noncontrolling interests within permanent equity, and classified by WPG L.P. as permanent equity. The amount of cash to be paid if the exchange right is exercised and the cash option is selected will be based on the market value of WPG Inc.'s common stock as determined pursuant to the terms of the WPG L.P. Partnership Agreement. During the year ended December 31, 2017, WPG Inc. issued 314,577 shares of common stock to a limited partner of WPG L.P. in exchange for an equal number of units pursuant to the WPG L.P. Partnership Agreement. This transaction increased WPG Inc.’s ownership interest in WPG L.P. There were no similar transactions during the years ended December 31, 2019 and 2018. At December 31, 2019, WPG Inc. had reserved 34,682,956 shares of common stock for possible issuance upon the exchange of units held by limited partners.
The holders of the Series I-1 Preferred Units have, at their option, the right to have their units purchased by WPG L.P. subject to the satisfaction of certain conditions. Therefore, the Series I-1 Preferred Units are classified as redeemable noncontrolling interests outside of permanent equity.
Share Based Compensation
On May 28, 2014, the WPG Inc. Board of Directors (the "Board") adopted the Washington Prime Group, L.P. 2014 Stock Incentive Plan (the "2014 Plan"), which permitted the Company to grant awards to current and prospective directors, officers, employees and consultants of the Company or any affiliate. An aggregate of 10,000,000 shares of common stock were reserved for issuance, with a maximum number of awards to be granted to a participant in any calendar year of 500,000 shares/units. On May 16, 2019, the common shareholders of WPG Inc. approved the Washington Prime Group, L.P. 2019 Stock Incentive Plan (the "2019 Plan"), which replaced the 2014 Plan with respect to the issuance of new awards. The Board and its Compensation Committee (the "Committee") previously approved and adopted the 2019 Plan, subject to WPG Inc. common shareholder approval, during the Board and Committee's regular meetings in February 2019. An aggregate of 7,290,000 shares of common stock are reserved for issuance, excluding carryover shares from the 2014 Plan. Awards may be in the form of stock options, stock appreciation rights, restricted stock, restricted stock units ("RSUs") or other stock-based awards in WPG Inc., long term incentive units ("LTIP units" or "LTIPs") or performance units in WPG L.P. The 2019 Plan terminates on May 16, 2029.
Long Term Incentive Awards
Time Vested LTIP Awards
The Company has issued time-vested LTIP units ("Inducement LTIP Units") to certain executive officers and employees, pursuant to LTIP Unit Award Agreements between the Company and each of the grant recipients. These awards will vested and the related fair value was expensed over a four-year vesting period. During the years ended December 31, 2019, 2018 and 2017, the Company did not grant any Inducement LTIP Units. As of December 31, 2019, no Inducement LTIP Units were outstanding.
A summary of the Inducement LTIP Units and changes during the year ended December 31, 2019 is listed below:

	Activity for the Year Ended December 31,
	2019
	Inducement LTIP Units	Weighted Average Grant Date Fair Value
Outstanding unvested at beginning of year	12,832	$17.53
Units granted	—	$—
Units vested	(12,832)	$17.53
Units forfeited	—	$—
Outstanding unvested at end of year	—	$—

During the year ended December 31, 2018, 25,036 LTIP Units, with a weighted average grant date fair value per share of $17.97, vested. During the year ended December 31, 2017, 29,685 LTIP Units, with a weighted average grant date fair value per share of $18.33, vested.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit, per share and per unit amounts and where indicated as in millions or billions)

Annual Long-Term Incentive Awards
During the years ended December 31, 2019, 2018 and 2017, the Company approved the terms and conditions of the 2019, 2018, and 2017 annual awards (the "2019 Annual Long-Term Incentive Awards," "2018 Annual Long-Term Incentive Awards," and "2017 Annual Long-Term Incentive Awards," respectively) for certain executive officers and employees of the Company. Under the terms of the awards program, each participant is provided the opportunity to receive (i) time-based RSUs and (ii) performance-based stock units ("PSUs"). RSUs represent a contingent right to receive one WPG Inc. common share for each vested RSU. RSUs will vest in one-third installments on each annual anniversary of the respective Grant Date (as referenced below), subject to the participant's continued employment with the Company through each vesting date and the participant's continued compliance with certain applicable covenants. During the service period, dividend equivalents will be paid with respect to the RSUs corresponding to the amount of any dividends paid by WPG Inc. to WPG Inc.'s common shareholders for the applicable dividend payment dates. Compensation expense is recognized on a straight-line basis over the three years vesting term, except in instances that result in accelerated vesting due to severance arrangements.
With respect to PSUs awarded in connection with the annual awards, actual PSUs earned may range from 0%-150% of the PSUs allocated to the award recipient, based on the WPG Inc.'s total shareholder return ("TSR") compared to a peer group based on companies with similar assets and revenue over a three-year performance period that commenced on the respective Grant Date (as referenced below). During the performance period, dividend equivalents corresponding to the amount of any regular cash dividends paid by WPG Inc. to WPG Inc.’s common shareholders for the applicable dividend payment dates will accrue and be deemed reinvested in additional PSUs, which will be settled in common shares at the same time and only to the extent that the underlying PSU is earned and settled in common shares. Payout of the PSUs is also subject to the participant’s continued employment with the Company through the end of the performance period. The PSUs were valued through the use of a Monte Carlo model and the related compensation expense is recognized over the three-year performance period, except in instances that result in accelerated amortization due to severance arrangements.
The following table summarizes the issuance of the 2019 Annual Long-Term Incentive Awards, 2018 Annual Long-Term Incentive Awards, and 2017 Annual Long-Term Incentive Awards, respectively:

	2019 Annual Long-Term Incentive Awards	2018 Annual Long-Term Incentive Awards	2017 Annual Long-Term Incentive Awards
Grant Date	February 20, 2019	February 20, 2018	February 21, 2017
RSUs issued	572,163	587,000	358,198
Grant date fair value per unit	$5.77	$6.10	$9.58
PSUs issued	572,163	587,000	358,198
Grant date fair value per unit	$4.98	$4.88	$7.72

The following table summarizes the assumptions used to value the PSUs under a Monte Carlo simulation model:

	2019 Annual Long-Term Incentive Awards	2018 Annual Long-Term Incentive Awards	2017 Annual Long-Term Incentive Awards
Risk free rate	2.45%	2.39%	1.49%
Volatility	26.53%	24.70%	20.52%
Dividend yield	17.33%	16.39%	10.44%

Washington Prime Group Inc. and Washington Prime Group, L.P.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit, per share and per unit amounts and where indicated as in millions or billions)

During 2016, the Company approved the performance criteria and maximum dollar amount of the 2016 annual awards (the "2016 Annual Long-Term Incentive Awards"), that generally range from 30%-100% of actual base salary, for certain executive officers and employees of the Company. The number of awards was determined by converting the cash value of the award to a number of RSUs (the "Allocated RSUs") based on the closing price of WPG Inc.'s common shares for the final 15 trading days of 2016. Eventual recipients were eligible to receive a percentage of the Allocated RSUs based on the Company's performance on its strategic goals detailed in the Company's 2016 cash bonus plan and the Company's relative TSR compared to a peer group based on companies with similar assets and revenue. Payout for 50% of the Allocated RSUs was based on the Company's performance on the strategic goals and the payout on the remaining 50% was based on the Company's TSR performance. Both the strategic goal component as well as the TSR performance were achieved at target, resulting in a 100% payout. During the year ended December 31, 2017, the Company awarded 324,237 Allocated RSUs, with a grant date fair value of $2.2 million, related to the 2016 Annual Long-Term Incentive Awards, which will vest in one-third installments on each of February 21, 2018, 2019 and 2020, subject to the participant's continued employment with the Company through each vesting date and the participant's continued compliance with certain applicable covenants, except in instances that result in accelerated vesting due to severance arrangements.
The 2016 Annual Long-Term Incentive Awards that are based upon TSR were calculated using a Monte Carlo simulation model. The total amount of compensation to be recognized over the performance period, and the assumptions used to value the 2016 Annual Long-Term Incentive Awards are provided below:

2016
Fair value per share of Allocated RSUs/Units	$3.81
Total amount to be recognized over the performance period	$2,516
Risk free rate	0.44%
Volatility	31.40%
Dividend yield	10.05%

WPG Restricted Share Awards
The WPG Restricted Shares related to unvested restricted shares held by certain executive employees. During the year ended December 31, 2019, the remaining 9,033 of outstanding WPG Restricted Shares vested. There were no restricted shares granted during the years ended December 31, 2019, 2018 and 2017. The total original fair value of the restricted shares vested during the years ended December 31, 2019, 2018 and 2017 was $33, $391, and $2,182, respectively.
Other Compensation Arrangements
On August 2, 2019, in connection with the execution of an amended and restated employment agreement, the Committee granted Mr. Louis G. Conforti, the Company's Chief Executive Officer and Director, a retention award of 500,000 RSUs, with a grant date fair value of $1.8 million, and 500,000 PSUs, at target with a grant date fair value of $1.2 million, for his continued service through August 2, 2024. RSUs represent a contingent right to receive one WPG Inc. common share for each vested RSU. Dividend equivalents corresponding to the amount of any regular cash dividends paid by WPG Inc. to WPG Inc.’s common shareholders for the applicable dividend payment dates will accrue and be deemed reinvested in additional RSUs, which themselves will accrue dividend equivalents, and will be paid out if and when the underlying RSU vests. The RSUs will vest in one-third installments on August 2, 2022, 2023, and 2024, subject to Mr. Conforti's continued employment through such applicable date. Compensation expense is recognized on a straight-line basis over the five year vesting term.
Actual PSUs earned may range from 0%-200% of the PSUs awarded based on WPG Inc.'s annualized TSR over a three year performance period that commenced on August 2, 2019, provided Mr. Conforti's continued employment through the vesting date. Dividend equivalents corresponding to the amount of any regular cash dividends paid by WPG Inc. to WPG Inc.’s common shareholders for the applicable dividend payment dates will accrue and be deemed reinvested in additional PSUs, which themselves will accrue dividend equivalents, and will be earned when and if the underlying PSU vests. Earned PSUs, if any, vest in one-third installments on August 2, 2022, 2023, and 2024. The PSUs were valued through the use of a Monte Carlo model and the related compensation expense is recognized over the five years term on a graded-vesting basis based on the applicable vesting period of the PSUs.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit, per share and per unit amounts and where indicated as in millions or billions)

The following table summarizes the assumptions used to value the PSUs under a Monte Carlo simulation model:

August 2, 2019 PSU Grant
Risk free rate	1.66%
Volatility	37.27%
Dividend yield	27.93%

WPG Performance-Based Stock Unit Awards
The WPG PSUs primarily relate to the performance-based component of the annual long-term incentive awards issued to certain executive officers and employees of the Company, in addition to awards issued under employment agreements (see "Annual Long-Term Incentive Awards" and "Other Compensation Arrangements" sections above for additional details). A summary of the status of the WPG PSUs at December 31, 2019 and changes during the year are presented below:

	Activity for the Year Ended December 31,
	2019
	PSUs	Weighted Average Grant Date Fair Value
Outstanding unvested at beginning of year	883,601	$5.90
PSUs granted	1,072,163	$3.73
PSUs forfeited	(198,561)	$5.69
Outstanding unvested at end of year	1,757,203	$4.60

WPG RSU Awards
The Company issues RSUs to certain executive officers, employees, and non-employee directors of the Board. During the years ended December 31, 2019, 2018 and 2017, the Company issued 1,406,455, 812,440, and 843,435 RSUs, respectively. Of the 1,406,455 RSUs issued in 2019, 500,000 RSUs with a fair value of $1.8 million relates to Mr. Conforti's August 2, 2019 special grant and 572,163 RSUs with a fair value of $3.3 million relates to the annual long-term incentive award issuances that occurred in February 2019 (see "Annual Long-Term Incentive Awards" section above). Of the 812,440 RSUs issued in 2018, 587,000 RSUs with a fair value of $3.6 million relates to the annual long-term incentive award issuances that occurred in February 2018 (see "Annual Long-Term Incentive Awards" section above). Of the 843,435 RSUs issued in 2017, 682,435 RSUs with a fair value of $5.6 million relates to the annual long-term incentive award issuances that occurred in February 2017 (see "Annual Long-Term Incentive Awards" section above). The RSUs are service-based awards and the related fair value is expensed over the applicable service periods, except in instances that result in accelerated vesting due to severance arrangements.
The amount of compensation related to the unvested RSUs that we expect to recognize in future periods is $6.3 million over a weighted average period of 2.3 years.
A summary of the status of the WPG RSUs at December 31, 2019 and changes during the year are presented below:

	Activity for the Year Ended December 31,
	2019
	RSUs	Weighted Average Grant Date Fair Value
Outstanding unvested at beginning of year	1,569,313	$8.07
RSUs granted	1,406,455	$4.69
RSUs vested	(948,072)	$8.71
RSUs forfeited	(145,282)	$6.84
Outstanding unvested at end of year	1,882,414	$5.32

Washington Prime Group Inc. and Washington Prime Group, L.P.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit, per share and per unit amounts and where indicated as in millions or billions)

The weighted average grant date fair value per share of RSUs granted during the years ended December 31, 2019, 2018 and 2017 was $4.69, $6.28, and $8.07, respectively. The total fair value of the RSUs vested during the years ended December 31, 2019, 2018 and 2017 was $8,254, $3,320, and $1,128, respectively.
Stock Options
Options granted under the Company's Plan generally vest over a three years period, with options exercisable at a rate of 33.3% per annum beginning with the first anniversary of the grant date. These options were valued using the Black-Scholes pricing model and the expense associated with these options are amortized over the requisite vesting period. There were no options granted during the years ended December 31, 2019, 2018 and 2017.
A summary of the status of the Company's option plans at December 31, 2019 and changes during the year are listed below:

	Activity for the Year Ended December 31,
	2019
	Stock Options	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	679,741	$2.08
Options granted	—	$—
Options exercised	(391)	$14.46
Options forfeited/expired	(78,061)	$2.64
Outstanding at end of year	601,289	$2.02

The following table summarizes information regarding the options outstanding at December 31, 2019:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2019	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2019	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$5.76	13,583	0.2	$5.76	13,583	0.2	$5.76
$11.97	30,415	1.3	$11.97	30,415	1.3	$11.97
$12.67	48,373	2.4	$12.67	48,373	2.4	$12.67
$16.56	94,420	3.4	$16.56	94,420	3.4	$16.56
$13.10	61,498	4.3	$13.10	61,498	4.3	$13.10
$14.28	198,000	5.4	$14.28	198,000	5.4	$14.28
$9.95	155,000	6.4	$9.95	155,000	6.4	$9.95
	601,289	4.6	$12.96	601,289	4.6	$12.96

The following table summarizes the aggregate intrinsic value of options that are: outstanding, exercisable and exercised. It also depicts the fair value of options that have vested.

For the Year Ended December 31,
2019
Aggregate intrinsic value of options outstanding	$—
Aggregate intrinsic value of options exercisable	$—
Aggregate intrinsic value of options exercised	$1
Aggregate fair value of options vested	$32

The aggregate intrinsic value of options that exercised and the aggregate fair value of options that vested during the year ended December 31, 2018 was $0 and $154, respectively. The aggregate intrinsic value of options that exercised and the aggregate fair value of options that vested during the year ended December 31, 2017 was $12 and $187, respectively.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit, per share and per unit amounts and where indicated as in millions or billions)

Share Award Related Compensation Expense
During the years ended December 31, 2019, 2018 and 2017, the Company recorded share award related compensation expense pertaining to the award and option plans noted above of $7.8 million, $8.3 million, and $6.4 million in general and administrative and property operating expense within the consolidated statements of operations and comprehensive (loss) income. In certain instances, employment agreements and stock compensation programs provide for accelerated vesting when executives are terminated without cause. Additionally, the Committee may, in its discretion, accelerate the vesting for retiring Board members.
Distributions
During the years ended December 31, 2019 and 2018, the Board declared common share/unit dividends of $1.00 per common share/unit, respectively.

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
Lease Commitments
As of December 31, 2019, a total of four consolidated properties are subject to ground leases. The termination dates of these ground leases range from 2026 to 2076. These ground leases generally require us to make fixed annual rental payments, or a fixed annual rental plus a percentage rent component based upon the revenues or total sales of the property. Some of these leases also include escalation clauses and renewal options. We incurred ground lease expense, which is included in ground rent in the accompanying consolidated statements of operations and comprehensive (loss) income, for the years ended December 31, 2019, 2018 and 2017 of $837, $789 and $2,438, respectively, of which $20, $50 and $100 related to straight-line rent expense, respectively. Additionally, the Company has two material office leases and one material garage lease. The termination dates of these leases range from 2023 to 2026. These leases generally require us to make fixed annual rental payments, plus our share of common-area maintenance expense and real estate taxes and insurance. We incurred lease expense, which is included in general and administrative expenses in the accompanying consolidated statements of operations and comprehensive (loss) income, for the years ended December 31, 2019, 2018 and 2017 of $2,609, $2,668, and $2,397, respectively. On January 1, 2019, we recorded a lease liability and corresponding ROU asset of approximately $14.4 million. The weighted average remaining lease term for our consolidated operating leases was 18.5 years and the weighted average discount rate for determining the lease liabilities was 8.7% at January 1, 2019. The discount rates utilized in calculating the lease liabilities represents our estimate of the Company's incremental borrowing rate over the terms that correspond to the leases.
Future minimum lease payments due under these leases for each of the next five years and thereafter, excluding applicable extension options, as of December 31, 2019 are as follows:

2020	$2,049
2021	2,069
2022	2,099
2023	1,427
2024	999
Thereafter	20,378
Total lease payments	29,021
Less: Discount	16,107
Present value of lease liabilities	$12,914

Washington Prime Group Inc. and Washington Prime Group, L.P.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit, per share and per unit amounts and where indicated as in millions or billions)

The weighted average remaining lease term for our consolidated operating leases was 19.2 years and the weighted average discount rate for determining the lease liabilities was 8.7% at December 31, 2019. We had no financing leases as of December 31, 2019.

10.	Related Party Transactions
Hannah Laikin
During year ended December 31, 2019, an affiliate of WPG L.P. employed Mrs. Hannah Laikin, the daughter-in-law of our Chairman of the Board, Robert J. Laikin, in a non-executive role as Director, Special Projects. Mrs. Laikin's compensation for the year ended December 31, 2019 was approximately $0.2 million. Mrs. Laikin is not an executive officer of the Company or any of its affiliates, but she is included in the Company’s count of its full-time employees as of the December 31, 2019. Mrs. Laikin’s place of employment is the Company’s Indianapolis, Indiana corporate office in the Leasing Department. Ms. Laikin has no direct reports and reports to the Company’s Chief Executive Officer. Mrs. Laikin is an at-will employee. Mrs. Laikin’s employment with the Company was approved by the Board’s Audit Committee after review of her relationship with our Chairman of the Board. Our Audit Committee does not expect this relationship to impair Mr. Laikin’s independence status because Mrs. Laikin is not an executive officer of the Company.
Consulting Agreement with Mark S. Ordan
Mr. Mark S. Ordan served as a member of the Board until May 18, 2017 at which time his term on the Board expired and he retired from service. During 2017, Mr. Ordan and the Company were parties to a consulting agreement in which Mr. Ordan provided consulting services to the Company for a fee. The agreement was terminated on May 28, 2017, and the Company paid Mr. Ordan approximately $0.2 million during 2017. The Company has no further payment obligations under the agreement.

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
The following table sets forth the computation of WPG Inc.'s basic and diluted (loss) earnings per common share:

	For the Year Ended December 31,
	2019	2018	2017
(Loss) Earnings Per Common Share, Basic:
Net (loss) income attributable to common shareholders - basic	$(9,758)	$79,572	$183,031
Weighted average shares outstanding - basic	188,445,434	187,696,339	186,829,385
(Loss) earnings per common share, basic	$(0.05)	$0.42	$0.98

(Loss) Earnings Per Common Share, Diluted:
Net (loss) income attributable to common shareholders - basic	$(9,758)	$79,572	$183,031
Net (loss) income attributable to common unitholders	(1,799)	14,735	34,222
Net (loss) income attributable to common shareholders - diluted	$(11,557)	$94,307	$217,253
Weighted average common shares outstanding - basic	188,445,434	187,696,339	186,829,385
Weighted average operating partnership units outstanding	34,730,014	34,703,770	34,808,890
Weighted average additional dilutive securities outstanding	—	603,674	337,508
Weighted average common shares outstanding - diluted	223,175,448	223,003,783	221,975,783
(Loss) earnings per common share, diluted	$(0.05)	$0.42	$0.98

Washington Prime Group Inc. and Washington Prime Group, L.P.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit, per share and per unit amounts and where indicated as in millions or billions)

For the years ended December 31, 2019, 2018 and 2017, additional potentially dilutive securities include contingently-issuable outstanding stock options, restricted stock units, and performance based components of annual or special arrangement awards. For the year ended December 31, 2019, the potential dilutive effect of 601,289 contingently-issuable outstanding stock options, 571,074 restricted stock units, and 1,763,265 performance based components of annual or special arrangement awards were excluded as their inclusion would be anti-dilutive. We accrue distributions when they are declared.
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
The following table sets forth the computation of WPG L.P.'s basic and diluted (loss) earnings per common unit:

	For the Year Ended December 31,
	2019	2018	2017
(Loss) Earnings Per Common Unit, Basic and Diluted:
Net (loss) income attributable to common unitholders - basic and diluted	$(11,557)	$94,307	$217,253
Weighted average common units outstanding - basic	223,175,448	222,400,109	221,638,275
Weighted average additional dilutive securities outstanding	—	603,674	337,508
Weighted average shares outstanding - diluted	223,175,448	223,003,783	221,975,783
(Loss) earnings per common unit, basic and diluted	$(0.05)	$0.42	$0.98

For the years ended December 31, 2019, 2018 and 2017, additional potentially dilutive securities include contingently-issuable outstanding stock options, restricted stock units, and performance based components of annual or special arrangement awards. For the year ended December 31, 2019, the potential dilutive effect of 601,289 contingently-issuable outstanding stock options, 571,074 restricted stock units, and 1,763,265 performance based components of annual or special arrangement awards were excluded as their inclusion would be anti-dilutive. We accrue distributions when they are declared.

12.	Subsequent Events
On January 14, 2020, we completed the sale of Matteson Plaza to an unaffiliated private real estate investor for a purchase price of $1.1 million. The net proceeds of $0.4 million was used for general corporate purposes.
On January 24, 2020, we purchased an anchor parcel at Southgate Mall for a purchase price of $10.0 million, which was funded by borrowings on the Revolver.
On January 31, 2020, we completed the sale of Dekalb Plaza, located in King of Prussia, Pennsylvania, to an unaffiliated private real estate investor for a purchase price of $13.6 million. The net proceeds of $13.4 million was used to fund ongoing redevelopment efforts and general corporate purposes.
On February 25, 2020, the Board declared common share/unit dividends of $0.125 per common share/unit. The dividend is payable on March 16, 2020 to shareholders/unitholders of record on March 9, 2020.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit, per share and per unit amounts and where indicated as in millions or billions)

13.	Quarterly Financial Data (Unaudited)
Quarterly 2019 and 2018 data is summarized in the table below. Quarterly amounts may not sum to annual amounts due to rounding.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2019
Total revenue	$168,823	$161,434	$161,204	$170,023
Net (loss) income	$(2,563)	$(16,880)	$(1,665)	$23,868
Washington Prime Group Inc.:
Net (loss) income attributable to the Company	$(1,667)	$(13,754)	$(913)	$20,608
Net (loss) income attributable to common shareholders	$(5,175)	$(17,262)	$(4,421)	$17,100
(Loss) earnings per common share—basic and diluted	$(0.03)	$(0.09)	$(0.02)	$0.09
Washington Prime Group, L.P.:
Net (loss) income attributable to unitholders	$(2,563)	$(16,880)	$(1,665)	$23,868
Net (loss) income attributable to common unitholders	$(6,131)	$(20,448)	$(5,233)	$20,255
(Loss) earnings per common unit—basic and diluted	$(0.03)	$(0.09)	$(0.02)	$0.09
2018
Total revenue	$176,994	$178,117	$179,419	$182,949
Net income	$20,185	$15,519	$4,115	$68,836
Washington Prime Group Inc.:
Net income attributable to the Company	$17,524	$13,594	$3,971	$58,515
Net income attributable to common shareholders	$14,016	$10,086	$463	$55,007
Earnings per common share—basic and diluted	$0.07	$0.05	$0.00	$0.29
Washington Prime Group, L.P.:
Net income attributable to unitholders	$20,185	$15,519	$4,115	$68,836
Net income attributable to common unitholders	$16,617	$11,951	$547	$65,192
Earnings per common unit—basic and diluted	$0.07	$0.05	$0.00	$0.29

SCHEDULE III
Washington Prime Group Inc. and Washington Prime Group, L.P.
Real Estate and Accumulated Depreciation
December 31, 2019
(dollars in thousands)

			Initial Cost		Cost Capitalized Subsequent to Construction or Acquisition		Gross Amounts At Which Carried at Close of Period
Name	Location	Encumbrances(3)	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total(1)	Accumulated Depreciation(2)	Date of Construction or Acquisition
Enclosed Retail Properties
Anderson Mall	Anderson, SC	$17,307	$1,712	$15,227	$851	$20,033	$2,563	$35,260	$37,823	$25,221	1972
Ashland Town Center	Ashland, KY	35,954	13,462	68,367	(396)	4,591	13,066	72,958	86,024	15,825	2015
Bowie Town Center	Bowie (Wash, D.C.), MD	—	2,479	60,322	236	10,245	2,715	70,567	73,282	41,583	2001
Boynton Beach Mall	Boynton Beach (Miami), FL	—	22,240	78,804	6,977	33,867	29,217	112,671	141,888	77,075	1996
Brunswick Square	East Brunswick (New York), NJ	69,737	8,436	55,838	—	35,675	8,436	91,513	99,949	60,201	1996
Charlottesville Fashion Square	Charlottesville, VA	45,146	—	54,738	—	10,617	—	65,355	65,355	45,883	1997
Chautauqua Mall	Lakewood, NY	—	3,116	9,641	(2,171)	13,455	945	23,096	24,041	18,336	1996
Chesapeake Square Theater	Chesapeake (VA Beach), VA	—	628	9,536	—	(738)	628	8,798	9,426	2,466	1996
Clay Terrace	Carmel (Indianapolis), IN	—	39,030	115,207	43	11,686	39,073	126,893	165,966	26,861	2014
Cottonwood Mall	Albuquerque, NM	95,283	10,122	69,958	5,042	25,803	15,164	95,761	110,925	52,330	1996
Dayton Mall	Dayton, OH	79,092	10,899	160,723	3,607	12,092	14,506	172,815	187,321	27,557	2015
Edison Mall(4)	Fort Myers, FL	—	11,529	107,350	—	35,306	11,529	142,656	154,185	85,118	1997
Georgesville Square	Columbus, OH	—	720	—	—	—	720	—	720	—	2015
Grand Central Mall	Parkersburg, WV	38,748	18,956	89,736	—	23,410	18,956	113,146	132,102	33,126	2015
Great Lakes Mall(4)	Mentor (Cleveland), OH	—	12,302	100,362	(121)	54,357	12,181	154,719	166,900	84,271	1996
Indian Mound Mall	Newark, OH	—	7,109	19,205	(252)	2,938	6,857	22,143	29,000	5,796	2015
Irving Mall(4)	Irving (Dallas), TX	—	6,737	17,479	2,533	45,472	9,270	62,951	72,221	44,971	1971
Jefferson Valley Mall(4)	Yorktown Heights (New York), NY	—	4,868	30,304	—	71,433	4,868	101,737	106,605	52,653	1983
Lima Mall	Lima, OH	—	7,659	35,338	—	16,805	7,659	52,143	59,802	34,495	1996
Lincolnwood Town Center	Lincolnwood (Chicago), IL	47,524	7,834	63,480	—	20,627	7,834	84,107	91,941	58,657	1990
Lindale Mall	Cedar Rapids, IA	—	14,106	58,286	(1,243)	14,674	12,863	72,960	85,823	26,923	1998
Longview Mall	Longview, TX	—	259	3,567	3,319	22,454	3,578	26,021	29,599	9,567	1978
Mall at Fairfield Commons, The	Beavercreek, OH	—	18,194	175,426	(687)	33,947	17,507	209,373	226,880	37,854	2015
Maplewood Mall	St. Paul (Minneapolis), MN	—	17,119	80,758	—	27,121	17,119	107,879	124,998	57,521	2002
Markland Mall	Kokomo, IN	—	—	7,568	2,883	30,399	2,883	37,967	40,850	13,690	1968
Melbourne Square	Melbourne, FL	—	15,762	55,891	3,650	38,206	19,412	94,097	113,509	56,346	1996
Mesa Mall	Grand Junction, CO	—	12,784	80,639	(1,717)	9,084	11,067	89,723	100,790	37,383	1998

			Initial Cost		Cost Capitalized Subsequent to Construction or Acquisition		Gross Amounts At Which Carried at Close of Period
Name	Location	Encumbrances(3)	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total(1)	Accumulated Depreciation(2)	Date of Construction or Acquisition
Morgantown Mall	Morgantown, WV	—	10,219	77,599	—	3,017	10,219	80,616	90,835	17,211	2015
Muncie Mall	Muncie, IN	33,132	172	5,776	48	29,111	220	34,887	35,107	24,981	1970
New Towne Mall	New Philadelphia, OH	—	3,172	33,112	(2,046)	(9,517)	1,126	23,595	24,721	10,827	2015
Northtown Mall	Blaine, MN	—	18,603	57,341	—	7,864	18,603	65,205	83,808	16,094	2015
Northwoods Mall	Peoria, IL	—	1,185	12,779	3,021	55,438	4,206	68,217	72,423	41,792	1983
Oak Court Mall	Memphis, TN	36,260	15,673	57,304	—	14,347	15,673	71,651	87,324	54,577	1997
Orange Park Mall	Orange Park (Jacksonville), FL	—	12,998	65,121	(267)	49,366	12,731	114,487	127,218	73,955	1994
Outlet Collection® | Seattle, The	Auburn (Seattle), WA	—	38,751	107,094	—	17,496	38,751	124,590	163,341	26,508	2015
Paddock Mall	Ocala, FL	—	11,198	39,727	—	24,741	11,198	64,468	75,666	37,789	1996
Port Charlotte Town Center	Port Charlotte, FL	41,207	5,471	58,570	—	19,099	5,471	77,669	83,140	53,247	1996
Rolling Oaks Mall	San Antonio, TX	—	1,929	38,609	—	17,074	1,929	55,683	57,612	40,334	1988
Southern Hills Mall	Sioux City, IA	—	15,025	75,984	3,825	7,149	18,850	83,133	101,983	31,943	1998
Southern Park Mall	Youngstown, OH	—	16,982	77,767	(236)	41,669	16,746	119,436	136,182	77,358	1996
Southgate Mall	Missoula, MT	35,000	17,040	35,896	—	1,526	17,040	37,422	54,462	2,985	2018
Sunland Park Mall	El Paso, TX	—	2,896	28,900	(524)	7,129	2,372	36,029	38,401	29,627	1988
Town Center at Aurora®	Aurora (Denver), CO	51,250	9,959	56,832	9,975	60,151	19,934	116,983	136,917	86,012	1998
Waterford Lakes Town Center	Orlando, FL	178,526	8,679	72,836	—	29,984	8,679	102,820	111,499	62,449	1999
Weberstown Mall	Stockton, CA	65,000	9,909	92,589	—	5,164	9,909	97,753	107,662	18,306	2015
Westminster Mall	Westminster (Los Angeles), CA	76,776	43,464	84,709	(180)	43,343	43,284	128,052	171,336	72,662	1998
WestShore Plaza	Tampa, FL	—	53,904	120,191	3,668	13,509	57,572	133,700	191,272	21,665	2015
Open Air Properties
Bloomingdale Court	Bloomingdale (Chicago), IL	—	8,422	26,184	(551)	18,925	7,871	45,109	52,980	31,347	1987
Bowie Town Center Strip	Bowie (Wash, D.C.), MD	—	231	4,597	—	1,063	231	5,660	5,891	2,952	2001
Canyon View Marketplace	Grand Junction, CO	5,120	1,370	9,570	—	120	1,370	9,690	11,060	1,379	2015
Chesapeake Center	Chesapeake (Virginia Beach), VA	—	4,410	11,241	—	1,639	4,410	12,880	17,290	10,830	1996
Concord Mills Marketplace	Concord (Charlotte), NC	16,000	8,036	21,167	—	1,043	8,036	22,210	30,246	6,676	2007
Countryside Plaza	Countryside (Chicago), IL	—	332	8,507	2,554	12,403	2,886	20,910	23,796	14,182	1977
Dare Centre	Kill Devil Hills, NC	—	—	5,702	—	2,700	—	8,402	8,402	4,632	2004
DeKalb Plaza	King of Prussia (Philadelphia), PA	—	1,955	3,405	—	1,512	1,955	4,917	6,872	2,928	2003
Empire East	Sioux Falls, SD	—	3,350	10,552	—	4,115	3,350	14,667	18,017	4,210	1998
Fairfax Court	Fairfax (Wash, D.C.), VA	—	8,078	34,997	(647)	2,124	7,431	37,121	44,552	8,348	2014
Fairfield Town Center	Houston, TX	—	4,745	5,044	3,371	46,115	8,116	51,159	59,275	5,921	2014
Forest Plaza	Rockford, IL	30,250	4,132	16,818	453	13,099	4,585	29,917	34,502	19,004	1985
Gaitway Plaza	Ocala, FL	—	5,445	26,687	—	3,681	5,445	30,368	35,813	7,096	2014
Greenwood Plus	Greenwood (Indianapolis), IN	—	1,129	1,792	(57)	4,970	1,072	6,762	7,834	4,852	1979

			Initial Cost		Cost Capitalized Subsequent to Construction or Acquisition		Gross Amounts At Which Carried at Close of Period
Name	Location	Encumbrances(3)	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total(1)	Accumulated Depreciation(2)	Date of Construction or Acquisition
Henderson Square	King of Prussia (Philadelphia), PA	—	4,223	15,124	—	1,277	4,223	16,401	20,624	7,793	2003
Keystone Shoppes	Indianapolis, IN	—	—	4,232	2,118	5,630	2,118	9,862	11,980	4,671	1997
Lake Plaza	Waukegan (Chicago), IL	—	2,487	6,420	—	2,736	2,487	9,156	11,643	6,165	1986
Lake View Plaza	Orland Park (Chicago), IL	—	4,702	17,543	(89)	18,812	4,613	36,355	40,968	24,658	1986
Lakeline Plaza	Cedar Park (Austin), TX	49,710	5,822	30,875	—	15,906	5,822	46,781	52,603	26,549	1998
Lima Center	Lima, OH	—	1,781	5,151	—	10,060	1,781	15,211	16,992	10,964	1996
Lincoln Crossing	O'Fallon (St. Louis), IL	—	674	2,192	—	9,792	674	11,984	12,658	4,348	1990
MacGregor Village	Cary, NC	—	502	8,891	—	11,374	502	20,265	20,767	5,246	2004
Mall of Georgia Crossing	Buford (Atlanta), GA	21,680	9,506	32,892	—	3,396	9,506	36,288	45,794	21,447	1999
Markland Plaza	Kokomo, IN	—	206	738	—	8,374	206	9,112	9,318	5,245	1974
Martinsville Plaza	Martinsville, VA	—	—	584	—	3,070	—	3,654	3,654	546	1967
Matteson Plaza	Matteson (Chicago), IL	—	1,771	9,737	(1,152)	202	619	9,939	10,558	9,939	1988
Muncie Towne Plaza	Muncie, IN	10,550	267	10,509	86	3,931	353	14,440	14,793	8,940	1998
North Ridge Shopping Center	Raleigh, NC	11,500	385	12,826	—	7,926	385	20,752	21,137	8,016	2004
Northwood Plaza	Fort Wayne, IN	—	148	1,414	—	3,955	148	5,369	5,517	3,389	1974
Plaza at Buckland Hills, The	Manchester, CT	—	17,355	43,900	(281)	8,901	17,074	52,801	69,875	8,844	2014
Richardson Square	Richardson (Dallas), TX	—	6,285	—	990	14,672	7,275	14,672	21,947	6,691	1996
Rockaway Commons	Rockaway (New York), NJ	—	5,149	26,435	(117)	16,960	5,032	43,395	48,427	21,855	1998
Rockaway Town Plaza	Rockaway (New York), NJ	—	—	18,698	2,225	5,583	2,225	24,281	26,506	10,897	2004
Royal Eagle Plaza	Coral Springs (Miami), FL	—	2,153	24,216	(152)	11,955	2,001	36,171	38,172	8,019	2014
Shops at North East Mall, The	Hurst (Dallas), TX	—	12,541	28,177	402	7,989	12,943	36,166	49,109	25,566	1999
St. Charles Towne Plaza	Waldorf (Wash, D.C.), MD	—	8,216	18,993	(62)	10,907	8,154	29,900	38,054	19,065	1987
Tippecanoe Plaza	Lafayette, IN	—	—	745	234	5,857	234	6,602	6,836	4,425	1974
University Center	Mishawaka, IN	—	2,119	8,365	—	5,178	2,119	13,543	15,662	10,795	1996
University Town Plaza	Pensacola, FL	—	6,009	26,945	(579)	773	5,430	27,718	33,148	10,173	2013
Village Park Plaza	Carmel (Indianapolis), IN	—	19,565	51,873	(935)	2,643	18,630	54,516	73,146	15,896	2014
Washington Plaza	Indianapolis, IN	—	263	1,833	—	3,329	263	5,162	5,425	4,403	1996
West Ridge Outlots	Topeka, KS	—	1,376	4,560	39	(2,845)	1,415	1,715	3,130	1,247	1988
West Town Corners	Altamonte Springs (Orlando), FL	—	6,821	24,603	(174)	8,355	6,647	32,958	39,605	7,705	2014
Westland Park Plaza	Orange Park (Jacksonville), FL	—	5,576	8,775	—	276	5,576	9,051	14,627	2,520	2014
White Oaks Plaza	Springfield, IL	26,490	3,169	14,267	63	10,713	3,232	24,980	28,212	14,589	1986
Whitehall Mall	Whitehall, PA	—	8,500	28,512	—	5,037	8,500	33,549	42,049	9,728	2014
Wolf Ranch	Georgetown (Austin), TX	—	21,999	51,547	(186)	16,604	21,813	68,151	89,964	33,695	2005
Other Developments		—	—	—	—	9,953	—	9,953	9,953	—
		$1,117,242	$776,496	$3,550,321	$47,391	$1,424,009	$823,887	$4,974,330	$5,798,217	$2,320,417

Washington Prime Group Inc. and Washington Prime Group, L.P.
Notes to Schedule III
December 31, 2019
(dollars in thousands)

(1)	Reconciliation of Real Estate Properties:
The changes in real estate assets (which excludes furniture, fixtures and equipment) for the years ended December 31, 2019, 2018 and 2017 are as follows:

	2019	2018	2017
Balance, beginning of year	$5,817,153	$5,715,996	$6,205,387
Acquisitions	10,899	72,647	14,366
Improvements	178,669	143,123	135,713
Disposals*	(208,504)	(114,613)	(639,470)
Balance, end of year	$5,798,217	$5,817,153	$5,715,996

*Primarily represents properties that have been deconsolidated upon sale of controlling interest, sold properties and fully depreciated assets which have been disposed. Further, includes impairment charges of $35,256, $0, and $66,925 for the years ended December 31, 2019, 2018 and 2017, respectively.
The following reconciles investment properties at cost per the consolidated balance sheet to the balance per Schedule III as of December 31, 2019:

2019
Investment properties at cost	$5,902,406
Less: furniture, fixtures and equipment	(104,189)
Total cost per Schedule III	$5,798,217

The unaudited aggregate cost for federal income tax purposes of real estate assets presented was $4,665,380 as of December 31, 2019.

(2)	Reconciliation of Accumulated Depreciation:
The changes in accumulated depreciation and amortization for the years ended December 31, 2019, 2018 and 2017 are as follows:

	2019	2018	2017
Balance, beginning of year	$2,212,476	$2,076,948	$2,063,107
Depreciation expense	226,696	205,724	205,078
Disposals	(118,755)	(70,196)	(191,237)
Balance, end of year	$2,320,417	$2,212,476	$2,076,948

The following reconciles accumulated depreciation per the consolidated balance sheet to the balance per Schedule III as of December 31, 2019:

2019
Accumulated depreciation	$2,397,736
Less: furniture, fixtures and equipment	(77,319)
Total accumulated depreciation per Schedule III	$2,320,417

Depreciation of our investment in buildings and improvements reflected in the consolidated statements of operations is generally calculated over the estimated original lives of the assets as noted below:

•	Buildings and Improvements—typically 10-40 years for the structure, 15 years for landscaping and parking lot, and 10 years for HVAC equipment.

•	Tenant Allowances and Improvements—shorter of lease term or useful life.

(3)	Encumbrances represent face amount of mortgage debt and exclude any fair value adjustments and debt issuance costs.

(4)	Land is subject to a ground lease. See Note 6 - "Indebtedness" for additional details.