Form 10-Q
period 2020-03-31
WASHINGTON PRIME GROUP INC.; Washington Prime Group, L.P.
filed 2020-05-08
CIK 1594686, 1610911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020

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

Washington Prime Group Inc. Yes ☐  No ☒ Washington Prime Group, L.P. Yes ☐  No ☒

As of May 6, 2020, Washington Prime Group Inc. had 187,361,313 shares of common stock outstanding. Washington Prime Group, L.P. has no publicly traded equity and no common stock outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarter ended March 31, 2020 of Washington Prime Group® Inc. and Washington Prime Group®, L.P. Unless stated otherwise or the context requires otherwise, references to "WPG Inc." mean Washington Prime Group® Inc., an Indiana corporation, and references to "WPG L.P." mean Washington Prime Group®, L.P., an Indiana limited partnership, and its consolidated subsidiaries, in cases where it is important to distinguish between WPG Inc. and WPG L.P. We use the terms "WPG," the "Company," "we," "us," and "our" to refer to WPG Inc., WPG L.P., and entities in which WPG Inc. or WPG L.P. (or any affiliate) has a material interest on a consolidated basis, unless the context indicates otherwise.

WPG Inc. operates as a self-managed and self-administered real estate investment trust (“REIT”). WPG Inc. owns properties and conducts operations through WPG L.P., of which WPG Inc. is the sole general partner and of which it held approximately 84.6% of the partnership interests ("OP units") at March 31, 2020. The remaining OP units are owned by various limited partners. As the sole general partner of WPG L.P., WPG Inc. has the exclusive and complete responsibility for WPG L.P.’s day-to-day management and control. Management operates WPG Inc. and WPG L.P. as one enterprise. The management of WPG Inc. consists of the same persons who direct the management of WPG L.P. As general partner with control of WPG L.P., WPG Inc. consolidates WPG L.P. for financial reporting purposes, and WPG Inc. does not have significant assets other than its investment in WPG L.P. Therefore, the assets and liabilities of WPG Inc. and WPG L.P. are substantially the same on their respective consolidated financial statements and the disclosures of WPG Inc. and WPG L.P. also are substantially similar.
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

WASHINGTON PRIME GROUP INC. AND WASHINGTON PRIME GROUP, L.P.
FORM 10-Q

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements
Washington Prime Group Inc.
Unaudited Consolidated Balance Sheets
(dollars in thousands, except share and par value amounts)

	March 31, 2020	December 31, 2019
ASSETS:
Investment properties at cost	$5,918,633	$5,902,406
Less: accumulated depreciation	2,411,754	2,397,736
	3,506,879	3,504,670
Cash and cash equivalents	39,614	41,421
Tenant receivables and accrued revenue, net	81,271	82,762
Investment in and advances to unconsolidated entities, at equity	416,949	417,092
Deferred costs and other assets	202,081	205,034
Total assets	$4,246,794	$4,250,979
LIABILITIES:
Mortgage notes payable	$1,111,344	$1,115,608
Notes payable	708,420	957,566
Unsecured term loans	686,926	686,642
Revolving credit facility	524,430	204,145
Other indebtedness	97,907	97,601
Accounts payable, accrued expenses, intangibles, and deferred revenues	242,904	260,904
Distributions payable	3,323	3,252
Cash distributions and losses in unconsolidated entities, at equity	—	15,421
Total liabilities	3,375,254	3,341,139
Redeemable noncontrolling interests	3,265	3,265
EQUITY:
Stockholders' Equity:
Series H Cumulative Redeemable Preferred Stock, $0.0001 par value, 4,000,000 shares issued and outstanding as of March 31, 2020 and December 31, 2019	104,251	104,251
Series I Cumulative Redeemable Preferred Stock, $0.0001 par value, 3,800,000 shares issued and outstanding as of March 31, 2020 and December 31, 2019	98,325	98,325
Common stock, $0.0001 par value, 350,000,000 shares authorized; 187,353,485 and 186,884,276 issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	19	19
Capital in excess of par value	1,257,040	1,254,771
Accumulated deficit	(675,935)	(655,492)
Accumulated other comprehensive loss	(18,588)	(5,525)
Total stockholders' equity	765,112	796,349
Noncontrolling interests	103,163	110,226
Total equity	868,275	906,575
Total liabilities, redeemable noncontrolling interests and equity	$4,246,794	$4,250,979

The accompanying notes are an integral part of these statements.

Washington Prime Group Inc.
Unaudited Consolidated Statements of Operations and Comprehensive Loss
(dollars in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2020	2019
REVENUE:
Rental income	$147,233	$163,273
Other income	5,367	5,550
Total revenues	152,600	168,823
EXPENSES:
Property operating	37,280	39,429
Depreciation and amortization	59,704	66,378
Real estate taxes	20,252	22,114
Advertising and promotion	1,804	1,893
General and administrative	12,264	14,125
Ground rent	122	203
Impairment loss	1,319	—
Total operating expenses	132,745	144,142

Interest expense, net	(38,635)	(36,830)
Gain on disposition of interests in properties, net	26,755	9,990
Income and other taxes	617	(356)
Loss from unconsolidated entities, net	(1,032)	(48)
NET INCOME (LOSS)	7,560	(2,563)
Net income (loss) attributable to noncontrolling interests	677	(896)
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	6,883	(1,667)
Less: Preferred share dividends	(3,508)	(3,508)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$3,375	$(5,175)

INCOME (LOSS) PER COMMON SHARE, BASIC & DILUTED	$0.02	$(0.03)

COMPREHENSIVE LOSS:
Net income (loss)	$7,560	$(2,563)
Unrealized loss on interest rate derivative instruments, net	(15,446)	(5,110)
Comprehensive loss	(7,886)	(7,673)
Comprehensive loss attributable to noncontrolling interests	(1,706)	(1,688)
Comprehensive loss attributable to common shareholders	$(6,180)	$(5,985)

The accompanying notes are an integral part of these statements.

Washington Prime Group Inc.
Unaudited Consolidated Statements of Cash Flows
(dollars in thousands)

	For the Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$7,560	$(2,563)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization, including fair value rent, fair value debt, deferred financing costs and equity-based compensation	60,753	65,270
Gain on disposition of interests in properties and outparcels, net	(26,755)	(9,990)
Impairment loss	1,319	—
Change in estimate of collectibility of rental income	5,291	2,980
Loss from unconsolidated entities, net	1,032	48
Distributions of income from unconsolidated entities	772	575
Changes in assets and liabilities:
Tenant receivables and accrued revenue, net	(3,075)	1,766
Deferred costs and other assets	(4,466)	(6,047)
Accounts payable, accrued expenses, deferred revenues and other liabilities	(32,419)	(39,388)
Net cash provided by operating activities	10,012	12,651
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net	(60,013)	(35,162)
Net proceeds from disposition of interests in properties and outparcels	17,239	12,084
Investments in unconsolidated entities	(3,225)	(3,273)
Distributions of capital from unconsolidated entities	1,555	7,727
Net cash used in investing activities	(44,444)	(18,624)
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to noncontrolling interest holders in properties	(51)	(66)
Redemption of limited partner units	(521)	—
Net proceeds from issuance of common shares, including common stock plans	—	1
Distributions on common and preferred shares/units	(31,628)	(59,336)
Proceeds from issuance of debt, net of transaction costs	350,973	75,000
Repayments of debt	(285,000)	(24,142)
Net cash provided by (used in) financing activities	33,773	(8,543)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(659)	(14,516)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	75,475	61,084
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$74,816	$46,568

The accompanying notes are an integral part of these statements.

Washington Prime Group Inc.
Unaudited Consolidated Statements of Equity
(dollars in thousands, except per share/unit amounts)

	For the Three Months Ended March 31, 2020
	Preferred Series H	Preferred Series I	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Non- Controlling Interests	Total Equity	Redeemable Non-Controlling Interests
Balance, December 31, 2019	$104,251	$98,325	$19	$1,254,771	$(655,492)	$(5,525)	$796,349	$110,226	$906,575	$3,265
Redemption of limited partner units	—	—	—	—	—	—	—	(521)	(521)	—
Other	—	—	—	(9)	—	—	(9)	—	(9)	—
Equity-based compensation	—	—	—	1,866	—	—	1,866	—	1,866	—
Adjustments to noncontrolling interests	—	—	—	412	—	—	412	(412)	—	—
Distributions on common shares/units ($0.125 per common share/unit)	—	—	—	—	(23,818)	—	(23,818)	(4,364)	(28,182)	—
Distributions declared on preferred shares	—	—	—	—	(3,508)	—	(3,508)	—	(3,508)	—
Other comprehensive loss	—	—	—	—	—	(13,063)	(13,063)	(2,383)	(15,446)	—
Net income, excluding $60 of distributions to preferred unitholders	—	—	—	—	6,883	—	6,883	617	7,500	—
Balance, March 31, 2020	$104,251	$98,325	$19	$1,257,040	$(675,935)	$(18,588)	$765,112	$103,163	$868,275	$3,265

	For the Three Months Ended March 31, 2019
	Preferred Series H	Preferred Series I	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity	Non- Controlling Interests	Total Equity	Redeemable Non-Controlling Interests
Balance, December 31, 2018	$104,251	$98,325	$19	$1,247,639	$(456,924)	$6,400	$999,710	$148,561	$1,148,271	$3,265
Other	—	—	—	(7)	—	—	(7)	—	(7)	—
Exercise of stock options	—	—	—	1	—	—	1	—	1	—
Equity-based compensation	—	—	—	1,778	—	—	1,778	37	1,815	—
Adjustments to noncontrolling interests	—	—	—	79	—	—	79	(79)	—	—
Distributions on common shares/units ($0.25 per common share/unit)	—	—	—	—	(47,088)	—	(47,088)	(8,746)	(55,834)	—
Distributions declared on preferred shares	—	—	—	—	(3,508)	—	(3,508)	—	(3,508)	—
Other comprehensive loss	—	—	—	—	—	(4,318)	(4,318)	(792)	(5,110)	—
Net loss, excluding $60 of distributions to preferred unitholders	—	—	—	—	(1,667)	—	(1,667)	(956)	(2,623)	—
Balance, March 31, 2019	$104,251	$98,325	$19	$1,249,490	$(509,187)	$2,082	$944,980	$138,025	$1,083,005	$3,265

The accompanying notes are an integral part of this statement.

Washington Prime Group, L.P.
Unaudited Consolidated Balance Sheets
(dollars in thousands, except unit amounts)

	March 31, 2020	December 31, 2019
ASSETS:
Investment properties at cost	$5,918,633	$5,902,406
Less: accumulated depreciation	2,411,754	2,397,736
	3,506,879	3,504,670
Cash and cash equivalents	39,614	41,421
Tenant receivables and accrued revenue, net	81,271	82,762
Investment in and advances to unconsolidated entities, at equity	416,949	417,092
Deferred costs and other assets	202,081	205,034
Total assets	$4,246,794	$4,250,979
LIABILITIES:
Mortgage notes payable	$1,111,344	$1,115,608
Notes payable	708,420	957,566
Unsecured term loans	686,926	686,642
Revolving credit facility	524,430	204,145
Other indebtedness	97,907	97,601
Accounts payable, accrued expenses, intangibles, and deferred revenues	242,904	260,904
Distributions payable	3,323	3,252
Cash distributions and losses in unconsolidated entities, at equity	—	15,421
Total liabilities	3,375,254	3,341,139
Redeemable noncontrolling interests	3,265	3,265
EQUITY:
Partners' Equity:
General partner
Preferred equity, 7,800,000 units issued and outstanding as of March 31, 2020 and December 31, 2019	202,576	202,576
Common equity, 187,353,485 and 186,884,276 units issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	562,536	593,773
Total general partners' equity	765,112	796,349
Limited partners, 34,506,965 and 34,682,956 units issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	102,181	109,193
Total partners' equity	867,293	905,542
Noncontrolling interests	982	1,033
Total equity	868,275	906,575
Total liabilities, redeemable noncontrolling interests and equity	$4,246,794	$4,250,979

The accompanying notes are an integral part of these statements.

Washington Prime Group, L.P.
Unaudited Consolidated Statements of Operations and Comprehensive Loss
(dollars in thousands, except per unit amounts)

	For the Three Months Ended March 31,
	2020	2019
REVENUE:
Rental income	$147,233	$163,273
Other income	5,367	5,550
Total revenues	152,600	168,823
EXPENSES:
Property operating	37,280	39,429
Depreciation and amortization	59,704	66,378
Real estate taxes	20,252	22,114
Advertising and promotion	1,804	1,893
General and administrative	12,264	14,125
Ground rent	122	203
Impairment loss	1,319	—
Total operating expenses	132,745	144,142

Interest expense, net	(38,635)	(36,830)
Gain on disposition of interests in properties, net	26,755	9,990
Income and other taxes	617	(356)
Loss from unconsolidated entities, net	(1,032)	(48)
NET INCOME (LOSS) ATTRIBUTABLE TO UNITHOLDERS	7,560	(2,563)
Less: Preferred unit distributions	(3,568)	(3,568)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON UNITHOLDERS	$3,992	$(6,131)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON UNITHOLDERS:
General partner	$3,375	$(5,175)
Limited partners	617	(956)
Net income (loss) attributable to common unitholders	$3,992	$(6,131)

INCOME (LOSS) PER COMMON UNIT, BASIC & DILUTED	$0.02	$(0.03)

COMPREHENSIVE LOSS:
Net income (loss)	$7,560	$(2,563)
Unrealized loss on interest rate derivative instruments, net	(15,446)	(5,110)
Comprehensive loss	$(7,886)	$(7,673)

The accompanying notes are an integral part of these statements.

Washington Prime Group, L.P.
Unaudited Consolidated Statements of Cash Flows
(dollars in thousands)

	For the Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$7,560	$(2,563)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization, including fair value rent, fair value debt, deferred financing costs and equity-based compensation	60,753	65,270
Gain on disposition of interests in properties and outparcels, net	(26,755)	(9,990)
Impairment loss	1,319	—
Change in estimate of collectibility of rental income	5,291	2,980
Loss from unconsolidated entities, net	1,032	48
Distributions of income from unconsolidated entities	772	575
Changes in assets and liabilities:
Tenant receivables and accrued revenue, net	(3,075)	1,766
Deferred costs and other assets	(4,466)	(6,047)
Accounts payable, accrued expenses, deferred revenues and other liabilities	(32,419)	(39,388)
Net cash provided by operating activities	10,012	12,651
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net	(60,013)	(35,162)
Net proceeds from disposition of interests in properties and outparcels	17,239	12,084
Investments in unconsolidated entities	(3,225)	(3,273)
Distributions of capital from unconsolidated entities	1,555	7,727
Net cash used in investing activities	(44,444)	(18,624)
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to noncontrolling interest holders in properties	(51)	(66)
Redemption of limited partner units	(521)	—
Net proceeds from issuance of common units, including equity-based compensation plans	—	1
Distributions to unitholders	(31,628)	(59,336)
Proceeds from issuance of debt, net of transaction costs	350,973	75,000
Repayments of debt	(285,000)	(24,142)
Net cash provided by (used in) financing activities	33,773	(8,543)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(659)	(14,516)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	75,475	61,084
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$74,816	$46,568

The accompanying notes are an integral part of these statements.

Washington Prime Group, L.P.
Unaudited Consolidated Statements of Equity
(dollars in thousands, except per unit amounts)

	For the Three Months Ended March 31, 2020
	General Partner
	Preferred	Common	Total	Limited Partners	Total Partners' Equity	Non- Controlling Interests	Total Equity	Redeemable Non-Controlling Interests
Balance, December 31, 2019	$202,576	$593,773	$796,349	$109,193	$905,542	$1,033	$906,575	$3,265
Redemption of limited partner units	—	—	—	(521)	(521)	—	(521)	—
Other	—	(9)	(9)	—	(9)	—	(9)	—
Equity-based compensation	—	1,866	1,866	—	1,866	—	1,866	—
Adjustments to limited partners' interests	—	412	412	(412)	—	—	—	—
Distributions on common units ($0.125 per common unit)	—	(23,818)	(23,818)	(4,313)	(28,131)	(51)	(28,182)	—
Distributions declared on preferred units	(3,508)	—	(3,508)	—	(3,508)	—	(3,508)	(60)
Other comprehensive loss	—	(13,063)	(13,063)	(2,383)	(15,446)	—	(15,446)	—
Net income	3,508	3,375	6,883	617	7,500	—	7,500	60
Balance, March 31, 2020	$202,576	$562,536	$765,112	$102,181	$867,293	$982	$868,275	$3,265

	For the Three Months Ended March 31, 2019
	General Partner
	Preferred	Common	Total	Limited Partners	Total Partners' Equity	Non- Controlling Interests	Total Equity	Redeemable Non-Controlling Interests
Balance, December 31, 2018	$202,576	$797,134	$999,710	$147,493	$1,147,203	$1,068	$1,148,271	$3,265
Other	—	(7)	(7)	—	(7)	—	(7)	—
Exercise of stock options	—	1	1	—	1	—	1	—
Equity-based compensation	—	1,778	1,778	37	1,815	—	1,815	—
Adjustments to limited partners' interests	—	79	79	(79)	—	—	—	—
Distributions on common units ($0.25 per common unit)	—	(47,088)	(47,088)	(8,684)	(55,772)	(62)	(55,834)	—
Distributions declared on preferred units	(3,508)	—	(3,508)	—	(3,508)	—	(3,508)	(60)
Other comprehensive loss	—	(4,318)	(4,318)	(792)	(5,110)	—	(5,110)	—
Net income (loss)	3,508	(5,175)	(1,667)	(956)	(2,623)	—	(2,623)	60
Balance, March 31, 2019	$202,576	$742,404	$944,980	$137,019	$1,081,999	$1,006	$1,083,005	$3,265

The accompanying notes are an integral part of this statement.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

1.	Organization
Washington Prime Group Inc. ("WPG Inc.") is an Indiana corporation that operates as a fully integrated, self‑administered and self‑managed real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended (the "Code"). WPG Inc. will generally qualify as a REIT for U.S. federal income tax purposes as long as it continues to distribute at least 90% of its REIT taxable income, exclusive of net capital gains, and satisfy certain other requirements. WPG Inc. will generally be allowed a deduction against its U.S. federal income tax liability for dividends paid by it to REIT shareholders, thereby reducing or eliminating any corporate level taxation to WPG Inc. Washington Prime Group, L.P. ("WPG L.P.") is WPG Inc.'s majority‑owned limited partnership subsidiary that owns, develops and manages, through its affiliates, all of WPG Inc.'s real estate properties and other assets. WPG Inc. is the sole general partner of WPG L.P. As of March 31, 2020, our assets consisted of material interests in 101 shopping centers in the United States, consisting of open air properties and enclosed retail properties, comprised of approximately 54 million square feet of managed gross leasable area.
Unless the context otherwise requires, references to "WPG," the "Company," "we," "us" or "our" refer to WPG Inc., WPG L.P. and entities in which WPG Inc. or WPG L.P. (or any affiliate) has a material ownership or financial interest, on a consolidated basis.
We derive our revenues primarily from retail tenant leases, including fixed minimum rent leases, overage and percentage rent leases based on tenants’ sales volumes, rent payments pursuant to the terms of offering property operating services to our tenants and others, including energy, waste handling and facility services, and reimbursements from tenants for certain recoverable costs such as property operating, real estate taxes, repair and maintenance, and advertising and promotional expenses.
We seek to enhance the performance of our properties and increase our revenues by, among other things, securing leases of anchor and inline tenant spaces, re‑developing or renovating existing properties to increase the leasable square footage, and increasing the productivity of occupied locations through aesthetic upgrades, re‑merchandising and/or changes to the retail use of the space.
Severance
During the three months ended March 31, 2020, and in response to the COVID-19 pandemic (as discussed in Note 2 - "Basis of Presentation and Principles of Consolidation"), the Company recorded aggregate severance costs of $0.1 million related to workforce reductions, which costs are included in general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss for period then ended.
On February 5, 2019, the Company's then Executive Vice President, Head of Open Air Centers was terminated without cause from his position and received severance payments and other benefits pursuant to the terms and conditions of his employment agreement. In addition, the Company terminated, without cause, additional non-executive personnel in the Property Management department as part of an effort to reduce overhead costs. In connection with and as part of these management changes, the Company recorded aggregate severance charges of $1.9 million, including $0.1 million of non-cash stock compensation in the form of accelerated vesting of equity incentive awards, which costs are included in general and administrative expense in the accompanying consolidated statements of operations and comprehensive loss for the three months ended March 31, 2019.

2.	Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The consolidated balance sheets as of March 31, 2020 and December 31, 2019 include the accounts of WPG Inc. and WPG L.P., as well as their majority owned and controlled subsidiaries. The accompanying consolidated statements of operations include the consolidated accounts of the Company. All intercompany transactions have been eliminated in consolidation. Due to the seasonal nature of certain operational activities, the results for the interim period ended March 31, 2020 are not necessarily indicative of the results to be expected for the full year.
These consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by GAAP for interim reporting. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods presented. The Company believes that the disclosures made are adequate to prevent the information presented from being misleading. These consolidated unaudited financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the combined 2019 Annual Report on Form 10-K for WPG Inc. and WPG L.P. (the "2019 Form 10-K").

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

COVID-19
During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus ("COVID-19"). The pandemic has significantly impacted the economic conditions in the United States, with accelerated effects in February and March, as federal, state and local governments reacted to the public health crisis, creating significant uncertainties in the United States economy. In the interest of public health and safety, jurisdictions (national, state and local) where our shopping centers are located, required mandatory closures or capacity limitations or other restrictions for those that continue to operate which have impacted our tenants' ability to pay rent. As of March 31, 2020, all of our enclosed retail properties were closed and our open air properties have been limited to operations that have been deemed essential by the respective jurisdiction in which they operate. As a result of these developments, the Company expects a material adverse impact on its revenues, results of operations and cash flows for the year ended December 31, 2020. The situation is rapidly changing and additional impacts to the business may arise that we are not aware of currently. We cannot predict whether, when or the manner in which the conditions surrounding COVID-19 will change, including the timing of lifting any restrictions or closure requirements and when our shopping centers and tenants will reopen.
As described in Note 8, we derive almost all of our income from rental payments and other tenant charges. Our revenues and cash flow would be adversely affected if a significant number of our tenants are unable to meet their obligations to us, or if we are unable to lease vacant space in our properties on economically favorable terms. One or more of our tenants may seek the protection of the bankruptcy laws as a result of the prolonged impact of the COVID-19 pandemic which could result in the termination of its lease causing a reduction in our revenues and cash flow. Furthermore, certain of our tenants, including anchor tenants, hold the right under their lease(s) to terminate their lease(s) or reduce their rental rate if certain occupancy conditions are not met, if certain anchor tenants close, if certain sales levels or profit margins are not achieved, all of which could be triggered in the event of one or more tenant bankruptcies.
While the full outcome of the COVID-19 pandemic is unknown, it has and continues to negatively impact the revenues and business of our tenants. Many of our tenants have requested some form of rent relief, and any relief provided may reduce our future revenues and/or defer cash collections to future periods. A further worsening of the financial condition of our tenants may impact our continual assessment of future collectability of rents, which could cause us to write-off accrued rent (straight-line) that has not yet been billed. We are engaged in discussions with many of our tenants but are unable to predict the resolution or impact of these discussions.
We evaluate our real estate assets and other assets for impairment indicators whenever events or changes in circumstances indicate that recoverability of our investment in the asset is not reasonably assured. Furthermore, this evaluation is conducted no less frequently than quarterly, irrespective of changes in circumstances. The prolonged outbreak of the COVID-19 pandemic has resulted in sustained closure of our centers as well as the cessation of the operations of certain of our tenants which will likely result in a reduction in our revenues due to the impaired financial stability of our tenants and ultimately our cash flows for many of our centers as well as other sources of income generated by our properties. In addition to reduced revenues generated by our centers as a result of the COVID-19 outbreak, our ability to obtain sufficient financing for such properties may be impaired as well as our ability to lease or re-lease centers as a result of worsening market and economic conditions produced by the persistence of the COVID-19 pandemic.
As of March 31, 2020, our evaluation of impairment considered our estimate of cash flow declines caused by the COVID-19 pandemic, but our other assumptions, including estimated hold period, were generally unchanged given the highly uncertain environment. The worsening of estimated future cash flows due to a change in our plans, policies, or views of market and economic conditions as it relates to one or more of our properties adversely impacted by the COVID-19 outbreak could result in the recognition of substantial impairment charges imposed on our assets which could adversely impact our financial results.
We continuously project our cash flow sources and needs. In accordance with Accounting Standards Update ("ASU") 2014-15, Presentation of Financial Statements - Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, the Company is required to evaluate whether there is substantial doubt about its ability to continue as a going concern each reporting period, including interim periods. In evaluating the Company’s ability to continue as a going concern, management evaluated the conditions and events that could raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements were issued (May 7, 2020). Management considered the Company’s current projections of future cash flows, current financial condition, sources of liquidity and debt obligations due on or before May 7, 2021 in considering whether it has the ability to meet its obligations for at least one year from the date of issuance of this Form 10-Q.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

Our ability to meet our obligations as they come due may be impacted by our ability to remain compliant with financial covenants in our unsecured debt arrangements or to obtain waivers or amendments that impact the related covenants. As a result of the related events due to the COVID-19 pandemic, we may experience a material adverse effect on our income and expenses that could impact our ability to maintain compliance with our credit facility and bond covenants.
We are engaged in discussions with our unsecured creditors and based upon these discussions we believe, to the extent that the impact of COVID-19 results in potential non-compliance with financial covenants, it is probable that we will remain compliant with such covenants through some combination of waivers, modifications or other amendments to the related agreements. However, no assurances can be made in this regard, and if we are unable to agree on the terms of such waivers or changes, this could create substantial doubt about our ability to continue as a going concern through May 7, 2021.
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
There have been no changes during the three months ended March 31, 2020 to any of our previous conclusions about whether an entity qualifies as a VIE or whether we are the primary beneficiary of any previously identified VIE. During the three months ended March 31, 2020, we did not provide financial or other support to a previously identified VIE that we were not previously contractually obligated to provide.
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
As of March 31, 2020, our assets consisted of material interests in 101 shopping centers. The consolidated financial statements as of that date reflect the consolidation of 85 wholly owned properties and four additional properties that are less than wholly owned, but which we control or for which we are the primary beneficiary. We account for our interests in the remaining 12 properties, or the joint venture properties, using the equity method of accounting. While we manage the day-to-day operations of the joint venture properties, we do not control the operations as we have determined that our partner or partners have substantive participating rights with respect to the assets and operations of these joint venture properties (see Note 5 - "Investment in Unconsolidated Entities, at Equity" for further details).
We allocate net operating results of WPG L.P. to third parties and to WPG Inc. based on the partners' respective weighted average ownership interests in WPG L.P. Net operating results of WPG L.P. attributable to third parties are reflected in net income (loss) attributable to noncontrolling interests. WPG Inc.'s weighted average ownership interest in WPG L.P. was 84.5% and 84.4% for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020 and December 31, 2019, WPG Inc.'s ownership interest in WPG L.P. was 84.6% and 84.5%, respectively. We adjust the noncontrolling limited partners' interests at the end of each period to reflect their interest in WPG L.P.

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
New Accounting Pronouncements
Adoption of New Standards
In June 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-13, "Financial Instruments - Credit Losses," which introduced new guidance for an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale debt securities and provides a simplified accounting model for purchased financial assets with credit deterioration since their origination. Instruments in scope include loans, held-to-maturity debt securities, and net investments in leases as well as reinsurance and trade receivables. In November 2018, the FASB issued ASU 2018-19, which clarifies that operating lease receivables are outside the scope of the new standard. We adopted this ASU on January 1, 2020, noting our seller-provided bridge financing associated with our other indebtedness (see Note 6 - "Indebtedness" for further details) and certain other miscellaneous accounts are in scope of ASU 2016-13. However, there was no impact to our consolidated financial statements at adoption.
New Standards Issued But Not Yet Adopted
In March 2020, the FASB issued ASU 2020-04 "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." ASU 2020-04 provides temporary optional expedients and exceptions to GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the London Inter-Bank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate ("SOFR"). Entities can elect not to apply certain modification accounting requirements to contracts affected by reference rate reform, if certain criteria are met. If elected, an entity would not have to remeasure the contracts at the modification date or reassess a previous accounting determination. Entities electing relief would need to apply it consistently for all eligible modified contracts accounted for under a particular codification topic or industry subtopic. Additionally, entities can elect various optional expedients that would allow them to continue to apply hedge accounting for hedging relationships affected by reference rate reform, if certain criteria are met. Entities electing relief related to hedging relationships can generally elect to apply the optional expedients on a hedge-by-hedge basis.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

The guidance is effective upon issuance and can be applied to modifications of existing contracts made after January 1, 2020 and can be applied to eligible hedging relationships existing as of or entered into after the same date. The relief is temporary and cannot be applied to contract modifications that occur after December 31, 2022 or hedging relationships entered into or evaluated after that date. However, certain optional expedients can be applied to hedging relationships evaluated in periods after December 31, 2022. As of March 31, 2020, we had approximately $692.0 million (excluding debt issuance costs of $5.6 million) of our aggregate consolidated indebtedness that was indexed to LIBOR. In addition, as of March 31, 2020, we had approximately $641.0 million of consolidated indebtedness swapped to LIBOR plus a fixed spread under hedging relationships. We expect that upon modification, these contracts will generally qualify for the temporary relief upon meeting the certain criteria and we are currently assessing our plans for adoption.
In April 2020, the FASB issued a question-and-answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of COVID-19. Under existing lease guidance, the Company would have to determine, on a lease by lease basis, if a lease concession was the result of a new arrangement reached with the tenant (treated with the lease modification accounting framework) or if a lease concession was under the enforceable rights and obligations within the existing lease agreement (precluded from applying the lease modification accounting framework). The Lease Modification Q&A clarifies that entities may elect to not evaluate whether lease-related relief that lessors provide to mitigate the economic effects of COVID-19 on lessees is a lease modification under Topic 842, Leases. Instead, an entity that elects not to evaluate whether a concession directly related to COVID-19 is a modification can then elect whether to apply the modification guidance (i.e. assume the relief was always contemplated by the contract or assume the relief was not contemplated by the contract). Both lessees and lessors may make this election. The Company is evaluating its election on a disaggregated basis, with such election applied consistently to leases with similar characteristics and similar circumstances.  The future impact of the Lease Modification Q&A is dependent upon the extent of lease concessions granted to tenants as a result of COVID-19 in future periods and the elections made by the Company at the time of entering into such concessions.
Reconciliation of Cash, Cash Equivalents, and Restricted Cash
The following is a summary of our beginning and ending cash, cash equivalents and restricted cash totals as presented in our statements of cash flows for the three months ended March 31, 2020 and 2019:

	Balance at March 31,		Balance at December 31,
	2020	2019	2019	2018
Cash and cash equivalents	$39,614	$29,244	$41,421	$42,542
Restricted cash	35,202	17,324	34,054	18,542
Total cash, cash equivalents and restricted cash	$74,816	$46,568	$75,475	$61,084

Restricted cash primarily relates to cash held in escrow for payment of real estate taxes and property reserves for maintenance, expansion or leasehold improvements as required by our mortgage loans. Restricted cash is included in "Deferred costs and other assets" in the accompanying balance sheets as of March 31, 2020 and December 31, 2019.

4.	Investment in Real Estate
2020 Dispositions
On March 13, 2020, Seminole Towne Center, located in Sanford, Florida, was transitioned to the lender pursuant to the terms within a deed-in-lieu of foreclosure agreement. This property was held in an unconsolidated joint venture and all involvement between us and the related property ceased in connection with this transition (see Note 5 - "Investment in Unconsolidated Entities, at Equity" for additional details).
On January 14, 2020, we completed the sale of Matteson Plaza, located in Matteson, Illinois, to an unaffiliated private real estate investor for a purchase price of $1.1 million. The net proceeds of $0.4 million was used for general corporate purposes.
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

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

We are party to two separate purchase and sale agreements to sell certain outparcels to FCPT Acquisitions, LLC ("Four Corners"). The following table summarizes the key terms of each of the closings that occurred during the three months ended March 31, 2020:

Sales Date	Parcels Sold	Purchase Price	Sales Proceeds
February 13, 2020	2	$1,961	$1,945
Excluding any subsequent amendments thereto, the Company has approximately $4.6 million of remaining outparcels from the first purchase and sale agreement and approximately $26.9 million from the second purchase and sale agreement to close, subject to due diligence and closing conditions. Additionally, during the three months ended March 31, 2020, the Company sold certain undeveloped land parcels and developed outparcels for an aggregate purchase price of approximately $1.5 million, receiving net proceeds of approximately $1.5 million. The net proceeds from the disposition activities were generally used to fund ongoing redevelopment efforts and for general corporate purposes. In connection with the 2020 disposition activities, the Company recorded a net gain of $26.8 million for the three months ended March 31, 2020, which are included in gain on disposition of interests in properties, net in the accompanying consolidated statements of operations and comprehensive loss.
2019 Dispositions
The following table summarizes the key terms of each of the closings with Four Corners that occurred during the three months ended March 31, 2019:

Sales Date	Parcels Sold	Purchase Price	Sales Proceeds
January 18, 2019	8	$9,435	$9,364
February 11, 2019	1	2,766	2,720
	9	$12,201	$12,084

The net proceeds were used to fund ongoing redevelopment efforts and for general corporate purposes. In connection with the 2019 disposition activities, the Company recorded a gain of $10.0 million for the three months ended March 31, 2019, which is included in gain on disposition of interests in properties, net in the accompanying consolidated statements of operations and comprehensive loss.
Impairment
During the three months ended March 31, 2020, and in connection with the preparation of the financial statements included in this report, we recorded an impairment charge of approximately $1.3 million related to vacant land at Georgesville Square, located in Columbus, Ohio and a single tenant outparcel located in Topeka, Kansas. The impairment charges in both instances were due to changes in facts and circumstances when we decided to hold the assets for a shorter period which resulted in the carrying value not being recoverable from the projected cash flows. In the case of the vacant land at Georgesville Square, the fair value was based on a recently negotiated purchase and sale agreement with a potential buyer (Level 1 input). In the case of the single tenant outparcel, the fair value was based on general market conditions (Level 3 inputs). Except as described above, the Company recorded no additional impairment charges during the three months ended March 31, 2020.

5.	Investment in Unconsolidated Entities, at Equity
The Company's investment activity in unconsolidated real estate entities during the three months ended March 31, 2020 and March 31, 2019 consisted of investments in the following material joint ventures:

•	The O'Connor Joint Venture I
This investment consists of a 51% noncontrolling interest held by the Company in a portfolio of five enclosed retail properties and related outparcels, consisting of the following: The Mall at Johnson City located in Johnson City, Tennessee; Pearlridge Center located in Aiea, Hawaii; Polaris Fashion Place, located in Columbus, Ohio; Scottsdale Quarter® located in Scottsdale, Arizona; and Town Center Plaza (which consists of Town Center Plaza and the adjacent Town Center Crossing) located in Leawood, Kansas. We retain management, leasing, legal, construction, and development responsibilities for the O'Connor Joint Venture I.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

On December 20, 2019, the O'Connor Joint Venture I closed on the extension of the mortgage loan secured by The Mall at Johnson City. The extension is effective May 6, 2020 and will extend the maturity of the mortgage loan to May 6, 2023, with two additional one-year extension options available to the joint venture. The extension requires a $5.0 million principal prepayment on May 6, 2020, in addition to funding certain reserve accounts of $10.0 million for future redevelopment and property improvements. The Company is in advanced discussions with the servicer on a forbearance agreement that will delay the prepayment requirement until the fourth quarter of 2020.

•	The O'Connor Joint Venture II
This investment consists of a 51% noncontrolling interest held by the Company in a portfolio of seven retail properties and certain related outparcels, consisting of the following: The Arboretum, located in Austin, Texas; Arbor Hills, located in Ann Arbor, Michigan; Classen Curve and The Triangle at Classen Curve, each located in Oklahoma City, Oklahoma and Nichols Hills Plaza, located in Nichols Hills, Oklahoma (the "Oklahoma City Properties"); Gateway Centers, located in Austin, Texas; Malibu Lumber Yard, located in Malibu, California; Palms Crossing I and II, located in McAllen, Texas; and The Shops at Arbor Walk, located in Austin, Texas (the "O'Connor Joint Venture II"). We retain management, leasing, legal, construction, and development responsibilities for the O'Connor Joint Venture II.

•	The Seminole Joint Venture
This investment consisted of a 45% legal interest held by the Company in Seminole Towne Center, an approximate 1.1 million square foot enclosed regional retail property. The Company had no effective financial interest in this property due to preferences. On March 13, 2020, the property held through this venture was transitioned to the lender pursuant to the terms within a deed-in-lieu of foreclosure agreement and all involvement between us and the related property ceased in connection with this transition. We recorded a gain of $15.4 million related to our cash distributions and losses in the Seminole Joint Venture, which is included in gain on disposition of interests in properties, net in the accompanying consolidated statements of operations and comprehensive loss.
Individual agreements specify which services the Company is to provide to each joint venture. The Company, through its affiliates, provides management, leasing, legal, construction and development services for a fee to the joint ventures as noted above. We recorded fee income of $2.2 million and $2.7 million for the three months ended March 31, 2020 and 2019, respectively, which are included in other income in the accompanying consolidated statements of operations and comprehensive loss. Advances to the joint ventures totaled $0.8 million and $0.5 million as of March 31, 2020 and December 31, 2019, respectively, which are included in investment in and advances to unconsolidated entities, at equity in the accompanying consolidated balance sheets. Management deems this balance to be collectible and anticipates repayment within one year.
The following table presents the combined statements of operations for our joint ventures for the three months ended March 31, 2020 and 2019:

	For the Three Months Ended March 31,
	2020	2019
Total revenues	$63,222	$66,022
Operating expenses	27,809	26,829
Depreciation and amortization	25,389	25,757
Operating income	10,024	13,436
Gain on extinguishment of debt	15,605	—
Interest expense, taxes, and other, net	(12,427)	(13,065)
Net income of the Company's unconsolidated real estate entities	$13,202	$371

Our share of loss from the Company's unconsolidated real estate entities	$(1,032)	$(48)

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

The following table presents the combined balance sheets of our joint ventures as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Assets:
Investment properties at cost, net	$1,864,053	$1,905,336
Construction in progress	39,354	38,280
Cash and cash equivalents	38,007	43,137
Tenant receivables and accrued revenue, net	31,922	31,238
Deferred costs and other assets (1)	292,516	301,133
Total assets	$2,265,852	$2,319,124
Liabilities and Members’ Equity:
Mortgage notes payable	$1,227,467	$1,282,307
Accounts payable, accrued expenses, intangibles, and deferred revenues(2)	284,738	297,163
Total liabilities	1,512,205	1,579,470
Members’ equity	753,647	739,654
Total liabilities and members’ equity	$2,265,852	$2,319,124
Our share of members’ equity, net	$396,600	$384,332

Our share of members’ equity, net	$396,600	$384,332
Advances and excess investment	20,349	17,339
Net investment in and advances to unconsolidated entities, at equity(3)	$416,949	$401,671

(1)
Includes value of acquired in-place leases and acquired above-market leases with a net book value of $75,489 and $79,457 as of March 31, 2020 and December 31, 2019, respectively. Additionally, includes right-of-use assets of $173,069 and $172,991 related to ground leases for which our joint ventures are the lessees as of March 31, 2020 and December 31, 2019, respectively.

(2)
Includes the net book value of below market leases of $42,442 and $45,757 as of March 31, 2020 and December 31, 2019, respectively. Additionally, includes lease liabilities of $173,069 and $172,991 related to ground leases for which our joint ventures are the lessees as of March 31, 2020 and December 31, 2019, respectively.

(3)
Includes $416,949 and $417,092 of investment in and advances to unconsolidated entities, at equity as of March 31, 2020 and December 31, 2019, respectively, and $0 and $15,421 of cash distributions and losses in unconsolidated entities, at equity as of March 31, 2020 and December 31, 2019, respectively.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

6.	Indebtedness
Mortgage Debt
Total mortgage indebtedness at March 31, 2020 and December 31, 2019 was as follows:

	March 31, 2020	December 31, 2019
Face amount of mortgage loans	$1,113,242	$1,117,242
Fair value adjustments, net	2,887	3,463
Debt issuance cost, net	(4,785)	(5,097)
Carrying value of mortgage loans	$1,111,344	$1,115,608

A roll forward of mortgage indebtedness from December 31, 2019 to March 31, 2020 is summarized as follows:

Balance at December 31, 2019	$1,115,608
Debt amortization payments	(4,000)
Amortization of fair value and other adjustments	(576)
Amortization of debt issuance costs	312
Balance at March 31, 2020	$1,111,344

On February 14, 2020, the Company exercised the second of two options to extend the maturity of the $51.0 million mortgage note payable secured by Town Center at Aurora, located in Aurora, Colorado for one year. The extended maturity is April 1, 2021.
Corporate Debt
On February 28, 2020, the Company redeemed the Exchange Notes (as defined below) in advance of the April 1, 2020 maturity date. The repayment was funded utilizing borrowings on the Revolver (as defined below).

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

The following table identifies our total corporate debt outstanding at March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Notes payable:
Face amount - the Exchange Notes(1)	$—	$250,000
Face amount - Senior Notes due 2024(2)	720,900	720,900
Debt discount, net	(7,489)	(7,864)
Debt issuance costs, net	(4,991)	(5,470)
Total carrying value of notes payable	$708,420	$957,566

Unsecured term loans:(7)
Face amount - Term Loan(3)(4)	$350,000	$350,000
Face amount - December 2015 Term Loan(5)	340,000	340,000
Debt issuance costs, net	(3,074)	(3,358)
Total carrying value of unsecured term loans	$686,926	$686,642

Revolving credit facility:(3)(6)
Face amount	$527,000	$207,000
Debt issuance costs, net	(2,570)	(2,855)
Total carrying value of revolving credit facility	$524,430	$204,145

Other indebtedness:(8)
Face amount	$98,900	$98,900
Debt issuance costs, net	(1,548)	(1,561)
Accretion adjustment	555	262
Total carrying value of other indebtedness	$97,907	$97,601
(1) The Exchange Notes were issued at a 0.028% discount and bore interest at 3.850% per annum.
(2) The Senior Notes due 2024 were issued at a 1.533% discount, bore interest at 5.950% per annum through August 14, 2019, at which time the interest rate increased to 6.450% per annum. The Senior Notes due 2024 mature on August 15, 2024.
(3) The unsecured revolving credit facility, or "Revolver" and unsecured term loan, or "Term Loan" are collectively known as the "Facility."
(4) The Term Loan bears interest at one-month LIBOR plus 2.10% per annum and will mature on December 30, 2022. We have interest rate swap agreements totaling $250.0 million, which effectively fix the interest rate on a portion of the Term Loan at 4.86% through June 30, 2021. At March 31, 2020, the applicable interest rate on the unhedged portion of the Term Loan was one-month LIBOR plus 2.10% or 3.09%.
(5) The December 2015 Term Loan bears interest at one-month LIBOR plus 2.35% per annum and will mature on January 10, 2023. We have interest rate swap agreements totaling $340.0 million which effectively fix the interest rate at 4.06% per annum through maturity.
(6) The Revolver provides borrowings on a revolving basis up to $650.0 million, bears interest at one-month LIBOR plus 1.80%, and will initially mature on December 30, 2021, subject to two six month extensions available at our option subject to compliance with terms of the Facility and payment of a customary extension fee. At March 31, 2020, we had an aggregate available borrowing capacity of $122.8 million under the Revolver, net of $0.2 million reserved for outstanding letters of credit. At March 31, 2020, the applicable interest rate on the Revolver was one-month LIBOR plus 1.80% or 2.79%. The interest rate on the Revolver may vary in the future based upon the Company's credit rating and leveraged levels.
(7) While we have interest rate swap agreements in place that fix the LIBOR portion of the rates as noted above, the spread over LIBOR could vary in the future based upon changes to the Company's credit ratings and leveraged levels.
(8) Represents the financial liability associated with our failed sale and leaseback of land at Edison Mall, located in Fort Myers, Florida; Great Lakes Mall, located in Mentor, Ohio; Irving Mall, located in Irving, Texas; and Jefferson Valley Mall, located in Yorktown Heights, New York (collectively, the "Properties"). The face amount represents the sales price of the fee interest in the land at the Properties. The master ground lease has a 99-year term and includes fixed annual payments at an initial annualized rate of 7.4%, with annual rent escalators over the aforementioned term. The agreement also includes an option to repurchase the fee interest in the land at $109.3 million in year 30 of the master ground lease, which is being accreted to the financial liability during the repurchase period. Proceeds received at closing were net of $55.0 million in bridge financing provided by the Company, which is included in "Deferred costs and other assets" on the accompanying consolidated balance sheet at March 31, 2020 and December 31, 2019. Expense is being recognized utilizing an effective interest rate of 8.56% during the repurchase period.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

Covenants
Our unsecured debt agreements contain financial and other covenants. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender including adjustments to the applicable interest rate. As of March 31, 2020, management believes the Company is in compliance with all covenants of its unsecured debt.
The total balance of mortgages was approximately $1.1 billion as of March 31, 2020. At March 31, 2020, certain of our consolidated subsidiaries were the borrowers under 20 non-recourse loans and two full-recourse loans secured by mortgages encumbering 24 properties, including one separate pool of cross-defaulted and cross-collateralized mortgages encumbering a total of four properties. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt instruments contain financial and other non-financial covenants which are specific to the properties which serve as collateral for that debt. If the borrower fails to comply with these covenants, the lender could accelerate the debt and enforce its right against their collateral. Our existing non-recourse mortgage loans generally prohibit our subsidiaries that are borrowers thereunder from incurring additional indebtedness, subject to certain customary and limited exceptions. In addition, certain of these instruments limit the ability of the applicable borrower's parent entity from incurring mezzanine indebtedness unless certain conditions are satisfied, including compliance with maximum loan to value ratio and minimum debt service coverage ratio tests. Further, under certain of these existing agreements, if certain cash flow levels in respect of the applicable mortgaged property (as described in the applicable agreement) are not maintained for at least two consecutive quarters, the lender could accelerate the debt and enforce its right against its collateral.
On February 21, 2020, we received a letter, dated that same date, from the lender notifying the borrower, a consolidated subsidiary of WPG L.P., that the $33.1 million mortgage loan secured by Muncie Mall, located in Muncie, Indiana, was transferred to special servicing because the borrower notified the lender that future projected cash flows will be insufficient to ensure future compliance with the mortgage loan due to the loss of certain tenants. The borrower has initiated discussions with the special servicer regarding this non-recourse loan and is considering various options. The Company continues to manage and lease the property (See Note 12 - "Subsequent Events" for additional information).
On November 5, 2019, we received a letter dated October 30, 2019, from the lender notifying the borrower, a consolidated subsidiary of WPG L.P., that the $45.1 million mortgage loan secured by Charlottesville Fashion Square, located in Charlottesville, Virginia, was transferred to special servicing because the borrower notified the lender that future projected cash flows will be insufficient to ensure future compliance with the mortgage loan due to the loss of certain tenants. The borrower has initiated discussions with the special servicer regarding this non-recourse loan and is considering various options. On March 17, 2020, we received notification that a receiver had been appointed to manage and lease the property. An affiliate of the Company still holds title to the property.
At March 31, 2020, management believes the applicable borrowers under our other non-recourse mortgage loans were in compliance with all covenants where non-compliance could individually, or giving effect to applicable cross-default provisions in the aggregate, have a material adverse effect on our financial condition, results of operations or cash flows. The Company has assessed each of the defaulted properties for impairment indicators and have concluded no impairment charges were warranted as of March 31, 2020.
Fair Value of Debt
The carrying values of our variable-rate loans approximate their fair values. We estimate the fair values of fixed-rate mortgages and fixed-rate corporate debt (including variable-rate unsecured debt swapped to fixed-rate and our other indebtedness, as discussed above) using cash flows discounted at current borrowing rates or Level 2 inputs. We estimate the fair values of consolidated fixed-rate unsecured notes payable using Level 1 quoted market prices, or, if no quoted market prices are available, we use quoted market prices for securities with similar terms and maturities or Level 2 inputs.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

The book value and fair value of these financial instruments and the related discount rate assumptions as of March 31, 2020 and December 31, 2019 are summarized as follows:

	March 31, 2020	December 31, 2019
Book value of fixed-rate mortgages(1)	$1,048,242	$1,052,242
Fair value of fixed-rate mortgages	$1,072,388	$1,062,205
Weighted average discount rates assumed in calculation of fair value for fixed-rate mortgages	3.86%	4.24%

Book value of fixed-rate corporate debt(1)	$1,410,355	$1,660,062
Fair value of fixed-rate corporate debt	$1,172,513	$1,673,105
Weighted average discount rates assumed in calculation of fair value for fixed-rate corporate debt	9.13%	6.03%
(1) Excludes debt issuance costs and applicable debt discounts.

7.	Derivative Financial Instruments
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
For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in other comprehensive income ("OCI") or other comprehensive loss (“OCL”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Net realized gains or losses resulting from derivatives that were settled in conjunction with planned fixed-rate financings or refinancings continue to be included in accumulated other comprehensive income or loss ("AOCI" or "AOCL") during the term of the hedged debt transaction.
Amounts reported in AOCL relate to derivatives that will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt. Realized gains or losses on settled derivative instruments included in AOCL are recognized as an adjustment to income over the term of the hedged debt transaction. During the next twelve months, the Company estimates that an additional $11.8 million will be reclassified as an increase to interest expense. As of March 31, 2020, the Company had 11 outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk with a current notional value of $641.0 million.
The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the consolidated balance sheets as of March 31, 2020 and December 31, 2019:

Derivatives designated as hedging instruments:		Balance Sheet Location	March 31, 2020	December 31, 2019
Interest rate products	Liability derivatives	Accounts payable, accrued expenses, intangibles, and deferred revenue	$22,009	$6,592

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

There were no asset derivative instruments at March 31, 2020 and December 31, 2019. The liability derivative instruments were reported at their fair value of $22,009 and $6,592 at March 31, 2020 and December 31, 2019, respectively, with a corresponding adjustment to OCL for the unrealized gains and losses (net of noncontrolling interest allocation). Over time, the unrealized gains and losses held in AOCL will be reclassified to earnings. This reclassification will correlate with the recognition of the hedged interest payments in earnings.
The table below presents the effect of the Company's derivative financial instruments on the consolidated statements of comprehensive loss for the three months ended March 31, 2020 and 2019:

Derivatives in Cash Flow Hedging Relationships (Interest rate products)	Location of Gain or Loss Recognized in Income on Derivatives	For the Three Months Ended March 31,
		2020	2019
Amount of Loss Recognized in OCL on Derivative	Interest expense	$(16,209)	$(4,565)

Amount of Loss or (Gain) Reclassified from AOCL into Income	Interest expense	$763	$(545)
The table below presents the effect of the Company's derivative financial instruments on the consolidated statements of operations for the three months ended March 31, 2020 and 2019:

Effect of Cash Flow Hedges on Consolidated Statements of Operations	For the Three Months Ended March 31,
	2020	2019
Total interest expense presented in the consolidated statements of operations in which the effects of cash flow hedges are recorded	$(38,635)	$(36,830)

Amount of loss or (gain) reclassified from accumulated other comprehensive loss into interest expense	$763	$(545)

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
As of March 31, 2020, the fair value of the derivatives in a net liability position, plus accrued interest but excluding any adjustment for nonperformance risk, related to these agreements was $22,009. As of March 31, 2020, the Company has not posted any collateral related to these agreements. The Company is not in default with any of these provisions as of March 31, 2020. If the Company had breached any of these provisions at March 31, 2020, it would have been required to settle its obligation under these agreements at their termination value of $22,009.
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

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2020 and December 31, 2019, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
The tables below presents the Company’s net assets and (liabilities) measured at fair value as of March 31, 2020 and December 31, 2019 aggregated by the level in the fair value hierarchy within which those measurements fall:

	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2020
Derivative instruments, net	$—	$(22,009)	$—	$(22,009)

	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2019
Derivative instruments, net	$—	$(6,592)	$—	$(6,592)

8.	Rental Income
We receive rental income from the leasing of retail and other space under operating leases, as we retain substantially all of the risks and benefits of ownership of the investment properties. The majority of these leases contain extension options, typically at the lessee's election, and/or early termination provisions. Further, our leases do not contain any provisions that would allow the lessee to purchase the underlying assets throughout the lease term. In most cases, consideration received typically includes a fixed minimum rent component, reimbursement of a fixed portion of our property operating expenses, including utility, security, janitorial, landscaping, food court and other administrative expenses included in common area maintenance, or CAM, and reimbursement of lessor costs such as real estate taxes and insurance, computed based upon a formula in accordance with the lease terms. When not reimbursed by the fixed CAM component, CAM expense reimbursements and lessor costs are based on the tenant's proportionate share of the allocable operating expenses and CAM capital expenditures for the property. We accrue reimbursements from tenants for recoverable portions of all these expenses as revenue in the period the applicable expenditures are incurred. We recognize differences between estimated recoveries and the final billed amounts in the subsequent year. Additionally, a large number of our tenants are also required to pay overage rents based on sales during the applicable lease year over a base amount stated in the lease agreement. We recognize overage rents only when each tenant's sales exceed the applicable sales threshold as defined in their lease. We also collect lease termination income from tenants to allow for the tenant to vacate their space prior to their scheduled lease termination date. We recognize lease termination income in the period when a termination agreement is signed, collectability is assured, and we are no longer obligated to provide space to the tenant. In the event that a tenant is in bankruptcy when the termination agreement is signed, termination fee income is deferred and recognized when, and if, it is received. We record an adjustment to rental income in the period there is a change in our assessment of whether the collectibility of operating lease payments is probable.
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

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

The following table summarizes our rental income for the three months ended March 31, 2020 and 2019:

	For the Three Months Ended March 31,
	2020	2019
Operating lease payments, fixed	$131,505	$144,176
Operating lease payments, variable	19,104	18,062
Amortization of straight-line rent, inducements, and rent abatements	809	1,109
Net amortization/accretion of above and below-market leases	1,106	2,906
Change in estimate of collectibility of rental income	(5,291)	(2,980)
Total rental income	$147,233	$163,273

Future payments to be received under non-cancelable operating leases for each of the next five years and thereafter, excluding variable payments of tenant reimbursements, percentage or overage rents, and lease termination payments as of March 31, 2020 are as follows:

2020 (April - December)	$354,190
2021	399,072
2022	334,192
2023	270,266
2024	209,109
Thereafter	646,995
$2,213,824

9.	Equity
Exchange Rights
Subject to the terms of the limited partnership agreement of WPG L.P., limited partners in WPG L.P. have, at their option, the right to exchange all or any portion of their units for shares of WPG Inc. common stock on a one‑for‑one basis or cash, as determined by WPG Inc. Therefore, the common units held by limited partners are considered by WPG Inc. to be share equivalents and classified as noncontrolling interests within permanent equity, and classified by WPG L.P. as permanent equity. The amount of cash to be paid if the exchange right is exercised and the cash option is selected will be based on the market value of WPG Inc.'s common stock as determined pursuant to the terms of the WPG L.P. Partnership Agreement. At March 31, 2020, WPG Inc. had reserved 34,506,965 shares of common stock for possible issuance upon the exchange of units held by limited partners.
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
The following is a summary by type of the awards that the Company issued during the three months ended March 31, 2020 and March 31, 2019 under the 2014 Plan and 2019 Plan.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

Annual Long-Term Incentive Awards
During the three months ended March 31, 2020 and 2019, the Company approved the terms and conditions of the 2020 and 2019 annual awards (the "2020 Annual Long-Term Incentive Awards" and "2019 Long-Term Incentive Awards," respectively) for certain executive officers and employees of the Company. Under the terms of the awards program, each participant is provided the opportunity to receive (i) time-based RSUs and (ii) performance-based stock units ("PSUs"). RSUs represent a contingent right to receive one WPG Inc. common share for each vested RSU. RSUs will vest in one-third installments on each annual anniversary of the respective Grant Date (as referenced below), subject to the participant's continued employment with the Company through each vesting date and the participant's continued compliance with certain applicable covenants. During the service period, dividend equivalents will be paid in cash accruals or under some circumstances, common shares, with respect to the RSUs corresponding to the amount of any cash dividends paid by the Company to the Company's common shareholders for the applicable dividend payment dates. Compensation expense is recognized on a straight-line basis over the three year vesting term. Actual PSUs earned may range from 0%-150% of the PSUs allocated to the award recipient, based on the Company's total shareholder return ("TSR") compared to a peer group based on companies with similar assets and revenue over a three-year performance period that commenced on the respective Grant Date (as referenced below). During the performance period, dividend equivalents corresponding to the amount of any regular cash dividends paid by the Company to the Company’s common shareholders for the applicable dividend payment dates will accrue and be deemed reinvested in additional PSUs, which will be settled in common shares at the same time and only to the extent that the underlying PSU is earned and settled in common shares. Payout of the PSUs is also subject to the participant’s continued employment with the Company through the end of the performance period. The PSUs were valued through the use of a Monte Carlo model and the related compensation expense is recognized over the three-year performance period.
The following table summarizes the issuance of the 2020 Annual Long-Term Incentive Awards and 2019 Annual Long-Term Incentive Awards, respectively:

	2020 Annual Long-Term Incentive Awards	2019 Annual Long-Term Incentive Awards
Grant Date	February 25, 2020	February 20, 2019

RSUs issued	1,373,422	572,163
Grant date fair value per unit	$2.41	$5.77

PSUs issued	1,373,422	572,163
Grant date fair value per unit	$1.74	$4.98

During the three months ended March 31, 2020, the performance period related to PSUs awarded in conjunction with the 2017 annual award ended. There was no payout as the Company's TSR rank did not exceed the minimum required threshold for payout and 262,787 PSUs were forfeited.
Stock Options
During the three months ended March 31, 2020, no stock options were granted to employees, no stock options were exercised by employees and 13,583 stock options were canceled, forfeited or expired. As of March 31, 2020, there were 587,706 stock options outstanding. During the three months ended March 31, 2019, no stock options were granted to employees, 391 stock options were exercised by employees and 6,299 stock options were canceled, forfeited or expired.
Share Award Related Compensation Expense
During the three months ended March 31, 2020 and 2019, the Company recorded compensation expense pertaining to the awards granted of $1.9 million and $1.8 million, respectively, in general and administrative and property operating expense within the consolidated statements of operations and comprehensive loss. In certain instances, employment agreements and stock compensation programs provide for accelerated vesting when executives are terminated without cause. Additionally, the Committee may, in its discretion, accelerate the vesting for retiring Board members.
Distributions
During the three months ended March 31, 2020 and 2019, the Board declared common share/unit dividends of $0.125 and $0.25 per common share/unit, respectively.

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
Lease Commitments
As of March 31, 2020, a total of four consolidated properties are subject to ground leases. The termination dates of these ground leases range from 2026 to 2076. These ground leases generally require us to make fixed annual rental payments, or a fixed annual rental plus a percentage rent component based upon the revenues or total sales of the property. Some of these leases also include escalation clauses and renewal options. For the three months ended March 31, 2020, we incurred ground lease expense of $122, of which $5 related to straight-line rent expense, which is included in ground rent in the accompanying consolidated statements of operations and comprehensive loss. For the three months ended March 31, 2019, we incurred ground lease expense of $203, of which $5 related to straight-line rent expense. Additionally, the Company has two material office leases and one material garage lease. The termination dates of these leases range from 2023 to 2026. These leases generally require us to make fixed annual rental payments, plus our share of CAM expense and real estate taxes and insurance. For the three months ended March 31, 2020, we incurred lease expense of $649, which is included in general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss. For the three months ended March 31, 2019, we incurred lease expense of $631.
Future minimum lease payments due under these leases for each of the next five years and thereafter, excluding applicable extension options, as of March 31, 2020 are as follows:

2020 (April - December)	$1,539
2021	2,069
2022	2,099
2023	1,427
2024	999
Thereafter	20,378
Total lease payments	28,511
Less: Discount	16,014
Present value of lease liabilities	$12,497

The weighted average remaining lease term for our consolidated operating leases was 19.4 years and the weighted average discount rate for determining the lease liabilities was 8.7% at March 31, 2020. The discount rates utilized in calculating the lease liabilities represents our estimate of the Company's incremental borrowing rate over the terms that correspond to the leases. We had no financing leases as of March 31, 2020.

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

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

The following table sets forth the computation of WPG Inc.'s basic and diluted earnings (loss) per common share:

	For the Three Months Ended March 31,
	2020	2019
Earnings (Loss) Per Common Share, Basic:
Net income (loss) attributable to common shareholders - basic	$3,375	$(5,175)
Weighted average shares outstanding - basic	189,143,319	188,082,289
Earnings (Loss) per common share, basic	$0.02	$(0.03)

Earnings (Loss) Per Common Share, Diluted:
Net income (loss) attributable to common shareholders - basic	$3,375	$(5,175)
Net income (loss) attributable to limited partner unitholders	617	(956)
Net income (loss) attributable to common shareholders - diluted	$3,992	$(6,131)
Weighted average common shares outstanding - basic	189,143,319	188,082,289
Weighted average operating partnership units outstanding	34,593,887	34,731,075
Weighted average additional dilutive securities outstanding	812,751	—
Weighted average common shares outstanding - diluted	224,549,957	222,813,364
Earnings (Loss) per common share, diluted	$0.02	$(0.03)

For the three months ended March 31, 2020 and 2019, additional potentially dilutive securities include contingently-issuable outstanding stock options, restricted stock units, and performance based components of annual or special arrangement awards. For the three months ended March 31, 2019, the potential dilutive effect of 673,051 contingently-issuable outstanding stock options and 1,305,005 performance based components of annual or special arrangement awards were excluded as their inclusion would be anti-dilutive. We accrue distributions when they are declared.
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
The following table sets forth the computation of WPG L.P.'s basic and diluted earnings (loss) per common unit:

	For the Three Months Ended March 31,
	2020	2019
Earnings (Loss) Per Common Unit, Basic & Diluted:
Net income (loss) attributable to common unitholders - basic and diluted	$3,992	$(6,131)
Weighted average common units outstanding - basic	223,737,206	222,813,364
Weighted average additional dilutive securities outstanding	812,751	—
Weighted average units outstanding - diluted	224,549,957	222,813,364
Earnings (Loss) per common unit, basic & diluted	$0.02	$(0.03)

For the three months ended March 31, 2020 and 2019, additional potentially dilutive securities include contingently-issuable units related to WPG Inc.'s outstanding stock options, restricted stock units, and WPG Inc.'s performance based components of annual or special arrangement awards. For the three months ended March 31, 2019, the potential dilutive effect of 673,051 contingently-issuable outstanding stock options and 1,305,005 performance based components of annual awards were excluded as their inclusion would be anti-dilutive. We accrue distributions when they are declared.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

12.	Subsequent Events
On April 28, 2020, the Company received notice from the New York Stock Exchange ("NYSE") that as of April 27, 2020, its Common Stock is no longer in compliance with NYSE continued listing criteria set forth in Section 802.01C of the Listed Company Manual of the NYSE, which require listed companies to maintain an average closing share price of at least $1.00 over a period of 30 consecutive trading days. The Company has until January 1, 2021, inclusive of extensions of the cure period provided by the Securities and Exchange Commission in response to the COVID-19 pandemic, to regain compliance with the continued listing criteria. During this period, the Company's Common Stock will continue to trade on the NYSE.
The Company intends to actively evaluate and monitor the price of its Common Stock between now and January 1, 2021, and will consider implementation of various options available to the Company if its Common Stock does not trade at a level that is likely to regain compliance. A delisting of our Common Stock from the NYSE could negatively impact us by, among other things, reducing liquidity and market price of our Common Stock.
On April 14, 2020, the Company received notification that a receiver had been appointed to manage and lease Muncie Mall. An affiliate of the Company continues to hold title to the property.
On April 3, 2020, the Company exercised the third of three options to extend the maturity of the $65.0 million term loan secured by Weberstown Mall, located in Stockton, California, for one year. The extended maturity date is June 8, 2021.
COVID-19 Updates
Based upon continued uncertainties due to COVID-19, the Company has taken the following measures to enhance liquidity and financial flexibility:
•On April 14, 2020 the Company drew down an additional $120.0 million from the Revolver. After this draw, the Company has approximately $3.0 million of borrowing capacity remaining under the Revolver.
•The Company and the Board have temporarily suspended the quarterly cash dividend for common shares and operating partnership units throughout the remainder of 2020 with a potential true up of the fourth quarter 2020 dividend payment in order to address the Company’s REIT taxable income distribution requirements.
•Effective April 5, 2020, the Company temporarily reduced the base salaries of its senior leadership team ranging from 5% to 25%. These reductions impacted Senior Vice Presidents, Executive Vice Presidents, the Company’s Chief Counsel, Chief Financial Officer and the Chief Executive Officer.
•On April 3, 2020 the Company furloughed or laid off approximately 20% of associates to reduce corporate overhead and operating expenses. These actions impacted both property and corporate office colleagues whose workload has been significantly reduced by the COVID-19 pandemic. Those colleagues who are temporarily furloughed will continue to receive existing Company-provided benefits throughout their absence. As circumstances change, the Company will make every effort to bring these furloughed associates back to work as soon as possible. Additionally, the Company has mandated a hiring freeze and terminated third party vendor contracts when applicable.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in this report.
Overview - Basis of Presentation
Washington Prime Group Inc. ("WPG Inc.") is an Indiana corporation that operates as a fully integrated, self‑administered and self‑managed real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended (the "Code"). WPG Inc. will generally qualify as a REIT for U.S. federal income tax purposes as long as it continues to distribute at least 90% of its REIT taxable income, exclusive of net capital gains, and satisfy certain other requirements. WPG Inc. will generally be allowed a deduction against its U.S. federal income tax liability for dividends paid by it to REIT shareholders, thereby reducing or eliminating any corporate level taxation to WPG Inc. Washington Prime Group, L.P. ("WPG L.P.") is WPG Inc.'s majority‑owned limited partnership subsidiary that owns, develops and manages, through its affiliates, all of WPG Inc.'s real estate properties and other assets. WPG Inc. is the sole general partner of WPG L.P. As of March 31, 2020, our assets consisted of material interests in 101 shopping centers in the United States, consisting of open air properties and enclosed retail properties, comprised of approximately 54 million square feet of managed gross leasable area.
Unless the context otherwise requires, references to "WPG," the "Company," "we," "us" and "our" refer to WPG Inc., WPG L.P. and entities in which WPG Inc. or WPG L.P. (or any affiliate) has a material ownership or financial interest, on a consolidated basis.
The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The consolidated balance sheets as of March 31, 2020 and December 31, 2019 include the accounts of WPG Inc. and WPG L.P., as well as their majority owned and controlled subsidiaries. The consolidated statements of operations include the consolidated accounts of the Company. All intercompany transactions have been eliminated in consolidation. In the opinion of management, the consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods presented. The Company believes that the disclosures made are adequate to prevent the information presented from being misleading.
COVID-19
During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus ("COVID-19"). The pandemic has significantly impacted the economic conditions in the United States, with accelerated effects in February and March, as federal, state and local governments reacted to the public health crisis, creating significant uncertainties in the United States economy. In the interest of public health and safety, jurisdictions (national, state and local) where our shopping centers are located, required mandatory closures or capacity limitations or other restrictions for those that continue to operate which have impacted our tenants' ability to pay rent. As of March 31, 2020, all of our enclosed retail properties were closed and our open air properties have been limited to operations that have been deemed essential by the respective jurisdiction in which they operate, resulting in approximately 57% of our properties remaining open. A robust effort has been underway to ensure an optimal transition for the full reopening of all properties, including tenant discussions and a comprehensive reopening processes and best practices manual. As a result of these developments, the Company expects a material adverse impact on its revenues, results of operations and cash flows for the year ended December 31, 2020. The situation is rapidly changing and additional impacts to the business may arise that we are not aware of currently. We cannot predict whether, when or the manner in which the conditions surrounding COVID-19 will change including the timing of lifting any restrictions or closure requirements, when our shopping centers and tenants will reopen, and shopper re-engagement with our brand.
In response to this pandemic, we have taken the following cost saving and capital preservations steps:
•Furloughed or laid off approximately 20% of our workforce. Additionally, we implemented a hiring freeze and terminated third party vendor contracts when applicable;
•Temporarily reduced senior management base compensation ranging from 5% to 25%;
•Drew an additional $120.0 million under the Revolver on April 14, 2020 to increase liquidity and preserve financial flexibility; and
•Temporarily suspended the quarterly common share and operating partnership unit cash dividend for the remainder of 2020 (with a potential true up of the fourth quarter 2020 dividend payment in order to address the Company's REIT taxable income distribution requirements), which will result in cash savings in excess of $80.0 million for the remainder of the year, exclusive of any aforementioned true up.

Additionally, the Company is working with various lenders on agreements to delay the timing of the debt service payments on several secured mortgages for a period generally ranging from three to six months. While these forbearance agreements will not reduce the Company’s debt obligations, it will enhance cash flow during the period of lower rent collections from tenants. The Company estimates approximately $10 million to $15 million of delayed payments from these arrangements. In certain instances, the Company did not pay debt service in advance of finalizing agreements with the lenders and may be in technical default in such circumstances.
Further, we are engaged in discussions with our unsecured creditors and based upon these discussions we believe, to the extent that the impact of COVID-19 results in potential non-compliance with financial covenants, it is probable that we will remain compliant with such covenants through some combination of waivers, modifications or other amendments to the related agreements. However, no assurances can be made in this regard, and if we are unable to agree on the terms of such waivers or changes, this could create substantial doubt about our ability to continue as a going concern through May 7, 2021.
New Accounting Pronouncements
Adoption of New Standards
In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") ASU 2016-13, "Financial Instruments - Credit Losses," which introduced new guidance for an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale debt securities and provides a simplified accounting model for purchased financial assets with credit deterioration since their origination. Instruments in scope include loans, held-to-maturity debt securities, and net investments in leases as well as reinsurance and trade receivables. In November 2018, the FASB issued ASU 2018-19, which clarifies that operating lease receivables are outside the scope of the new standard. We adopted this ASU on January 1, 2020, noting our seller-provided bridge financing associated with our other indebtedness (see "Financing and Debt" for further details) and certain other miscellaneous accounts are in scope of ASU 2016-13. However, there was no impact to our consolidated financial statements at adoption.
New Standards Issued But Not Yet Adopted
In March 2020, the FASB issued ASU 2020-04 "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." ASU 2020-04 provides temporary optional expedients and exceptions to GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the London Inter-Bank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate ("SOFR"). Entities can elect not to apply certain modification accounting requirements to contracts affected by reference rate reform, if certain criteria are met. If elected, an entity would not have to remeasure the contracts at the modification date or reassess a previous accounting determination. Entities electing relief would need to apply it consistently for all eligible modified contracts accounted for under a particular codification topic or industry subtopic. Additionally, entities can elect various optional expedients that would allow them to continue to apply hedge accounting for hedging relationships affected by reference rate reform, if certain criteria are met. Entities electing relief related to hedging relationships can generally elect to apply the optional expedients on a hedge-by-hedge basis.
The guidance is effective upon issuance and can be applied to modifications of existing contracts made after January 1, 2020 and can be applied to eligible hedging relationships existing as of or entered into after the same date. The relief is temporary and cannot be applied to contract modifications that occur after December 31, 2022 or hedging relationships entered into or evaluated after that date. However, certain optional expedients can be applied to hedging relationships evaluated in periods after December 31, 2022. As of March 31, 2020, we had approximately $692.0 million (excluding debt issuance costs of $5.6 million) of our aggregate consolidated indebtedness that was indexed to LIBOR. In addition, as of March 31, 2020, we had approximately $641.0 million of consolidated indebtedness swapped to LIBOR plus a fixed spread under hedging relationships. We expect that upon modification, these contracts will generally qualify for the temporary relief upon meeting the certain criteria and we are currently assessing our plans for adoption.

In April 2020, the FASB issued a question-and-answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of COVID-19. Under existing lease guidance, the Company would have to determine, on a lease by lease basis, if a lease concession was the result of a new arrangement reached with the tenant (treated with the lease modification accounting framework) or if a lease concession was under the enforceable rights and obligations within the existing lease agreement (precluded from applying the lease modification accounting framework). The Lease Modification Q&A clarifies that entities may elect to not evaluate whether lease-related relief that lessors provide to mitigate the economic effects of COVID-19 on lessees is a lease modification under Topic 842, Leases. Instead, an entity that elects not to evaluate whether a concession directly related to COVID-19 is a modification can then elect whether to apply the modification guidance (i.e. assume the relief was always contemplated by the contract or assume the relief was not contemplated by the contract). Both lessees and lessors may make this election. The Company is evaluating its election on a disaggregated basis, with such election applied consistently to leases with similar characteristics and similar circumstances.  The future impact of the Lease Modification Q&A is dependent upon the extent of lease concessions granted to tenants as a result of COVID-19 in future periods and the elections made by the Company at the time of entering into such concessions.
Four Corners Outparcel Sales
We are party to two separate purchase and sale agreements to sell certain outparcels to FCPT Acquisitions, LLC ("Four Corners"). The following table summarizes the key terms of each of the closings that occurred during the three months ended March 31, 2020 (dollars in thousands):

Sales Date	Parcels Sold	Purchase Price	Sales Proceeds
February 13, 2020	2	$1,961	$1,945
The net proceeds were generally used to fund ongoing redevelopment efforts and for general corporate purposes. Excluding any subsequent amendments thereto, the Company expects to close on the approximately $4.6 million of remaining outparcels from the first purchase and sale agreement and the majority of the remaining $26.9 million from the second purchase and sale agreement in 2020, subject to due diligence and closing conditions.
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
Portfolio Data
The portfolio data discussed in this overview includes key operating statistics for the Company including ending occupancy, average base minimum rent per square foot and comparable NOI for the core properties owned and managed at March 31, 2020. The Company generates approximately 91% of the NOI from our Tier 1 and open air properties. As these properties are core to our future growth and receive the majority of our capital allocation, we disclose our operating metrics for this portion of our portfolio and exclude our noncore properties as well as our Tier 2 properties. Refer to Item 7 of Part II of the 2019 Form 10-K for our property listing.

When excluding the impact of the 2019 bankruptcies of Charlotte Russe, Gymboree, and Payless Shoesource, business fundamentals in our core portfolio for the first quarter of 2020 were generally stable compared to 2019. Ending occupancy for the Tier 1 and open air properties was 92.9% as of March 31, 2020, as compared to 93.8% as of March 31, 2019. Average base minimum rent per square foot for the core portfolio decreased 2.0% when comparing March 31, 2020 to March 31, 2019. Comparable NOI for the Tier 1 and open air properties decreased 3.0% in the first quarter of 2020 when compared to the first quarter of 2019. The Tier 1 properties had a decrease in comparable NOI of 7.2%, and the open air properties had an increase in comparable NOI of 7.6% in the first quarter of 2020 as compared to the same period in 2019. This quarterly decrease in NOI of $3.2 million for the Tier 1 and open air properties relate to lower revenue of $2.1 million from the 2019 bankruptcies of Charlotte Russe, Gymboree, and Payless Shoesource. The remaining variance can be attributed to lower percentage and overage rent primarily attributed to the impact of property closures in March due to the COVID-19 global pandemic.
The following table sets forth key operating statistics for the combined portfolio of the Tier 1 and open air properties:

	March 31, 2020	March 31, 2019	% Change
Ending occupancy(1)	92.9%	93.8%	(0.9)%
Average base minimum rent per square foot(2)	$21.35	$21.78	(2.0)%

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
Current Leasing Activities
During the three months ended March 31, 2020, we signed new leases and renewal leases with terms in excess of a year (excluding enclosed retail property anchors, majors, offices, and in-line spaces in excess of 10,000 square feet) across the Tier 1 and open air portfolio, comprising approximately 783,100 square feet, an increase of 54% from the prior year. The average annual initial base minimum rent for new leases was $19.69 per square foot ("psf") and for renewed leases was $16.28 psf. For these leases, the average for tenant allowances was $28.56 psf for new leases and $3.21 psf for renewals. During the three months ended March 31, 2019, we signed new leases and renewal leases with terms in excess of a year (excluding enclosed retail property anchors, majors, offices, and in-line spaces in excess of 10,000 square feet) across the Tier 1 and open air portfolio, comprising approximately 509,800 square feet. The average annual initial base minimum rent for new leases was $23.80 psf and for renewed leases was $28.36 psf. For these leases, the average for tenant allowances was $44.62 psf for new leases and $12.74 psf for renewals.
Results of Operations
Activities Affecting Results
The following property related transactions affected our results in the comparative periods:
•On January 31, 2020, we completed the sale of Dekalb Plaza, located in King of Prussia, Pennsylvania, to an unaffiliated private real estate investor.
•On January 14, 2020, we completed the sale of Matteson Plaza, located in Matteson, Illinois, to an unaffiliated private real estate investor.
•During 2020, we completed the sale of 2 outparcels with Four Corners (see further details in Note 4 of the Condensed Notes to the Unaudited Consolidated Financial Statements in Part I, Item 1).
•On December 19, 2019, we completed the sale of Charles Towne Square, located in Charleston, South Carolina, to an unaffiliated private real estate investor.
•On December 18, 2019, we transitioned West Ridge Mall and Plaza ("West Ridge," collectively), located in Topeka, Kansas, to the lender.
•On July 1, 2019, we transitioned Towne West Square, located in Wichita, Kansas, to the lender.
•During 2019, we completed the sale of 25 outparcels with Four Corners (see further details in Note 4 of the Condensed Notes to the Unaudited Consolidated Financial Statements in Part I, Item 1).

For the purposes of the following comparisons, the transactions listed above are referred to as the "Property Transactions," and "comparable properties" refers to the remaining properties we owned and operated throughout both of the periods under comparison.
Three Months Ended March 31, 2020 vs. Three Months Ended March 31, 2019
Rental income decreased $16.0 million due to a $11.1 million decrease attributable to the comparable properties, primarily related to $2.6 million of less rental income due to the 2019 bankruptcies and anchor vacancy related co-tenancy claims, a $2.4 million decrease attributed to our change in collectibility of straight-line rents primarily due to the COVID-19 pandemic, a $1.9 million decrease related amortization of above/below-market leases and inducements, and a net $1.5 million decrease in temporary tenant rents, overage rents, and termination income. A further decrease of $4.9 million was attributable to the Property Transactions.
Property operating expenses decreased $2.1 million, of which $1.8 million was attributable to the Property Transactions and $0.3 million was attributable to the comparable properties. Depreciation and amortization decreased $6.7 million, primarily due to a $2.6 million decrease attributable to the Property Transactions, and a $4.1 million decrease in the comparable properties related to the accelerated depreciation of certain building and land improvement assets during the first quarter of 2019. Real estate taxes decreased $1.9 million, primarily due to a $1.0 million decrease in the comparable properties due to reduced tax assessments and capitalization of real estate taxes associated with redevelopment efforts and a $0.9 million decrease attributable to the Property Transactions. General and administrative expenses decreased $1.9 million, which was primarily attributable to severance costs incurred during the first quarter of 2019. The $1.3 million impairment charge recorded in the 2020 period related to the write down of land at Georgesville Square, located in Columbus, Ohio, and a single tenant outparcel located in Topeka, Kansas.
Interest expense, net, increased $1.8 million, of which a net $1.8 million increase was attributable to corporate debt activity primarily related to our other indebtedness (see "Financing and Debt" for further details) and a $1.4 million increase primarily attributable to the April 2019 financing of Waterford Lakes Town Center, located in Orlando, Florida. Offsetting these increases was a decrease of $1.4 million attributable to the transitions of Towne West Square and West Ridge.
Gain on disposition of interests in properties, net increased $16.8 million which is primarily attributed to the recording of a $15.4 million gain related to our disposition of interests in Seminole Towne Center, located in Sanford, Florida, in the first quarter of 2020 as this property, which was held in an unconsolidated joint venture, was transitioned to the lender pursuant to the terms within a deed-in-lieu of foreclosure agreement and all involvement between us and the related property ceased in connection with this transition.
Income and other taxes decreased $1.0 million, which is primarily attributed to certain federal income tax relief granted under the newly enacted Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") in response to the COVID-19 pandemic.
For WPG Inc., net income (loss) attributable to noncontrolling interests primarily relates to the allocation of income (loss) to third parties based on their respective weighted average ownership of limited partnership interest in WPG L.P., which percentage remained consistent over the periods.
Liquidity and Capital Resources
Our primary uses of cash include payment of operating expenses, working capital, debt repayment, including principal and interest, reinvestment in properties, development and redevelopment of properties, tenant allowance and dividends. Our primary sources of cash are operating cash flow and borrowings under our debt arrangements, including our Revolver (as defined in "Financing and Debt"), unsecured notes payable and senior unsecured term loans as further discussed below.
Annually, we derive most of our liquidity from leases that generate positive net cash flow from operations. Total cash flows from operations during the three months ended March 31, 2020 was $10.0 million. Due to the seasonal nature of certain operational activities as well as the impact of COVID-19, the cash flows from operations for the three months ended March 31, 2020 are not necessarily indicative of the cash flows from operations expected for the full year.
Our balance of cash and cash equivalents decreased $1.8 million during 2020 to $39.6 million as of March 31, 2020. The decrease was primarily due to dividend distributions, and capital expenditures, partially offset by operating cash flow from properties, net distributions from our joint ventures, the net proceeds from the disposition of properties, and net proceeds from the issuance of debt. See "Cash Flows" below for more information.
Because we own primarily long-lived income-producing assets, our financing strategy relies on a combination of long-term mortgage debt as well as unsecured debt supported by a quality unencumbered asset pool, providing us with ample flexibility from a liquidity perspective. Our strategy is to have the majority of our debt fixed either through fixed rate mortgages or interest rate swaps that effectively fix the interest rate. At March 31, 2020, floating rate debt (excluding loans hedged to fixed interest) comprised 22.6% of our total consolidated debt. We will continue to monitor our borrowing mix to limit market risk.

On March 31, 2020, we had an aggregate available borrowing capacity of $122.8 million under the Revolver, net of outstanding borrowings of $527.0 million and $0.2 million reserved for outstanding letters of credit. The weighted average interest rate on the Revolver was 3.3% during the three months ended March 31, 2020. The decrease in our borrowing capacity is primarily attributed to utilizing our Revolver to complete the payoff of the $250.0 million Exchange Notes on February 28, 2020 (capitalized terms as defined in "Financing and Debt"). Additionally, on April 14, 2020, we borrowed an additional $120.0 million under the Revolver to enhance our liquidity as we anticipate lower cash receipts in the second quarter as a result of the COVID-19 global pandemic (refer to "COVID-19" for additional details on our response to enhance short-term liquidity). Following this draw, we have approximately $3.0 million in borrowing capacity on the Revolver.
The consolidated indebtedness of our business was approximately $3.1 billion as of March 31, 2020, or an increase of approximately $67.5 million from December 31, 2019. The change in consolidated indebtedness from December 31, 2019 is described in greater detail under "Financing and Debt."
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
Cash Flows
Our net cash flow from operating activities totaled $10.0 million during the three months ended March 31, 2020. During this period we also:

•	funded capital expenditures and redevelopment projects of $60.0 million;

•	received net proceeds from the sale of interests in properties and outparcels of $17.2 million;

•	funded investments in unconsolidated entities of $3.2 million;

•	received distributions of capital from unconsolidated entities of $1.6 million;

•	received net proceeds from our debt financing, refinancing and repayment activities of $66.0 million; and

•	funded distributions to common and preferred shareholders and unitholders of $31.6 million.
Prior to the COVID-19 global pandemic, we anticipated that cash generated from operations would have been sufficient in 2020 to meet operating expenses, monthly debt service, recurring capital expenditures, and cover the majority of distributions to shareholders necessary to maintain WPG Inc.'s status as a REIT on a long-term basis. In addition, we expected to be able to generate or obtain capital for nonrecurring capital expenditures, such as acquisitions, major building renovations and expansions, as well as for scheduled principal maturities on outstanding indebtedness, from:

•	excess cash generated from operating performance and working capital reserves;

•	borrowings on our debt arrangements;

•	opportunistic asset sales;

•	additional secured or unsecured debt financing; or

•	additional equity raised in the public or private markets.
We expected to generate positive cash flow from operations in 2020, and we considered these projected cash flows in our sources and uses of cash. These cash flows were projected to be principally derived from rents paid by our retail tenants. Due to the COVID-19 global pandemic, we anticipate a significant deterioration in projected cash flows from operations which has caused us to increase our reliance on available funds from our debt arrangements, curtail planned capital expenditures, temporarily suspend common dividend distributions, and seek other additional sources of financing as discussed above. Based on our current projections that have been stress tested for various COVID-19 scenario outcomes, we anticipate having sufficient liquidity to meet our financial obligations for the remainder of the year.

Financing and Debt
Mortgage Debt
Total mortgage indebtedness at March 31, 2020 and December 31, 2019 was as follows (in thousands):

	March 31, 2020	December 31, 2019
Face amount of mortgage loans	$1,113,242	$1,117,242
Fair value adjustments, net	2,887	3,463
Debt issuance cost, net	(4,785)	(5,097)
Carrying value of mortgage loans	$1,111,344	$1,115,608
A roll forward of mortgage indebtedness from December 31, 2019 to March 31, 2020 is summarized as follows (in thousands):

Balance at December 31, 2019	$1,115,608
Debt amortization payments	(4,000)
Amortization of fair value and other adjustments	(576)
Amortization of debt issuance costs	312
Balance at March 31, 2020	$1,111,344
On April 3, 2020, the Company exercised the third of three options to extend the maturity of the $65.0 million term loan secured by Weberstown Mall, located in Stockton, California, for one year. The extended maturity date is June 8, 2021.
On February 14, 2020, the Company exercised the second of two options to extend the maturity of the $51.0 million mortgage note payable secured by Town Center at Aurora for one year. The extended maturity is April 1, 2021.
Highly-levered Assets
As of March 31, 2020, we have identified two consolidated mortgage loans that have leverage levels in excess of our targeted leverage and are working with the special servicers on these non-recourse mortgages. These mortgage loans total $78.1 million and encumber Charlottesville Fashion Square, located in Charlottesville Virginia and Muncie Mall, located in Muncie, Indiana, both of which have been identified as noncore properties. We expect to improve our leverage once both, or a portion of them, are transitioned to the lenders, with minimal impact to net cash flows. See "Covenants" below for further discussion on these highly-levered assets as of March 31, 2020.

Corporate Debt
The following table identifies our total corporate debt outstanding at March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
Notes payable:
Face amount - the Exchange Notes(1)	$—	$250,000
Face amount - Senior Notes due 2024(2)	720,900	720,900
Debt discount, net	(7,489)	(7,864)
Debt issuance costs, net	(4,991)	(5,470)
Total carrying value of notes payable	$708,420	$957,566

Unsecured term loans:(7)
Face amount - Term Loan(3)(4)	$350,000	$350,000
Face amount - December 2015 Term Loan(5)	340,000	340,000
Debt issuance costs, net	(3,074)	(3,358)
Total carrying value of unsecured term loans	$686,926	$686,642

Revolving credit facility:(3)(6)
Face amount	$527,000	$207,000
Debt issuance costs, net	(2,570)	(2,855)
Total carrying value of revolving credit facility	$524,430	$204,145

Other indebtedness:(8)
Face amount	$98,900	$98,900
Debt issuance costs, net	(1,548)	(1,561)
Accretion adjustment	555	262
Total carrying value of other indebtedness	$97,907	$97,601
(1) The Exchange Notes were issued at a 0.028% discount and bore interest at 3.850% per annum.
(2) The Senior Notes due 2024 were issued at a 1.533% discount, bore interest at 5.950% per annum through August 14, 2019, at which time the interest rate increased to 6.450% per annum. The Senior Notes due 2024 mature on August 15, 2024.
(3) The unsecured revolving credit facility, or "Revolver" and unsecured term loan, or "Term Loan" are collectively known as the "Facility."
(4) The Term Loan bears interest at one-month LIBOR plus 2.10% per annum and will mature on December 30, 2022. We have interest rate swap agreements totaling $250.0 million, which effectively fix the interest rate on a portion of the Term Loan at 4.86% through June 30, 2021. At March 31, 2020, the applicable interest rate on the unhedged portion of the Term Loan was one-month LIBOR plus 2.10% or 3.09%.
(5) The December 2015 Term Loan bears interest at one-month LIBOR plus 2.35% per annum and will mature on January 10, 2023. We have interest rate swap agreements totaling $340.0 million which effectively fix the interest rate at 4.06% per annum through maturity.
(6) The Revolver provides borrowings on a revolving basis up to $650.0 million, bears interest at one-month LIBOR plus 1.80%, and will initially mature on December 30, 2021, subject to two six month extensions available at our option subject to compliance with terms of the Facility and payment of a customary extension fee. At March 31, 2020, we had an aggregate available borrowing capacity of $122.8 million under the Revolver, net of $0.2 million reserved for outstanding letters of credit. At March 31, 2020, the applicable interest rate on the Revolver was one-month LIBOR plus 1.80% or 2.79%. The interest rate on the Revolver may vary in the future based upon the Company's credit rating and leveraged levels.
(7) While we have interest rate swap agreements in place that fix the LIBOR portion of the rates as noted above, the spread over LIBOR could vary in the future based upon changes to the Company's credit ratings and leveraged levels.
(8) Represents the financial liability associated with our failed sale and leaseback of land at Edison Mall, located in Fort Myers, Florida; Great Lakes Mall, located in Mentor, Ohio; Irving Mall, located in Irving, Texas; and Jefferson Valley Mall, located in Yorktown Heights, New York (collectively, the "Properties"). The face amount represents the sales price of the fee interest in the land at the Properties. The master ground lease has a 99-year term and includes fixed annual payments at an initial annualized rate of 7.4%, with annual rent escalators over the aforementioned term. The agreement also includes an option to repurchase the fee interest in the land at $109.3 million in year 30 of the master ground lease, which is being accreted to the financial liability during the repurchase period. Proceeds received at closing were net of $55.0 million in bridge financing provided by the Company, which is included in "Deferred costs and other assets" on the consolidated balance sheet at March 31, 2020 and December 31, 2019. Expense is being recognized utilizing an effective interest rate of 8.56% during the repurchase period.

Covenants
Our unsecured debt agreements contain financial and other covenants. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender including adjustments to the applicable interest rate. As of March 31, 2020, management believes the Company is in compliance with all covenants of its unsecured debt.
The total balance of mortgages was approximately $1.1 billion as of March 31, 2020. At March 31, 2020, certain of our consolidated subsidiaries were the borrowers under 20 non-recourse loans and two full-recourse loans secured by mortgages encumbering 24 properties, including one separate pool of cross-defaulted and cross-collateralized mortgages encumbering a total of four properties. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt instruments contain financial and other non-financial covenants which are specific to the properties which serve as collateral for that debt. If the borrower fails to comply with these covenants, the lender could accelerate the maturity for the debt and enforce its right against their collateral. Our existing non-recourse mortgage loans generally prohibit our subsidiaries that are borrowers thereunder from incurring additional indebtedness, subject to certain customary and limited exceptions. In addition, certain of these instruments limit the ability of the applicable borrower's parent entity from incurring mezzanine indebtedness unless certain conditions are satisfied, including compliance with maximum loan to value ratio and minimum debt service coverage ratio tests. Further, under certain of these existing agreements, if certain cash flow levels in respect of the applicable mortgaged property (as described in the applicable agreement) are not maintained for at least two consecutive quarters, the lender could accelerate the maturity for the debt and enforce its right against its collateral.
On February 21, 2020, we received a letter, dated that same date, from the lender notifying the borrower, a consolidated subsidiary of WPG L.P., that the $33.1 million mortgage loan secured by Muncie Mall, located in Muncie, Indiana was transferred to special servicing because the borrower notified the lender that future projected cash flows will be insufficient to ensure future compliance with the mortgage loan due to the loss of certain tenants. The borrower has initiated discussions with the special servicer regarding this non-recourse loan and is considering various options. On April 14, 2020, the Company received notification that a receiver had been appointed to manage and lease the property. An affiliate of the Company continues to hold title to the property.
On November 5, 2019, we received a notice of default letter, dated October 30, 2019, from the lender notifying the borrower, a consolidated subsidiary of WPG L.P., that the $45.1 million mortgage loan secured by Charlottesville Fashion Square, located in Charlottesville, Virginia was transferred to special servicing because the borrower notified the lender that future projected cash flows will be insufficient to ensure future compliance with the mortgage loan due to the loss of certain tenants. The borrower has initiated discussions with the special servicer regarding this non-recourse loan and is considering various options. On March 17, 2020, we received notification that a receiver had been appointed to manage and lease the property. An affiliate of the Company still holds title to the property.
At March 31, 2020, management believes the applicable borrowers under our other non-recourse mortgage loans were in compliance with all covenants where non-compliance could individually, or giving effect to applicable cross-default provisions in the aggregate, have a material adverse effect on our financial condition, results of operations or cash flows.
Summary of Financing
Our consolidated debt and the effective weighted average interest rates as of March 31, 2020 and December 31, 2019, consisted of the following (dollars in thousands):

	March 31, 2020	Weighted Average Interest Rate	December 31, 2019	Weighted Average Interest Rate
Fixed-rate debt, face amount (1)	$2,458,597	5.31%	$2,712,304	5.17%
Variable-rate debt, face amount	692,000	2.88%	372,000	3.73%
Total face amount of debt	3,150,597	4.77%	3,084,304	5.00%
Note discount	(7,489)		(7,864)
Fair value adjustments, net	2,887		3,463
Debt issuance costs, net	(16,968)		(18,341)
Total carrying value of debt	$3,129,027		$3,061,562
(1) Includes variable rate debt whose interest rates have been fixed via swap agreements.

Contractual Obligations
The following table summarizes the material aspects of the Company's future obligations for consolidated entities as of March 31, 2020, for the remainder of 2020 and for subsequent years thereafter assuming the obligations remain outstanding through maturities noted below (in thousands):

	2020	2021 - 2022	2023 - 2024	Thereafter	Total
Long term debt(1)	$92,176	$1,287,559	$1,390,559	$390,133	$3,160,427
Interest payments(2)	109,326	269,607	136,440	291,405	806,778
Distributions(3)	3,568	—	—	—	3,568
Ground rent/operating leases(4)	1,662	4,312	2,461	20,377	28,812
Purchase/tenant obligations(5)	99,990	33,330	—	—	133,320
Total	$306,722	$1,594,808	$1,529,460	$701,915	$4,132,905
(1) Represents principal maturities only and therefore excludes net fair value adjustments of $2,887, debt issuance costs of $(16,968) and note discount of $(7,489) as of March 31, 2020. The principal maturities reflect any available extension options within the control of the Company. Additionally, includes the difference between our carrying value of the financial liability of $99.5 million and the repurchase option payment of $109.3 million related to our failed sale and leaseback transaction (see "Financing and Debt - Corporate Debt" for additional details).
(2) Variable rate interest payments are estimated based on the LIBOR rate at March 31, 2020.
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
The following table summarizes the material aspects of the Company's proportionate share of future obligations for unconsolidated entities as of March 31, 2020, for the remainder of 2020 and for subsequent years thereafter assuming the obligations remain outstanding through maturities noted below (in thousands):

	2020	2021 - 2022	2023 - 2024	Thereafter	Total
Long term debt(1)	$6,647	$48,001	$21,374	$541,178	$617,200
Interest payments(2)	20,258	47,310	44,393	22,652	134,613
Ground rent/operating leases(3)	2,988	8,056	8,468	185,327	204,839
Purchase/tenant obligations(4)	15,984	5,328	—	—	21,312
Total	$45,877	$108,695	$74,235	$749,157	$977,964
(1) Represents principal maturities only and therefore excludes net fair value adjustments of $3,625 and debt issuance costs of $(2,113) as of March 31, 2020. In addition, the principal maturities reflect any available extension options.
(2) Variable rate interest payments are estimated based on the LIBOR rate at March 31, 2020.
(3) Represents minimum future lease payments due through the end of the initial lease term under executed leases.
(4) Includes amounts due under executed leases and commitments to vendors for development and other matters.
Off-Balance Sheet Arrangements
Off-balance sheet arrangements consist primarily of investments in joint ventures which are common in the real estate industry. Joint ventures typically fund their cash needs through secured debt financings obtained by and in the name of the joint venture entity. The joint venture debt is secured by a first mortgage, is without recourse to the joint venture partners, and does not represent a liability of the partners, except to the extent the partners or their affiliates expressly guarantee the joint venture debt. As of March 31, 2020, there were no guarantees of joint venture related mortgage indebtedness. In addition to obligations under mortgage indebtedness, our joint ventures have obligations under ground leases and purchase/tenant obligations. Our share of obligations under joint venture debt, ground leases and purchase/tenant obligations is quantified in the unconsolidated entities table within "Contractual Obligations" above. WPG may elect to fund cash needs of a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans, although such fundings are not required contractually or otherwise.

Equity Activity
Exchange Rights
Subject to the terms of the limited partnership agreement of WPG L.P., limited partners in WPG L.P. have, at their option, the right to exchange all or any portion of their units for shares of WPG Inc. common stock on a one‑for‑one basis or cash, as determined by WPG Inc. Therefore, the common units held by limited partners are considered by WPG Inc. to be share equivalents and classified as noncontrolling interests within permanent equity, and classified by WPG L.P. as permanent equity. The amount of cash to be paid if the exchange right is exercised and the cash option is selected will be based on the market value of WPG Inc.'s common stock as determined pursuant to the terms of the WPG L.P. Partnership Agreement. At March 31, 2020, WPG Inc. had reserved 34,506,965 shares of common stock for possible issuance upon the exchange of units held by limited partners.
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
The following is a summary by type of the awards that the Company issued during the three months ended March 31, 2020 and March 31, 2019 under the 2014 Plan and 2019 Plan.
Annual Long-Term Incentive Awards
During the three months ended March 31, 2020 and 2019, the Company approved the terms and conditions of the 2020 and 2019 annual awards (the "2020 Annual Long-Term Incentive Awards" and "2019 Long-Term Incentive Awards," respectively) for certain executive officers and employees of the Company. Under the terms of the awards program, each participant is provided the opportunity to receive (i) time-based RSUs and (ii) performance-based stock units ("PSUs"). RSUs represent a contingent right to receive one WPG Inc. common share for each vested RSU. RSUs will vest in one-third installments on each annual anniversary of the respective Grant Date (as referenced below), subject to the participant's continued employment with the Company through each vesting date and the participant's continued compliance with certain applicable covenants. During the service period, dividend equivalents will be paid in cash accruals or under some circumstances, common shares, with respect to the RSUs corresponding to the amount of any dividends paid by the Company to the Company's common shareholders for the applicable dividend payment dates. Compensation expense is recognized on a straight-line basis over the three year vesting term. Actual PSUs earned may range from 0%-150% of the PSUs allocated to the award recipient, based on the Company's total shareholder return ("TSR") compared to a peer group based on companies with similar assets and revenue over a three-year performance period that commenced on the respective Grant Date (as referenced below). During the performance period, dividend equivalents corresponding to the amount of any regular cash dividends paid by the Company to the Company’s common shareholders for the applicable dividend payment dates will accrue and be deemed reinvested in additional PSUs, which will be settled in common shares at the same time and only to the extent that the underlying PSU is earned and settled in common shares. Payout of the PSUs is also subject to the participant’s continued employment with the Company through the end of the performance period. The PSUs were valued through the use of a Monte Carlo model and the related compensation expense is recognized over the three-year performance period.

The following table summarizes the issuance of the 2020 Annual Long-Term Incentive Awards and 2019 Annual Long-Term Incentive Awards, respectively:

	2020 Annual Long-Term Incentive Awards	2019 Annual Long-Term Incentive Awards
Grant Date	February 25, 2020	February 20, 2019

RSUs issued	1,373,422	572,163
Grant date fair value per unit	$2.41	$5.77

PSUs issued	1,373,422	572,163
Grant date fair value per unit	$1.74	$4.98
During the three months ended March 31, 2020, the performance period related to PSUs awarded in conjunction with the 2017 annual award ended. There was no payout as the Company's TSR rank did not exceed the minimum required threshold for payout and 262,787 PSUs were forfeited.
Stock Options
During the three months ended March 31, 2020, no stock options were granted to employees, no stock options were exercised by employees and 13,583 stock options were canceled, forfeited or expired. As of March 31, 2020, there were 587,706 stock options outstanding. During the three months ended March 31, 2019, no stock options were granted to employees, 391 stock options were exercised by employees and 6,299 stock options were canceled, forfeited or expired.
Share Award Related Compensation Expense
During the three months ended March 31, 2020 and 2019, the Company recorded compensation expense pertaining to the awards granted of $1.9 million and $1.8 million, respectively, in general and administrative and property operating expense within the consolidated statements of operations and comprehensive loss. In certain instances, employment agreements and stock compensation programs provide for accelerated vesting when executives are terminated without cause. Additionally, the Committee may, in its discretion, accelerate the vesting for retiring Board members.
Distributions
During the three months ended March 31, 2020 and 2019, the Board declared common share/unit dividends of $0.125 and $0.25 per common share/unit, respectively.
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
Acquisitions.    We pursue the acquisition of properties that meet our strategic criteria. No acquisitions were completed during the three months ended March 31, 2020.
Dispositions.    We pursue the disposition of properties that no longer meet our strategic criteria or interests in properties to generate proceeds for alternate business uses.
On March 13, 2020, Seminole Towne Center, located in Sanford, Florida, was transitioned to the lender pursuant to the terms within a deed-in-lieu of foreclosure agreement. This property was held in an unconsolidated joint venture and all involvement between us and the related property ceased in connection with this transition.
On January 31, 2020, we completed the sale of Dekalb Plaza, located in King of Prussia, Pennsylvania, to an unaffiliated private real estate investor for a purchase price of $13.6 million. The net proceeds of $13.4 million was used to fund ongoing redevelopment efforts and general corporate purposes.

On January 14, 2020, we completed the sale of Matteson Plaza, located in Matteson, Illinois, to an unaffiliated private real estate investor for a purchase price of $1.1 million. The net proceeds of $0.4 million was used for general corporate purposes.
During the three months ended March 31, 2020, we completed the sale of 2 outparcels with Four Corners. The allocated purchase price was $2.0 million (see details under "Overview - Basis of Presentation - Four Corners Outparcel Sales").
Additionally, during the three months ended March 31, 2020, the Company sold certain undeveloped and developed land parcels for an aggregate purchase price of $1.5 million.
In connection with the sales noted above, the Company recorded net gains of $26.8 million for the three months ended March 31, 2020, which are included in gain on disposition of interests in properties, net in the consolidated statements of operations and comprehensive loss. The net proceeds were used to fund ongoing redevelopment efforts and for general corporate purposes.
Development Activity
New Development, Expansions and Redevelopments.  We routinely incur costs related to construction for significant redevelopment and expansion projects at our properties. Prior to the COVID-19 pandemic, we planned to invest approximately $90 million to $110 million for our pro-rata share of development costs for fiscal year 2020. While we maintain our commitment to complete our redevelopment projects, we have deferred some of the capital spend to 2021 as some of our retailers plan to open later than originally planned. We now anticipate our share of development costs to be approximately $80 million for the remainder of fiscal year 2020. Our estimated stabilized return or yield, on invested capital typically ranges in the high single digits.
We have identified 30 department stores (Sears, The Bon-Ton Stores, and one former Belk store) in our Tier 1 and open air portfolio that we plan to redevelop and we are actively working on repositioning. Of these locations, two are operating Sears locations, resulting in 28 that we can currently develop. At the end of the first quarter 2020, 18 of these former department store locations have been addressed with signed letters of intent (LOIs), fully executed leases, or replacement tenant openings. Many projects are actively under construction and three replacement stores opened in 2019. These former department store locations represent an opportunity to enhance the experience at the property by bringing in offerings such as dining, grocery, entertainment, home furnishings, and mixed-use components as well as dynamic retail offerings. These stores are in our Tier 1 and open air properties and exclude department stores that are owned by third parties, such as Seritage. With $50 million already incurred as of the end of 2019, we plan to spend up to an additional $300 million over the next three to four years to complete the redevelopment of these former department stores. The progress on some of these repositioning projects are discussed below:
•At Grand Central Mall in Parkersburg, West Virginia, we replaced an Elder-Beerman with a new 20,000 square foot H&M store, their first store in West Virginia, which opened in October 2018. Additionally, we added a new Five Below and Ulta Beauty, which opened in September 2018, in the former hhgregg store, and we added a Big Lots, which opened in July 2019, in the former Toys R' Us location. Lastly, we have commenced construction on the former Sears space which will add an exciting exterior facing element to the center featuring dynamic first-to-market retailers, including Home Goods, PetSmart, Ross Dress for Less, and TJ Maxx. This new open air component will complete the transformation of Grand Central Mall from a traditional enclosed regional center into a hybrid town center and the new stores are expected to open in the spring of 2021. We will invest between $31 million and $33 million in this redevelopment with an expected yield of approximately 6% - 8%.
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
•At The Mall at Fairfield Commons, in Beavercreek, Ohio, the Sears store closed in December 2018. We will reposition the former department store with a Morris Home Furniture and a first to market Round 1 Entertainment. Morris Home Furniture, which is expected to open in the first half of 2020, will occupy the upper level and Round 1 Entertainment, which opened in November of 2019, occupies the lower level.
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

•Dillard’s has agreed to open and/or expand within two Tier 1 assets. Mesa Mall, located in Grand Junction, Colorado, will receive a newly constructed Dillard’s which will be their first location within the catchment area and will replace Sears, which formerly occupied the site. The store at Mesa Mall is expected to open in the spring of 2021. In addition, Dillard’s added a second location within Southgate Mall, replacing a former Herberger’s (former Bon-Ton, Inc. Stores) further illustrating robust demand within the catchment area. The Dillard’s store at Southgate Mall opened in June 2019. Our combined investment in these two department store repositioning efforts is expected to be approximately $8 million.
•At Morgantown Mall in Morgantown, West Virginia, we added a 70,000 square foot Dunham’s Sports store, which opened in April 2020, to replace a former Elder-Beerman (former Bon-Ton, Inc. Stores). In addition, at Morgantown Mall, we have plans to tear down the former Sears store. Finally, we have plans to add an Ollie's Bargain Outlet and entertainment user in the former Belk location and are working on the final lease negotiations with the entertainment user.
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
We continue construction on the final phase of Fairfield Town Center, located in the Houston, Texas metropolitan area. This final phase will add an additional 130,000 square feet of new GLA to accommodate strong demand, resulting in close to 500,000 square feet of GLA upon completion. Leasing for this new phase is over 65% committed, including deals with a national theater and a national value fashion apparel retailer. The estimated investment in this development will be approximately $28 million, and we expect tenants to begin opening in late 2020 or early 2021.
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
Capital Expenditures
The following table summarizes total consolidated capital expenditures on a cash basis for the three months ended March 31, 2020 (in thousands):

Redevelopments and expansions	$40,129
Tenant allowances	7,643
Operational capital expenditures	7,718
Total(1)	$55,490
(1)Excludes capitalized interest, wages and real estate taxes, as well as expenditures for certain equipment and fixtures, commissions, and project costs, which are included in capital expenditures, net on the consolidated statement of cash flows.

Forward-Looking Statements
Certain statements made in this section or elsewhere in this report may be deemed "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained, and it is possible that our actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks and uncertainties. Such factors include, but are not limited to: changes in asset quality and credit risk; ability to sustain revenue and earnings growth; changes in political, economic or market conditions generally and the real estate and capital markets specifically; the impact of increased competition; the availability of capital and financing; tenant or joint venture partner(s) bankruptcies; the failure to increase enclosed retail store occupancy and same-store operating income; risks associated with acquisitions, dispositions, development, expansion, leasing and management of properties; changes in market rental rates; trends in the retail industry; relationships with anchor tenants; risks relating to joint venture properties; costs of common area maintenance; competitive market forces; the level and volatility of interest rates; the rate of revenue increases as compared to expense increases; the financial stability of tenants within the retail industry; the restrictions in current financing arrangements or the failure to comply with such arrangements; the liquidity of real estate investments; the impact of changes to tax legislation and our tax positions; losses associated with closures, failures and stoppages associated with the spread and proliferation of the COVID-19 (coronavirus) outbreak; failure to qualify as a real estate investment trust; the failure to refinance debt at favorable terms and conditions; loss of key personnel; material changes in the dividend rates on securities or the ability to pay dividends on common shares or other securities; possible restrictions on the ability to operate or dispose of any partially-owned properties; the failure to achieve earnings/funds from operations targets or estimates; the failure to achieve projected returns or yields on (re)development and investment properties (including joint ventures); expected gains on debt extinguishment; changes in generally accepted accounting principles or interpretations thereof; terrorist activities and international hostilities; the unfavorable resolution of legal or regulatory proceedings; the impact of future acquisitions and divestitures; assets that may be subject to impairment charges; and significant costs related to environmental issues; and changes in LIBOR reporting practices or the method in which LIBOR is determined. We discussed these and other risks and uncertainties under Part I, "Item 1A. Risk Factors" in the combined Annual Report on Form 10-K for WPG Inc. and WPG L.P. for the year ended December 31, 2019 and other reports filed with the Securities and Exchange Commission. We undertake no duty or obligation to update or revise these forward-looking statements, whether as a result of new information, future developments, or otherwise.
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
We determine FFO based on the definition set forth by the National Association of Real Estate Investment Trusts, or NAREIT, as net income (loss) computed in accordance with GAAP:

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

The following schedule reconciles total FFO to net income (loss) for the three months ended March 31, 2020 and 2019 (in thousands, except share/unit amounts):

	For the Three Months Ended March 31,
	2020	2019
Net income (loss)	$7,560	$(2,563)
Less: Preferred dividends and distributions on preferred operating partnership units	(3,568)	(3,568)
Adjustments to Arrive at FFO:
Real estate depreciation and amortization, including joint venture impact	69,769	76,214
Gain on disposition of interests in properties, net including impairment loss	(24,110)	—
FFO of the Operating Partnership (1)	49,651	70,083
FFO allocable to limited partners	7,649	10,905
FFO allocable to common shareholders/unitholders	$42,002	$59,178

Diluted earnings (loss) per share/unit	$0.02	$(0.03)
Adjustments to arrive at FFO per share/unit:
Real estate depreciation and amortization, including joint venture impact	0.31	0.34
Gain on disposition of interests in properties, net including impairment loss	(0.11)	0.00
Diluted FFO per share/unit	$0.22	$0.31

Weighted average shares outstanding - basic	189,143,319	188,082,289
Weighted average limited partnership units outstanding	34,593,887	34,731,075
Weighted average additional dilutive securities outstanding (2)	812,751	394,264
Weighted average shares/units outstanding - diluted	224,549,957	223,207,628

(1)
FFO of the operating partnership decreased $20.4 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. During the three months ended March 31, 2020, comparable NOI decreased $4.0 million, which can be primarily attributed to tenant bankruptcies and co-tenancy claims, contributions from properties that were sold, and reductions of $5.0 million including our pro-rata share of joint ventures in both straight-line and above/below market lease revenue. Additionally, we received $8.7 million less in FFO from the sale of outparcels. Lastly, we incurred $1.8 million in additional interest expense primarily related to the Company's other indebtedness (see "Financing and Debt" for additional details). Offsetting these decreases to FFO was a reduction in general and administrative expenses of $1.9 million, which can be primarily attributed to severance costs incurred in 2019 that did not reoccur in 2020.

(2)
The weighted average additional dilutive securities for the three months ended March 31, 2019 are excluded for purposes of calculating diluted earnings (loss) per share/unit because their effect would have been anti-dilutive.

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
The following schedule reconciles comparable NOI for our Tier 1 and open air properties to net income (loss) and presents comparable NOI percent change for the three months ended March 31, 2020 and 2019 (in thousands):

	For the Three Months Ended March 31,
	2020	2019
Net income (loss)	$7,560	$(2,563)
Loss from unconsolidated entities	1,032	48
Income and other taxes	(617)	356
Gain on disposition of interests in properties, net	(26,755)	(9,990)
Interest expense, net	38,635	36,830
Operating income	19,855	24,681

Depreciation and amortization	59,704	66,378
Impairment loss	1,319	—
General and administrative	12,264	14,125
Fee income	(2,186)	(2,747)
Management fee allocation	—	5
Pro-rata share of unconsolidated joint ventures in comp NOI	17,402	17,452
Property allocated corporate expense	4,754	4,124
Non-comparable properties and other (1)	2,589	(52)
NOI from sold properties	(93)	(1,481)
Termination income	(79)	(786)
Straight-line rents	(915)	(1,132)
Ground lease adjustments for straight-line and fair market value	5	5
Fair market value and inducement adjustments to base rents	(985)	(2,900)
Less: Tier 2 and noncore properties (2)	(10,251)	(11,137)

Comparable NOI - Tier 1 and open air properties	$103,383	$106,535
Comparable NOI percentage change - Tier 1 and open air properties	(3.0)%

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
We are exposed to market risk from changes in interest rates, primarily LIBOR. We seek to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs by closely monitoring our variable rate debt and converting such debt to fixed rates when we deem such conversion advantageous. From time to time, we may enter into interest rate swap agreements or other interest rate hedging contracts. While these agreements are intended to lessen the impact of rising interest rates, they also expose us to the risks that the other parties to the agreements will not perform, we could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly effective cash flow hedges under GAAP guidance. As of March 31, 2020, $692.0 million (excluding debt issuance costs of $5.6 million) of our aggregate consolidated indebtedness (22.6% of total consolidated indebtedness) was subject to variable interest rates, excluding amounts outstanding under variable rate loans that have been hedged to fixed interest rates.
If LIBOR rates of interest on our variable rate debt fluctuated, our future earnings and cash flows would be impacted, depending upon the current LIBOR rates and the existence of any derivative contracts currently in effect.  Based upon our variable rate debt balance as of March 31, 2020, a 50 basis point increase in LIBOR rates would result in a decrease in earnings and cash flow of $3.5 million annually and a 50 basis point decrease in LIBOR rates would result in an increase in earnings and cash flow of $3.5 million annually.  This assumes that the amount outstanding under our variable rate debt remains at $692.0 million, the balance as of March 31, 2020.

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
Changes in Internal Control Over Financial Reporting.  There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Changes in Internal Control Over Financial Reporting.  There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In addition to the other information set forth in this Quarterly Report on Form 10-Q, the reader should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the combined Annual Report on Form 10-K for WPG Inc. and WPG L.P. for the year ended December 31, 2019 (the “2019 Form 10-K”). Except for additional risk factors as noted below, there have been no material changes in the Company's risk factors from those disclosed in Part I, Item 1A, of the 2019 Form 10-K. In addition to the Company, WPG Inc., WPG L.P. and each of its affiliates, may, on a collective basis, be referred to in this Item as “we,” “us” or “our.”
The novel coronavirus (“COVID-19”) global pandemic has caused a significant disruption in non-essential retail commerce and may have a material adverse impact upon the Company’s financial condition and results of operations.
During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of COVID-19. The pandemic has significantly impacted the economic conditions in the United States, with accelerated effects in February and March, as federal, state and local governments react to the public health crisis, creating significant uncertainties in the United States economy. In the interest of public health and safety, jurisdictions (national, state and local) where our shopping centers are located, required mandatory closures, capacity limitations or other restrictions for those that continue to operate which have impacted our tenants' ability to pay rent and other related lease charges or otherwise fulfill the obligations of their respective leases. As of the date of this Form 10-Q, all of our enclosed retail properties were closed and our open air properties have been limited to operations that have been deemed essential by the respective jurisdiction in which they are located. As a result of these developments, the Company expects a material adverse impact on its revenues, results of operations and cash flows for the year ended December 31, 2020. The situation is rapidly changing and additional impacts to the business may arise that we are not aware of currently. We cannot predict whether, when or the manner in which the conditions surrounding COVID-19 will change, including the time or date on which the restrictions will be lifted, closure requirements relaxed, our closed shopping centers and tenants reopened or when customers and visitors to our centers may re-engage with our brand as they had in the past.
In addition to the impacts and uncertainties listed above, the outbreak of COVID-19 has significantly limited the ability of the Company’s employees to access the Company’s offices and properties which could adversely impact the Company’s ability to manage its properties and complete other operating and administrative functions that are important to its business. Efforts by the Company’s employees to work remotely could also expose the Company to additional risks, such as increased cybersecurity risk.
Our revenues are dependent on the level of revenues realized by our tenants, and a decline in their revenues could materially and adversely affect our business, results of operations and financial condition.
We are subject to various risks that affect the retail environment generally, including levels of consumer spending, seasonality, changes in economic conditions, unemployment rates, an increase in the use of the Internet by retailers and consumers, and natural disasters. Levels of consumer spending could be adversely affected by, for example, increases in consumer savings rates, increases in tax rates, reduced levels of income, interest rate increases, other declines in consumer net worth, unemployment levels, and a strengthening of the U.S. dollar as compared to non-U.S. currencies.
The existence and persistence of the COVID-19 pandemic and related mitigation efforts has resulted in travel restrictions and plant shutdowns, all of which have impacted, and could continue to impact, our tenants’ supply chains and, ultimately, retail product availability. State and local stay at home orders and social distancing as a result of the COVID-19 outbreak have impacted customer traffic at our properties. Even if such orders have been lifted, customer traffic may continue to be adversely impacted. The COVID-19 outbreak has resulted in property shutdowns, and may result in additional shutdowns of our retail properties, particularly in certain geographies reporting increasing diagnoses of the virus or related illnesses. The extent of the outbreak and its impact on our tenants and our operations is uncertain, but a prolonged outbreak as well as related mitigation efforts could continue to have a material impact on our revenues and could materially and adversely affect our business, results of operations and financial condition.

As a result of these and other economic and market-based factors, our tenants might be unable to pay their existing minimum rents or pay landlord recovery charges. Because substantially all of our income is derived from rentals of commercial real property, our income and cash flow would be adversely affected if a significant number of tenants are unable to meet their obligations or their revenues decline, especially if they were tenants with a significant number of locations within our portfolio. Some of our tenants may not re-open after these restrictions are lifted, which could have a material impact on occupancy at our properties which could result in an increase in the number of co-tenancy claims due to falling below required occupancy thresholds. Additionally, a decrease in retail demand could make it difficult for us to renew or re-lease our properties at lease rates equal to or above historical rates.
Many of the Company’s properties depend on anchor stores or major tenants to attract shoppers and drive customer traffic and the existence and persistence of the COVID-19 pandemic and related mitigation efforts could adversely impact in a material way the viability of a respective center or property as well as its tenants.
Our open air properties and enclosed retail properties are typically anchored by department stores and other large nationally or regionally recognized tenants. The existence and persistence of the COVID-19 pandemic and related mitigation efforts may result in department store or major tenant closing or reducing operations for a significant period of time which might result in decreased customer traffic, which could lead to decreased sales at our properties and adversely impact our ability to successfully execute our leasing strategy and operational objectives. Department store or major tenants may also seek concessions from us for paying lease charges as a result of such mandatory closures or reduced hours.
If the sales of stores operating in our properties decline significantly due to the closing or limited operation of anchor stores or other national retailers because of the existence and persistence of the COVID-19 pandemic and related mitigation efforts, tenants might be unable to pay their minimum rents or expense recovery charges, which would likely negatively impact our financial results. Furthermore, in the event of any default by a tenant, whether a department store, national or regional retailer or otherwise, for non-payment of lease charges or early or limited cessation of operations, we might not be able to fully recover and/or experience delays and additional costs in enforcing our rights as landlord to recover amounts due to us under the terms of our agreements with such parties due to the moratoriums imposed by various jurisdictions in light of the COVID-19 pandemic on landlord initiated commercial eviction and collection actions.
The existence and persistence of the COVID-19 pandemic and related mitigation efforts may adversely impact the Company’s ability to successfully and timely complete its various redevelopment projects as budgeted.
The onset of the COVID-19 pandemic may cause, as a result of governmental imposed closures or work stoppages, interrupted supply chains, reduced personnel due to closures or illnesses, unforeseen delays in the planning, execution and completion of construction projects associated with our redevelopment plans. Additionally, related permitting, inspections and reviews by jurisdictional planning commissions and authorities is also likely to be delayed or postponed which will materially impact the timeline and budgets for completing such projects.
As a result of such conditions and other factors, projects in our redevelopment pipeline may not be pursued or may be completed later or with higher costs than anticipated. In the event of an unsuccessful or delayed redevelopment project, our loss could exceed our investment in the project. Redevelopment activities involve significant risks, including: the expenditure of funds on and devotion of time to projects which may not come to fruition; increased construction costs that may make the project economically unattractive; an inability to obtain construction financing and permanent financing on favorable terms; and occupancy rates and rents not sufficient to make a project profitable.
The existence and persistence of the COVID-19 pandemic and related mitigation efforts may result in increased and more frequent bankruptcy filings of a number of our tenants or downturns in our tenants’ businesses that may reduce our cash flow.
Because the Company derives almost all of our income from rental payments and other tenant charges, our cash available for distribution would be adversely affected if a significant number of our tenants were unable to meet their obligations to us, or if we were unable to lease vacant space in our properties on economically favorable terms. One or more of our tenants may seek the protection of the bankruptcy laws as a result of the prolonged impact of the COVID-19 pandemic which could result in the termination of its lease causing a reduction in our cash available for distribution. Furthermore, certain of our tenants, including anchor tenants, hold the right under their lease(s) to terminate their lease(s) or reduce their rental rate if certain occupancy conditions are not met, if certain anchor tenants close, if certain sales levels or profit margins are not achieved, or if an exclusive use provision is violated, which all could be triggered in the event of one or more tenant bankruptcies. A significant increase in the number of tenant bankruptcies, particularly amongst anchor tenants, may make it more difficult for us to lease the remainder of the property or properties in which the bankrupt tenant operates and adversely impact our ability to successfully execute our re-leasing strategy.
The existence and persistence of the COVID-19 pandemic and related mitigation efforts may result in increased and more substantial impairment charges that may materially affect our financial results.

We evaluate our real estate assets and other assets for impairment indicators whenever events or changes in circumstances indicate that recoverability of our investment in the asset is not reasonably assured. Furthermore, this evaluation is conducted no less frequently than quarterly, irrespective of changes in circumstances. Our determination of whether a particular held-for-use asset is impaired is based upon the undiscounted projected cash flows used for the impairment analysis and our determination of the asset's estimated fair value, that in turn are based upon our plans for the respective asset and our views of market and economic conditions. With respect to assets held-for-sale, our determination of whether such an asset is impaired is based upon market and economic conditions. If we determine that an impairment has occurred, then we would be required under Generally Accepted Accounting Principles in the United States (GAAP) to make an adjustment to the net carrying value of the asset, which could have a material adverse effect on our results of operations in the accounting period in which the adjustment is made. Furthermore, changes in estimated future cash flows due to a change in our plans, policies, or views of market and economic conditions could result in the recognition of additional impairment losses for already impaired assets, which, under the applicable accounting guidance, could be substantial.
The prolonged outbreak of the COVID-19 pandemic has resulted in sustained closure of our centers as well as the cessation of the operations of certain of our tenants which will likely result in a reduction in our revenues due to the impaired financial stability of our tenants and ultimately our cash flows for many of our centers as well as other sources of income generated by our properties. In addition to reduced revenues generated by our centers as a result of the COVID-19 outbreak, our ability to obtain sufficient financing for such properties may be impaired as well as our ability to lease or re-lease centers as a result of worsening market and economic conditions produced by the persistence of the COVID-19 pandemic. The worsening of estimated future cash flows due to a change in our plans, policies, or views of market and economic conditions as it relates to one or more of our properties adversely impacted by the COVID-19 outbreak could result in the recognition of substantial impairment charges imposed on our assets which could adversely impact our financial results.
The existence and persistence of the COVID-19 pandemic and related mitigation efforts may promote prolonged instability or volatility in the U.S. economy that may adversely impact consumer spending and therefore our operating results.
A sustained downturn in the U.S. economy and reduced consumer spending as well as consumer activity at brick-and-mortar commercial establishments due to the prolonged existence and threat of the COVID-19 pandemic could impose an economic recession in the U.S. which could impact our tenants’ ability to meet their lease obligations due to poor operating results, lack of liquidity or other reasons and therefore decrease the revenue generated by our properties or the value of our properties. Our ability to lease space and negotiate and maintain favorable rents could also be negatively impacted by a prolonged recession in the U.S. economy. Moreover, the demand for leasing space in our existing shopping centers as well as our redevelopment properties could also substantially decline during a significant downturn in the U.S. economy which could result in a decline in our occupancy percentage and reduction in rental revenues.
The existence and persistence of the COVID-19 pandemic could result in further significant reduction of our workforce due to continued mitigation efforts, medically related absences or quarantines.
The Company’s workforce is maintained at two corporate offices and at certain of its shopping centers. Reductions in personnel either due to budgetary reasons or further mitigation efforts in response to the existence and persistence of the COVID-19 pandemic would hamper the Company’s ability to effectively achieve its fiscal, operational, and strategic objectives. Certain of the Company’s personnel, including its executive officers, have substantial experience in owning, operating, managing, acquiring and developing shopping centers. The Company’s success depends in large part upon the efforts of these executives and other personnel, and we cannot guarantee that they will remain with us throughout this pandemic. The Company already reduced approximately 20% of its workforce for budgetary reasons related to the COVID-19 pandemic. The loss of key management personnel in leasing, finance, legal, construction, development, or operations could have a negative impact on the Company’s operations. In addition, except for isolated examples amongst our senior executive personnel, there are generally no restrictions on the ability of terminated personnel to compete with us after the termination of their employment.
The continuing spread of COVID-19 may have a material adverse effect on our ability to make distributions to our shareholders.
The impact of the COVID-19 pandemic on the U.S. and world economies is uncertain and could result in a world-wide economic downturn that may lead to corporate bankruptcies in the most affected industries and an increase in unemployment. As a result of the real estate assets in our real estate portfolio being comprised entirely of retail properties located in the United States, the COVID-19 pandemic will impact our tenants’ ability to pay rent, and therefore impact the income received by us, to the extent that its continued spread within the United States reduces occupancy, decreases customer traffic or results in quarantines where our properties are located, increases the cost of operation, results in reduced hours or necessitates the closure of our properties. Recently, certain owners of shopping center properties located in the United States have announced temporary closures of such properties as a result of the COVID-19 pandemic. As of the date of this Form 10-Q, all of our enclosed retail properties in our portfolio were temporarily closed and our open air centers in our portfolio were temporarily closed except, in each case, for those businesses that are deemed essential businesses by government mandate. There can be no assurances as to when such properties may be re-opened, and a prolonged closure may materially and adversely impact our results of operation.
As a result of these and related events due to the COVID-19 pandemic, we may have a material adverse effect on our income and expenses. The extent to which COVID-19 impacts our income, expenses and ability to pay any distributions to our shareholders will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the pandemic, new information that may emerge concerning the severity of the COVID-19 pandemic and the actions taken to contain COVID-19 or treat its impact, among others.
The continuing spread of COVID-19 may have a material adverse effect on our ability to maintain compliance with our debt covenants and, under certain circumstances, remain a going concern.
As a result of the related events due to the COVID-19 pandemic, we may experience a material adverse effect on our income and expenses. COVID-19’s impact on our income and expenses may also impact our ability to maintain compliance with our credit facility and bond covenants. We are engaged in discussions with our unsecured creditors and based upon these discussions we believe, to the extent that the impact of COVID-19 results in potential non-compliance with financial covenants, it is probable that we will remain compliant with such covenants through some combination of waivers, modifications or other amendments to the related agreements. However, no assurances can be made in this regard, and if we are unable to agree on the terms of such waivers and changes, this could create substantial doubt about our ability to continue as a going concern through May 7, 2021.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3.    Defaults Upon Senior Securities
Not applicable.

Item 4.	Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Not applicable.

Item 6.    Exhibits

Exhibit Number	Exhibit Descriptions
3.1	WPG Amended and Restated Bylaws, effective as of April 9, 2020 (incorporated by reference to Form 8-K filed on April 14, 2020).
10.1+
Letter Agreement between Louis G. Conforti (Chief Executive Officer & Director) and Washington Prime Group Inc., dated Apri1 8, 2020 and effective as of April 5, 2020 (incorporated by reference to Form 8-K filed on April 14, 2020).

10.2+
Letter Agreement between Mark E. Yale (Executive Vice President & Chief Financial Officer) and Washington Prime Group Inc., dated April 8, 2020 and effective as of April 5, 2020 (incorporated by reference to Form 8-K filed on April 14, 2020).

10.3+
Letter Agreement between Robert P. Demchak (Executive Vice President, General Counsel & Corporate Secretary) and Washington Prime Group Inc., dated April 8, 2020 and effective as of April 5, 2020 (incorporated by reference to Form 8-K filed on April 14, 2020).

10.4+
Letter Agreement between Lisa A. Indest (Executive Vice President, Finance & Chief Accounting Officer) and Washington Prime Group Inc., dated April 8, 2020 and effective as of April 5, 2020 (incorporated by reference to Form 8-K filed on April 14, 2020).

10.5+
Letter Agreement between Joshua P. Lindimore (Executive Vice President, Head of Leasing) and Washington Prime Group Inc., dated April 8, 2020 and effective as of April 5, 2020 (incorporated by reference to Form 8-K filed on April 14, 2020).

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

Date:	May 7, 2020	By:	/s/ Mark E. Yale
Mark E. Yale Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	May 7, 2020	By:	/s/ Melissa A. Indest
Melissa A. Indest Executive Vice President, Finance and Chief Accounting Officer (Principal Accounting Officer)