Form 10-Q
period 2020-06-30
WASHINGTON PRIME GROUP INC.; Washington Prime Group, L.P.
filed 2020-08-10
CIK 1594686, 1610911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020

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

Washington Prime Group Inc. Yes ☐  No ☒ Washington Prime Group, L.P. Yes ☐  No ☒

As of August 7, 2020, Washington Prime Group Inc. had 187,432,335 shares of common stock outstanding. Washington Prime Group, L.P. has no publicly traded equity and no common stock outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarter ended June 30, 2020 of Washington Prime Group® Inc. and Washington Prime Group®, L.P. Unless stated otherwise or the context requires otherwise, references to "WPG Inc." mean Washington Prime Group® Inc., an Indiana corporation, and references to "WPG L.P." mean Washington Prime Group®, L.P., an Indiana limited partnership, and its consolidated subsidiaries, in cases where it is important to distinguish between WPG Inc. and WPG L.P. We use the terms "WPG," the "Company," "we," "us," and "our" to refer to WPG Inc., WPG L.P., and entities in which WPG Inc. or WPG L.P. (or any affiliate) has a material interest on a consolidated basis, unless the context indicates otherwise.

WPG Inc. operates as a self-managed and self-administered real estate investment trust (“REIT”). WPG Inc. owns properties and conducts operations through WPG L.P., of which WPG Inc. is the sole general partner and of which it held approximately 84.7% of the partnership interests ("OP units") at June 30, 2020. The remaining OP units are owned by various limited partners. As the sole general partner of WPG L.P., WPG Inc. has the exclusive and complete responsibility for WPG L.P.’s day-to-day management and control. Management operates WPG Inc. and WPG L.P. as one enterprise. The management of WPG Inc. consists of the same persons who direct the management of WPG L.P. As general partner with control of WPG L.P., WPG Inc. consolidates WPG L.P. for financial reporting purposes, and WPG Inc. does not have significant assets other than its investment in WPG L.P. Therefore, the assets and liabilities of WPG Inc. and WPG L.P. are substantially the same on their respective consolidated financial statements and the disclosures of WPG Inc. and WPG L.P. also are substantially similar.
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

WASHINGTON PRIME GROUP INC. AND WASHINGTON PRIME GROUP, L.P.
FORM 10-Q

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements
Washington Prime Group Inc.
Unaudited Consolidated Balance Sheets
(dollars in thousands, except share and par value amounts)

	June 30, 2020	December 31, 2019
ASSETS:
Investment properties at cost	$5,924,349	$5,902,406
Less: accumulated depreciation	2,458,488	2,397,736
	3,465,861	3,504,670
Cash and cash equivalents	127,019	41,421
Tenant receivables and accrued revenue, net	125,153	82,762
Investment in and advances to unconsolidated entities, at equity	415,174	417,092
Deferred costs and other assets	138,423	205,034
Total assets	$4,271,630	$4,250,979
LIABILITIES:
Mortgage notes payable	$1,107,947	$1,115,608
Notes payable	709,100	957,566
Unsecured term loans	687,209	686,642
Revolving credit facility	644,716	204,145
Other indebtedness	84,355	97,601
Accounts payable, accrued expenses, intangibles, and deferred revenues	257,634	260,904
Distributions payable	3,323	3,252
Cash distributions and losses in unconsolidated entities, at equity	—	15,421
Total liabilities	3,494,284	3,341,139
Redeemable noncontrolling interests	3,265	3,265
EQUITY:
Stockholders' Equity:
Series H Cumulative Redeemable Preferred Stock, $0.0001 par value, 4,000,000 shares issued and outstanding as of June 30, 2020 and December 31, 2019	104,251	104,251
Series I Cumulative Redeemable Preferred Stock, $0.0001 par value, 3,800,000 shares issued and outstanding as of June 30, 2020 and December 31, 2019	98,325	98,325
Common stock, $0.0001 par value, 350,000,000 shares authorized; 187,432,335 and 186,884,276 issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	19	19
Capital in excess of par value	1,259,130	1,254,771
Accumulated deficit	(757,985)	(655,492)
Accumulated other comprehensive loss	(17,809)	(5,525)
Total stockholders' equity	685,931	796,349
Noncontrolling interests	88,150	110,226
Total equity	774,081	906,575
Total liabilities, redeemable noncontrolling interests and equity	$4,271,630	$4,250,979

The accompanying notes are an integral part of these statements.

Washington Prime Group Inc.
Unaudited Consolidated Statements of Operations and Comprehensive Loss
(dollars in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
REVENUE:
Rental income	$96,050	$156,230	$243,283	$319,503
Other income	2,714	5,204	8,081	10,754
Total revenues	98,764	161,434	251,364	330,257
EXPENSES:
Property operating	28,109	36,432	65,389	75,861
Depreciation and amortization	55,380	71,816	115,084	138,194
Real estate taxes	18,437	19,878	38,689	41,992
Advertising and promotion	1,300	2,025	3,104	3,918
General and administrative	11,350	13,124	23,614	27,249
Ground rent	209	195	331	398
Impairment loss	23,800	—	25,119	—
Total operating expenses	138,585	143,470	271,330	287,612

Interest expense, net	(37,445)	(39,143)	(76,080)	(75,973)
Impairment on note receivable	(11,237)	—	(11,237)	—
Gain on disposition of interests in properties, net	437	6,241	27,192	16,231
Income and other taxes	(593)	(229)	24	(585)
Loss from unconsolidated entities, net	(4,754)	(1,713)	(5,786)	(1,761)
NET LOSS	(93,413)	(16,880)	(85,853)	(19,443)
Net loss attributable to noncontrolling interests	(14,871)	(3,126)	(14,194)	(4,022)
NET LOSS ATTRIBUTABLE TO THE COMPANY	(78,542)	(13,754)	(71,659)	(15,421)
Less: Preferred share dividends	(3,508)	(3,508)	(7,016)	(7,016)
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(82,050)	$(17,262)	$(78,675)	$(22,437)

LOSS PER COMMON SHARE, BASIC & DILUTED	$(0.43)	$(0.09)	$(0.41)	$(0.12)

COMPREHENSIVE LOSS:
Net loss	$(93,413)	$(16,880)	$(85,853)	$(19,443)
Unrealized income (loss) on interest rate derivative instruments, net	920	(9,485)	(14,526)	(14,595)
Comprehensive loss	(92,493)	(26,365)	(100,379)	(34,038)
Comprehensive loss attributable to noncontrolling interests	(14,730)	(4,597)	(16,436)	(6,285)
Comprehensive loss attributable to common shareholders	$(77,763)	$(21,768)	$(83,943)	$(27,753)

The accompanying notes are an integral part of these statements.

Washington Prime Group Inc.
Unaudited Consolidated Statements of Cash Flows
(dollars in thousands)

	For the Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(85,853)	$(19,443)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization, including fair value rent, fair value debt, deferred financing costs and equity-based compensation	116,827	137,404
Impairment on note receivable	11,237	—
Gain on disposition of interests in properties and outparcels, net	(27,192)	(16,231)
Impairment loss	25,119	—
Change in estimate of collectibility of rental income	27,630	4,027
Loss from unconsolidated entities, net	5,786	1,761
Distributions of income from unconsolidated entities	1,087	912
Changes in assets and liabilities:
Tenant receivables and accrued revenue, net	(68,811)	6,142
Deferred costs and other assets	(1,027)	(3,780)
Accounts payable, accrued expenses, deferred revenues and other liabilities	(6,887)	(17,236)
Net cash (used in) provided by operating activities	(2,084)	93,556
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net	(99,807)	(81,131)
Net proceeds from disposition of interests in properties and outparcels	17,987	20,492
Investments in unconsolidated entities	(6,744)	(5,870)
Distributions of capital from unconsolidated entities	1,764	14,747
Net cash used in investing activities	(86,800)	(51,762)
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to noncontrolling interest holders in properties	(51)	(66)
Redemption of limited partner units	(543)	(19)
Net proceeds from issuance of common shares, including common stock plans	—	1
Distributions on common and preferred shares/units	(35,196)	(118,754)
Proceeds from issuance of debt, net of transaction costs	500,849	303,088
Repayments of debt	(287,999)	(206,702)
Other financing activities	—	(150)
Net cash provided by (used in) financing activities	177,060	(22,602)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	88,176	19,192
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	75,475	61,084
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$163,651	$80,276

The accompanying notes are an integral part of these statements.

Washington Prime Group Inc.
Unaudited Consolidated Statements of Equity
(dollars in thousands, except per share/unit amounts)

	For the Three Months Ended June 30, 2020
	Preferred Series H	Preferred Series I	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Non- Controlling Interests	Total Equity	Redeemable Non-Controlling Interests
Balance, March 31, 2020	$104,251	$98,325	$19	$1,257,040	$(675,935)	$(18,588)	$765,112	$103,163	$868,275	$3,265
Redemption of limited partner units	—	—	—	—	—	—	—	(22)	(22)	—
Other	—	—	—	(9)	—	—	(9)	—	(9)	—
Equity-based compensation	—	—	—	1,898	—	—	1,898	—	1,898	—
Adjustments to noncontrolling interests	—	—	—	201	—	—	201	(201)	—	—
Distributions declared on preferred shares	—	—	—	—	(3,508)	—	(3,508)	—	(3,508)	—
Other comprehensive income	—	—	—	—	—	779	779	141	920	—
Net loss, excluding $60 of distributions to preferred unitholders	—	—	—	—	(78,542)	—	(78,542)	(14,931)	(93,473)	—
Balance, June 30, 2020	$104,251	$98,325	$19	$1,259,130	$(757,985)	$(17,809)	$685,931	$88,150	$774,081	$3,265

	For the Six Months Ended June 30, 2020
	Preferred Series H	Preferred Series I	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Non- Controlling Interests	Total Equity	Redeemable Non-Controlling Interests
Balance, December 31, 2019	$104,251	$98,325	$19	$1,254,771	$(655,492)	$(5,525)	$796,349	$110,226	$906,575	$3,265
Redemption of limited partner units	—	—	—	—	—	—	—	(543)	(543)	—
Other	—	—	—	(18)	—	—	(18)	—	(18)	—
Equity-based compensation	—	—	—	3,764	—	—	3,764	—	3,764	—
Adjustments to noncontrolling interests	—	—	—	613	—	—	613	(613)	—	—
Distributions on common shares/units ($0.125 per common share/unit)	—	—	—	—	(23,818)	—	(23,818)	(4,364)	(28,182)	—
Distributions declared on preferred shares	—	—	—	—	(7,016)	—	(7,016)	—	(7,016)	—
Other comprehensive loss	—	—	—	—	—	(12,284)	(12,284)	(2,242)	(14,526)	—
Net loss, excluding $120 of distributions to preferred unitholders	—	—	—	—	(71,659)	—	(71,659)	(14,314)	(85,973)	—
Balance, June 30, 2020	$104,251	$98,325	$19	$1,259,130	$(757,985)	$(17,809)	$685,931	$88,150	$774,081	$3,265
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

Washington Prime Group, L.P.
Unaudited Consolidated Balance Sheets
(dollars in thousands, except unit amounts)

	June 30, 2020	December 31, 2019
ASSETS:
Investment properties at cost	$5,924,349	$5,902,406
Less: accumulated depreciation	2,458,488	2,397,736
	3,465,861	3,504,670
Cash and cash equivalents	127,019	41,421
Tenant receivables and accrued revenue, net	125,153	82,762
Investment in and advances to unconsolidated entities, at equity	415,174	417,092
Deferred costs and other assets	138,423	205,034
Total assets	$4,271,630	$4,250,979
LIABILITIES:
Mortgage notes payable	$1,107,947	$1,115,608
Notes payable	709,100	957,566
Unsecured term loans	687,209	686,642
Revolving credit facility	644,716	204,145
Other indebtedness	84,355	97,601
Accounts payable, accrued expenses, intangibles, and deferred revenues	257,634	260,904
Distributions payable	3,323	3,252
Cash distributions and losses in unconsolidated entities, at equity	—	15,421
Total liabilities	3,494,284	3,341,139
Redeemable noncontrolling interests	3,265	3,265
EQUITY:
Partners' Equity:
General partner
Preferred equity, 7,800,000 units issued and outstanding as of June 30, 2020 and December 31, 2019	202,576	202,576
Common equity, 187,432,335 and 186,884,276 units issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	483,355	593,773
Total general partners' equity	685,931	796,349
Limited partners, 34,479,892 and 34,682,956 units issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	87,168	109,193
Total partners' equity	773,099	905,542
Noncontrolling interests	982	1,033
Total equity	774,081	906,575
Total liabilities, redeemable noncontrolling interests and equity	$4,271,630	$4,250,979

The accompanying notes are an integral part of these statements.

Washington Prime Group, L.P.
Unaudited Consolidated Statements of Operations and Comprehensive Loss
(dollars in thousands, except per unit amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
REVENUE:
Rental income	$96,050	$156,230	$243,283	$319,503
Other income	2,714	5,204	8,081	10,754
Total revenues	98,764	161,434	251,364	330,257
EXPENSES:
Property operating	28,109	36,432	65,389	75,861
Depreciation and amortization	55,380	71,816	115,084	138,194
Real estate taxes	18,437	19,878	38,689	41,992
Advertising and promotion	1,300	2,025	3,104	3,918
General and administrative	11,350	13,124	23,614	27,249
Ground rent	209	195	331	398
Impairment loss	23,800	—	25,119	—
Total operating expenses	138,585	143,470	271,330	287,612

Interest expense, net	(37,445)	(39,143)	(76,080)	(75,973)
Impairment on note receivable	(11,237)	—	(11,237)	—
Gain on disposition of interests in properties, net	437	6,241	27,192	16,231
Income and other taxes	(593)	(229)	24	(585)
Loss from unconsolidated entities, net	(4,754)	(1,713)	(5,786)	(1,761)
NET LOSS ATTRIBUTABLE TO UNITHOLDERS	(93,413)	(16,880)	(85,853)	(19,443)
Less: Preferred unit distributions	(3,568)	(3,568)	(7,136)	(7,136)
NET LOSS ATTRIBUTABLE TO COMMON UNITHOLDERS	$(96,981)	$(20,448)	$(92,989)	$(26,579)

NET LOSS ATTRIBUTABLE TO COMMON UNITHOLDERS:
General partner	$(82,050)	$(17,262)	$(78,675)	$(22,437)
Limited partners	(14,931)	(3,186)	(14,314)	(4,142)
Net loss attributable to common unitholders	$(96,981)	$(20,448)	$(92,989)	$(26,579)

LOSS PER COMMON UNIT, BASIC & DILUTED	$(0.43)	$(0.09)	$(0.41)	$(0.12)

COMPREHENSIVE LOSS:
Net loss	$(93,413)	$(16,880)	$(85,853)	$(19,443)
Unrealized income (loss) on interest rate derivative instruments, net	920	(9,485)	(14,526)	(14,595)
Comprehensive loss	$(92,493)	$(26,365)	$(100,379)	$(34,038)

The accompanying notes are an integral part of these statements.

Washington Prime Group, L.P.
Unaudited Consolidated Statements of Cash Flows
(dollars in thousands)

	For the Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(85,853)	$(19,443)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization, including fair value rent, fair value debt, deferred financing costs and equity-based compensation	116,827	137,404
Impairment on note receivable	11,237	—
Gain on disposition of interests in properties and outparcels, net	(27,192)	(16,231)
Impairment loss	25,119	—
Change in estimate of collectibility of rental income	27,630	4,027
Loss from unconsolidated entities, net	5,786	1,761
Distributions of income from unconsolidated entities	1,087	912
Changes in assets and liabilities:
Tenant receivables and accrued revenue, net	(68,811)	6,142
Deferred costs and other assets	(1,027)	(3,780)
Accounts payable, accrued expenses, deferred revenues and other liabilities	(6,887)	(17,236)
Net cash (used in) provided by operating activities	(2,084)	93,556
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net	(99,807)	(81,131)
Net proceeds from disposition of interests in properties and outparcels	17,987	20,492
Investments in unconsolidated entities	(6,744)	(5,870)
Distributions of capital from unconsolidated entities	1,764	14,747
Net cash used in investing activities	(86,800)	(51,762)
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to noncontrolling interest holders in properties	(51)	(66)
Redemption of limited partner units	(543)	(19)
Net proceeds from issuance of common units, including equity-based compensation plans	—	1
Distributions to unitholders	(35,196)	(118,754)
Proceeds from issuance of debt, net of transaction costs	500,849	303,088
Repayments of debt	(287,999)	(206,702)
Other financing activities	—	(150)
Net cash provided by (used in) financing activities	177,060	(22,602)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	88,176	19,192
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	75,475	61,084
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$163,651	$80,276

The accompanying notes are an integral part of these statements.

Washington Prime Group, L.P.
Unaudited Consolidated Statements of Equity
(dollars in thousands, except per unit amounts)

	For the Three Months Ended June 30, 2020
	General Partner
	Preferred	Common	Total	Limited Partners	Total Partners' Equity	Non- Controlling Interests	Total Equity	Redeemable Non-Controlling Interests
Balance, March 31, 2020	$202,576	$562,536	$765,112	$102,181	$867,293	$982	$868,275	$3,265
Redemption of limited partner units	—	—	—	(22)	(22)	—	(22)	—
Other	—	(9)	(9)	—	(9)	—	(9)	—
Equity-based compensation	—	1,898	1,898	—	1,898	—	1,898	—
Adjustments to limited partners' interests	—	201	201	(201)	—	—	—	—
Distributions declared on preferred units	(3,508)	—	(3,508)	—	(3,508)	—	(3,508)	(60)
Other comprehensive income	—	779	779	141	920	—	920	—
Net income (loss)	3,508	(82,050)	(78,542)	(14,931)	(93,473)	—	(93,473)	60
Balance, June 30, 2020	$202,576	$483,355	$685,931	$87,168	$773,099	$982	$774,081	$3,265

	For the Six Months Ended June 30, 2020
	General Partner
	Preferred	Common	Total	Limited Partners	Total Partners' Equity	Non- Controlling Interests	Total Equity	Redeemable Non-Controlling Interests
Balance, December 31, 2019	$202,576	$593,773	$796,349	$109,193	$905,542	$1,033	$906,575	$3,265
Redemption of limited partner units	—	—	—	(543)	(543)	—	(543)	—
Other	—	(18)	(18)	—	(18)	—	(18)	—
Equity-based compensation	—	3,764	3,764	—	3,764	—	3,764	—
Adjustments to limited partners' interests	—	613	613	(613)	—	—	—	—
Distributions on common units ($0.125 per common unit)	—	(23,818)	(23,818)	(4,313)	(28,131)	(51)	(28,182)	—
Distributions declared on preferred units	(7,016)	—	(7,016)	—	(7,016)	—	(7,016)	(120)
Other comprehensive loss	—	(12,284)	(12,284)	(2,242)	(14,526)	—	(14,526)	—
Net income (loss)	7,016	(78,675)	(71,659)	(14,314)	(85,973)	—	(85,973)	120
Balance, June 30, 2020	$202,576	$483,355	$685,931	$87,168	$773,099	$982	$774,081	$3,265
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
Washington Prime Group Inc. ("WPG Inc.") is an Indiana corporation that operates as a fully integrated, self‑administered and self‑managed real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended (the "Code"). WPG Inc. will generally qualify as a REIT for U.S. federal income tax purposes as long as it continues to distribute at least 90% of its REIT taxable income, exclusive of net capital gains, and satisfy certain other requirements. WPG Inc. will generally be allowed a deduction against its U.S. federal income tax liability for dividends paid by it to REIT shareholders, thereby reducing or eliminating any corporate level taxation to WPG Inc. Washington Prime Group, L.P. ("WPG L.P.") is WPG Inc.'s majority‑owned limited partnership subsidiary that owns, develops and manages, through its affiliates, all of WPG Inc.'s real estate properties and other assets. WPG Inc. is the sole general partner of WPG L.P. As of June 30, 2020, our assets consisted of material interests in 101 shopping centers in the United States, consisting of open air properties and enclosed retail properties, comprised of approximately 53 million square feet of managed gross leasable area.
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
Severance
During the six months ended June 30, 2020, and in response to the COVID-19 pandemic (as discussed in Note 2 - "Basis of Presentation and Principles of Consolidation"), the Company recorded aggregate severance costs of $0.1 million related to workforce reductions, which costs are included in general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss for period then ended.
On February 5, 2019, the Company's then Executive Vice President, Head of Open Air Centers was terminated without cause from his position and received severance payments and other benefits pursuant to the terms and conditions of his employment agreement. In addition, the Company terminated, without cause, additional non-executive personnel in the Property Management department as part of an effort to reduce overhead costs. In connection with and as part of these management changes, the Company recorded aggregate severance charges of $1.9 million, including $0.1 million of non-cash stock compensation in the form of accelerated vesting of equity incentive awards, which costs are included in general and administrative expense in the accompanying consolidated statements of operations and comprehensive loss for the six months ended June 30, 2019.

2.	Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The consolidated balance sheets as of June 30, 2020 and December 31, 2019 include the accounts of WPG Inc. and WPG L.P., as well as their majority owned and controlled subsidiaries. The accompanying consolidated statements of operations include the consolidated accounts of the Company. All intercompany transactions have been eliminated in consolidation. Due to the seasonal nature of certain operational activities and the fiscal impact of the COVID-19 pandemic, the results for the interim period ended June 30, 2020 are not necessarily indicative of the results to be expected for the full year.

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
COVID-19
During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus ("COVID-19"). The pandemic has significantly impacted the economic conditions in the United States, with accelerated effects since March 2020 as federal, state and local governments react to the public health crisis, creating significant uncertainties in the United States economy. During a portion of the second quarter of 2020, and in the interest of public health and safety, jurisdictions (national, state and local) where our shopping centers are located, required mandatory closures or capacity limitations or other restrictions for those that continue to operate, which impacted our tenants' ability to operate as well as pay rent and other related charges or otherwise fulfill their obligations of their respective leases. As of June 30, 2020, all of our enclosed retail properties were open in some capacity and our open air properties have remained open to the extent permitted by applicable law. In response to requests from tenants, we have granted rent relief to certain of our tenants in a combination of rent deferrals and rent abatements. We continue to assess requests from our tenants as they are received. As a result of these developments, the Company has experienced, and expects to continue to experience, a material adverse impact on its revenues, results of operations and cash flows for the year ending December 31, 2020. The situation continues to evolve as certain geographic regions across the United States have experienced a surge in new cases, which could result in shoppers limiting their in-store purchases in exchange for curbside or on-line purchases. Additional impacts to the business may arise that we are not aware of currently. We cannot predict whether, when or the manner in which the conditions surrounding COVID-19 will change, including the timing of possible additional closure requirements or the subsequent lifting of any said restrictions.
As described in Note 8 - "Rental Income", we derive almost all of our income from rental payments and other tenant charges. Our revenues and cash flow have been adversely affected as a significant number of our tenants have been unable to meet their obligations to us. Additionally, certain of our tenants have sought the protection of the bankruptcy laws as a result of the COVID-19 pandemic during the second quarter of 2020, which could result in the modification or termination of its lease, causing a further reduction in our revenues and cash flow. Furthermore, certain of our tenants, including anchor tenants, hold the right under their lease(s) to terminate their lease(s) or reduce their rental rate if certain occupancy conditions are not met, if certain anchor tenants close, if certain sales levels or profit margins are not achieved, all of which could be triggered in the event of one or more tenant bankruptcies and resulting lease terminations.
While the full outcome of the COVID-19 pandemic is unknown, it has and continues to negatively impact the revenues and business of our tenants. Many of our tenants have requested some form of rent relief, and relief provided thus far has reduced our second quarter revenues by $22.0 million due to rent abatements, while additional relief in the form of rent deferrals to future periods has impacted our second quarter operating cash flows. Additionally, as part of our continual assessment of the future collectibility of rents, we recorded an adjustment to rental income of $22.3 million, including the write-off of accrued (straight-line) rent. A further worsening of the financial condition of our tenants may impact our continual assessment of future collectibility of rents, which could cause us to write-off additional straight-line rent that has not yet been billed. We continue to assess rent relief requests from our tenants as they are received but are unable to predict the resolution or impact of these discussions.
We evaluate our real estate assets and other assets for impairment indicators whenever events or changes in circumstances indicate that recoverability of our investment in the asset is not reasonably assured. Furthermore, this evaluation is conducted no less frequently than quarterly, irrespective of changes in circumstances. The prolonged outbreak of the COVID-19 pandemic has resulted in sustained closure of our centers as well as the cessation or reduction of the operations of certain of our tenants, which has resulted in a reduction in our revenues, due to the impaired financial stability of our tenants, and ultimately our cash flows for many of our centers as well as other sources of income generated by our properties. In addition to reduced revenues generated by our centers as a result of the COVID-19 outbreak, our ability to obtain sufficient financing for such properties may be impaired as well as our ability to lease or re-lease centers as a result of worsening market and economic conditions produced by the persistence of the COVID-19 pandemic.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

As of June 30, 2020, our evaluation of impairment considered our estimate of cash flow declines caused by the COVID-19 pandemic, but our other assumptions, including estimated hold period, were generally unchanged given the highly uncertain environment. The worsening of estimated future cash flows due to a change in our plans, policies, or views of market and economic conditions as it relates to one or more of our properties adversely impacted by the COVID-19 outbreak could result in the recognition of substantial impairment charges imposed on our assets which could adversely impact our financial results. See Note 4 - "Investment in Real Estate" for discussion of impairment charges recognized as of June 30, 2020.
We continuously project our cash flow sources and needs. In accordance with Accounting Standards Update ("ASU") 2014-15, Presentation of Financial Statements - Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, the Company is required to evaluate whether there is substantial doubt about its ability to continue as a going concern each reporting period, including interim periods. In evaluating the Company’s ability to continue as a going concern, management evaluated the conditions and events that could raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements were issued (August 10, 2020). Management considered the Company’s current projections of future cash flows, current financial condition, sources of liquidity and debt obligations due on or before August 10, 2021 in considering whether it has the ability to meet its obligations for at least one year from the date of issuance of this Form 10-Q.
Our ability to meet our obligations as they come due may be impacted by our ability to remain compliant with financial covenants in our unsecured debt arrangements or to obtain waivers or amendments that impact the related covenants. We have received requisite lender consents and expect to close, within the next week, on amendments to our Facility and December 2015 Term Loan (as defined in Note 6 - "Indebtedness") that will provide certain covenant relief through the third quarter of 2021. Based upon these modified covenant requirements, we project that we would remain in compliance with these revised financial covenants along with other unsecured debt covenants through at least August 10, 2021. However, with the continued uncertainty caused by the COVID-19 pandemic, significant risks remain with respect to these projections and any material adverse effect on our income and expenses could impact our ability to maintain compliance with our credit facility and bond covenants. Additionally, if we are unable to close on the amendments within a timely fashion, we could end up in default with such arrangements, impacting our ability to continue as a going concern.
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
There have been no changes during the six months ended June 30, 2020 to any of our previous conclusions about whether an entity qualifies as a VIE or whether we are the primary beneficiary of any previously identified VIE. During the six months ended June 30, 2020, we did not provide financial or other support to a previously identified VIE that we were not previously contractually obligated to provide.
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

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

As of June 30, 2020, our assets consisted of material interests in 101 shopping centers. The consolidated financial statements as of that date reflect the consolidation of 85 wholly owned properties and four additional properties that are less than wholly owned, but which we control or for which we are the primary beneficiary. We account for our interests in the remaining 12 properties, or the joint venture properties, using the equity method of accounting. While we manage the day-to-day operations of the joint venture properties, we do not control the operations as we have determined that our partner or partners have substantive participating rights with respect to the assets and operations of these joint venture properties (see Note 5 - "Investment in Unconsolidated Entities, at Equity" for further details).
We allocate net operating results of WPG L.P. to third parties and to WPG Inc. based on the partners' respective weighted average ownership interests in WPG L.P. Net operating results of WPG L.P. attributable to third parties are reflected in net loss attributable to noncontrolling interests. WPG Inc.'s weighted average ownership interest in WPG L.P. was 84.7% and 84.4% for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020 and December 31, 2019, WPG Inc.'s ownership interest in WPG L.P. was 84.7% and 84.5%, respectively. We adjust the noncontrolling limited partners' interests at the end of each period to reflect their interest in WPG L.P.

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
In April 2020, the FASB issued a question-and-answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of COVID-19. Under existing lease guidance, the Company would have to determine, on a lease by lease basis, if a lease concession was the result of a new arrangement reached with the tenant (treated with the lease modification accounting framework) or if a lease concession was under the enforceable rights and obligations within the existing lease agreement (precluded from applying the lease modification accounting framework). The Lease Modification Q&A clarifies that entities may elect to not evaluate whether lease-related relief that lessors provide to mitigate the economic effects of COVID-19 on lessees is a lease modification under Topic 842, "Leases." Instead, an entity that elects not to evaluate whether a concession directly related to COVID-19 is a modification can account for the concession as though enforceable rights and obligations for those concessions existed (regardless of whether these enforceable rights and obligations for the concessions explicitly exist in the contract). Both lessees and lessors may make this election. For all concessions that did not result in a substantial increase in the rights of the lessor or the obligations of the lessees, the Company elected to adopt this optional relief in the second quarter of 2020, resulting in abatements granted in the period being recognized as negative variable revenue during the period of abatement. Concessions in the form of rent deferrals were effectively accounted for as if the lease was unchanged, though in all cases receivables were evaluated under the collectibility guidance in Topic 842.
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
The guidance is effective upon issuance and can be applied to modifications of existing contracts made after January 1, 2020 and can be applied to eligible hedging relationships existing as of or entered into after the same date. The relief is temporary and cannot be applied to contract modifications that occur after December 31, 2022 or hedging relationships entered into or evaluated after that date. However, certain optional expedients can be applied to hedging relationships evaluated in periods after December 31, 2022. As of June 30, 2020, we had approximately $812.0 million (excluding debt issuance costs of $5.1 million) of our aggregate consolidated indebtedness that was indexed to LIBOR. In addition, as of June 30, 2020, we had approximately $640.8 million of consolidated indebtedness swapped to LIBOR plus a fixed spread under hedging relationships. We expect that upon modification, these contracts will generally qualify for the temporary relief upon meeting the certain criteria and we are currently assessing our plans for adoption.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

Reconciliation of Cash, Cash Equivalents, and Restricted Cash
The following is a summary of our beginning and ending cash, cash equivalents and restricted cash totals as presented in our statements of cash flows for the six months ended June 30, 2020 and 2019:

	Balance at June 30,		Balance at December 31,
	2020	2019	2019	2018
Cash and cash equivalents	$127,019	$30,683	$41,421	$42,542
Restricted cash	36,632	49,593	34,054	18,542
Total cash, cash equivalents and restricted cash	$163,651	$80,276	$75,475	$61,084

Restricted cash primarily relates to cash held in escrow for payment of real estate taxes and property reserves for maintenance, expansion or leasehold improvements as required by our mortgage loans. Restricted cash is included in "Deferred costs and other assets" in the accompanying balance sheets as of June 30, 2020 and December 31, 2019.

4.	Investment in Real Estate
2020 Dispositions
On March 13, 2020, Seminole Towne Center, located in Sanford, Florida, was transitioned to the lender pursuant to the terms within a deed-in-lieu of foreclosure agreement. This property was held in an unconsolidated joint venture and all operational involvement between us and the related property ceased in connection with this transition (see Note 5 - "Investment in Unconsolidated Entities, at Equity" for additional details).
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
We are party to two separate purchase and sale agreements to sell certain outparcels to FCPT Acquisitions, LLC ("Four Corners"). The following table summarizes the key terms of each of the closings that occurred during the six months ended June 30, 2020:

Sales Date	Parcels Sold	Purchase Price	Sales Proceeds
February 13, 2020	2	$1,961	$1,945
Excluding any subsequent amendments thereto, the Company has approximately $4.6 million of remaining outparcels from the first purchase and sale agreement and approximately $26.9 million from the second purchase and sale agreement to close, subject to due diligence and closing conditions. Additionally, during the six months ended June 30, 2020, the Company sold certain undeveloped land parcels and developed outparcels for an aggregate purchase price of approximately $2.4 million, receiving net proceeds of approximately $2.2 million. The net proceeds from the disposition activities were generally used to fund ongoing redevelopment efforts and for general corporate purposes. In connection with the 2020 disposition activities, the Company recorded net gains of $0.4 million and $27.2 million for the three and six months ended June 30, 2020, which are included in gain on disposition of interests in properties, net in the accompanying consolidated statements of operations and comprehensive loss.
2019 Dispositions
The following table summarizes the key terms of each of the closings with Four Corners that occurred during the three and six months ended June 30, 2019:

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
Impairment
During the quarter ended June 30, 2020, and in connection with the preparation of the financial statements included in this report, we recorded an impairment charge of approximately $23.8 million related to two enclosed retail properties based on the total estimated fair value of $12.6 million and the related carrying value. The impairment charge was attributed to declines in the estimated undiscounted cash flows which resulted in the carrying value not being recoverable. The fair value of each property was based on the respective discounted future cash flows of each property, using a discount rate range of 18.8% to 19.3% and a terminal capitalization rate range of 16.8% to 17.3%, which were determined using management's assessment of the property operating performance and general market conditions (Level 3 inputs).
During the quarter ended March 31, 2020, we recorded an impairment charge of approximately $1.3 million related to vacant land at Georgesville Square, located in Columbus, Ohio and a single tenant outparcel located in Topeka, Kansas. The impairment charges in both instances were due to changes in facts and circumstances when we decided to hold the assets for a shorter period which resulted in the carrying value not being recoverable from the projected cash flows. In the case of the vacant land at Georgesville Square, which was sold during the second quarter of 2020, the fair value was based on the sales price (Level 1 input). In the case of the single tenant outparcel, the fair value was based on general market conditions (Level 3 inputs).
Except as described above, the Company recorded no additional impairment charges during the three and six months ended June 30, 2020. No impairment charges were recorded during the three and six months ended June 30, 2019.

5.	Investment in Unconsolidated Entities, at Equity
The Company's investment activity in unconsolidated real estate entities during the six months ended June 30, 2020 and June 30, 2019 consisted of investments in the following material joint ventures:

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
On December 20, 2019, the O'Connor Joint Venture I closed on the extension of the mortgage loan secured by The Mall at Johnson City. The extension was effective May 6, 2020 and extended the maturity of the mortgage loan to May 6, 2023, with two additional one-year extension options available to the joint venture. The extension required a $5.0 million principal prepayment on May 6, 2020, in addition to funding certain reserve accounts of $10.0 million for future redevelopment and property improvements. On June 11, 2020, and in response to the COVID-19 pandemic, the O'Connor Joint Venture I executed a standstill agreement with the lender that extended the effective date of the extension to December 2020, at which time the O'Connor Joint Venture I may extend the maturity of the mortgage loan pursuant to the terms and payment requirements noted above (see additional details within the forbearance table below).

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
Individual agreements specify which services the Company is to provide to each joint venture. The Company, through its affiliates, provides management, leasing, legal, construction and development services for a fee to the joint ventures as noted above. We recorded fee income of $1.2 million and $3.4 million for the three and six months ended June 30, 2020, respectively, and $2.7 million and $5.4 million for the three and six months ended June 30, 2019, respectively, which are included in other income in the accompanying consolidated statements of operations and comprehensive loss. Advances to the joint ventures totaled $0.7 million and $0.5 million as of June 30, 2020 and December 31, 2019, respectively, which are included in investment in and advances to unconsolidated entities, at equity in the accompanying consolidated balance sheets. Management deems this balance to be collectible and anticipates repayment within one year.
The following table presents the combined statements of operations for our joint ventures for the three and six months ended June 30, 2020 and 2019:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Total revenues	$44,342	$63,617	$107,565	$129,639
Operating expenses	20,869	26,995	47,769	53,823
Depreciation and amortization	20,916	25,579	46,305	51,336
Operating income	2,557	11,043	13,491	24,480
Gain (loss) on sale of interests in properties	2,039	(1,289)	2,039	(1,289)
Gain on extinguishment of debt	—	—	15,605	—
Interest expense, taxes, and other, net	(12,142)	(12,918)	(24,569)	(25,983)
Net (loss) income of the Company's unconsolidated real estate entities	$(7,546)	$(3,164)	$6,566	$(2,792)

Our share of loss from the Company's unconsolidated real estate entities	$(4,754)	$(1,713)	$(5,786)	$(1,761)

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

The following table presents the combined balance sheets of our joint ventures as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Assets:
Investment properties at cost, net	$1,850,156	$1,905,336
Construction in progress	42,179	38,280
Cash and cash equivalents	37,263	43,137
Tenant receivables and accrued revenue, net	46,684	31,238
Deferred costs and other assets (1)	287,669	301,133
Total assets	$2,263,951	$2,319,124
Liabilities and Members’ Equity:
Mortgage notes payable	$1,225,547	$1,282,307
Accounts payable, accrued expenses, intangibles, and deferred revenues(2)	288,407	297,163
Total liabilities	1,513,954	1,579,470
Members’ equity	749,997	739,654
Total liabilities and members’ equity	$2,263,951	$2,319,124
Our share of members’ equity, net	$394,785	$384,332

Our share of members’ equity, net	$394,785	$384,332
Advances and excess investment	20,389	17,339
Net investment in and advances to unconsolidated entities, at equity(3)	$415,174	$401,671

(1)
Includes value of acquired in-place leases and acquired above-market leases with a net book value of $73,053 and $79,457 as of June 30, 2020 and December 31, 2019, respectively. Additionally, includes right-of-use assets of $173,148 and $172,991 related to ground leases for which our joint ventures are the lessees as of June 30, 2020 and December 31, 2019, respectively.

(2)
Includes the net book value of below market leases of $40,174 and $45,757 as of June 30, 2020 and December 31, 2019, respectively. Additionally, includes lease liabilities of $173,148 and $172,991 related to ground leases for which our joint ventures are the lessees as of June 30, 2020 and December 31, 2019, respectively.

(3)
Includes $415,174 and $417,092 of investment in and advances to unconsolidated entities, at equity as of June 30, 2020 and December 31, 2019, respectively, and $0 and $15,421 of cash distributions and losses in unconsolidated entities, at equity as of June 30, 2020 and December 31, 2019, respectively.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

In response to the COVID-19 pandemic, the Company, on behalf of the O'Connor Joint Venture I and O'Connor Joint Venture II, has executed the following forbearance agreements related to various mortgage notes outstanding as of June 30, 2020:

Property	Principal Outstanding	Interest Rate	Monthly Service Terms	Description of Relief	Duration	Repayment Terms[1]
Arbor Hills	$24,035	4.27%	Interest and principal	Interest and principal	3 months commencing May 2020	12 months commencing August 2020
Arboretum, The	$59,400	4.13%	Interest only	Interest	3 months commencing May 2020	5 months commencing August 2020
Classen Curve & The Triangle at Classen Curve	$52,779	3.90%	Interest only	Interest	3 months commencing May 2020	5 months commencing August 2020
Gateway Centers	$112,500	4.03%	Interest only	Interest	3 months commencing May 2020	5 months commencing August 2020
Mall at Johnson City, The	$47,768	6.76%	Interest and principal	Interest and principal	3 months commencing May 2020	12 months commencing August 2020
Nichols Hills Plaza	$12,571	2.66%	Interest and principal	Interest and principal	3 months commencing May 2020	Due at maturity (Jan. 1, 2023)
Polaris Fashion Place	$240,170	3.94%	Interest and principal	Interest	3 months commencing May 2020	5 months commencing August 2020
Town Center Crossing	$32,534	4.25%	Interest and principal	Interest and principal	3 months commencing May 2020	12 months commencing August 2020
Town Center Plaza	$65,830	5.00%	Interest and principal	Interest and principal	3 months commencing May 2020	12 months commencing August 2020
Scottsdale Quarter (Blocks K & M)	$55,000	4.36%	Interest only	Interest	3 months commencing May 2020	Commencing August 2020 with payments made from excess property cash flow until repaid in full
1 Maturity dates noted include any applicable extension options available to the borrower.
In addition, the Company is in various stages of discussions relating to additional forbearance agreements for other mortgage obligations. Certain other mortgage notes may be placed into special servicing during the forbearance negotiation and repayment periods.

6.	Indebtedness
Mortgage Debt
Total mortgage indebtedness at June 30, 2020 and December 31, 2019 was as follows:

	June 30, 2020	December 31, 2019
Face amount of mortgage loans	$1,110,243	$1,117,242
Fair value adjustments, net	2,312	3,463
Debt issuance cost, net	(4,608)	(5,097)
Carrying value of mortgage loans	$1,107,947	$1,115,608

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

A roll forward of mortgage indebtedness from December 31, 2019 to June 30, 2020 is summarized as follows:

Balance at December 31, 2019	$1,115,608
Debt amortization payments	(6,999)
Issuance costs incurred upon debt modifications	(151)
Amortization of fair value and other adjustments	(1,151)
Amortization of debt issuance costs	640
Balance at June 30, 2020	$1,107,947

In response to the COVID-19 pandemic, the Company has executed the following forbearance agreements on its various mortgage notes outstanding as of June 30, 2020:

Property	Principal Outstanding	Interest Rate	Monthly Service Terms	Description of Relief	Duration	Repayment Terms[1]
Forest Plaza, Lakeline Plaza, Muncie Towne Plaza, and White Oaks Plaza	$117,000	3.67%	Interest only	Interest	6 months commencing May 2020	6 months commencing November 2020
Southgate Mall	$35,000	4.48%	Interest only	Interest	3 months commencing May 2020	Due at maturity (Sept. 27, 2023)
Town Center at Aurora	$51,000	4.92%	Interest and principal	Interest and principal	6 months commencing May 2020	Commencing November 2020 with payments made from excess property cash flow until repaid in full
Westminster Mall	$76,086	4.65%	Interest and principal	Interest and principal	3 months commencing June 2020, paid from escrows	Not applicable
1 Maturity dates noted include any applicable extension options available to the borrower.
In addition, the Company is in various stages of discussions relating to additional forbearance agreements for other mortgage obligations (see Note 12 - "Subsequent Events" for additional detail). Certain other mortgage notes payable may be in formal default (see "Covenants" for further details) or placed into special servicing during the forbearance negotiation and repayment periods.
On April 3, 2020, the Company exercised the third of three options to extend the maturity of the $65.0 million term loan secured by Weberstown Mall, located in Stockton, California, for one year. The extended maturity date is June 8, 2021.
On February 14, 2020, the Company exercised the second of two options to extend the maturity of the $51.0 million mortgage note payable secured by Town Center at Aurora, located in Aurora, Colorado, for one year. The extended maturity is April 1, 2021. Additionally, as part of the aforementioned forbearance agreement, the Company was granted an additional one year extension option, which would extend the maturity to April 1, 2022. The extension option is subject to continued compliance with the terms of the mortgage agreement.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

Corporate Debt
The following table identifies our total corporate debt outstanding at June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Notes payable:
Face amount - the Exchange Notes(1)	$—	$250,000
Face amount - Senior Notes due 2024(2)	720,900	720,900
Debt discount, net	(7,111)	(7,864)
Debt issuance costs, net	(4,689)	(5,470)
Total carrying value of notes payable	$709,100	$957,566

Unsecured term loans:(7)
Face amount - Term Loan(3)(4)	$350,000	$350,000
Face amount - December 2015 Term Loan(5)	340,000	340,000
Debt issuance costs, net	(2,791)	(3,358)
Total carrying value of unsecured term loans	$687,209	$686,642

Revolving credit facility:(3)(6)
Face amount	$647,000	$207,000
Debt issuance costs, net	(2,284)	(2,855)
Total carrying value of revolving credit facility	$644,716	$204,145

Other indebtedness:(8)
Face amount	$98,900	$98,900
Debt issuance costs, net	(1,535)	(1,561)
Accretion adjustment, net	(13,010)	262
Total carrying value of other indebtedness	$84,355	$97,601
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
(4) The Term Loan bears interest at one-month LIBOR plus 2.10% per annum and will mature on December 30, 2022. We have interest rate swap agreements totaling $250.0 million, which effectively fix the interest rate on a portion of the Term Loan at 4.86% through June 30, 2021. At June 30, 2020, the applicable interest rate on the unhedged portion of the Term Loan was one-month LIBOR plus 2.10% or 2.26%.
(5) The December 2015 Term Loan bears interest at one-month LIBOR plus 2.35% per annum and will mature on January 10, 2023. We have interest rate swap agreements totaling $340.0 million which effectively fix the interest rate at 4.06% per annum through maturity.
(6) The Revolver provides borrowings on a revolving basis up to $650.0 million, bears interest at one-month LIBOR plus 1.80%, and will initially mature on December 30, 2021, subject to two six month extensions available at our option subject to compliance with terms of the Facility and payment of a customary extension fee. At June 30, 2020, we had an aggregate available borrowing capacity of $2.8 million under the Revolver, net of $0.2 million reserved for outstanding letters of credit. At June 30, 2020, the applicable interest rate on the Revolver was one-month LIBOR plus 1.80% or 1.96%. The interest rate on the Revolver may vary in the future based upon the Company's credit rating and leveraged levels.
(7) While we have interest rate swap agreements in place that fix the LIBOR portion of the rates as noted above, the spread over LIBOR could vary in the future based upon changes to the Company's credit ratings and leveraged levels.
(8) Represents the financial liability associated with our failed sale and leaseback of land at Edison Mall, located in Fort Myers, Florida; Great Lakes Mall, located in Mentor, Ohio; Irving Mall, located in Irving, Texas; and Jefferson Valley Mall, located in Yorktown Heights, New York (collectively, the "Properties"). The face amount represents the sales price of the fee interest in the land at the Properties. The master ground lease has a 99-year term and includes fixed annual payments at an initial annualized rate of 7.4%, with annual rent escalators over the aforementioned term. The agreement also includes an option to repurchase the fee interest in the land at $109.3 million in year 30 of the master ground lease, to which the financial liability is being accreted to during the repurchase period. Proceeds received at closing were net of $55.0 million in bridge financing provided by the Company. Expense is being recognized utilizing an effective interest rate of 8.52% during the repurchase period.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

On June 22, 2020, in order to accelerate repayment and bolster liquidity, the Company accepted the terms of a reduced payoff of the $55.0 million bridge financing provided in connection with the failed sale and leaseback noted above. In exchange for settling the bridge financing, the Company received $30.0 million in cash and the buyer/lessor reduced monthly payments that we owe under the leases totaling approximately $15.7 million over 27 months, commencing July 1, 2020. The present value of the reduced rent payments was reclassified from note receivable to other indebtedness, which is presented net of the accretion adjustment in the table above, and the Company recorded an impairment on the note receivable of approximately $11.2 million in connection with the extinguishment. The proceeds were used for general corporate purposes.
On February 28, 2020, the Company redeemed the Exchange Notes in advance of the April 1, 2020 maturity date. The repayment was funded utilizing borrowings on the Revolver.
Covenants
Our unsecured debt agreements contain financial and other covenants. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender including adjustments to the applicable interest rate. As of June 30, 2020, based on the amendments to our Facility and December 2015 Term Loan that we expect to close within the next week, as discussed in Note 2 - "Basis of Presentation and Principles of Consolidation," management believes the Company would be in compliance with all covenants of its unsecured debt.
The total balance of mortgages was approximately $1.1 billion as of June 30, 2020. At June 30, 2020, certain of our consolidated subsidiaries were the borrowers under 20 non-recourse loans and two full-recourse loans secured by mortgages encumbering 24 properties, including one separate pool of cross-defaulted and cross-collateralized mortgages encumbering a total of four properties. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt instruments contain financial and other non-financial covenants which are specific to the properties which serve as collateral for that debt. If the borrower fails to comply with these covenants, the lender could accelerate the debt and enforce its right against their collateral. Our existing non-recourse mortgage loans generally prohibit our subsidiaries that are borrowers thereunder from incurring additional indebtedness, subject to certain customary and limited exceptions. In addition, certain of these instruments limit the ability of the applicable borrower's parent entity from incurring mezzanine indebtedness unless certain conditions are satisfied, including compliance with maximum loan to value ratio and minimum debt service coverage ratio tests. Further, under certain of these existing agreements, if certain cash flow levels in respect of the applicable mortgaged property (as described in the applicable agreement) are not maintained for at least two consecutive quarters, the lender could accelerate the debt and enforce its right against its collateral.
On May 26, 2020, we received a notice of default letter, dated May 14, 2020, from the special servicer to the borrower, a consolidated subsidiary of WPG L.P., concerning the $40.9 million mortgage loan secured by Port Charlotte Town Center, located in Port Charlotte, Florida. The notice was issued by the special servicer because the borrower elected to not pay the May 2020 mortgage payment due to disruption caused by COVID-19. The borrower has initiated short-term forbearance discussions with the special servicer regarding this non-recourse loan in an effort to cure the default. The Company continues to manage and lease the property.
On May 22, 2020, we received a notice of default letter, dated May 21, 2020, from the special servicer to the borrower, a consolidated subsidiary of WPG L.P., concerning the $47.3 million mortgage loan secured by Lincolnwood Town Center, located in Lincolnwood, Illinois. The notice was issued by the special servicer because the borrower elected to not pay the May 2020 mortgage payment due to disruption caused by COVID-19. The borrower has initiated short-term forbearance discussions with the special servicer regarding this non-recourse loan in an effort to cure the default. The Company continues to manage and lease the property.
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
At June 30, 2020, management believes the applicable borrowers under our other non-recourse mortgage loans were in compliance with all covenants where non-compliance could individually, or giving effect to applicable cross-default provisions in the aggregate, have a material adverse effect on our financial condition, results of operations or cash flows. The Company has assessed each of the defaulted properties for impairment indicators and have concluded no impairment charges were warranted as of June 30, 2020.
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
The book value and fair value of these financial instruments and the related discount rate assumptions as of June 30, 2020 and December 31, 2019 are summarized as follows:

	June 30, 2020	December 31, 2019
Book value of fixed-rate mortgages(1)	$1,045,243	$1,052,242
Fair value of fixed-rate mortgages	$1,073,408	$1,062,205
Weighted average discount rates assumed in calculation of fair value for fixed-rate mortgages	3.81%	4.24%

Book value of fixed-rate corporate debt(1)	$1,396,790	$1,660,062
Fair value of fixed-rate corporate debt	$1,156,446	$1,673,105
Weighted average discount rates assumed in calculation of fair value for fixed-rate corporate debt	9.52%	6.03%
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
Amounts reported in AOCL relate to derivatives that will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt. Realized gains or losses on settled derivative instruments included in AOCL are recognized as an adjustment to income over the term of the hedged debt transaction. During the next twelve months, the Company estimates that an additional $12.7 million will be reclassified as an increase to interest expense. As of June 30, 2020, the Company had 11 outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk with a current notional value of $640.8 million.
The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the consolidated balance sheets as of June 30, 2020 and December 31, 2019:

Derivatives designated as hedging instruments:		Balance Sheet Location	June 30, 2020	December 31, 2019
Interest rate products	Liability derivatives	Accounts payable, accrued expenses, intangibles, and deferred revenue	$21,089	$6,592

There were no asset derivative instruments at June 30, 2020 and December 31, 2019. The liability derivative instruments were reported at their fair value of $21,089 and $6,592 at June 30, 2020 and December 31, 2019, respectively, with a corresponding adjustment to OCL for the unrealized gains and losses (net of noncontrolling interest allocation). Over time, the unrealized gains and losses held in AOCL will be reclassified to earnings. This reclassification will correlate with the recognition of the hedged interest payments in earnings.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

The table below presents the effect of the Company's derivative financial instruments on the consolidated statements of comprehensive loss for the three and six months ended June 30, 2020 and 2019:

Derivatives in Cash Flow Hedging Relationships (Interest rate products)	Location of Gain or Loss Recognized in Income on Derivatives	For the Three Months Ended June 30,		For the Six Months Ended June 30,
		2020	2019	2020	2019
Amount of Loss Recognized in OCL on Derivative	Interest expense	$(1,760)	$(8,955)	$(17,969)	$(13,520)

Amount of Loss or (Gain) Reclassified from AOCL into Income	Interest expense	$2,680	$(530)	$3,443	$(1,075)
The table below presents the effect of the Company's derivative financial instruments on the consolidated statements of operations for the three and six months ended June 30, 2020 and 2019:

Effect of Cash Flow Hedges on Consolidated Statements of Operations	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Total interest expense presented in the consolidated statements of operations in which the effects of cash flow hedges are recorded	$(37,445)	$(39,143)	$(76,080)	$(75,973)

Amount of loss or (gain) reclassified from accumulated other comprehensive loss into interest expense	$2,680	$(530)	$3,443	$(1,075)

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
As of June 30, 2020, the fair value of the derivatives in a net liability position, plus accrued interest but excluding any adjustment for nonperformance risk, related to these agreements was $21,089. As of June 30, 2020, the Company has not posted any collateral related to these agreements. The Company is not in default with any of these provisions as of June 30, 2020. If the Company had breached any of these provisions at June 30, 2020, it would have been required to settle its obligation under these agreements at their termination value of $21,089.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2020 and December 31, 2019, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

The tables below presents the Company’s net assets and (liabilities) measured at fair value as of June 30, 2020 and December 31, 2019 aggregated by the level in the fair value hierarchy within which those measurements fall:

	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2020
Derivative instruments, net	$—	$(21,089)	$—	$(21,089)

	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2019
Derivative instruments, net	$—	$(6,592)	$—	$(6,592)

8.	Rental Income
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

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

The following table summarizes our rental income for the three and six months ended June 30, 2020 and 2019:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Operating lease payments, fixed	$125,366	$138,173	$256,871	$282,349
Operating lease payments, variable	12,897	16,397	32,001	34,459
Amortization of straight-line rent, inducements, and rent abatements	(21,586)	1,163	(20,777)	2,272
Net amortization/accretion of above and below-market leases	1,712	1,544	2,818	4,450
Change in estimate of collectibility of rental income	(22,339)	(1,047)	(27,630)	(4,027)
Total rental income	$96,050	$156,230	$243,283	$319,503

Included in the amounts presented for the three and six months ended June 30, 2020 are rent abatements of $22.0 million and a change in our estimate of collectibility of rental income of $22.3 million, including the write-off of accrued (straight-line) rent, in response to the COVID-19 pandemic.
Future payments to be received under non-cancelable operating leases for each of the next five years and thereafter, excluding variable payments of tenant reimbursements, percentage or overage rents, and lease termination payments as of June 30, 2020 are as follows:

2020 (July - December)	$234,763
2021	403,817
2022	338,531
2023	276,796
2024	216,380
Thereafter	655,045
$2,125,332

9.	Equity
Exchange Rights
Subject to the terms of the limited partnership agreement of WPG L.P., limited partners in WPG L.P. have, at their option, the right to exchange all or any portion of their units for shares of WPG Inc. common stock on a one‑for‑one basis or cash, as determined by WPG Inc. Therefore, the common units held by limited partners are considered by WPG Inc. to be share equivalents and classified as noncontrolling interests within permanent equity, and classified by WPG L.P. as permanent equity. The amount of cash to be paid if the exchange right is exercised and the cash option is selected will be based on the market value of WPG Inc.'s common stock as determined pursuant to the terms of the WPG L.P. Partnership Agreement. At June 30, 2020, WPG Inc. had reserved 34,479,892 shares of common stock for possible issuance upon the exchange of units held by WPG L.P. limited partners.
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
The following is a summary by type of the awards that the Company issued during the six months ended June 30, 2020 and June 30, 2019 under the 2014 Plan and 2019 Plan.
Annual Long-Term Incentive Awards
During the six months ended June 30, 2020 and 2019, the Company approved the terms and conditions of the 2020 and 2019 annual awards (the "2020 Annual Long-Term Incentive Awards" and "2019 Long-Term Incentive Awards," respectively) for certain executive officers and employees of the Company. Under the terms of the awards program, each participant is provided the opportunity to receive (i) time-based RSUs and (ii) performance-based stock units ("PSUs"). RSUs represent a contingent right to receive one WPG Inc. common share for each vested RSU. RSUs will vest in one-third installments on each annual anniversary of the respective Grant Date (as referenced below), subject to the participant's continued employment with the Company through each vesting date and the participant's continued compliance with certain applicable covenants. During the service period, dividend equivalents will be paid in cash accruals or under some circumstances, common shares, with respect to the RSUs corresponding to the amount of any cash dividends paid by the Company to the Company's common shareholders for the applicable dividend payment dates. Compensation expense is recognized on a straight-line basis over the three year vesting term. Actual PSUs earned may range from 0%-150% of the PSUs allocated to the award recipient, based on the Company's total shareholder return ("TSR") compared to a peer group based on companies with similar assets and revenue over a three-year performance period that commenced on the respective Grant Date (as referenced below). During the performance period, dividend equivalents corresponding to the amount of any regular cash dividends paid by the Company to the Company’s common shareholders for the applicable dividend payment dates will accrue and be deemed reinvested in additional PSUs, which will be settled in common shares at the same time and only to the extent that the underlying PSU is earned and settled in common shares. Payout of the PSUs is also subject to the participant’s continued employment with the Company through the end of the performance period. The PSUs were valued through the use of a Monte Carlo model and the related compensation expense is recognized over the three-year performance period.
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

During the six months ended June 30, 2020, the performance period related to PSUs awarded in conjunction with the 2017 annual awards ended. There was no payout as the Company's TSR rank did not exceed the minimum required threshold for payout and 262,787 PSUs were forfeited.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

WPG Restricted Stock Units
During the six months ended June 30, 2020 and 2019, the Company awarded 1,231,188 RSUs, with a grant date fair value of $0.8 million, and 331,792 RSUs, with a grant-date fair value of $1.5 million, respectively, to certain employees and non-employee members of the Board. The RSUs are service-based awards and the related fair value is expensed over the applicable service periods, except in instances that result in accelerated vesting due to severance arrangements or retirement of Board members.
Stock Options
During the six months ended June 30, 2020, no stock options were granted to employees, no stock options were exercised by employees and 31,434 stock options were canceled, forfeited or expired. As of June 30, 2020, there were 569,855 stock options outstanding. During the six months ended June 30, 2019, no stock options were granted to employees, 391 stock options were exercised by employees and 52,152 stock options were canceled, forfeited or expired.
Share Award Related Compensation Expense
During the three and six months ended June 30, 2020, the Company recorded compensation expense pertaining to the awards granted of $1.9 million and $3.8 million, respectively, in general and administrative and property operating expense within the consolidated statements of operations and comprehensive loss. During the three and six months ended June 30, 2019, the Company recorded compensation expense pertaining to the awards granted of $2.0 million and $3.8 million, respectively, in general and administrative and property operating expense within the consolidated statements of operations and comprehensive loss. In certain instances, employment agreements and stock compensation programs provide for accelerated vesting when executives are terminated without cause. Additionally, the Committee may, in its discretion, accelerate the vesting for retiring Board members.
Distributions
For the three months ended June 30, 2020, no common share/unit dividends were declared by the Board as common share/unit dividends were suspended in response to the COVID-19 pandemic. For the six months ended June 30, 2020, the Board declared common share/unit dividends of $0.125. During the three and six months ended June 30, 2019, the Board declared common share/unit dividends of $0.25 and $0.50 per common share/unit, respectively.

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
Lease Commitments
As of June 30, 2020, a total of four consolidated properties are subject to ground leases. The termination dates of these ground leases range from 2026 to 2076. These ground leases generally require us to make fixed annual rental payments, or a fixed annual rental plus a percentage rent component based upon the revenues or total sales of the property. Some of these leases also include escalation clauses and renewal options. For the three and six months ended June 30, 2020, we incurred ground lease expense of $209 and $331, respectively, of which $5 and $10, respectively, related to straight-line rent expense, which is included in ground rent in the accompanying consolidated statements of operations and comprehensive loss. For the three and six months ended June 30, 2019, we incurred ground lease expense of $195 and $398, respectively, of which $5 and $10, respectively, related to straight-line rent expense. Additionally, the Company has two material office leases and one material garage lease. The termination dates of these leases range from 2023 to 2026. These leases generally require us to make fixed annual rental payments, plus our share of CAM expense and real estate taxes and insurance. For the three and six months ended June 30, 2020, we incurred lease expense of $612 and $1,261, respectively, which is included in general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss. For the three and six months ended June 30, 2019, we incurred lease expense of $663 and $1,294, respectively.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

Future minimum lease payments due under these leases for each of the next five years and thereafter, excluding applicable extension options, as of June 30, 2020 are as follows:

2020 (July - December)	$1,026
2021	2,069
2022	2,099
2023	1,427
2024	999
Thereafter	20,378
Total lease payments	27,998
Less: Discount	15,919
Present value of lease liabilities	$12,079

The weighted average remaining lease term for our consolidated operating leases was 19.8 years and the weighted average discount rate for determining the lease liabilities was 8.8% at June 30, 2020. The discount rates utilized in calculating the lease liabilities represents our estimate of the Company's incremental borrowing rate over the terms that correspond to the leases. We had no financing leases as of June 30, 2020.

11.	Loss Per Common Share/Unit
WPG Inc. Loss Per Common Share
We determine WPG Inc.'s basic loss per common share based on the weighted average number of shares of common stock outstanding during the period and we consider any participating securities for purposes of applying the two-class method. We determine WPG Inc.'s diluted loss per share based on the weighted average number of shares of common stock outstanding combined with the incremental weighted average shares that would have been outstanding assuming all potentially dilutive securities were converted into common shares at the earliest date possible.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

The following table sets forth the computation of WPG Inc.'s basic and diluted loss per common share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Loss Per Common Share, Basic:
Net loss attributable to common shareholders - basic	$(82,050)	$(17,262)	$(78,675)	$(22,437)
Weighted average shares outstanding - basic	190,541,074	188,486,685	189,842,197	188,285,604
Loss per common share, basic	$(0.43)	$(0.09)	$(0.41)	$(0.12)

Loss Per Common Share, Diluted:
Net loss attributable to common shareholders - basic	$(82,050)	$(17,262)	$(78,675)	$(22,437)
Net loss attributable to limited partner unitholders	(14,931)	(3,186)	(14,314)	(4,142)
Net loss attributable to common shareholders - diluted	$(96,981)	$(20,448)	$(92,989)	$(26,579)
Weighted average common shares outstanding - basic	190,541,074	188,486,685	189,842,197	188,285,604
Weighted average operating partnership units outstanding	34,485,545	34,752,540	34,539,716	34,741,867
Weighted average common shares outstanding - diluted	225,026,619	223,239,225	224,381,913	223,027,471
Loss per common share, diluted	$(0.43)	$(0.09)	$(0.41)	$(0.12)

For the three and six months ended June 30, 2020 and 2019, additional potentially dilutive securities include contingently-issuable outstanding stock options, restricted stock units, and performance based components of annual or special arrangement awards. For the three and six months ended June 30, 2020, the potential dilutive effect of 569,855 contingently-issuable outstanding stock options, 601,711 restricted stock units and 1,305,005 performance based components of annual or special arrangement awards were excluded as their inclusion would be anti-dilutive. For the three and six months ended June 30, 2019, the potential dilutive effect of 627,198 contingently-issuable outstanding stock options and 1,269,427 performance based components of annual or special arrangement awards were excluded as their inclusion would be anti-dilutive. We accrue distributions when they are declared.
WPG L.P. Loss Per Common Unit
We determine WPG L.P.'s basic loss per common unit based on the weighted average number of common units outstanding during the period and we consider any participating securities for purposes of applying the two-class method. We determine WPG L.P.'s diluted loss per unit based on the weighted average number of common units outstanding combined with the incremental weighted average units that would have been outstanding assuming all potentially dilutive securities were converted into common units at the earliest date possible.
The following table sets forth the computation of WPG L.P.'s basic and diluted loss per common unit:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Loss Per Common Unit, Basic & Diluted:
Net loss attributable to common unitholders - basic and diluted	$(96,981)	$(20,448)	$(92,989)	$(26,579)
Weighted average common units outstanding - basic & diluted	225,026,619	223,239,225	224,381,913	223,027,471
Loss per common unit, basic & diluted	$(0.43)	$(0.09)	$(0.41)	$(0.12)

For the three and six months ended June 30, 2020 and 2019, additional potentially dilutive securities include contingently-issuable units related to WPG Inc.'s outstanding stock options, restricted stock units, and WPG Inc.'s performance based components of annual or special arrangement awards. For the three and six months ended June 30, 2020, the potential dilutive effect of 569,855 contingently-issuable outstanding stock options, 601,711 restricted stock units and 1,305,005 performance based components of annual or special arrangement awards were excluded as their inclusion would be anti-dilutive. For the three and six months ended June 30, 2019, the potential dilutive effect of 627,198 contingently-issuable outstanding stock options and 1,269,427 performance based components of annual awards were excluded as their inclusion would be anti-dilutive. We accrue distributions when they are declared.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

12.	Subsequent Events
COVID-19 Updates
Subsequent to June 30, 2020, we executed the following forbearance agreements:

Property	Principal Outstanding	Interest Rate	Monthly Service Terms	Description of Relief	Duration	Repayment Terms
Canyon View Marketplace	$5,087	5.47%	Interest and principal	Interest and principal	3 months commencing May 2020	6 months commencing August 2020
Grand Central Mall	$38,378	6.05%	Interest and principal	Interest and principal	3 months commencing June 2020	12 months commencing September 2020, but outstanding payments due at maturity (July 6, 2021)

In connection with the forbearance agreement executed on the mortgage note payable secured by Grand Central Mall, located in Parkersburg, West Virginia, the maturity date of the mortgage note payable was extended one year to July 6, 2021.
On August 6, 2020, the Board authorized a one-for-nine reverse share split of the Company’s common shares and WPG L.P. operating units, subject to shareholder approval. Upon shareholder approval and as a result of the reverse share split, each nine shares of the Company's issued and outstanding common shares/units will be automatically combined and converted into one issued and outstanding common share/unit. The Company plans to hold a special meeting of shareholders to vote on the recommendation before the end of 2020. The implementation of the reverse share split is intended to increase the per share trading price of the Company’s common shares in order to satisfy the continued listing criteria set forth in Section 802.01C of the Listed Company Manual of the New York Stock Exchange and cure the noncompliance notification received by the Company on April 28, 2020.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in this report.
Overview - Basis of Presentation
Washington Prime Group Inc. ("WPG Inc.") is an Indiana corporation that operates as a fully integrated, self‑administered and self‑managed real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended (the "Code"). WPG Inc. will generally qualify as a REIT for U.S. federal income tax purposes as long as it continues to distribute at least 90% of its REIT taxable income, exclusive of net capital gains, and satisfy certain other requirements. WPG Inc. will generally be allowed a deduction against its U.S. federal income tax liability for dividends paid by it to REIT shareholders, thereby reducing or eliminating any corporate level taxation to WPG Inc. Washington Prime Group, L.P. ("WPG L.P.") is WPG Inc.'s majority‑owned limited partnership subsidiary that owns, develops and manages, through its affiliates, all of WPG Inc.'s real estate properties and other assets. WPG Inc. is the sole general partner of WPG L.P. As of June 30, 2020, our assets consisted of material interests in 101 shopping centers in the United States, consisting of open air properties and enclosed retail properties, comprised of approximately 53 million square feet of managed gross leasable area.
Unless the context otherwise requires, references to "WPG," the "Company," "we," "us" and "our" refer to WPG Inc., WPG L.P. and entities in which WPG Inc. or WPG L.P. (or any affiliate) has a material ownership or financial interest, on a consolidated basis.
The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The consolidated balance sheets as of June 30, 2020 and December 31, 2019 include the accounts of WPG Inc. and WPG L.P., as well as their majority owned and controlled subsidiaries. The consolidated statements of operations include the consolidated accounts of the Company. All intercompany transactions have been eliminated in consolidation. In the opinion of management, the consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods presented. The Company believes that the disclosures made are adequate to prevent the information presented from being misleading.
COVID-19
During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus ("COVID-19"). The pandemic has significantly impacted the economic conditions in the United States, with accelerated effects since March 2020 as federal, state and local governments react to the public health crisis, creating significant uncertainties in the United States economy. During a portion of the second quarter of 2020, and in the interest of public health and safety, jurisdictions (national, state and local) where our shopping centers are located, required mandatory closures or capacity limitations or other restrictions for those that continue to operate, which impacted our tenants' ability to operate as well as pay rent and other related charges or otherwise fulfill their obligations of their respective leases. As of June 30, 2020, all of our enclosed retail properties were open in some capacity and our open air properties have remained open to the extent permitted by applicable law. In response to the mandatory shutdowns, we have granted rent relief to certain of our tenants through a combination of rent deferrals and rent abatements, which have resulted in a reduction to our second quarter 2020 rental income by $22.0 million due to the rent abatements, with additional impact to our second quarter operating cash flows due to the rent deferrals. Additionally, as part of our continual assessment of the future collectibility of rents, we recorded an adjustment to rental income of $22.3 million, including the write-off of accrued (straight-line) rent. We continue to assess requests from our tenants as they are received. As a result of these developments, the Company has experienced, and expects to continue to experience, a material adverse impact on its revenues, results of operations and cash flows for the year ending December 31, 2020. The situation continues to evolve as certain geographic regions across the United States have experienced a surge in new cases, which could result in shoppers limiting their in-store purchases in exchange for curbside or on-line purchases. Additional impacts to the business may arise that we are not aware of currently. We cannot predict whether, when or the manner in which the conditions surrounding COVID-19 will change, including the timing of potential additional closure requirements or the subsequent lifting of any said restrictions.
In response to this pandemic, we took the following cost saving and capital preservations steps, effective April 2020:
•Furloughed or laid off approximately 20% of our workforce, with gradual rehiring occurring as property operations resumed. Additionally, we implemented a hiring freeze and terminated third party vendor contracts when applicable;
•Temporarily reduced senior management base compensation ranging from 5% to 25%;
•Drew an additional $120.0 million under the Revolver to increase liquidity and preserve financial flexibility; and

•Temporarily suspended the quarterly common share and operating partnership unit cash dividend for the remainder of 2020 (with a potential true up of the fourth quarter 2020 dividend payment which could be paid in 2021 in order to address the Company's REIT taxable income distribution requirements), which will result in cash savings in excess of $80.0 million for the remainder of the year, exclusive of any potential true up payments.
Additionally, the Company has executed the following forbearance agreements on its various consolidated and unconsolidated mortgage notes outstanding as of and subsequent to June 30, 2020 (dollars in thousands; unconsolidated mortgages shown non pro-rata):

Consolidated Mortgages
Property	Principal Outstanding	Interest Rate	Monthly Service Terms	Description of Relief	Duration	Repayment Terms[1]
Forest Plaza, Lakeline Plaza, Muncie Towne Plaza, and White Oaks Plaza	$117,000	3.67%	Interest only	Interest	6 months commencing May 2020	6 months commencing November 2020
Southgate Mall	$35,000	4.48%	Interest only	Interest	3 months commencing May 2020	Due at maturity (Sept. 27, 2023)
Town Center at Aurora	$51,000	4.92%	Interest and principal	Interest and principal	6 months commencing May 2020	Commencing November 2020 with payments made from excess property cash flow until repaid in full
Westminster Mall	$76,086	4.65%	Interest and principal	Interest and principal	3 months commencing June 2020, paid from escrows	Not applicable
Canyon View Marketplace	$5,087	5.47%	Interest and principal	Interest and principal	3 months commencing May 2020	6 months commencing August 2020
Grand Central Mall	$38,378	6.05%	Interest and principal	Interest and principal	3 months commencing June 2020	12 months commencing September 2020, but outstanding payments due at maturity (July 6, 2021)

Unconsolidated Mortgages
Property	Principal Outstanding	Interest Rate	Monthly Service Terms	Description of Relief	Duration	Repayment Terms[1]
Arbor Hills	$24,035	4.27%	Interest and principal	Interest and principal	3 months commencing May 2020	12 months commencing August 2020
Arboretum, The	$59,400	4.13%	Interest only	Interest	3 months commencing May 2020	5 months commencing August 2020
Classen Curve & The Triangle at Classen Curve	$52,779	3.90%	Interest only	Interest	3 months commencing May 2020	5 months commencing August 2020
Gateway Centers	$112,500	4.03%	Interest only	Interest	3 months commencing May 2020	5 months commencing August 2020
Mall at Johnson City, The	$47,768	6.76%	Interest and principal	Interest and principal	3 months commencing May 2020	12 months commencing August 2020

Property	Principal Outstanding	Interest Rate	Monthly Service Terms	Description of Relief	Duration	Repayment Terms[1]
Nichols Hills Plaza	$12,571	2.66%	Interest and principal	Interest and principal	3 months commencing May 2020	Due at maturity (Jan. 1, 2023)
Polaris Fashion Place	$240,170	3.94%	Interest and principal	Interest	3 months commencing May 2020	5 months commencing August 2020
Town Center Crossing	$32,534	4.25%	Interest and principal	Interest and principal	3 months commencing May 2020	12 months commencing August 2020
Town Center Plaza	$65,830	5.00%	Interest and principal	Interest and principal	3 months commencing May 2020	12 months commencing August 2020
Scottsdale Quarter (Blocks K & M)	$55,000	4.36%	Interest only	Interest	3 months commencing May 2020	Commencing August 2020 with payments made from excess property cash flow until repaid in full
1 Maturity dates noted include any applicable extension options available to the borrower.
While these forbearance agreements will not reduce the Company’s debt obligations, they will enhance cash flow during the period of lower rent collections from tenants. The Company estimates approximately $10 million to $15 million of delayed payments from these arrangements during the forbearance period. In addition, the Company is in various stages of discussions relating to additional forbearance agreements for other mortgage obligations from lenders. Certain other mortgage notes payable may be in formal default (see "Covenants" for further details) or placed into special servicing during the forbearance negotiation and repayment periods.
Our ability to meet our obligations as they come due may be impacted by our ability to remain compliant with financial covenants in our unsecured debt arrangements or to obtain waivers or amendments that impact the related covenants. We have received requisite lender consents and expect to close, within the next week, on amendments to our Facility and December 2015 Term Loan (as defined in "Financing and Debt") that will provide certain covenant relief through the third quarter of 2021. Based upon these modified covenant requirements, we project that we would remain in compliance with these revised financial covenants along with other unsecured debt covenants through at least August 10, 2021. However, with the continued uncertainty caused by the COVID-19 pandemic, significant risks remain with respect to these projections and any material adverse effect on our income and expenses could impact our ability to maintain compliance with our credit facility and bond covenants. Additionally, if we are unable to close on the amendments within a timely fashion, we could end up in default with such arrangements, impacting our ability to continue as a going concern.
Impairment
During the quarter ended June 30, 2020, and in connection with the preparation of the financial statements included in this report, we recorded an impairment charge of approximately $23.8 million related to two Tier 2 properties based on the total estimated fair value of $12.6 million and the related carrying value. The impairment charge was attributed to declines in the estimated undiscounted cash flows which resulted in the carrying value not being recoverable. The fair value of each property was based on the respective discounted future cash flows of each property, using a discount rate range of 18.8% to 19.3% and a terminal capitalization rate range of 16.8% to 17.3%, which were determined using management's assessment of the property operating performance and general market conditions (Level 3 inputs).
During the quarter ended March 31, 2020, we recorded an impairment charge of approximately $1.3 million related to vacant land at Georgesville Square, located in Columbus, Ohio and a single tenant outparcel located in Topeka, Kansas. The impairment charges in both instances were due to changes in facts and circumstances when we decided to hold the assets for a shorter period which resulted in the carrying value not being recoverable from the projected cash flows. In the case of the vacant land at Georgesville Square, which was sold during the second quarter of 2020, the fair value was based on the sales price (Level 1 input). In the case of the single tenant outparcel, the fair value was based on general market conditions (Level 3 inputs).

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
In April 2020, the FASB issued a question-and-answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of COVID-19. Under existing lease guidance, the Company would have to determine, on a lease by lease basis, if a lease concession was the result of a new arrangement reached with the tenant (treated with the lease modification accounting framework) or if a lease concession was under the enforceable rights and obligations within the existing lease agreement (precluded from applying the lease modification accounting framework). The Lease Modification Q&A clarifies that entities may elect to not evaluate whether lease-related relief that lessors provide to mitigate the economic effects of COVID-19 on lessees is a lease modification under Topic 842, "Leases." Instead, an entity that elects not to evaluate whether a concession directly related to COVID-19 is a modification can account for the concession as though enforceable rights and obligations for those concessions existed (regardless of whether these enforceable rights and obligations for the concessions explicitly exist in the contract). Both lessees and lessors may make this election. For all concessions that did not result in a substantial increase in the rights of the lessor or the obligations of the lessees, the Company elected to adopt this optional relief in the second quarter of 2020, resulting in abatements granted in the period being recognized as negative variable revenue during the period of abatement. Concessions in the form of rent deferrals were effectively accounted for as if the lease was unchanged, though in all cases receivables were evaluated under the collectibility guidance in Topic 842.
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
The guidance is effective upon issuance and can be applied to modifications of existing contracts made after January 1, 2020 and can be applied to eligible hedging relationships existing as of or entered into after the same date. The relief is temporary and cannot be applied to contract modifications that occur after December 31, 2022 or hedging relationships entered into or evaluated after that date. However, certain optional expedients can be applied to hedging relationships evaluated in periods after December 31, 2022. As of June 30, 2020, we had approximately $812.0 million (excluding debt issuance costs of $5.1 million) of our aggregate consolidated indebtedness that was indexed to LIBOR. In addition, as of June 30, 2020, we had approximately $640.8 million of consolidated indebtedness swapped to LIBOR plus a fixed spread under hedging relationships. We expect that upon modification, these contracts will generally qualify for the temporary relief upon meeting the certain criteria and we are currently assessing our plans for adoption.

Four Corners Outparcel Sales
We are party to two separate purchase and sale agreements to sell certain outparcels to FCPT Acquisitions, LLC ("Four Corners"). The following table summarizes the key terms of each of the closings that occurred during the six months ended June 30, 2020 (dollars in thousands):

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
Portfolio Data
The portfolio data discussed in this overview includes key operating statistics for the Company including period ending occupancy, average base minimum rent per square foot and comparable NOI for the core properties owned and managed at June 30, 2020. The Company generates approximately 93% of the NOI from our Tier 1 and open air properties. As these properties are core to our future growth and receive the majority of our capital allocation, we disclose our operating metrics for this portion of our portfolio and exclude our noncore properties as well as our Tier 2 properties. Refer to Item 7 of Part II of the 2019 Form 10-K for our property listing.
Ending occupancy for the Tier 1 and open air properties was 91.9% as of June 30, 2020, as compared to 93.0% as of June 30, 2019. Average base minimum rent per square foot for the core portfolio decreased 0.6% when comparing June 30, 2020 to June 30, 2019. Comparable NOI for the Tier 1 and open air properties decreased 44.6% in the second quarter of 2020 when compared to the second quarter of 2019. The Tier 1 properties had a decrease in comparable NOI of 53.1%, and the open air properties had a decrease in comparable NOI of 24.5% in the second quarter of 2020 as compared to the same period in 2019. This year-over-year decrease in NOI of $47.5 million for the Tier 1 and open air properties primarily relates to the large number of our tenants that temporarily closed for business as a result of COVID-19 global pandemic as well as the impact of national tenant bankruptcies. NOI was impacted by $28.5 million during the second quarter 2020 from rent abatements and deferrals deemed uncollectible in response to the pandemic. Additionally, bad debt expense increased by $10.9 million primarily due to unpaid pre-petition bankruptcy rents. Through July 23, 2020, 17 national retailers, totaling 5.3 million square feet in our portfolio, filed for bankruptcy protection. Filings included retailers such as JCPenney, Ascena Brands, GNC, Pier 1 and New York & Company. Other revenue impacts resulting from the temporary tenant closures were declines of revenues from percentage rent and short-term tenants for a combined $9.2 million.

The following table sets forth key operating statistics for the combined portfolio of the Tier 1 and open air properties:

	June 30, 2020	June 30, 2019	% Change
Ending occupancy(1)	91.9%	93.0%	(1.1)%
Average base minimum rent per square foot(2)	$21.39	$21.52	(0.6)%

(1)
Ending occupancy is the percentage of managed gross leasable area, or GLA, which is leased as of the last day of the reporting period. We include all Company-owned space except for anchors, majors, freestanding office and outlots at our enclosed retail properties in the calculation of ending occupancy. Open air property GLA included in the calculation relates to all Company-owned space other than office space.

(2)	Average base minimum rent per square foot is the average base minimum rent charge in effect for the reporting period for all tenants that would qualify to be included in ending occupancy.
Current Leasing Activities
During the six months ended June 30, 2020, we signed new leases and renewal leases with terms in excess of a year (excluding enclosed retail property anchors, majors, offices, and in-line spaces in excess of 10,000 square feet) across the Tier 1 and open air portfolio, comprising approximately 905,300 square feet. The average annual initial base minimum rent for new leases was $21.10 per square foot ("psf") and for renewed leases was $17.53 psf. For these leases, the average for tenant allowances was $27.89 psf for new leases and $4.46 psf for renewals. During the six months ended June 30, 2019, we signed new leases and renewal leases with terms in excess of a year (excluding enclosed retail property anchors, majors, offices, and in-line spaces in excess of 10,000 square feet) across the Tier 1 and open air portfolio, comprising approximately 998,300 square feet. The average annual initial base minimum rent for new leases was $24.31 psf and for renewed leases was $29.75 psf. For these leases, the average for tenant allowances was $38.09 psf for new leases and $9.17 psf for renewals. The leasing activity for the first six months of 2020 compared to the same period in 2019, when including all leases, increased 7% to 2.2 million square feet.
Results of Operations
Activities Affecting Results
The COVID-19 pandemic had a material impact on our 2020 results and is discussed throughout. In addition, the following property related transactions affected our results in the comparative periods:
•On January 31, 2020, we completed the sale of Dekalb Plaza, located in King of Prussia, Pennsylvania, to an unaffiliated private real estate investor.
•On January 14, 2020, we completed the sale of Matteson Plaza, located in Matteson, Illinois, to an unaffiliated private real estate investor.
•During 2020, we completed the sale of 2 outparcels to Four Corners (see further details in Note 4 of the Condensed Notes to the Unaudited Consolidated Financial Statements in Part I, Item 1).
•On December 19, 2019, we completed the sale of Charles Towne Square, located in Charleston, South Carolina, to an unaffiliated private real estate investor.
•On December 18, 2019, we transitioned West Ridge Mall and Plaza ("West Ridge," collectively), located in Topeka, Kansas, to the lender.
•On July 1, 2019, we transitioned Towne West Square, located in Wichita, Kansas, to the lender.
•During 2019, we completed the sale of 25 outparcels to Four Corners (see further details in Note 4 of the Condensed Notes to the Unaudited Consolidated Financial Statements in Part I, Item 1).
For the purposes of the following comparisons, the transactions listed above are referred to as the "Property Transactions," and "comparable properties" refers to the remaining properties we owned and operated throughout both of the periods under comparison.

Three Months Ended June 30, 2020 vs. Three Months Ended June 30, 2019
Rental income decreased $60.2 million due to a $56.2 million decrease attributable to the comparable properties, the majority of which was driven by the temporary cessation of property operations, rent relief provided to tenants, and changes in our assessment of collectibility of tenant receivables as a result of the COVID-19 pandemic as well as specific bankruptcy activity during the period. A further decrease of $4.0 million was attributable to the Property Transactions. Other income decreased $2.5 million due to a $1.5 million decrease related to fee income and a $1.0 million decrease related to less property ancillary income, both of which were impacted by closures mandated by the COVID-19 pandemic.
Property operating expenses decreased $8.3 million, of which $6.8 million was due to reduced operating expenses at the comparable properties as a result of temporary property closures due to the COVID-19 pandemic and $1.5 million was attributable to the Property Transactions. Depreciation and amortization decreased $16.4 million, primarily due to a $1.6 million decrease attributable to the Property Transactions, and a $14.8 million decrease in the comparable properties related to the accelerated depreciation of certain building and land improvement assets and tenant related improvements and intangibles that occurred during the second quarter of 2019. Real estate taxes decreased $1.4 million, primarily due to a $0.7 million decrease in the comparable properties due to reduced tax assessments and capitalization of real estate taxes associated with redevelopment efforts and a $0.7 million decrease attributable to the Property Transactions. General and administrative expenses decreased $1.8 million, which was primarily attributable to reduced compensation costs and less corporate travel as a result of the COVID-19 pandemic. The $23.8 million impairment charge recorded in the 2020 period related to the write down of two Tier 2 enclosed retail properties.
Interest expense, net, decreased $1.7 million, which was primarily attributable to the transitions to the lenders of Towne West Square and West Ridge. The $11.2 million impairment on note receivable recorded in the 2020 period was attributed to the discounted payoff of the seller financing provided in conjunction with our other indebtedness (see "Financing and Debt" for further details).
Gain on disposition of interests in properties, net decreased $5.8 million which is primarily attributable to the timing of closings associated with the Four Corners transactions in the comparable periods.
Loss from unconsolidated entities increased $3.0 million which was primarily attributable to the temporary cessation of property operations, rent relief provided to tenants, and changes in our assessment of collectibility of tenant receivables as a result of the COVID-19 pandemic.
For WPG Inc., net loss attributable to noncontrolling interests primarily relates to the allocation of loss to third parties based on their respective weighted average ownership of limited partnership interest in WPG L.P., which percentage remained consistent over the periods.
Six Months Ended June 30, 2020 vs. Six Months Ended June 30, 2019
Rental income decreased $76.2 million due to a $67.9 million decrease attributable to the comparable properties, the majority of which was driven by the temporary cessation of property operations, rent relief provided to tenants, and changes in our assessment of collectibility of tenant receivables as a result of the COVID-19 pandemic as well as specific bankruptcy activity during the period. A further decrease of $8.3 million was attributable to the Property Transactions. Other income decreased $2.7 million due to a $2.0 million decrease related to fee income and a $0.7 million decrease related to less property ancillary income, both of which were impacted by closures mandated by the COVID-19 pandemic.
Property operating expenses decreased $10.5 million, of which $7.2 million was due to reduced operating expenses at the comparable properties as a result of temporary property closures due to the COVID-19 pandemic and $3.3 million was attributable to the Property Transactions. Depreciation and amortization decreased $23.1 million, primarily due to a $4.2 million decrease attributable to the Property Transactions, and an $18.9 million decrease in the comparable properties related to the accelerated depreciation of certain building and land improvement assets and tenant related improvements and intangibles during 2019. Real estate taxes decreased $3.3 million, primarily due to a $1.7 million decrease in the comparable properties due to reduced tax assessments and capitalization of real estate taxes associated with redevelopment efforts and a $1.6 million decrease attributable to the Property Transactions. General and administrative expenses decreased $3.6 million, of which $1.8 million was primarily attributable to reduced compensation costs and less corporate travel as a result of the COVID-19 pandemic in addition to a reduction in severance costs of $1.8 million, which were incurred during the first quarter of 2019. The $25.1 million impairment charge recorded in the 2020 period related to the write down of two Tier 2 enclosed retail properties, vacant land at Georgesville Square, located in Columbus, Ohio, and a single tenant outparcel located in Topeka, Kansas.

Interest expense, net, increased $0.1 million, of which a net $1.9 million increase was attributable to corporate debt activity primarily related to our other indebtedness (see "Financing and Debt" for further details) and a $1.2 million increase primarily attributable to the April 2019 financing of Waterford Lakes Town Center, located in Orlando, Florida. Offsetting these increases was a decrease of $3.0 million attributable to the transitions to the lenders of Towne West Square and West Ridge. The $11.2 million impairment on note receivable recorded in the 2020 period was attributed to the discounted payoff of the seller financing provided in conjunction with our other indebtedness (see "Financing and Debt" for further details).
Gain on disposition of interests in properties, net increased $11.0 million which is primarily attributed to the recording of a $15.4 million gain related to our disposition of interests in Seminole Towne Center, located in Sanford, Florida, in 2020 as this property, which was held in an unconsolidated joint venture, was transitioned to the lender pursuant to the terms of a deed-in-lieu of foreclosure agreement and our obligations related to this property ceased in connection with this transition. Offsetting this increase is a net decrease of $4.4 million which is primarily attributable to the timing of closings associated with the Four Corners transactions in the comparable periods.
Loss from unconsolidated entities increased $4.0 million which was primarily attributable to the temporary cessation of property operations, rent relief provided to tenants, and changes in our assessment of collectibility of tenant receivables as a result of the COVID-19 pandemic.
For WPG Inc., net loss attributable to noncontrolling interests primarily relates to the allocation of loss to third parties based on their respective weighted average ownership of limited partnership interest in WPG L.P., which percentage remained consistent over the periods.
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
Annually, we derive most of our liquidity from leases that generate positive net cash flow from operations. However, total cash flows used in operations during the six months ended June 30, 2020 was $2.1 million as compared to cash flows from operations of $93.6 million during the six months ended June 30, 2019, which was a direct result of the temporary closing of our properties, rent relief provided to our tenants, and higher tenant receivable balances as a result of the COVID-19 pandemic. Due to the seasonal nature of certain operational activities as well as the ongoing impact of COVID-19 pandemic, the cash flows from operations for the six months ended June 30, 2020 are not necessarily indicative of the cash flows from operations expected for rest of 2020.
Our balance of cash and cash equivalents increased $85.6 million the six months ended June 30, 2020 to $127.0 million as of June 30, 2020. The increase was primarily due to net proceeds from the issuance of debt and the net proceeds from the disposition of properties, partially offset by capital expenditures, dividend distributions, net contributions to our joint ventures, and cash flow used to fund operating activities. See "Cash Flows" below for more information.
Because we own primarily long-lived income-producing assets, our financing strategy relies on a combination of long-term mortgage debt as well as unsecured debt supported by a quality unencumbered asset pool, providing us with ample flexibility from a liquidity perspective. Our strategy is to have the majority of our debt fixed either through fixed rate mortgages or interest rate swaps that effectively fix the interest rate. At June 30, 2020, floating rate debt (excluding loans hedged to fixed interest) comprised 25.6% of our total consolidated debt. We will continue to monitor our borrowing mix to limit market risk.
On June 30, 2020, we had an aggregate available borrowing capacity of $2.8 million under the Revolver, net of outstanding borrowings of $647.0 million and $0.2 million reserved for outstanding letters of credit. The weighted average interest rate on the Revolver was 2.3% and 2.7% during the three and six months ended June 30, 2020. The decrease in our borrowing capacity is primarily attributed to utilizing our Revolver to complete the payoff of the $250.0 million Exchange Notes on February 28, 2020 (capitalized terms as defined in "Financing and Debt"), and borrowings to enhance our liquidity as a result of lower cash receipts due to the COVID-19 global pandemic (refer to "COVID-19" for additional details on our response to enhance short-term liquidity).
The consolidated indebtedness of our business was approximately $3.2 billion as of June 30, 2020, or an increase of approximately $171.8 million from December 31, 2019. The change in consolidated indebtedness from December 31, 2019 is described in greater detail under "Financing and Debt."

Outlook
Our business model and WPG Inc.'s status as a REIT require us to regularly access the debt markets to raise funds for acquisition, development and redevelopment activity, and to refinance maturing debt. We may also, from time to time, access the equity capital markets to accomplish our business objectives. We believe we have sufficient cash on hand and cash flow from operations to address our debt maturities, distributions and capital needs throughout 2020.
The successful execution of our business strategy will require the availability of substantial amounts of operating and development capital both currently and over time. Sources of such capital could include additional bank borrowings, public and private offerings of debt or equity, including rights offerings, sale of certain assets and joint ventures.
Cash Flows
Our net cash flow used in operating activities totaled $2.1 million during the six months ended June 30, 2020, as compared to $93.6 million of cash flow provided by operating activities during the six months ended June 30, 2019. This decrease was directly attributable to the temporary closing of our properties, rent relief provided to our tenants, and higher tenant receivable balances as a result of the COVID-19 pandemic. During this period we also:

•	funded capital expenditures and redevelopment projects of $99.8 million;

•	received net proceeds from the sale of interests in properties and outparcels of $18.0 million;

•	funded investments in unconsolidated entities of $6.7 million;

•	received distributions of capital from unconsolidated entities of $1.8 million;

•	received net proceeds from our debt financing, refinancing and repayment activities of $212.9 million; and

•	funded distributions to common and preferred shareholders and unitholders of $35.2 million.
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
However, due to the COVID-19 global pandemic, we have experienced a significant deterioration in projected cash flows from operations which has caused us to increase our reliance on available funds from our debt arrangements, curtail planned capital expenditures due to tenant-related delays, temporarily suspend common dividend distributions, and seek other additional sources of financing as discussed above. Based on our current projections that have been stress tested for various COVID-19 scenario outcomes, we anticipate that the $127.0 million of consolidated cash on hand, along with our pro-rata share of joint venture cash, will provide us with sufficient liquidity to meet our financial obligations for the remainder of 2020.

Financing and Debt
Mortgage Debt
Total mortgage indebtedness at June 30, 2020 and December 31, 2019 was as follows (in thousands):

	June 30, 2020	December 31, 2019
Face amount of mortgage loans	$1,110,243	$1,117,242
Fair value adjustments, net	2,312	3,463
Debt issuance cost, net	(4,608)	(5,097)
Carrying value of mortgage loans	$1,107,947	$1,115,608
A roll forward of mortgage indebtedness from December 31, 2019 to June 30, 2020 is summarized as follows (in thousands):

Balance at December 31, 2019	$1,115,608
Debt amortization payments	(6,999)
Issuance costs incurred upon debt modifications	(151)
Amortization of fair value and other adjustments	(1,151)
Amortization of debt issuance costs	640
Balance at June 30, 2020	$1,107,947
In connection with the forbearance agreement executed on the mortgage note payable secured by Grand Central Mall, located in Parkersburg, West Virginia, the maturity date of the mortgage note payable was extended one year to July 6, 2021 (see "COVID-19" for additional details).
On April 3, 2020, the Company exercised the third of three options to extend the maturity of the $65.0 million term loan secured by Weberstown Mall, located in Stockton, California, for one year. The extended maturity date is June 8, 2021.
On February 14, 2020, the Company exercised the second of two options to extend the maturity of the $51.0 million mortgage note payable secured by Town Center at Aurora, located in Aurora, Colorado, for one year. The extended maturity is April 1, 2021. Additionally, as part of the forbearance agreement executed in conjunction with our COVID-19 relief efforts (see "COVID-19" for additional details), the Company was granted an additional one year extension option, which would extend the maturity to April 1, 2022. The extension option is subject to continued compliance with the terms of the mortgage agreement.
Highly-levered Assets
As of June 30, 2020, we have identified two consolidated mortgage loans that have leverage levels in excess of our targeted leverage and are working with the special servicers on these non-recourse mortgages. These mortgage loans total $78.2 million and encumber Charlottesville Fashion Square, located in Charlottesville, Virginia and Muncie Mall, located in Muncie, Indiana, both of which have been identified as noncore properties. We expect to improve our leverage once both, or a portion of them, are transitioned to the lenders, with minimal impact to net cash flows. See "Covenants" below for further discussion on these highly-levered assets as of June 30, 2020.

Corporate Debt
The following table identifies our total corporate debt outstanding at June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Notes payable:
Face amount - the Exchange Notes(1)	$—	$250,000
Face amount - Senior Notes due 2024(2)	720,900	720,900
Debt discount, net	(7,111)	(7,864)
Debt issuance costs, net	(4,689)	(5,470)
Total carrying value of notes payable	$709,100	$957,566

Unsecured term loans:(7)
Face amount - Term Loan(3)(4)	$350,000	$350,000
Face amount - December 2015 Term Loan(5)	340,000	340,000
Debt issuance costs, net	(2,791)	(3,358)
Total carrying value of unsecured term loans	$687,209	$686,642

Revolving credit facility:(3)(6)
Face amount	$647,000	$207,000
Debt issuance costs, net	(2,284)	(2,855)
Total carrying value of revolving credit facility	$644,716	$204,145

Other indebtedness:(8)
Face amount	$98,900	$98,900
Debt issuance costs, net	(1,535)	(1,561)
Accretion adjustment, net	(13,010)	262
Total carrying value of other indebtedness	$84,355	$97,601
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
(4) The Term Loan bears interest at one-month LIBOR plus 2.10% per annum and will mature on December 30, 2022. We have interest rate swap agreements totaling $250.0 million, which effectively fix the interest rate on a portion of the Term Loan at 4.86% through June 30, 2021. At June 30, 2020, the applicable interest rate on the unhedged portion of the Term Loan was one-month LIBOR plus 2.10% or 2.26%.
(5) The December 2015 Term Loan bears interest at one-month LIBOR plus 2.35% per annum and will mature on January 10, 2023. We have interest rate swap agreements totaling $340.0 million which effectively fix the interest rate at 4.06% per annum through maturity.
(6) The Revolver provides borrowings on a revolving basis up to $650.0 million, bears interest at one-month LIBOR plus 1.80%, and will initially mature on December 30, 2021, subject to two six month extensions available at our option subject to compliance with terms of the Facility and payment of a customary extension fee. At June 30, 2020, we had an aggregate available borrowing capacity of $2.8 million under the Revolver, net of $0.2 million reserved for outstanding letters of credit. At June 30, 2020, the applicable interest rate on the Revolver was one-month LIBOR plus 1.80% or 1.96%. The interest rate on the Revolver may vary in the future based upon the Company's credit rating and leveraged levels.
(7) While we have interest rate swap agreements in place that fix the LIBOR portion of the rates as noted above, the spread over LIBOR could vary in the future based upon changes to the Company's credit ratings and leveraged levels.
(8) Represents the financial liability associated with our failed sale and leaseback of land at Edison Mall, located in Fort Myers, Florida; Great Lakes Mall, located in Mentor, Ohio; Irving Mall, located in Irving, Texas; and Jefferson Valley Mall, located in Yorktown Heights, New York (collectively, the "Properties"). The face amount represents the sales price of the fee interest in the land at the Properties. The master ground lease has a 99-year term and includes fixed annual payments at an initial annualized rate of 7.4%, with annual rent escalators over the aforementioned term. The agreement also includes an option to repurchase the fee interest in the land at $109.3 million in year 30 of the master ground lease, to which the financial liability is being accreted to during the repurchase period. Proceeds received at closing were net of $55.0 million in bridge financing provided by the Company, which was included in "Deferred costs and other assets" on the consolidated balance sheet at December 31, 2019. Expense is being recognized utilizing an effective interest rate of 8.52% during the repurchase period.

On June 22, 2020, in order to accelerate repayment and bolster liquidity, the Company accepted the terms of a reduced payoff of the $55.0 million bridge financing provided in connection with the failed sale and leaseback noted above. In exchange for settling the bridge financing, the Company received $30.0 million in cash and the buyer/lessor reduced monthly rent payments totaling approximately $15.7 million over 27 months, commencing July 1, 2020. The present value of the reduced rent payments was reclassified from note receivable to other indebtedness, which is presented net of the accretion adjustment in the table above, and the Company recorded an impairment on the note receivable of approximately $11.2 million in connection with the extinguishment. The proceeds were used for general corporate purposes.
Covenants
Our unsecured debt agreements contain financial and other covenants. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender including adjustments to the applicable interest rate. As of June 30, 2020, based on the amendments to our Facility and December 2015 Term Loan that we expect to close within the next week, as discussed in "COVID-19," management believes the Company would be in compliance with all covenants of its unsecured debt.
The total balance of mortgages was approximately $1.1 billion as of June 30, 2020. At June 30, 2020, certain of our consolidated subsidiaries were the borrowers under 20 non-recourse loans and two full-recourse loans secured by mortgages encumbering 24 properties, including one separate pool of cross-defaulted and cross-collateralized mortgages encumbering a total of four properties. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt instruments contain financial and other non-financial covenants which are specific to the properties which serve as collateral for that debt. If the borrower fails to comply with these covenants, the lender could accelerate the maturity for the debt and enforce its right against their collateral. Our existing non-recourse mortgage loans generally prohibit our subsidiaries that are borrowers thereunder from incurring additional indebtedness, subject to certain customary and limited exceptions. In addition, certain of these instruments limit the ability of the applicable borrower's parent entity from incurring mezzanine indebtedness unless certain conditions are satisfied, including compliance with maximum loan to value ratio and minimum debt service coverage ratio tests. Further, under certain of these existing agreements, if certain cash flow levels in respect of the applicable mortgaged property (as described in the applicable agreement) are not maintained for at least two consecutive quarters, the lender could accelerate the maturity for the debt and enforce its right against its collateral.
On May 26, 2020, we received a notice of default letter, dated May 14, 2020, from the special servicer to the borrower, a consolidated subsidiary of WPG L.P., concerning the $40.9 million mortgage loan secured by Port Charlotte Town Center, located in Port Charlotte, Florida. The notice was issued by the special servicer because the borrower elected to not pay the May 2020 mortgage payment due to disruption caused by COVID-19. The borrower has initiated short-term forbearance discussions with the special servicer regarding this non-recourse loan in an effort to cure the default. The Company continues to manage and lease the property.
On May 22, 2020, we received a notice of default letter, dated May 21, 2020, from the special servicer to the borrower, a consolidated subsidiary of WPG L.P., concerning the $47.3 million mortgage loan secured by Lincolnwood Town Center, located in Lincolnwood, Illinois. The notice was issued by the special servicer because the borrower elected to not pay the May 2020 mortgage payment due to disruption caused by COVID-19. The borrower has initiated short-term forbearance discussions with the special servicer regarding this non-recourse loan in an effort to cure the default. The Company continues to manage and lease the property.
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
At June 30, 2020, management believes the applicable borrowers under our other non-recourse mortgage loans were in compliance with all covenants where non-compliance could individually, or giving effect to applicable cross-default provisions in the aggregate, have a material adverse effect on our financial condition, results of operations or cash flows.

Summary of Financing
Our consolidated debt and the effective weighted average interest rates as of June 30, 2020 and December 31, 2019, consisted of the following (dollars in thousands):

	June 30, 2020	Weighted Average Interest Rate	December 31, 2019	Weighted Average Interest Rate
Fixed-rate debt, face amount (1)	$2,442,033	5.43%	$2,712,304	5.17%
Variable-rate debt, face amount	812,000	2.04%	372,000	3.73%
Total face amount of debt	3,254,033	4.58%	3,084,304	5.00%
Note discount	(7,111)		(7,864)
Fair value adjustments, net	2,312		3,463
Debt issuance costs, net	(15,907)		(18,341)
Total carrying value of debt	$3,233,327		$3,061,562
(1) Includes variable rate debt whose interest rates have been fixed via swap agreements.
Contractual Obligations
The following table summarizes the material aspects of the Company's future obligations for consolidated entities as of June 30, 2020, for the remainder of 2020 and for subsequent years thereafter assuming the obligations remain outstanding through maturities noted below (in thousands):

	2020	2021 - 2022	2023 - 2024	Thereafter	Total
Long term debt(1)	$50,507	$1,446,229	$1,390,559	$390,133	$3,277,428
Interest payments(2)	68,931	255,705	136,440	291,405	752,481
Distributions(3)	3,568	—	—	—	3,568
Ground rent/operating leases(4)	1,105	4,321	2,470	20,378	28,274
Purchase/tenant obligations(5)	67,549	67,549	—	—	135,098
Total	$191,660	$1,773,804	$1,529,469	$701,916	$4,196,849
(1) Represents principal maturities only and therefore excludes net fair value adjustments of $2,312, debt issuance costs of $(15,907) and note discount of $(7,111) as of June 30, 2020. The principal maturities reflect any available extension options within the control of the Company. Additionally, includes the difference between our carrying value of the financial liability of $85.9 million and the repurchase option payment of $109.3 million related to our failed sale and leaseback transaction (see "Financing and Debt - Corporate Debt" for additional details).
(2) Variable rate interest payments are estimated based on the LIBOR rate at June 30, 2020.
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

The following table summarizes the material aspects of the Company's proportionate share of future obligations for unconsolidated entities as of June 30, 2020, for the remainder of 2020 and for subsequent years thereafter assuming the obligations remain outstanding through maturities noted below (in thousands):

	2020	2021 - 2022	2023 - 2024	Thereafter	Total
Long term debt(1)	$5,618	$48,354	$21,374	$541,178	$616,524
Interest payments(2)	15,779	47,984	44,393	22,652	130,808
Ground rent/operating leases(3)	1,992	8,058	8,470	185,327	203,847
Purchase/tenant obligations(4)	16,054	16,054	—	—	32,108
Total	$39,443	$120,450	$74,237	$749,157	$983,287
(1) Represents principal maturities only and therefore excludes net fair value adjustments of $3,414 and debt issuance costs of $(2,102) as of June 30, 2020. In addition, the principal maturities reflect any available extension options.
(2) Variable rate interest payments are estimated based on the LIBOR rate at June 30, 2020.
(3) Represents minimum future lease payments due through the end of the initial lease term under executed leases.
(4) Includes amounts due under executed leases and commitments to vendors for development and other matters.
Off-Balance Sheet Arrangements
Off-balance sheet arrangements consist primarily of investments in joint ventures which are common in the real estate industry. Joint ventures typically fund their cash needs through secured debt financings obtained by and in the name of the joint venture entity. The joint venture debt is secured by a first mortgage, is without recourse to the joint venture partners, and does not represent a liability of the partners, except to the extent the partners or their affiliates expressly guarantee the joint venture debt. As of June 30, 2020, there were no guarantees of joint venture related mortgage indebtedness. In addition to obligations under mortgage indebtedness, our joint ventures have obligations under ground leases and purchase/tenant obligations. Our share of obligations under joint venture debt, ground leases and purchase/tenant obligations is quantified in the unconsolidated entities table within "Contractual Obligations" above. WPG may elect to fund cash needs of a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans, although such fundings are not required contractually or otherwise.
Equity Activity
Exchange Rights
Subject to the terms of the limited partnership agreement of WPG L.P., limited partners in WPG L.P. have, at their option, the right to exchange all or any portion of their units for shares of WPG Inc. common stock on a one‑for‑one basis or cash, as determined by WPG Inc. Therefore, the common units held by limited partners are considered by WPG Inc. to be share equivalents and classified as noncontrolling interests within permanent equity, and classified by WPG L.P. as permanent equity. The amount of cash to be paid if the exchange right is exercised and the cash option is selected will be based on the market value of WPG Inc.'s common stock as determined pursuant to the terms of the WPG L.P. Partnership Agreement. At June 30, 2020, WPG Inc. had reserved 34,479,892 shares of common stock for possible issuance upon the exchange of units held by WPG L.P. limited partners.
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
The following is a summary by type of the awards that the Company issued during the six months ended June 30, 2020 and June 30, 2019 under the 2014 Plan and 2019 Plan.

Annual Long-Term Incentive Awards
During the six months ended June 30, 2020 and 2019, the Company approved the terms and conditions of the 2020 and 2019 annual awards (the "2020 Annual Long-Term Incentive Awards" and "2019 Long-Term Incentive Awards," respectively) for certain executive officers and employees of the Company. Under the terms of the awards program, each participant is provided the opportunity to receive (i) time-based RSUs and (ii) performance-based stock units ("PSUs"). RSUs represent a contingent right to receive one WPG Inc. common share for each vested RSU. RSUs will vest in one-third installments on each annual anniversary of the respective Grant Date (as referenced below), subject to the participant's continued employment with the Company through each vesting date and the participant's continued compliance with certain applicable covenants. During the service period, dividend equivalents will be paid in cash accruals or under some circumstances, common shares, with respect to the RSUs corresponding to the amount of any dividends paid by the Company to the Company's common shareholders for the applicable dividend payment dates. Compensation expense is recognized on a straight-line basis over the three year vesting term. Actual PSUs earned may range from 0%-150% of the PSUs allocated to the award recipient, based on the Company's total shareholder return ("TSR") compared to a peer group based on companies with similar assets and revenue over a three-year performance period that commenced on the respective Grant Date (as referenced below). During the performance period, dividend equivalents corresponding to the amount of any regular cash dividends paid by the Company to the Company’s common shareholders for the applicable dividend payment dates will accrue and be deemed reinvested in additional PSUs, which will be settled in common shares at the same time and only to the extent that the underlying PSU is earned and settled in common shares. Payout of the PSUs is also subject to the participant’s continued employment with the Company through the end of the performance period. The PSUs were valued through the use of a Monte Carlo model and the related compensation expense is recognized over the three-year performance period.
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
During the six months ended June 30, 2020, the performance period related to PSUs awarded in conjunction with the 2017 annual award ended. There was no payout as the Company's TSR rank did not exceed the minimum required threshold for payout and 262,787 PSUs were forfeited.
WPG Restricted Stock Units
During the six months ended June 30, 2020 and 2019, the Company awarded 1,231,188 RSUs, with a grant date fair value of $0.8 million, and 331,792 RSUs, with a grant-date fair value of $1.5 million, respectively, to certain employees and non-employee members of the Board. The RSUs are service-based awards and the related fair value is expensed over the applicable service periods, except in instances that result in accelerated vesting due to severance arrangements or retirement of Board members.
Stock Options
During the six months ended June 30, 2020, no stock options were granted to employees, no stock options were exercised by employees and 31,434 stock options were canceled, forfeited or expired. As of June 30, 2020, there were 569,855 stock options outstanding. During the six months ended June 30, 2019, no stock options were granted to employees, 391 stock options were exercised by employees and 52,152 stock options were canceled, forfeited or expired.
Share Award Related Compensation Expense
During the three and six months ended June 30, 2020, the Company recorded compensation expense pertaining to the awards granted of $1.9 million and $3.8 million, respectively, in general and administrative and property operating expense within the consolidated statements of operations and comprehensive loss. During the three and six months ended June 30, 2019, the Company recorded compensation expense pertaining to the awards granted of $2.0 million and $3.8 million, respectively, in general and administrative and property operating expense within the consolidated statements of operations and comprehensive loss. In certain instances, employment agreements and stock compensation programs provide for accelerated vesting when executives are terminated without cause. Additionally, the Committee may, in its discretion, accelerate the vesting for retiring Board members.

Distributions
For the three months ended June 30, 2020, no common share/unit dividends were declared by the Board as common share/unit dividends were suspended in response to the COVID-19 pandemic. For the six months ended June 30, 2020, the Board declared common share/unit dividends of $0.125. During the three and six months ended June 30, 2019, the Board declared common share/unit dividends of $0.25 and $0.50 per common share/unit, respectively.
Reverse Share Split
On August 6, 2020, the Board authorized a one-for-nine reverse share split of the Company’s common shares and WPG L.P. operating units, subject to shareholder approval. Upon shareholder approval and as a result of the reverse share split, each nine shares of the Company's issued and outstanding common shares/units will be automatically combined and converted into one issued and outstanding common share/unit. The Company plans to hold a special meeting of shareholders to vote on the recommendation before the end of 2020. The implementation of the reverse share split is intended to increase the per share trading price of the Company’s common shares in order to satisfy the continued listing criteria set forth in Section 802.01C of the Listed Company Manual of the New York Stock Exchange and cure the noncompliance notification received by the Company on April 28, 2020.
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
Acquisitions.    We pursue the acquisition of properties that meet our strategic criteria. No acquisitions were completed during the six months ended June 30, 2020.
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
During the six months ended June 30, 2020, we completed the sale of 2 outparcels to Four Corners. The allocated purchase price was $2.0 million (see details under "Overview - Basis of Presentation - Four Corners Outparcel Sales").
Additionally, during the six months ended June 30, 2020, the Company sold certain undeveloped and developed land parcels for an aggregate purchase price of $2.4 million.
In connection with the sales noted above, the Company recorded net gains of $0.4 million and $27.2 million for the three and six months ended June 30, 2020, respectively, which are included in gain on disposition of interests in properties, net in the consolidated statements of operations and comprehensive loss. The net proceeds were used to fund ongoing redevelopment efforts and for general corporate purposes.
Development Activity
New Development, Expansions and Redevelopments.  We routinely incur costs related to construction for significant redevelopment and expansion projects at our properties. Prior to the COVID-19 pandemic, we planned to invest approximately $90 million to $110 million for our pro-rata share of development costs for fiscal year 2020. While we maintain our commitment to complete our redevelopment projects, we have deferred some of the capital spend to 2021 as some of our retailers plan to open later than originally planned. We now anticipate our share of development costs to be approximately $50 million for the remainder of fiscal year 2020. Our estimated stabilized return or yield, on invested capital typically ranges in the high single digits.

We have identified 30 department stores (Sears, The Bon-Ton Stores, and one former Belk store) in our Tier 1 and open air portfolio that we plan to redevelop and we are actively working on repositioning. Of these locations, two are operating Sears locations, resulting in 28 that we can currently develop. At the end of the second quarter 2020, 18 of these former department store locations have been addressed with signed letters of intent (LOIs), fully executed leases, or replacement tenant openings. Many projects are actively under construction and three replacement stores opened in 2019. Three additional replacement tenants opened recently, one each in April, June and July of 2020. These former department store locations represent an opportunity to enhance the experience at the property by bringing in offerings such as dining, grocery, entertainment, home furnishings, and mixed-use components as well as dynamic retail offerings. These stores are in our Tier 1 and open air properties and exclude department stores that are owned by third parties, such as Seritage. With $50 million already incurred as of the end of 2019, we plan to spend up to an additional $300 million over the next three to four years to complete the redevelopment of these former department stores. The progress on some of these repositioning projects are discussed below:
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
•At The Mall at Fairfield Commons, in Beavercreek, Ohio, the Sears store closed in December 2018. We have repositioned the former department store with a Morris Home Furniture and a first to market Round 1 Entertainment. Morris Home Furniture opened in June 2020, and occupies the upper level and Round 1 Entertainment opened in November 2019 and occupies the lower level.
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
•Dillard’s has agreed to open and/or expand within two Tier 1 assets. Mesa Mall, located in Grand Junction, Colorado, will receive a newly constructed Dillard’s which will be their first location within the catchment area and will replace Sears, which formerly occupied the site. The store at Mesa Mall is expected to open in the fall of 2021. In addition, Dillard’s added a second location within Southgate Mall, replacing a former Herberger’s (former Bon-Ton, Inc. Stores) further illustrating robust demand within the catchment area. The Dillard’s store at Southgate Mall opened in June 2019. Our combined investment in these two department store repositioning efforts is expected to be approximately $8 million.
•At Morgantown Mall in Morgantown, West Virginia, we added a 70,000 square foot Dunham’s Sports store, which opened in April 2020, to replace a former Elder-Beerman (former Bon-Ton, Inc. Stores). In addition, at Morgantown Mall, WVU Medicine repurposed the former Sears location as a logistics, distribution and fulfillment center serving the broader WVU Medicine network, and opened in July 2020. Finally, we have plans to add an Ollie's Bargain Outlet and entertainment user in the former Belk location and are working on the final lease negotiations with the entertainment user.
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

•At The Mall at Johnson City in Johnson City, Tennessee, we plan to replace the former Sears with a first-to-market Home Goods. We proactively negotiated an early termination with Sears in January 2020 to gain control to bring this tenant to the market. We are also adding a new multi-tenant building in the location of the former Sears Auto Center to add new dining options including Chipotle Mexican Grill and Chicken Salad Chick. In addition to these new retail additions, we will complete an extensive renovation of the property.
We continue construction on the final phase of Fairfield Town Center, located in the Houston, Texas metropolitan area. This final phase will add an additional 130,000 square feet of new GLA to accommodate strong demand, resulting in close to 500,000 square feet of GLA upon completion. Leasing for this new phase is over 97% committed, including deals with a national theater and a national value fashion apparel retailer. The estimated investment in this development will be approximately $28 million, and we expect tenants to begin opening in late 2020 and throughout 2021.
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
At Dayton Mall in Dayton, Ohio, Ross Dress for Less opened in October of 2019 and replaced a former hhgregg store and Morris Furniture recently opened in a newly combined larger store from previous small shop space. Additionally, during the fourth quarter of 2019, we purchased the former Elder-Beerman store from a third party in order to gain control of the redevelopment. Our plans involve adding new uses to the center to compliment the strong retail offerings at the property.
Capital Expenditures
The following table summarizes total consolidated capital expenditures on a cash basis for the six months ended June 30, 2020 (in thousands):

Redevelopments and expansions	$70,245
Tenant allowances	10,528
Operational capital expenditures	11,018
Total(1)	$91,791
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

The following schedule reconciles total FFO to net loss for the three and six months ended June 30, 2020 and 2019 (in thousands, except share/unit amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(93,413)	$(16,880)	$(85,853)	$(19,443)
Less: Preferred dividends and distributions on preferred operating partnership units	(3,568)	(3,568)	(7,136)	(7,136)
Adjustments to Arrive at FFO:
Real estate depreciation and amortization, including joint venture impact	63,732	81,691	133,501	157,905
Impairment loss, including (gain) on disposition of interests in properties, net	23,817	—	(293)	—
FFO of the Operating Partnership (1)	(9,432)	61,243	40,219	131,326
FFO allocable to limited partners	(1,467)	9,529	6,258	20,433
FFO allocable to common shareholders/unitholders	$(7,965)	$51,714	$33,961	$110,893

Diluted loss per share/unit	$(0.43)	$(0.09)	$(0.41)	$(0.12)
Adjustments to arrive at FFO per share/unit:
Real estate depreciation and amortization, including joint venture impact	0.28	0.36	0.59	0.71
Impairment loss, including (gain) on disposition of interests in properties, net	0.11	0.00	0.00	0.00
Diluted FFO per share/unit	$(0.04)	$0.27	$0.18	$0.59

Weighted average shares outstanding - basic	190,541,074	188,486,685	189,842,197	188,285,604
Weighted average limited partnership units outstanding	34,485,545	34,752,540	34,539,716	34,741,867
Weighted average additional dilutive securities outstanding (2)	—	—	—	12,790
Weighted average shares/units outstanding - diluted	225,026,619	223,239,225	224,381,913	223,040,261

(1)
FFO of the operating partnership decreased $91.1 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. During the six months ended June 30, 2020, comparable NOI, inclusive of sold centers, decreased $56.6 million, which can be primarily attributed to the economic impact of the COVID-19 pandemic. Additionally, during the quarter ended June 30, 2020 we recorded an $11.2 million impairment on a note receivable that related to seller bridge financing that the Company provided in connection with a failed sale-leaseback transaction that occurred during the fourth quarter of 2019. Also, we received $17.5 million less in FFO from the sale of outparcels and properties when comparing the six months ending June 30, 2020 to 2019. Lastly, we experienced a decrease of $4.9 million in mark-to-market lease revenue, fee income, and lease termination income.

(2)
The weighted average additional dilutive securities for the six months ended June 30, 2019 are excluded for purposes of calculating diluted loss per share/unit because their effect would have been anti-dilutive.

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
The following schedule reconciles comparable NOI for our Tier 1 and open air properties to net loss and presents comparable NOI percent change for the three and six months ended June 30, 2020 and 2019 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(93,413)	$(16,880)	$(85,853)	$(19,443)
Loss from unconsolidated entities	4,754	1,713	5,786	1,761
Income and other taxes	593	229	(24)	585
Impairment on note receivable	11,237	—	11,237	—
Gain on disposition of interests in properties, net	(437)	(6,241)	(27,192)	(16,231)
Interest expense, net	37,445	39,143	76,080	75,973
Operating (loss) income	(39,821)	17,964	(19,966)	42,645

Depreciation and amortization	55,380	71,816	115,084	138,194
Impairment loss	23,800	—	25,119	—
General and administrative	11,350	13,124	23,614	27,249
Fee income	(1,230)	(2,680)	(3,417)	(5,427)
Management fee allocation	36	80	36	84
Pro-rata share of unconsolidated joint ventures in comp NOI	10,577	17,372	27,979	34,824
Property allocated corporate expense	4,192	4,209	8,947	8,333
Non-comparable properties and other (1)	1,221	(248)	1,221	(1,214)
NOI from sold properties	(28)	(1,295)	(75)	(1,700)
Termination income	(27)	(626)	(106)	(1,412)
Straight-line rents	(128)	(1,165)	1,493	(1,907)
Ground lease adjustments for straight-line and fair market value	5	5	10	10
Fair market value and inducement adjustments to base rents	(1,647)	(1,487)	(2,631)	(4,387)
Less: Tier 2 and noncore properties (2)	(4,661)	(10,522)	(14,904)	(22,212)

Comparable NOI - Tier 1 and open air properties	$59,019	$106,547	$162,404	$213,080
Comparable NOI percentage change - Tier 1 and open air properties	(44.6)%		(23.8)%

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
We are exposed to market risk from changes in interest rates, primarily LIBOR. We seek to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs by closely monitoring our variable rate debt and converting such debt to fixed rates when we deem such conversion advantageous. From time to time, we may enter into interest rate swap agreements or other interest rate hedging contracts. While these agreements are intended to lessen the impact of rising interest rates, they also expose us to the risks that the other parties to the agreements will not perform, we could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly effective cash flow hedges under GAAP guidance. As of June 30, 2020, $812.0 million (excluding debt issuance costs of $5.1 million) of our aggregate consolidated indebtedness (25.6% of total consolidated indebtedness) was subject to variable interest rates, excluding amounts outstanding under variable rate loans that have been hedged to fixed interest rates.
If LIBOR rates of interest on our variable rate debt fluctuated, our future earnings and cash flows would be impacted, depending upon the current LIBOR rates and the existence of any derivative contracts currently in effect.  Based upon our variable rate debt balance as of June 30, 2020, a 50 basis point increase in LIBOR rates would result in a decrease in earnings and cash flow of $4.1 million annually and a 50 basis point decrease in LIBOR rates (or to 0% for LIBOR rates that are below 0.50%) would result in an increase in earnings and cash flow of $1.3 million annually.  This assumes that the amount outstanding under our variable rate debt remains at $812.0 million, the balance as of June 30, 2020.

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
Changes in Internal Control Over Financial Reporting.  There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Changes in Internal Control Over Financial Reporting.  There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The COVID-19 global pandemic has caused a significant disruption in non-essential retail commerce and may have a material adverse impact upon the Company’s financial condition and results of operations.
During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of COVID-19. The pandemic has significantly impacted the economic conditions in the United States, with accelerated effects since March 2020, as federal, state and local governments react to the public health crisis, creating significant uncertainties in the United States economy. During our second 2020 fiscal quarter, in the interest of public health and safety, jurisdictions (national, state and local) where our shopping centers are located, required mandatory closures, capacity limitations or other restrictions for those that continue to operate which impacted our tenants' ability to operate as well as pay rent and other related lease charges or otherwise fulfill the obligations of their respective leases. As a result of these developments, the Company expects a material adverse impact on its revenues, results of operations and cash flows for the year ending December 31, 2020 despite the fact that as of the filing date of this Form 10-Q, the majority of our enclosed retail properties were open in some capacity and our open air properties operated throughout much of the period of mandatory closures to extent permitted by applicable law. However, this situation is ever evolving and additional impacts to the business may arise of which we are not currently aware. We cannot predict whether, when or the manner in which the conditions surrounding COVID-19 will change including the timing of lifting any restrictions or relaxation of closure requirements, when our enclosed shopping centers and tenants will reopen at full capacity, and when shoppers will fully re-engage with our brand.
In addition to the impacts and uncertainties listed above, the outbreak of COVID-19 has caused the Company to significantly modify and alter the working environment and practices of its employees at its corporate offices and properties which could adversely impact the efficiency and effectiveness of the Company’s personnel in managing and operating its properties as well as completing other operating and administrative functions that are important to its business. Continued efforts by large numbers of the Company’s employees to work extensively and, in some cases, exclusive remotely could also expose the Company to additional risks, such as increased cybersecurity risk.
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

The existence and persistence of the COVID-19 pandemic and related mitigation efforts have resulted in travel restrictions and plant shutdowns, all of which have impacted, and could continue to impact, our tenants’ supply chains and, ultimately, retail product availability. State and local stay at home orders, occupancy restrictions, masking/face covering requirements and social distancing as a result of the COVID-19 outbreak have impacted and continue to impact customer traffic at our properties. Even though such orders have been lifted in places, customer traffic may continue to be adversely impacted. The COVID-19 outbreak has resulted in property shutdowns, and may result in additional shutdowns of our retail properties, particularly in certain geographies reporting increasing diagnoses of the virus or related illnesses. The extent of the outbreak and its impact on our tenants and our operations is uncertain, but a prolonged outbreak as well as related mitigation efforts could continue to have a material impact on our revenues and could materially and adversely affect our business, results of operations and financial condition.
As a result of these and other economic and market-based factors, our tenants might be unable to pay their existing minimum rents or pay landlord recovery charges. Because substantially all of our income is derived from rentals of commercial real property, our income and cash flow would be adversely affected if a significant number of tenants are unable to meet their obligations or their revenues decline, especially if they were tenants with a significant number of locations within our portfolio. Some of our tenants have not re-opened after the closure restrictions were lifted and operating limitations eased, which will likely have a material impact on occupancy at our properties which could result in an increase in the number of co-tenancy claims because required occupancy thresholds were not satisfied. Additionally, a further or continued decrease in retail demand could make it difficult for us to renew or re-lease our properties at lease rates equal to or above historical rates.
Many of the Company’s properties depend on anchor stores or major tenants to attract shoppers and drive customer traffic and the existence and persistence of the COVID-19 pandemic and related mitigation efforts could adversely impact in a material way the viability of a respective center or property as well as its tenants.
Our open air properties and enclosed retail properties are typically anchored by department stores and other large nationally or regionally recognized tenants. The existence and persistence of the COVID-19 pandemic and related mitigation efforts may result in department store or major tenant closing or reducing operations for a significant period of time which might result in decreased customer traffic, which could lead to decreased sales at our properties and adversely impact our ability to successfully execute our leasing strategy and operational objectives. Department store or major tenants may seek, and have sought, concessions from us for paying lease charges as a result of such mandatory closures or reduced hours. There are no assurances that customer traffic will return as high as pre-COVID-19 rates.
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
Because the Company derives almost all of our income from rental payments and other tenant charges, our cash available for distribution would be adversely affected if a significant number of our tenants were unable to meet their obligations to us, or if we were unable to lease vacant space in our properties on economically favorable terms. One or more of our tenants may seek the protection of the federal bankruptcy laws, or similar proceedings on the state level or in a foreign jurisdiction, as a result of the prolonged impact of the COVID-19 pandemic which could result in the termination of its lease causing a reduction in our cash available for distribution. Furthermore, certain of our tenants, including anchor tenants, hold the right under their lease(s) to terminate their lease(s) or reduce their rental rate if certain occupancy conditions are not met, if certain anchor tenants close, if certain sales levels or profit margins are not achieved, or if an exclusive use provision is violated, which all could be triggered in the event of one or more tenant bankruptcies. A significant increase in the number of tenant bankruptcies, particularly amongst anchor tenants, may make it more difficult for us to lease the remainder of the property or properties in which the bankrupt tenant operates and adversely impact our ability to successfully execute our re-leasing strategy.
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
The outbreak of the COVID-19 pandemic resulted in the sustained closure of our centers as well as the cessation of the operations of certain of our tenants which caused a reduction in our revenues due to the impaired financial stability of our tenants and ultimately our cash flows for many of our centers as well as other sources of income generated by our properties. In addition to reduced revenues generated by our centers as a result of the COVID-19 outbreak, our ability to obtain sufficient financing in the future for such properties may be impaired as well as our ability in the future to lease or re-lease centers as a result of worsening market and economic conditions produced by the persistence of the COVID-19 pandemic. The worsening of estimated future cash flows due to a change in our plans, policies, or views of market and economic conditions as it relates to one or more of our properties adversely impacted by the COVID-19 outbreak as well as its persistence could result in the recognition of substantial impairment charges imposed on our assets which could adversely impact our financial results.
The existence and persistence of the COVID-19 pandemic and related mitigation efforts may promote prolonged instability or volatility in the U.S. economy that may adversely impact consumer spending and therefore our operating results.
A sustained downturn in the U.S. economy and reduced consumer spending as well as consumer activity at brick-and-mortar commercial establishments due to the prolonged existence, persistence and threat of the COVID-19 pandemic could impose a prolonged economic recession in the U.S. which could impact our tenants’ ability to meet their lease obligations due to poor operating results, lack of liquidity or other reasons and therefore decrease the revenue generated by our properties or the value of our properties. Our ability to lease space and negotiate and maintain favorable rents could also be negatively impacted by a prolonged recession in the U.S. economy. Moreover, the demand for leasing space in our existing shopping centers as well as our redevelopment properties could also substantially decline during a significant downturn in the U.S. economy which could result in a decline in our occupancy percentage and reduction in rental revenues.

The existence and persistence of the COVID-19 pandemic could result in further significant reduction of our workforce due to continued mitigation efforts, medically related absences or quarantines.
The Company’s workforce is maintained at two corporate offices and at certain of its shopping centers. Reductions in personnel either due to budgetary reasons or further mitigation efforts in response to the existence and persistence of the COVID-19 pandemic would hamper the Company’s ability to effectively achieve its fiscal, operational, and strategic objectives. Certain of the Company’s personnel, including its executive officers, have substantial experience in owning, operating, managing, acquiring and developing shopping centers. The Company’s success depends in large part upon the efforts of these executives and other personnel, and we cannot guarantee that they will remain with us throughout this pandemic. The Company already reduced approximately 20% of its workforce for budgetary reasons related to the COVID-19 pandemic and, although some personnel have since been rehired, the loss of key management personnel in leasing, finance, legal, construction, development, or operations could have a negative impact on the Company’s operations. In addition, except for isolated examples amongst our senior executive personnel, there are generally no restrictions on the ability of terminated personnel to compete with us after the termination of their employment.
The continuing spread of COVID-19 may have a material adverse effect on our ability to make distributions to our common shareholders.
The impact of the COVID-19 pandemic on the U.S. and world economies is uncertain and could result in a prolonged world-wide economic downturn that may lead to corporate bankruptcies in the most affected industries and an increase in unemployment. As a result of the real estate assets in our real estate portfolio being comprised entirely of retail properties located in the United States, the COVID-19 pandemic will impact our tenants’ ability to pay rent, and therefore impact the income received by us, to the extent that its continued spread within the United States reduces occupancy, decreases customer traffic or results in quarantines where our properties are located, increases the cost of operation, results in reduced hours or necessitates the further closure or re-closure of our properties. Since the onset of the COVID-19 pandemic, certain owners of shopping center properties located in the United States have announced temporary closures of such properties and even re-closures of properties as a result of the persistence of the COVID-19 pandemic. During a portion of our second 2020 fiscal quarter, our enclosed shopping centers were required to close and, upon reopening, then operated at reduced hours and enforced occupancy restrictions which materially impacted our revenues and adversely affect our results of operations and financial condition. Additionally, customer traffic at our properties has been reduced because of COVID-19 related concerns.
As a result of the adverse impact of the COVID-19 pandemic on the Company’s fiscal condition and in an effort to preserve its cash position, the Company announced in April 2020 the temporary suspension of its quarterly common share and operating partnership unit cash dividend for the remainder of 2020 (with a potential true up of the fourth quarter 2020 dividend payment in 2021 in order to comply with the Company's REIT taxable income distribution requirements). The extent to which COVID-19 further impacts our income, our expenses and ability to pay distributions to our common shareholders and unitholders of WPG’s affiliate will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the pandemic, new information that may emerge concerning the severity of the COVID-19 pandemic, consumer acceptance of the safety of retail center shopping and the actions taken to contain COVID-19 or treat its impact, among others.
The continuing spread of COVID-19 may have a material adverse effect on our ability to maintain compliance with our debt covenants and, under certain circumstances, remain a going concern.
As a result of the related events due to the COVID-19 pandemic, we may experience a material adverse effect on our income and expenses. COVID-19’s impact on our income and expenses may also impact our ability to maintain compliance with our credit facility and bond covenants. We are engaged in discussions with our unsecured creditors and based upon these discussions we believe, to the extent that the impact of COVID-19 results in potential non-compliance with financial covenants, it is probable that we will remain compliant with such covenants through some combination of waivers, modifications or other amendments to the related agreements. However, no assurances can be made in this regard, and if we are unable to agree on the terms of such waivers and changes, this could create substantial doubt about our ability to continue as a going concern through August 10, 2021.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3.    Defaults Upon Senior Securities
Not applicable.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.    Other Information
Not applicable.

Item 6.    Exhibits

Exhibit Number	Exhibit Descriptions
10.1+	Form of Non-Employee Director Restricted Stock Unit Award Agreement (June 2020 Awards).
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

Date:	August 10, 2020	By:	/s/ Mark E. Yale
Mark E. Yale Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	August 10, 2020	By:	/s/ Melissa A. Indest
Melissa A. Indest Executive Vice President, Finance and Chief Accounting Officer (Principal Accounting Officer)