Form 10-Q
period 2020-09-30
WASHINGTON PRIME GROUP INC.; Washington Prime Group, L.P.
filed 2020-11-06
CIK 1594686, 1610911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020

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

Washington Prime Group Inc. Yes ☐  No ☒ Washington Prime Group, L.P. Yes ☐  No ☒

As of November 5, 2020, Washington Prime Group Inc. had 187,434,835 shares of common stock outstanding. Washington Prime Group, L.P. has no publicly traded equity and no common stock outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarter ended September 30, 2020 of Washington Prime Group® Inc. and Washington Prime Group®, L.P. Unless stated otherwise or the context requires otherwise, references to "WPG Inc." mean Washington Prime Group® Inc., an Indiana corporation, and references to "WPG L.P." mean Washington Prime Group®, L.P., an Indiana limited partnership, and its consolidated subsidiaries, in cases where it is important to distinguish between WPG Inc. and WPG L.P. We use the terms "WPG," the "Company," "we," "us," and "our" to refer to WPG Inc., WPG L.P., and entities in which WPG Inc. or WPG L.P. (or any affiliate) has a material interest on a consolidated basis, unless the context indicates otherwise.

WPG Inc. operates as a self-managed and self-administered real estate investment trust (“REIT”). WPG Inc. owns properties and conducts operations through WPG L.P., of which WPG Inc. is the sole general partner and of which it held approximately 84.7% of the partnership interests ("OP units") at September 30, 2020. The remaining OP units are owned by various limited partners. As the sole general partner of WPG L.P., WPG Inc. has the exclusive and complete responsibility for WPG L.P.’s day-to-day management and control. Management operates WPG Inc. and WPG L.P. as one enterprise. The management of WPG Inc. consists of the same persons who direct the management of WPG L.P. As general partner with control of WPG L.P., WPG Inc. consolidates WPG L.P. for financial reporting purposes, and WPG Inc. does not have significant assets other than its investment in WPG L.P. Therefore, the assets and liabilities of WPG Inc. and WPG L.P. are substantially the same on their respective consolidated financial statements and the disclosures of WPG Inc. and WPG L.P. also are substantially similar.
The Company believes, therefore, that the combination into a single report of the quarterly reports on Form 10-Q of WPG Inc. and WPG L.P. provides the following benefits:
•enhances investors' understanding of the operations of WPG Inc. and WPG L.P. by enabling investors to view the business as a whole in the same manner as management views and operates the business;
•eliminates duplicative disclosure and provides a more streamlined and readable presentation since a substantial portion of the disclosure applies to both WPG Inc. and WPG L.P.; and
•creates time and cost efficiencies through the preparation of one set of disclosures instead of two separate sets of disclosures.
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

WASHINGTON PRIME GROUP INC. AND WASHINGTON PRIME GROUP, L.P.
FORM 10-Q

PART I
FINANCIAL INFORMATION

Item 1.Financial Statements
Washington Prime Group Inc.
Unaudited Consolidated Balance Sheets
(dollars in thousands, except share and par value amounts)

	September 30, 2020	December 31, 2019
ASSETS:
Investment properties at cost	$5,955,603	$5,902,406
Less: accumulated depreciation	2,499,937	2,397,736
	3,455,666	3,504,670
Cash and cash equivalents	95,328	41,421
Tenant receivables and accrued revenue, net	119,472	82,762
Investment in and advances to unconsolidated entities, at equity	411,923	417,092
Deferred costs and other assets	135,182	205,034
Total assets	$4,217,571	$4,250,979
LIABILITIES:
Mortgage notes payable	$1,104,800	$1,115,608
Notes payable	709,785	957,566
Term loans	683,475	686,642
Revolving credit facility	641,874	204,145
Other indebtedness	86,062	97,601
Accounts payable, accrued expenses, intangibles, and deferred revenues	257,252	260,904
Distributions payable	3,323	3,252
Cash distributions and losses in unconsolidated entities, at equity	—	15,421
Total liabilities	3,486,571	3,341,139
Redeemable noncontrolling interests	3,265	3,265
EQUITY:
Stockholders' Equity:
Series H Cumulative Redeemable Preferred Stock, $0.0001 par value, 4,000,000 shares issued and outstanding as of September 30, 2020 and December 31, 2019	104,251	104,251
Series I Cumulative Redeemable Preferred Stock, $0.0001 par value, 3,800,000 shares issued and outstanding as of September 30, 2020 and December 31, 2019	98,325	98,325
Common stock, $0.0001 par value, 350,000,000 shares authorized; 187,434,835 and 186,884,276 issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	19	19
Capital in excess of par value	1,260,677	1,254,771
Accumulated deficit	(801,722)	(655,492)
Accumulated other comprehensive loss	(14,885)	(5,525)
Total stockholders' equity	646,665	796,349
Noncontrolling interests	81,070	110,226
Total equity	727,735	906,575
Total liabilities, redeemable noncontrolling interests and equity	$4,217,571	$4,250,979

The accompanying notes are an integral part of these statements.

Washington Prime Group Inc.
Unaudited Consolidated Statements of Operations and Comprehensive Loss
(dollars in thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
REVENUE:
Rental income	$120,138	$154,611	$363,421	$474,114
Other income	3,544	6,593	11,625	17,347
Total revenues	123,682	161,204	375,046	491,461
EXPENSES:
Property operating	36,067	39,007	101,456	114,868
Depreciation and amortization	58,063	70,948	173,147	209,142
Real estate taxes	19,611	19,014	58,300	61,006
Advertising and promotion	1,811	2,323	4,915	6,241
General and administrative	11,107	12,210	34,721	39,459
Ground rent	243	215	574	613
Impairment loss	1,067	28,936	26,186	28,936
Total operating expenses	127,969	172,653	399,299	460,265

Interest expense, net	(39,725)	(38,833)	(115,805)	(114,806)
Impairment on note receivable	—	—	(11,237)	—
Gain on disposition of interests in properties, net	1,620	9,825	28,812	26,056
Gain on extinguishment of debt, net	—	38,913	—	38,913
Income and other taxes	(154)	120	(130)	(465)
Loss from unconsolidated entities, net	(5,515)	(241)	(11,301)	(2,002)
NET LOSS	(48,061)	(1,665)	(133,914)	(21,108)
Net loss attributable to noncontrolling interests	(7,832)	(752)	(22,026)	(4,774)
NET LOSS ATTRIBUTABLE TO THE COMPANY	(40,229)	(913)	(111,888)	(16,334)
Less: Preferred share dividends	(3,508)	(3,508)	(10,524)	(10,524)
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(43,737)	$(4,421)	$(122,412)	$(26,858)

LOSS PER COMMON SHARE, BASIC & DILUTED	$(0.23)	$(0.02)	$(0.64)	$(0.14)

COMPREHENSIVE LOSS:
Net loss	$(48,061)	$(1,665)	$(133,914)	$(21,108)
Unrealized income (loss) on interest rate derivative instruments, net	3,451	(2,263)	(11,075)	(16,858)
Comprehensive loss	(44,610)	(3,928)	(144,989)	(37,966)
Comprehensive loss attributable to noncontrolling interests	(7,305)	(1,099)	(23,741)	(7,384)
Comprehensive loss attributable to common shareholders	$(37,305)	$(2,829)	$(121,248)	$(30,582)

The accompanying notes are an integral part of these statements.

Washington Prime Group Inc.
Unaudited Consolidated Statements of Cash Flows
(dollars in thousands)

	For the Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(133,914)	$(21,108)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization, including fair value rent, fair value debt, deferred financing costs and equity-based compensation	171,508	209,945
Gain on extinguishment of debt, net	—	(38,913)
Impairment on note receivable	11,237	—
Gain on disposition of interests in properties and outparcels, net	(28,812)	(26,056)
Impairment loss	26,186	28,936
Change in estimate of collectibility of rental income	52,448	5,884
Loss from unconsolidated entities, net	11,301	2,002
Distributions of income from unconsolidated entities	1,261	1,812
Changes in assets and liabilities:
Tenant receivables and accrued revenue, net	(85,714)	5,996
Deferred costs and other assets	(5,437)	(6,524)
Accounts payable, accrued expenses, deferred revenues and other liabilities	1,304	(24,059)
Net cash provided by operating activities	21,368	137,915
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net	(139,094)	(119,646)
Net proceeds from disposition of interests in properties and outparcels	20,051	33,237
Investments in unconsolidated entities	(9,834)	(13,837)
Distributions of capital from unconsolidated entities	2,409	21,730
Net cash used in investing activities	(126,468)	(78,516)
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to noncontrolling interest holders in properties	(51)	(66)
Redemption of limited partner units	(543)	(143)
Net proceeds from issuance of common shares, including common stock plans	—	1
Distributions on common and preferred shares/units	(38,764)	(178,148)
Proceeds from issuance of debt, net of transaction costs	492,732	503,442
Repayments of debt	(290,744)	(372,008)
Other financing activities	(1,932)	(150)
Net cash provided by (used in) financing activities	160,698	(47,072)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	55,598	12,327
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	75,475	61,084
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$131,073	$73,411

The accompanying notes are an integral part of these statements.

Washington Prime Group Inc.
Unaudited Consolidated Statements of Equity
(dollars in thousands, except per share/unit amounts)

	For the Three Months Ended September 30, 2020
	Preferred Series H	Preferred Series I	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Non- Controlling Interests	Total Equity	Redeemable Non-Controlling Interests
Balance, June 30, 2020	$104,251	$98,325	$19	$1,259,130	$(757,985)	$(17,809)	$685,931	$88,150	$774,081	$3,265
Other	—	—	—	(9)	—	—	(9)	—	(9)	—
Equity-based compensation	—	—	—	1,841	—	—	1,841	—	1,841	—
Adjustments to noncontrolling interests	—	—	—	(285)	—	—	(285)	285	—	—
Distributions declared on preferred shares	—	—	—	—	(3,508)	—	(3,508)	—	(3,508)	—
Other comprehensive income	—	—	—	—	—	2,924	2,924	527	3,451	—
Net loss, excluding $60 of distributions to preferred unitholders	—	—	—	—	(40,229)	—	(40,229)	(7,892)	(48,121)	—
Balance, September 30, 2020	$104,251	$98,325	$19	$1,260,677	$(801,722)	$(14,885)	$646,665	$81,070	$727,735	$3,265

	For the Nine Months Ended September 30, 2020
	Preferred Series H	Preferred Series I	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Non- Controlling Interests	Total Equity	Redeemable Non-Controlling Interests
Balance, December 31, 2019	$104,251	$98,325	$19	$1,254,771	$(655,492)	$(5,525)	$796,349	$110,226	$906,575	$3,265
Redemption of limited partner units	—	—	—	—	—	—	—	(543)	(543)	—
Other	—	—	—	(27)	—	—	(27)	—	(27)	—
Equity-based compensation	—	—	—	5,605	—	—	5,605	—	5,605	—
Adjustments to noncontrolling interests	—	—	—	328	—	—	328	(328)	—	—
Distributions on common shares/units ($0.125 per common share/unit)	—	—	—	—	(23,818)	—	(23,818)	(4,364)	(28,182)	—
Distributions declared on preferred shares	—	—	—	—	(10,524)	—	(10,524)	—	(10,524)	—
Other comprehensive loss	—	—	—	—	—	(9,360)	(9,360)	(1,715)	(11,075)	—
Net loss, excluding $180 of distributions to preferred unitholders	—	—	—	—	(111,888)	—	(111,888)	(22,206)	(134,094)	—
Balance, September 30, 2020	$104,251	$98,325	$19	$1,260,677	$(801,722)	$(14,885)	$646,665	$81,070	$727,735	$3,265
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

Washington Prime Group, L.P.
Unaudited Consolidated Balance Sheets
(dollars in thousands, except unit amounts)

	September 30, 2020	December 31, 2019
ASSETS:
Investment properties at cost	$5,955,603	$5,902,406
Less: accumulated depreciation	2,499,937	2,397,736
	3,455,666	3,504,670
Cash and cash equivalents	95,328	41,421
Tenant receivables and accrued revenue, net	119,472	82,762
Investment in and advances to unconsolidated entities, at equity	411,923	417,092
Deferred costs and other assets	135,182	205,034
Total assets	$4,217,571	$4,250,979
LIABILITIES:
Mortgage notes payable	$1,104,800	$1,115,608
Notes payable	709,785	957,566
Term loans	683,475	686,642
Revolving credit facility	641,874	204,145
Other indebtedness	86,062	97,601
Accounts payable, accrued expenses, intangibles, and deferred revenues	257,252	260,904
Distributions payable	3,323	3,252
Cash distributions and losses in unconsolidated entities, at equity	—	15,421
Total liabilities	3,486,571	3,341,139
Redeemable noncontrolling interests	3,265	3,265
EQUITY:
Partners' Equity:
General partner
Preferred equity, 7,800,000 units issued and outstanding as of September 30, 2020 and December 31, 2019	202,576	202,576
Common equity, 187,434,835 and 186,884,276 units issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	444,089	593,773
Total general partners' equity	646,665	796,349
Limited partners, 34,479,892 and 34,682,956 units issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	80,088	109,193
Total partners' equity	726,753	905,542
Noncontrolling interests	982	1,033
Total equity	727,735	906,575
Total liabilities, redeemable noncontrolling interests and equity	$4,217,571	$4,250,979

The accompanying notes are an integral part of these statements.

Washington Prime Group, L.P.
Unaudited Consolidated Statements of Operations and Comprehensive Loss
(dollars in thousands, except per unit amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
REVENUE:
Rental income	$120,138	$154,611	$363,421	$474,114
Other income	3,544	6,593	11,625	17,347
Total revenues	123,682	161,204	375,046	491,461
EXPENSES:
Property operating	36,067	39,007	101,456	114,868
Depreciation and amortization	58,063	70,948	173,147	209,142
Real estate taxes	19,611	19,014	58,300	61,006
Advertising and promotion	1,811	2,323	4,915	6,241
General and administrative	11,107	12,210	34,721	39,459
Ground rent	243	215	574	613
Impairment loss	1,067	28,936	26,186	28,936
Total operating expenses	127,969	172,653	399,299	460,265

Interest expense, net	(39,725)	(38,833)	(115,805)	(114,806)
Impairment on note receivable	—	—	(11,237)	—
Gain on disposition of interests in properties, net	1,620	9,825	28,812	26,056
Gain on extinguishment of debt, net	—	38,913	—	38,913
Income and other taxes	(154)	120	(130)	(465)
Loss from unconsolidated entities, net	(5,515)	(241)	(11,301)	(2,002)
NET LOSS ATTRIBUTABLE TO UNITHOLDERS	(48,061)	(1,665)	(133,914)	(21,108)
Less: Preferred unit distributions	(3,568)	(3,568)	(10,704)	(10,704)
NET LOSS ATTRIBUTABLE TO COMMON UNITHOLDERS	$(51,629)	$(5,233)	$(144,618)	$(31,812)

NET LOSS ATTRIBUTABLE TO COMMON UNITHOLDERS:
General partner	$(43,737)	$(4,421)	$(122,412)	$(26,858)
Limited partners	(7,892)	(812)	(22,206)	(4,954)
Net loss attributable to common unitholders	$(51,629)	$(5,233)	$(144,618)	$(31,812)

LOSS PER COMMON UNIT, BASIC & DILUTED	$(0.23)	$(0.02)	$(0.64)	$(0.14)

COMPREHENSIVE LOSS:
Net loss	$(48,061)	$(1,665)	$(133,914)	$(21,108)
Unrealized income (loss) on interest rate derivative instruments, net	3,451	(2,263)	(11,075)	(16,858)
Comprehensive loss	$(44,610)	$(3,928)	$(144,989)	$(37,966)

The accompanying notes are an integral part of these statements.

Washington Prime Group, L.P.
Unaudited Consolidated Statements of Cash Flows
(dollars in thousands)

	For the Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(133,914)	$(21,108)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization, including fair value rent, fair value debt, deferred financing costs and equity-based compensation	171,508	209,945
Gain on extinguishment of debt, net	—	(38,913)
Impairment on note receivable	11,237	—
Gain on disposition of interests in properties and outparcels, net	(28,812)	(26,056)
Impairment loss	26,186	28,936
Change in estimate of collectibility of rental income	52,448	5,884
Loss from unconsolidated entities, net	11,301	2,002
Distributions of income from unconsolidated entities	1,261	1,812
Changes in assets and liabilities:
Tenant receivables and accrued revenue, net	(85,714)	5,996
Deferred costs and other assets	(5,437)	(6,524)
Accounts payable, accrued expenses, deferred revenues and other liabilities	1,304	(24,059)
Net cash provided by operating activities	21,368	137,915
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net	(139,094)	(119,646)
Net proceeds from disposition of interests in properties and outparcels	20,051	33,237
Investments in unconsolidated entities	(9,834)	(13,837)
Distributions of capital from unconsolidated entities	2,409	21,730
Net cash used in investing activities	(126,468)	(78,516)
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to noncontrolling interest holders in properties	(51)	(66)
Redemption of limited partner units	(543)	(143)
Net proceeds from issuance of common units, including equity-based compensation plans	—	1
Distributions to unitholders	(38,764)	(178,148)
Proceeds from issuance of debt, net of transaction costs	492,732	503,442
Repayments of debt	(290,744)	(372,008)
Other financing activities	(1,932)	(150)
Net cash provided by (used in) financing activities	160,698	(47,072)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	55,598	12,327
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	75,475	61,084
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$131,073	$73,411

The accompanying notes are an integral part of these statements.

Washington Prime Group, L.P.
Unaudited Consolidated Statements of Equity
(dollars in thousands, except per unit amounts)

	For the Three Months Ended September 30, 2020
	General Partner
	Preferred	Common	Total	Limited Partners	Total Partners' Equity	Non- Controlling Interests	Total Equity	Redeemable Non-Controlling Interests
Balance, June 30, 2020	$202,576	$483,355	$685,931	$87,168	$773,099	$982	$774,081	$3,265
Other	—	(9)	(9)	—	(9)	—	(9)	—
Equity-based compensation	—	1,841	1,841	—	1,841	—	1,841	—
Adjustments to limited partners' interests	—	(285)	(285)	285	—	—	—	—
Distributions declared on preferred units	(3,508)	—	(3,508)	—	(3,508)	—	(3,508)	(60)
Other comprehensive income	—	2,924	2,924	527	3,451	—	3,451	—
Net income (loss)	3,508	(43,737)	(40,229)	(7,892)	(48,121)	—	(48,121)	60
Balance, September 30, 2020	$202,576	$444,089	$646,665	$80,088	$726,753	$982	$727,735	$3,265

	For the Nine Months Ended September 30, 2020
	General Partner
	Preferred	Common	Total	Limited Partners	Total Partners' Equity	Non- Controlling Interests	Total Equity	Redeemable Non-Controlling Interests
Balance, December 31, 2019	$202,576	$593,773	$796,349	$109,193	$905,542	$1,033	$906,575	$3,265
Redemption of limited partner units	—	—	—	(543)	(543)	—	(543)	—
Other	—	(27)	(27)	—	(27)	—	(27)	—
Equity-based compensation	—	5,605	5,605	—	5,605	—	5,605	—
Adjustments to limited partners' interests	—	328	328	(328)	—	—	—	—
Distributions on common units ($0.125 per common unit)	—	(23,818)	(23,818)	(4,313)	(28,131)	(51)	(28,182)	—
Distributions declared on preferred units	(10,524)	—	(10,524)	—	(10,524)	—	(10,524)	(180)
Other comprehensive loss	—	(9,360)	(9,360)	(1,715)	(11,075)	—	(11,075)	—
Net income (loss)	10,524	(122,412)	(111,888)	(22,206)	(134,094)	—	(134,094)	180
Balance, September 30, 2020	$202,576	$444,089	$646,665	$80,088	$726,753	$982	$727,735	$3,265
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

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

1.Organization
Washington Prime Group Inc. ("WPG Inc.") is an Indiana corporation that operates as a fully integrated, self‑administered and self‑managed real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended (the "Code"). WPG Inc. will generally qualify as a REIT for U.S. federal income tax purposes as long as it continues to distribute at least 90% of its REIT taxable income, exclusive of net capital gains, and satisfy certain other requirements. WPG Inc. will generally be allowed a deduction against its U.S. federal income tax liability for dividends paid by it to REIT shareholders, thereby reducing or eliminating any corporate level taxation to WPG Inc. Washington Prime Group, L.P. ("WPG L.P.") is WPG Inc.'s majority‑owned limited partnership subsidiary that owns, develops and manages, through its affiliates, all of WPG Inc.'s real estate properties and other assets. WPG Inc. is the sole general partner of WPG L.P. As of September 30, 2020, our assets consisted of material interests in 101 shopping centers in the United States, consisting of open air properties and enclosed retail properties, comprised of approximately 53 million square feet of managed gross leasable area.
Unless the context otherwise requires, references to "WPG," the "Company," "we," "us" or "our" refer to WPG Inc., WPG L.P. and entities in which WPG Inc. or WPG L.P. (or any affiliate) has a material ownership or financial interest, on a consolidated basis.
We derive our revenues primarily from retail tenant leases, including fixed minimum rent leases, overage and percentage rent leases based on tenants’ sales volumes, rent payments pursuant to the terms of providing property operating services to our tenants and others, including energy, waste handling and facility services, and reimbursements from tenants for certain recoverable costs such as property operating, real estate taxes, repair and maintenance, and advertising and promotional expenses.
We seek to enhance the performance of our properties and increase our revenues by, among other things, securing leases of anchor and inline tenant spaces, re‑developing or renovating existing properties to increase the leasable square footage, and increasing the productivity of occupied locations through aesthetic upgrades, re‑merchandising and/or changes to the retail use of the space.
Severance
During the nine months ended September 30, 2020, and in response to the COVID-19 pandemic (as discussed in Note 2 - "Basis of Presentation and Principles of Consolidation"), the Company recorded aggregate severance costs of $0.1 million related to workforce reductions, which costs are included in general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss for the period then ended.
On February 5, 2019, the Company's then Executive Vice President, Head of Open Air Centers was terminated without cause from his position and received severance payments and other benefits pursuant to the terms and conditions of his employment agreement. In addition, the Company terminated, without cause, additional non-executive personnel in the Property Management department as part of an effort to reduce overhead costs. In connection with and as part of these management changes, the Company recorded aggregate severance charges of $1.9 million, including $0.1 million of non-cash stock compensation in the form of accelerated vesting of equity incentive awards, which costs are included in general and administrative expense in the accompanying consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2019.
2.    Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The consolidated balance sheets as of September 30, 2020 and December 31, 2019 include the accounts of WPG Inc. and WPG L.P., as well as their majority owned and controlled subsidiaries. The accompanying consolidated statements of operations include the consolidated accounts of the Company. All intercompany transactions have been eliminated in consolidation. Due to the seasonal nature of certain operational activities and the fiscal impact of the COVID-19 pandemic, the results for the interim period ended September 30, 2020 are not necessarily indicative of the results to be expected for the full year.
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

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

COVID-19
During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus ("COVID-19"). The pandemic has significantly impacted the economic conditions in the United States, with accelerated effects since March 2020 as federal, state and local governments react to the public health crisis, creating significant uncertainties in the United States economy. While certain of our shopping centers were impacted by jurisdictional closures or capacity limitations during the second quarter of 2020, all of our shopping centers were open as of September 30, 2020. In response to these closures and capacity limitations, we granted rent relief to certain of our tenants through a combination of rent deferrals and rent abatements, which has had a material adverse impact on the Company's revenues, results of operations and cash flows for the year ending December 31, 2020. The situation continues to evolve as certain geographic regions across the United States are experiencing a surge in new cases, which could result in shoppers limiting their in-store purchases in exchange for curbside or on-line purchases as well as reduced foot traffic. We cannot predict whether, when or the manner in which the conditions surrounding COVID-19 will change, including the timing of possible additional closure requirements or the subsequent lifting of any said restrictions.
As described in Note 8 - "Rental Income," we derive almost all of our income from rental payments and other tenant charges. Our revenues and cash flow have been adversely affected since the start of the pandemic as a significant number of our tenants have been unable to meet their obligations to us. Additionally, certain of our tenants have sought the protection of the bankruptcy laws as a result of the outbreak of COVID-19, resulting in the modification or termination of certain leases, causing a further reduction in our revenues and cash flow. Furthermore, certain of our tenants, including anchor tenants, hold the right under their lease(s) to terminate their lease(s) or reduce their rental rate if certain occupancy conditions are not met, if certain anchor tenants close, if certain sales levels or profit margins are not achieved, all of which could be triggered in the event of one or more tenant bankruptcies and resulting lease terminations.
While the full outcome of the COVID-19 pandemic is unknown, it has and continues to negatively impact the revenues and business of our tenants. Many of our tenants have requested some form of rent relief, and relief provided thus far has reduced our fiscal year 2020 revenues by $22.7 million due to rent abatements, while additional relief in the form of rent deferrals to future periods has impacted our fiscal year 2020 operating cash flows. Additionally, as part of our continual assessment of the future collectibility of rents, we recorded an adjustment to rental income of $47.2 million, including the write-off of accrued (straight-line) rent, for the fiscal year 2020. A further worsening of the financial condition of our tenants may impact our continual assessment of future collectibility of rents, which could cause us to write-off additional straight-line rent that has not yet been billed.
We evaluate our real estate assets and other assets for impairment indicators whenever events or changes in circumstances indicate that recoverability of our investment in the asset is not reasonably assured. Furthermore, this evaluation is conducted no less frequently than quarterly, irrespective of changes in circumstances. The prolonged outbreak of the COVID-19 pandemic resulted in sustained closure of our centers earlier this year as well as the cessation or reduction of the operations of certain of our tenants, which has resulted in a reduction in our revenues, due to the impaired financial stability of our tenants, and ultimately our cash flows for many of our centers as well as other sources of income generated by our properties. In addition to reduced revenues generated by our centers as a result of the COVID-19 outbreak, our ability to obtain sufficient financing for such properties may be impaired as well as our ability to lease or re-lease centers as a result of worsening market and economic conditions produced by the persistence of the COVID-19 pandemic.
As of September 30, 2020, our evaluation of impairment considered our estimate of cash flow declines caused by the COVID-19 pandemic, but our other assumptions, including estimated hold period, were generally unchanged given the highly uncertain environment. The worsening of estimated future cash flows due to a change in our plans, policies, or views of market and economic conditions as it relates to one or more of our properties adversely impacted by the COVID-19 outbreak could result in the recognition of substantial impairment charges imposed on our assets which could adversely impact our financial results. See Note 4 - "Investment in Real Estate" for discussion of impairment charges recognized as of September 30, 2020.
We continuously project our cash flow sources and needs. In accordance with Accounting Standards Update ("ASU") 2014-15, Presentation of Financial Statements - Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, the Company is required to evaluate whether there is substantial doubt about its ability to continue as a going concern each reporting period, including interim periods. In evaluating the Company’s ability to continue as a going concern, management evaluated the conditions and events that could raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued (November 6, 2020). Management considered the Company’s current projections of future cash flows, current financial condition, sources of liquidity and debt obligations due on or before November 6, 2021 in considering whether it has the ability to meet its obligations for at least one year from the date of issuance of this Form 10-Q.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

Our ability to meet our obligations as they come due may be impacted by our ability to remain compliant with financial covenants in our unsecured debt arrangements or to obtain additional waivers or amendments that impact the related covenants. During the third quarter of 2020, we executed amendments to our Facility and December 2015 Term Loan (as defined in Note 6 - "Indebtedness") that provide certain covenant relief through the third quarter of 2021. The Company was in compliance with all applicable covenants as of the end of the most recently completed fiscal quarter ended that September 30, 2020. Additionally, the Company is actively working on measures with existing debt investors that would result in deleveraging of its balance sheet if execution is successful. When considering the amended financial covenant requirements and the positive impact from the potential deleveraging measures described above, the Company projects, based upon internal estimates, that it will remain in compliance with these revised financial covenants along with other unsecured debt covenants through at least November 6, 2021. However, with the continued uncertainty caused by the COVID-19 pandemic, significant risks remain and any material adverse effect on our income and expenses could impact our ability to maintain compliance with our credit facility and bond covenants. Additionally, there can be no assurances of the terms or conditions that any such deleveraging transaction would include or that the Company will be able to consummate such transaction on a timely basis, or at all.
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
There have been no changes during the nine months ended September 30, 2020 to any of our previous conclusions about whether an entity qualifies as a VIE or whether we are the primary beneficiary of any previously identified VIE. During the nine months ended September 30, 2020, we did not provide financial or other support to a previously identified VIE that we were not previously contractually obligated to provide.
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
As of September 30, 2020, our assets consisted of material interests in 101 shopping centers. The consolidated financial statements as of that date reflect the consolidation of 85 wholly owned properties and four additional properties that are less than wholly owned, but which we control or for which we are the primary beneficiary. We account for our interests in the remaining 12 properties, or the joint venture properties, using the equity method of accounting. While we manage the day-to-day operations of the joint venture properties, we do not control the operations as we have determined that our partner or partners have substantive participating rights with respect to the assets and operations of these joint venture properties (see Note 5 - "Investment in Unconsolidated Entities, at Equity" for further details).
We allocate net operating results of WPG L.P. to third parties and to WPG Inc. based on the partners' respective weighted average ownership interests in WPG L.P. Net operating results of WPG L.P. attributable to third parties are reflected in net loss attributable to noncontrolling interests. WPG Inc.'s weighted average ownership interest in WPG L.P. was 84.7% and 84.4% for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020 and December 31, 2019, WPG Inc.'s ownership interest in WPG L.P. was 84.7% and 84.5%, respectively. We adjust the noncontrolling limited partners' interests at the end of each period to reflect their interest in WPG L.P.

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
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

3.    Summary of Significant Accounting Policies
Fair Value Measurements
The Company measures and discloses its fair value measurements in accordance with Accounting Standards Codification ("ASC") Topic 820 - “Fair Value Measurement” (“Topic 820”). The fair value hierarchy, as defined by Topic 820, contains three levels of inputs that may be used to measure fair value as follows:
•Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access.
•Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly, such as interest rates, foreign exchange rates, and yield curves, that are observable at commonly quoted intervals.
•Level 3 inputs are unobservable inputs for the asset or liability which are typically based on an entity's own assumptions, as there is little, if any, related market activity.
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
In April 2020, the FASB issued a question-and-answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of COVID-19. Under existing lease guidance, the Company would have to determine, on a lease by lease basis, if a lease concession was the result of a new arrangement reached with the tenant (treated with the lease modification accounting framework) or if a lease concession was under the enforceable rights and obligations within the existing lease agreement (precluded from applying the lease modification accounting framework). The Lease Modification Q&A clarifies that entities may elect to not evaluate whether lease-related relief that lessors provide to mitigate the economic effects of COVID-19 on lessees is a lease modification under Topic 842, "Leases." Instead, an entity that elects not to evaluate whether a concession directly related to COVID-19 is a modification, can account for the concession as though enforceable rights and obligations for those concessions existed (regardless of whether these enforceable rights and obligations for the concessions explicitly exist in the contract). Both lessees and lessors may make this election. For all concessions that did not result in a substantial increase in the rights of the lessor or the obligations of the lessees, the Company elected to adopt this optional relief in the second quarter of 2020, resulting in abatements granted in the period being recognized as negative variable revenue during the period of abatement. Concessions in the form of rent deferrals were effectively accounted for as if the lease was unchanged, though in all cases receivables were evaluated under the collectibility guidance in Topic 842.

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
The guidance is effective upon issuance and can be applied to modifications of existing contracts made after January 1, 2020 and can be applied to eligible hedging relationships existing as of or entered into after the same date. The relief is temporary and cannot be applied to contract modifications that occur after December 31, 2022 or hedging relationships entered into or evaluated after that date. However, certain optional expedients can be applied to hedging relationships evaluated in periods after December 31, 2022. As of September 30, 2020, we had approximately $812.0 million (excluding debt issuance costs of $11.7 million) of our aggregate consolidated indebtedness that was indexed to LIBOR. In addition, as of September 30, 2020, we had approximately $640.5 million of consolidated indebtedness swapped to LIBOR plus a fixed spread under hedging relationships. During the third quarter of 2020, we modified the underlying debt agreements governing the amounts above for reasons unrelated to reference rate reform, which required us to apply modification accounting regardless of whether alternative reference rate language was added or already existed within these agreements. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.
Reconciliation of Cash, Cash Equivalents, and Restricted Cash
The following is a summary of our beginning and ending cash, cash equivalents and restricted cash totals as presented in our statements of cash flows for the nine months ended September 30, 2020 and 2019:

	Balance at September 30,		Balance at December 31,
	2020	2019	2019	2018
Cash and cash equivalents	$95,328	$36,003	$41,421	$42,542
Restricted cash	35,745	37,408	34,054	18,542
Total cash, cash equivalents and restricted cash	$131,073	$73,411	$75,475	$61,084
Restricted cash primarily relates to cash held in escrow for payment of real estate taxes and property reserves for maintenance, expansion or leasehold improvements as required by our mortgage loans. Restricted cash is included in "Deferred costs and other assets" in the accompanying balance sheets as of September 30, 2020 and December 31, 2019.
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

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

We are party to two separate purchase and sale agreements to sell certain outparcels to FCPT Acquisitions, LLC ("Four Corners"). The following table summarizes the key terms of each of the closings that occurred during the three and nine months ended September 30, 2020:

Sales Date	Parcels Sold	Purchase Price	Sales Proceeds
February 13, 2020	2	$1,961	$1,945
September 17, 2020	1	2,072	2,063
	3	$4,033	$4,008
Excluding any subsequent amendments thereto, the Company has approximately $2.5 million of remaining outparcels from the first purchase and sale agreement and approximately $26.9 million from the second purchase and sale agreement to close, subject to due diligence and closing conditions. Additionally, during the nine months ended September 30, 2020, the Company sold certain undeveloped land parcels and developed outparcels for an aggregate purchase price of approximately $2.4 million, receiving net proceeds of approximately $2.2 million. The net proceeds from the disposition activities were generally used to fund ongoing redevelopment efforts and for general corporate purposes. In connection with the 2020 disposition activities, the Company recorded net gains of $1.6 million and $28.8 million for the three and nine months ended September 30, 2020, which are included in gain on disposition of interests in properties, net in the accompanying consolidated statements of operations and comprehensive loss.
2019 Dispositions
The following table summarizes the key terms of each of the closings with Four Corners that occurred during the three and nine months ended September 30, 2019:

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
On July 1, 2019, Towne West Square, located in Wichita, Kansas, was transitioned to the lender (see Note 6 - "Indebtedness" for further discussion).
Impairment
During the quarter ended September 30, 2020, we recorded an additional impairment charge of approximately $1.1 million related to a single tenant outparcel located in Topeka, Kansas (the "Topeka Property"). The impairment charge was attributed to a change in facts and circumstances when we decided to hold the asset for a shorter period, which resulted in the carrying value not being recoverable from the projected cash flows. The fair value was based on an agreed-upon purchase price with a potential buyer (Level 1 input).

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

During the quarter ended June 30, 2020, we recorded an impairment charge of approximately $23.8 million related to two enclosed retail properties based on the total estimated fair value of $12.6 million and the related carrying value. The impairment charge was attributed to declines in the estimated undiscounted cash flows which resulted in the carrying value not being recoverable. The fair value of each property was based on the respective discounted future cash flows of each property, using a discount rate range of 18.8% to 19.3% and a terminal capitalization rate range of 16.8% to 17.3%, which were determined using management's assessment of the property operating performance and general market conditions (Level 3 inputs).
During the quarter ended March 31, 2020, we recorded an impairment charge of approximately $1.3 million related to vacant land at Georgesville Square, located in Columbus, Ohio and the Topeka Property. The impairment charges in both instances were due to changes in facts and circumstances when we decided to hold the assets for a shorter period which resulted in the carrying value not being recoverable from the projected cash flows. In the case of the vacant land at Georgesville Square, which was sold during the second quarter of 2020, the fair value was based on the sales price (Level 1 input). In the case of the the Topeka Property, the fair value was based on general market conditions (Level 3 inputs).
During the quarter ended September 30, 2019, we recorded an impairment charge of approximately $28.9 million related to two enclosed retail properties and one open air property, which was sold in 2020, based on the total estimated fair value of $21.0 million and the related carrying value. In the case of the two enclosed retail properties, the impairment charge was attributed to declines in the estimated undiscounted cash flows which resulted in the carrying value not being recoverable. The fair value of each property was based on the respective discounted future cash flows of each property, using a discount rate of 18.5% and a terminal capitalization rate of 15.5%, which were determined using management's assessment of the property operating performance and general market conditions (Level 3 inputs). In the case of the open air property, the impairment charge was due to the change in facts and circumstances when we decided to hold the asset for a shorter period which resulted in the carrying value not being recoverable from the projected cash flows. The fair value was based on an executed purchase and sale agreement (Level 1 input).
5.    Investment in Unconsolidated Entities, at Equity
The Company's investment activity in unconsolidated real estate entities during the nine months ended September 30, 2020 and September 30, 2019 consisted of investments in the following material joint ventures:
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
On December 20, 2019, the O'Connor Joint Venture I closed on the extension of the mortgage loan secured by The Mall at Johnson City. The extension was effective May 6, 2020 and extended the maturity of the mortgage loan to May 6, 2023, with two additional one-year extension options available to the joint venture. The extension required a $5.0 million principal prepayment on May 6, 2020, in addition to funding certain reserve accounts of $10.0 million for future redevelopment and property improvements. On June 11, 2020, and in response to the COVID-19 pandemic, the O'Connor Joint Venture I executed a standstill agreement with the lender that extended the effective date of the extension to December 2020, at which time the O'Connor Joint Venture I may extend the maturity of the mortgage loan pursuant to the terms and payment requirements noted above (see additional details within the forbearance table below). On October 30, 2020, the O'Connor Joint Venture I notified the lender of its intent to fund the payment requirements and extend the maturity of the mortgage loan.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

•The O'Connor Joint Venture II
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
•The Seminole Joint Venture
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
Individual agreements specify which services the Company is to provide to each joint venture. The Company, through its affiliates, provides management, leasing, legal, construction and development services for a fee to the joint ventures as noted above. We recorded fee income of $2.1 million and $5.5 million for the three and nine months ended September 30, 2020, respectively, and $3.2 million and $8.7 million for the three and nine months ended September 30, 2019, respectively, which are included in other income in the accompanying consolidated statements of operations and comprehensive loss. Advances to the joint ventures totaled $0.9 million and $0.5 million as of September 30, 2020 and December 31, 2019, respectively, which are included in investment in and advances to unconsolidated entities, at equity in the accompanying consolidated balance sheets. Management deems this balance to be collectible and anticipates repayment within one year.
The following table presents the combined statements of operations for our joint ventures for the three and nine months ended September 30, 2020 and 2019:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Total revenues	$49,210	$66,173	$156,774	$195,812
Operating expenses	24,469	27,597	72,237	81,419
Depreciation and amortization	22,465	26,451	68,770	77,787
Operating income	2,276	12,125	15,767	36,606
Gain (loss) on sale of interests in properties	—	—	2,039	(1,289)
Gain on extinguishment of debt	—	—	15,605	—
Interest expense, taxes, and other, net	(12,296)	(13,249)	(36,865)	(39,232)
Net loss of the Company's unconsolidated real estate entities	$(10,020)	$(1,124)	$(3,454)	$(3,915)

Our share of loss from the Company's unconsolidated real estate entities	$(5,515)	$(241)	$(11,301)	$(2,002)

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

The following table presents the combined balance sheets of our joint ventures as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Assets:
Investment properties at cost, net	$1,842,677	$1,905,336
Construction in progress	42,855	38,280
Cash and cash equivalents	37,049	43,137
Tenant receivables and accrued revenue, net	48,286	31,238
Deferred costs and other assets (1)	287,139	301,133
Total assets	$2,258,006	$2,319,124
Liabilities and Members’ Equity:
Mortgage notes payable	$1,224,041	$1,282,307
Accounts payable, accrued expenses, intangibles, and deferred revenues(2)	290,290	297,163
Total liabilities	1,514,331	1,579,470
Members’ equity	743,675	739,654
Total liabilities and members’ equity	$2,258,006	$2,319,124
Our share of members’ equity, net	$391,275	$384,332

Our share of members’ equity, net	$391,275	$384,332
Advances and excess investment	20,648	17,339
Net investment in and advances to unconsolidated entities, at equity(3)	$411,923	$401,671

(1)    Includes value of acquired in-place leases and acquired above-market leases with a net book value of $70,163 and $79,457 as of September 30, 2020 and December 31, 2019, respectively. Additionally, includes right-of-use assets of $173,226 and $172,991 related to ground leases for which our joint ventures are the lessees as of September 30, 2020 and December 31, 2019, respectively.
(2)    Includes the net book value of below market leases of $37,586 and $45,757 as of September 30, 2020 and December 31, 2019, respectively. Additionally, includes lease liabilities of $173,226 and $172,991 related to ground leases for which our joint ventures are the lessees as of September 30, 2020 and December 31, 2019, respectively.
(3)    Includes $411,923 and $417,092 of investment in and advances to unconsolidated entities, at equity as of September 30, 2020 and December 31, 2019, respectively, and $0 and $15,421 of cash distributions and losses in unconsolidated entities, at equity as of September 30, 2020 and December 31, 2019, respectively.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

In response to the COVID-19 pandemic, the Company, on behalf of the O'Connor Joint Venture I and O'Connor Joint Venture II, has executed the following forbearance agreements related to various mortgage notes outstanding as of September 30, 2020:

Property	Principal Outstanding	Interest Rate	Monthly Service Terms	Description of Relief	Duration of Forbearance	Repayment Terms[1,2]
Arbor Hills	$23,892	4.27%	Interest and principal	Interest and principal	3 months ended July 2020	12 months commenced August 2020
Arboretum, The	$59,400	4.13%	Interest only	Interest	3 months ended July 2020	5 months commenced August 2020
Classen Curve & The Triangle at Classen Curve	$52,779	3.90%	Interest only	Interest	3 months ended July 2020	5 months commenced August 2020
Gateway Centers	$112,500	4.03%	Interest only	Interest	3 months ended July 2020	5 months commenced August 2020
Mall at Johnson City, The	$47,689	6.76%	Interest and principal	Interest and principal	3 months ended July 2020	12 months commenced August 2020
Nichols Hills Plaza	$12,517	2.65%	Interest and principal	Interest and principal	3 months ended July 2020	Due at maturity (Jan. 1, 2023)
Polaris Fashion Place	$239,107	3.94%	Interest and principal	Interest	3 months ended July 2020	5 months commenced August 2020
Town Center Crossing	$32,296	4.25%	Interest and principal	Interest and principal	3 months ended July 2020	12 months commenced August 2020
Town Center Plaza	$65,345	5.00%	Interest and principal	Interest and principal	3 months ended July 2020	12 months commenced August 2020
Scottsdale Quarter (Blocks K & M)	$55,000	4.36%	Interest only	Interest	3 months ended July 2020	Commenced August 2020 with payments made from excess property cash flow until repaid in full
1 Maturity dates noted include any applicable extension options available to the borrower.
2 In certain instances, the terms of the applicable forbearance agreements were satisfied, in full, subsequent to September 30, 2020.
6.    Indebtedness
Mortgage Debt
Total mortgage indebtedness at September 30, 2020 and December 31, 2019 was as follows:

	September 30, 2020	December 31, 2019
Face amount of mortgage loans	$1,107,498	$1,117,242
Fair value adjustments, net	1,998	3,463
Debt issuance cost, net	(4,696)	(5,097)
Carrying value of mortgage loans	$1,104,800	$1,115,608

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

A roll forward of mortgage indebtedness from December 31, 2019 to September 30, 2020 is summarized as follows:

Balance at December 31, 2019	$1,115,608
Debt amortization payments	(9,744)
Issuance costs incurred upon debt modifications	(599)
Amortization of fair value and other adjustments	(1,465)
Amortization of debt issuance costs	1,000
Balance at September 30, 2020	$1,104,800
In response to the COVID-19 pandemic, the Company has executed the following forbearance agreements on its various mortgage notes outstanding as of September 30, 2020:

Property	Principal Outstanding	Interest Rate[1]	Monthly Service Terms	Description of Relief	Duration of Forbearance	Repayment Terms[2]
Forest Plaza, Lakeline Plaza, Muncie Towne Plaza, and White Oaks Plaza	$117,000	3.67%	Interest only	Interest	6 months ending October 2020	6 months commencing November 2020
Southgate Mall	$35,000	4.48%	Interest only	Interest	3 months ended July 2020	Due at maturity (Sept. 27, 2023)
Town Center at Aurora	$51,000	4.92%	Interest and principal	Interest and principal	6 months ending October 2020	Commencing November 2020 with payments made from excess property cash flow until repaid in full
Westminster Mall	$75,674	4.65%	Interest and principal	Interest and principal	3 months ended August 2020, paid from escrows	Not applicable
Canyon View Marketplace	$5,046	5.47%	Interest and principal	Interest and principal	3 months ended July 2020	6 months commenced August 2020
Grand Central Mall	$38,378	6.05%	Interest and principal	Interest and principal	3 months ended August 2020	12 months commenced September 2020, but outstanding payments due at maturity (July 6, 2021)
Lincolnwood Town Center	$47,252	8.26%	Interest and principal	Interest and principal	6 months ending October 2020	12 months commencing November 2020, but outstanding payments due at maturity (April 1, 2021)
1 Rates disclosed include any applicable default rate premium to the extent a formal default event occurred as of September 30, 2020.
2 Maturity dates noted include any applicable extension options available to the borrower.
In addition, the Company is in various stages of discussions relating to additional forbearance agreements for other mortgage obligations, and in certain instances have satisfied the terms of the applicable forbearance agreements, in full, subsequent to September 30, 2020. Certain other mortgage notes payable may be in formal default (see "Covenants" for further details) or placed into special servicing during the forbearance negotiation and repayment periods.
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
Corporate Debt
On August 13, 2020, the Company entered into amendments to our Facility (as defined below), December 2015 Term Loan (as defined below), and the $65.0 million term loan secured by Weberstown Mall. The amendments, totaling $1.4 billion of consolidated indebtedness, provide certain covenant relief through the third quarter of 2021 in exchange for partial collateralization of certain unencumbered consolidated properties, which can be released starting in the third quarter of 2021 if certain financial conditions are met. The partial collateralization has resulted in temporary security of approximately $1.0 billion of debt that was previously unsecured. The stated interest rates, depending on total leverage levels, ranges from LIBOR plus 2.00% to 2.60%, with a LIBOR floor of 0.50%. Prior to the amendments, the stated interest rates, depending on total leverage levels, ranged from LIBOR plus 1.80% to 2.35%, with no LIBOR floor. The amendments were accounted for as debt modifications, and the Company capitalized approximately $7.8 million of issuance costs, which are being amortized to interest expense over the respective remaining debt term.
On June 22, 2020, in order to accelerate repayment and bolster liquidity, the Company accepted the terms of a reduced payoff of the $55.0 million bridge financing provided in connection with the failed sale and leaseback noted below. In exchange for settling the bridge financing, the Company received $30.0 million in cash and the buyer/lessor reduced monthly payments that we owe under the leases totaling approximately $15.7 million over 27 months, commencing July 1, 2020. The present value of the reduced rent payments was reclassified from note receivable to other indebtedness, which is presented net of the accretion adjustment in the table below, and the Company recorded an impairment on the note receivable of approximately $11.2 million in connection with the extinguishment. The proceeds were used for general corporate purposes.
On February 28, 2020, the Company redeemed the Exchange Notes in advance of the April 1, 2020 maturity date. The repayment was funded utilizing borrowings on the Revolver.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

The following table identifies our total corporate debt outstanding at September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Notes payable:
Face amount - the Exchange Notes(1)	$—	$250,000
Face amount - Senior Notes due 2024(2)	720,900	720,900
Debt discount, net	(6,728)	(7,864)
Debt issuance costs, net	(4,387)	(5,470)
Total carrying value of notes payable	$709,785	$957,566

Term loans:(7)
Face amount - Term Loan(3)(4)	$350,000	$350,000
Face amount - December 2015 Term Loan(5)	340,000	340,000
Debt issuance costs, net	(6,525)	(3,358)
Total carrying value of term loans	$683,475	$686,642

Revolving credit facility:(3)(6)
Face amount	$647,000	$207,000
Debt issuance costs, net	(5,126)	(2,855)
Total carrying value of revolving credit facility	$641,874	$204,145

Other indebtedness:(8)
Anticipated settlement amount	$109,285	$109,285
Debt issuance costs, net	(1,522)	(1,561)
Future accretion, net	(21,701)	(10,123)
Total carrying value of other indebtedness	$86,062	$97,601
(1) The Exchange Notes were issued at a 0.028% discount and bore interest at 3.850% per annum.
(2) The Senior Notes due 2024 were issued at a 1.533% discount, bore interest at 5.950% per annum through August 14, 2019, at which time the interest rate increased to 6.450% per annum. The Senior Notes due 2024 mature on August 15, 2024.
(3) The revolving credit facility, or "Revolver" and term loan, or "Term Loan" are collectively known as the "Facility."
(4) The Term Loan bears interest at the greater of one-month LIBOR or 0.50% plus 2.60% per annum and will mature on December 30, 2022. We have interest rate swap agreements totaling $250.0 million, which effectively fix the interest rate on a portion of the Term Loan at 5.71% through June 30, 2021. At September 30, 2020, the applicable interest rate on the unhedged portion of the Term Loan was 0.50% plus 2.60% or 3.10%.
(5) The December 2015 Term Loan bears interest at the greater of one-month LIBOR or 0.50% plus 2.60% per annum and will mature on January 10, 2023. We have interest rate swap agreements totaling $340.0 million which effectively fix the interest rate at 4.66% per annum through maturity.
(6) The Revolver provides borrowings on a revolving basis up to $650.0 million, bears interest at the greater of one-month LIBOR or 0.50% plus 2.25%, and will initially mature on December 30, 2021, subject to two six month extensions available at our option subject to compliance with terms of the Facility and payment of a customary extension fee. At September 30, 2020, we had an aggregate available borrowing capacity of $3.0 million under the Revolver. At September 30, 2020, the applicable interest rate on the Revolver was 0.50% plus 2.25% or 2.75%. The interest rate on the Revolver may vary in the future based upon the Company's credit rating and leveraged levels.
(7) While we have interest rate swap agreements in place that fix the LIBOR portion of the rates as noted above, the spread over LIBOR could vary in the future based upon changes to the Company's credit ratings and leveraged levels.
(8) Represents the financial liability associated with our failed sale and leaseback of land at Edison Mall, located in Fort Myers, Florida; Great Lakes Mall, located in Mentor, Ohio; Irving Mall, located in Irving, Texas; and Jefferson Valley Mall, located in Yorktown Heights, New York (collectively, the "Properties"). The master ground lease has a 99-year term and includes fixed annual payments at an initial annualized rate of 7.4%, with annual rent escalators over the aforementioned term. The anticipated settlement amount represents the year 30 repurchase option price of $109.3 million to reacquire the fee interest in the land at the Properties, to which the carrying value of the financial liability is being accreted to, through interest expense, during the repurchase period. Expense is being recognized utilizing an effective interest rate of 8.52% during the repurchase period.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

Covenants
Our corporate debt agreements contain financial and other covenants. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender including adjustments to the applicable interest rate. As of September 30, 2020, management believes the Company is in compliance with all applicable covenants of its corporate debt.
The total balance of mortgages was approximately $1.1 billion as of September 30, 2020. At September 30, 2020, certain of our consolidated subsidiaries were the borrowers under 20 non-recourse loans and two full-recourse loans secured by mortgages encumbering 24 properties, including one separate pool of cross-defaulted and cross-collateralized mortgages encumbering a total of four properties. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt instruments contain financial and other non-financial covenants which are specific to the properties which serve as collateral for that debt. If the borrower fails to comply with these covenants, the lender could accelerate the debt and enforce its right against their collateral. Our existing non-recourse mortgage loans generally prohibit our subsidiaries that are borrowers thereunder from incurring additional indebtedness, subject to certain customary and limited exceptions. In addition, certain of these instruments limit the ability of the applicable borrower's parent entity from incurring mezzanine indebtedness unless certain conditions are satisfied, including compliance with maximum loan to value ratio and minimum debt service coverage ratio tests. Further, under certain of these existing agreements, if certain cash flow levels in respect of the applicable mortgaged property (as described in the applicable agreement) are not maintained for at least two consecutive quarters, the lender could accelerate the debt and enforce its right against its collateral.
On May 26, 2020, we received a notice of default letter, dated May 14, 2020, from the special servicer to the borrower, a consolidated subsidiary of WPG L.P., concerning the $40.9 million mortgage loan secured by Port Charlotte Town Center, located in Port Charlotte, Florida. The notice was issued by the special servicer because the borrower elected to not pay the May 2020 mortgage payment due to disruption caused by COVID-19. The borrower has initiated short-term forbearance discussions with the special servicer regarding this non-recourse loan in an effort to cure the default. The Company continues to manage and lease the property. No further default notice has been issued by the special servicer to the borrower regarding this obligation.
On May 22, 2020, we received a notice of default letter, dated May 21, 2020, from the special servicer to the borrower, a consolidated subsidiary of WPG L.P., concerning the $47.3 million mortgage loan secured by Lincolnwood Town Center, located in Lincolnwood, Illinois. The notice was issued by the special servicer because the borrower elected to not pay the May 2020 mortgage payment due to disruption caused by COVID-19. On September 14, 2020, the borrower executed a forbearance agreement, effective May 1, 2020, which deferred required debt service payments from May 2020 through October 2020. The Company continues to manage and lease the property.
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
On November 5, 2019, we received a letter dated October 30, 2019, from the lender notifying the borrower, a consolidated subsidiary of WPG L.P., that the $45.1 million mortgage loan secured by Charlottesville Fashion Square, located in Charlottesville, Virginia, was transferred to special servicing because the borrower notified the lender that future projected cash flows will be insufficient to ensure future compliance with the mortgage loan due to the loss of certain tenants. The borrower has initiated discussions with the special servicer regarding this non-recourse loan and is considering various options. On March 17, 2020, we received notification that a receiver had been appointed to manage, insure, and lease the property. An affiliate of the Company still holds title to the property.
In addition and in response to the COVID-19 pandemic, separate borrowers, each a consolidated subsidiary of WPG L.P., elected to not make monthly debt service payments beginning in April 2020 on the $17.2 million mortgage loan secured by Anderson Mall, located in Anderson, South Carolina, and the $36.1 million mortgage loan secured by Oak Court Mall & Offices, located in Memphis, Tennessee. The borrowers continue to have discussions with the special servicers of each non-recourse loan and are considering various options.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

At September 30, 2020, management believes the applicable borrowers under our other non-recourse mortgage loans were in compliance with all covenants where non-compliance could individually, or giving effect to applicable cross-default provisions in the aggregate, have a material adverse effect on our financial condition, results of operations or cash flows. The Company has assessed each of the defaulted properties for impairment indicators and have concluded no impairment charges were warranted as of September 30, 2020.
Gain on Extinguishment of Debt, Net
During the three and nine months September 30, 2019, the Company recognized a net gain of $38.9 million related to the retirement of $29.1 million of Senior Notes due 2024 and the $45.2 million mortgage debt cancellation and ownership transfer of Towne West Square, which is included in gain on extinguishment of debt, net in the consolidated statements of operations and comprehensive loss for the periods then ended.
Fair Value of Debt
The carrying values of our variable-rate loans approximate their fair values. We estimate the fair values of fixed-rate mortgages and fixed-rate corporate debt (including variable-rate corporate debt swapped to fixed-rate and our other indebtedness, as discussed above) using cash flows discounted at current borrowing rates or Level 2 inputs. We estimate the fair values of consolidated fixed-rate unsecured notes payable using Level 1 quoted market prices, or, if no quoted market prices are available, we use quoted market prices for securities with similar terms and maturities or Level 2 inputs.
The book value and fair value of these financial instruments and the related discount rate assumptions as of September 30, 2020 and December 31, 2019 are summarized as follows:

	September 30, 2020	December 31, 2019
Book value of fixed-rate mortgages(1)	$1,042,498	$1,052,242
Fair value of fixed-rate mortgages	$1,067,980	$1,062,205
Weighted average discount rates assumed in calculation of fair value for fixed-rate mortgages	3.76%	4.24%

Book value of fixed-rate corporate debt(1)	$1,420,185	$1,670,185
Fair value of fixed-rate corporate debt	$1,143,252	$1,687,847
Weighted average discount rates assumed in calculation of fair value for fixed-rate corporate debt	10.29%	6.07%
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
Amounts reported in AOCL relate to derivatives that will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt. Realized gains or losses on settled derivative instruments included in AOCL are recognized as an adjustment to income over the term of the hedged debt transaction. During the next twelve months, the Company estimates that an additional $10.8 million will be reclassified as an increase to interest expense. As of September 30, 2020, the Company had 11 outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk with a current notional value of $640.5 million.
The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the consolidated balance sheets as of September 30, 2020 and December 31, 2019:

Derivatives designated as hedging instruments:		Balance Sheet Location	September 30, 2020	December 31, 2019
Interest rate products	Liability derivatives	Accounts payable, accrued expenses, intangibles, and deferred revenue	$17,637	$6,592
There were no asset derivative instruments at September 30, 2020 and December 31, 2019. The liability derivative instruments were reported at their fair value of $17,637 and $6,592 at September 30, 2020 and December 31, 2019, respectively, with a corresponding adjustment to OCL for the unrealized gains and losses (net of noncontrolling interest allocation). Over time, the unrealized gains and losses held in AOCL will be reclassified to earnings. This reclassification will correlate with the recognition of the hedged interest payments in earnings.
The table below presents the effect of the Company's derivative financial instruments on the consolidated statements of comprehensive loss for the three and nine months ended September 30, 2020 and 2019:

Derivatives in Cash Flow Hedging Relationships (Interest rate products)	Location of Gain or Loss Recognized in Income on Derivatives	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2020	2019	2020	2019
Amount of Gain or (Loss) Recognized in OCL on Derivative	Interest expense	$179	$(2,099)	$(17,790)	$(15,619)

Amount of Loss or (Gain) Reclassified from AOCL into Income	Interest expense	$3,272	$(164)	$6,715	$(1,239)
The table below presents the effect of the Company's derivative financial instruments on the consolidated statements of operations for the three and nine months ended September 30, 2020 and 2019:

Effect of Cash Flow Hedges on Consolidated Statements of Operations	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Total interest expense presented in the consolidated statements of operations in which the effects of cash flow hedges are recorded	$(39,725)	$(38,833)	$(115,805)	$(114,806)

Amount of loss or (gain) reclassified from accumulated other comprehensive loss into interest expense	$3,272	$(164)	$6,715	$(1,239)

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

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

As of September 30, 2020, the fair value of the derivatives in a net liability position, plus accrued interest but excluding any adjustment for nonperformance risk, related to these agreements was $17,637. As of September 30, 2020, the Company has not posted any collateral related to these agreements. The Company is not in default with any of these provisions as of September 30, 2020. If the Company had breached any of these provisions at September 30, 2020, it would have been required to settle its obligation under these agreements at their termination value of $17,637.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2020 and December 31, 2019, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
The tables below presents the Company’s net assets and (liabilities) measured at fair value as of September 30, 2020 and December 31, 2019 aggregated by the level in the fair value hierarchy within which those measurements fall:

	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2020
Derivative instruments, net	$—	$(17,637)	$—	$(17,637)

	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2019
Derivative instruments, net	$—	$(6,592)	$—	$(6,592)

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
The following table summarizes our rental income for the three and nine months ended September 30, 2020 and 2019:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Operating lease payments, fixed	$111,367	$135,046	$368,238	$417,395
Operating lease payments, variable	27,244	19,220	59,245	53,679
Amortization of straight-line rent, inducements, and rent abatements	1,514	1,227	(19,263)	3,499
Net amortization/accretion of above and below-market leases	4,831	975	7,649	5,425
Change in estimate of collectibility of rental income	(24,818)	(1,857)	(52,448)	(5,884)
Total rental income	$120,138	$154,611	$363,421	$474,114
Included in the amounts presented for the three and nine months ended September 30, 2020 are rent abatements of $0.7 million and $22.7 million, respectively and a change in our estimate of collectibility of rental income of $24.8 million and $47.2 million, respectively, including the write-off of accrued (straight-line) rent, in response to the COVID-19 pandemic.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

Future payments to be received under non-cancelable operating leases for each of the next five years and thereafter, excluding variable payments of tenant reimbursements, percentage or overage rents, and lease termination payments as of September 30, 2020 are as follows:

2020 (October - December)	$116,849
2021	412,506
2022	347,653
2023	286,976
2024	226,519
Thereafter	691,078
$2,081,581
9.    Equity
Reverse Share Split
On August 6, 2020, the Board authorized a one-for-nine reverse share split of WPG Inc.’s common shares and WPG L.P. operating units, subject to common shareholder approval. If the reverse share split is approved by the Company's common shareholders and implemented by the Board, all outstanding equity awards under the Company's equity plans would be adjusted by the conversion ratio relating to the reverse share split. Upon shareholder approval and as a result of the reverse share split, each nine shares of the Company's issued and outstanding common shares/units will be automatically combined and converted into one issued and outstanding common share/unit. WPG Inc. plans to hold a virtual special meeting of common shareholders of WPG Inc. to vote on the recommendation on Thursday, December 17, 2020 (the "Meeting"). The implementation of the reverse share split is intended to increase the per share trading price of WPG Inc.’s common shares in order to satisfy the continued listing criteria set forth in Section 802.01C of the Listed Company Manual of the New York Stock Exchange and cure the noncompliance notification received by WPG Inc. on April 28, 2020. The Company's proxy solicitation relating to this meeting has commenced.
Exchange Rights
Subject to the terms of the limited partnership agreement of WPG L.P., limited partners in WPG L.P. have, at their option, the right to exchange all or any portion of their units for shares of WPG Inc. common stock on a one‑for‑one basis or cash, as determined by WPG Inc. Therefore, the common units held by limited partners are considered by WPG Inc. to be share equivalents and classified as noncontrolling interests within permanent equity, and classified by WPG L.P. as permanent equity. The amount of cash to be paid if the exchange right is exercised and the cash option is selected will be based on the market value of WPG Inc.'s common stock as determined pursuant to the terms of the WPG L.P. Partnership Agreement. At September 30, 2020, WPG Inc. had reserved 34,479,892 shares of common stock for possible issuance upon the exchange of units held by WPG L.P. limited partners.
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

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

The following is a summary by type of the awards that the Company issued during the nine months ended September 30, 2020 and September 30, 2019 under the 2014 Plan and 2019 Plan.
Annual Long-Term Incentive Awards
During the nine months ended September 30, 2020 and 2019, the Company approved the terms and conditions of the 2020 and 2019 annual awards (the "2020 Annual Long-Term Incentive Awards" and "2019 Long-Term Incentive Awards," respectively) for certain executive officers and employees of the Company. Under the terms of the awards program, each participant is provided the opportunity to receive (i) time-based RSUs and (ii) performance-based stock units ("PSUs"). RSUs represent a contingent right to receive one WPG Inc. common share for each vested RSU. RSUs will vest in one-third installments on each annual anniversary of the respective Grant Date (as referenced below), subject to the participant's continued employment with the Company through each vesting date and the participant's continued compliance with certain applicable covenants. During the service period, dividend equivalents will be paid in cash accruals or under some circumstances, common shares, with respect to the RSUs corresponding to the amount of any cash dividends paid by the Company to the Company's common shareholders for the applicable dividend payment dates. Compensation expense is recognized on a straight-line basis over the three year vesting term. Actual PSUs earned may range from 0%-150% of the PSUs allocated to the award recipient, based on the Company's total shareholder return ("TSR") compared to a peer group based on companies with similar assets and revenue over a three-year performance period that commenced on the respective Grant Date (as referenced below). During the performance period, dividend equivalents corresponding to the amount of any regular cash dividends paid by the Company to the Company’s common shareholders for the applicable dividend payment dates will accrue and be deemed reinvested in additional PSUs, which will be settled in common shares at the same time and only to the extent that the underlying PSU is earned and settled in common shares. Payout of the PSUs is also subject to the participant’s continued employment with the Company through the end of the performance period. The PSUs were valued through the use of a Monte Carlo model and the related compensation expense is recognized over the three-year performance period.
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
During the nine months ended September 30, 2020, the performance period related to PSUs awarded in conjunction with the 2017 annual awards ended. There was no payout as the Company's TSR rank did not exceed the minimum required threshold for payout and 262,787 PSUs were forfeited.
WPG Restricted Stock Units
During the nine months ended September 30, 2020 and 2019, the Company awarded 1,231,188 RSUs, with a grant date fair value of $0.8 million, and 331,792 RSUs, with a grant-date fair value of $1.5 million, respectively, to certain employees and non-employee members of the Board. The RSUs are service-based awards and the related fair value is expensed over the applicable service periods, except in instances that result in accelerated vesting due to severance arrangements or retirement of Board members.
Stock Options
During the nine months ended September 30, 2020, no stock options were granted to employees, no stock options were exercised by employees and 31,434 stock options were canceled, forfeited or expired. As of September 30, 2020, there were 569,855 stock options outstanding. During the nine months ended September 30, 2019, no stock options were granted to employees, 391 stock options were exercised by employees and 66,053 stock options were canceled, forfeited or expired.

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

Share Award Related Compensation Expense
During the three and nine months ended September 30, 2020, the Company recorded compensation expense pertaining to the awards granted of $1.8 million and $5.6 million, respectively, in general and administrative and property operating expense within the consolidated statements of operations and comprehensive loss. During the three and nine months ended September 30, 2019, the Company recorded compensation expense pertaining to the awards granted of $2.1 million and $5.9 million, respectively, in general and administrative and property operating expense within the consolidated statements of operations and comprehensive loss. In certain instances, employment agreements and stock compensation programs provide for accelerated vesting when executives are terminated without cause. Additionally, the Committee may, in its discretion, accelerate the vesting for retiring Board members.
Distributions
For the three months ended September 30, 2020, no common share/unit dividends were declared by the Board as common share/unit dividends were temporarily suspended in April 2020 in response to the COVID-19 pandemic. For the nine months ended September 30, 2020, the Board declared common share/unit dividends of $0.125. During the three and nine months ended September 30, 2019, the Board declared common share/unit dividends of $0.25 and $0.75 per common share/unit, respectively.
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

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

Lease Commitments
As of September 30, 2020, a total of four consolidated properties are subject to ground leases. The termination dates of these ground leases range from 2026 to 2076. These ground leases generally require us to make fixed annual rental payments, or a fixed annual rental plus a percentage rent component based upon the revenues or total sales of the property. Some of these leases also include escalation clauses and renewal options. For the three and nine months ended September 30, 2020, we incurred ground lease expense of $243 and $574, respectively, of which $5 and $15, respectively, related to straight-line rent expense, which is included in ground rent in the accompanying consolidated statements of operations and comprehensive loss. For the three and nine months ended September 30, 2019, we incurred ground lease expense of $215 and $613, respectively, of which $5 and $15, respectively, related to straight-line rent expense. Additionally, the Company has two material office leases and one material garage lease. The termination dates of these leases range from 2023 to 2026. These leases generally require us to make fixed annual rental payments, plus our share of CAM expense and real estate taxes and insurance. For the three and nine months ended September 30, 2020, we incurred lease expense of $637 and $1,898, respectively, which is included in general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss. For the three and nine months ended September 30, 2019, we incurred lease expense of $681 and $1,975, respectively.
Future minimum lease payments due under these leases for each of the next five years and thereafter, excluding applicable extension options, as of September 30, 2020 are as follows:

2020 (October - December)	$513
2021	2,069
2022	2,099
2023	1,427
2024	999
Thereafter	20,378
Total lease payments	27,485
Less: Discount	15,824
Present value of lease liabilities	$11,661
The weighted average remaining lease term for our consolidated operating leases was 20.1 years and the weighted average discount rate for determining the lease liabilities was 8.8% at September 30, 2020. The discount rates utilized in calculating the lease liabilities represents our estimate of the Company's incremental borrowing rate over the terms that correspond to the leases. We had no financing leases as of September 30, 2020.
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

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

The following table sets forth the computation of WPG Inc.'s basic and diluted loss per common share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Loss Per Common Share, Basic:
Net loss attributable to common shareholders - basic	$(43,737)	$(4,421)	$(122,412)	$(26,858)
Weighted average shares outstanding - basic	191,190,438	188,603,382	190,294,891	188,392,694
Loss per common share, basic	$(0.23)	$(0.02)	$(0.64)	$(0.14)

Loss Per Common Share, Diluted:
Net loss attributable to common shareholders - basic	$(43,737)	$(4,421)	$(122,412)	$(26,858)
Net loss attributable to limited partner unitholders	(7,892)	(812)	(22,206)	(4,954)
Net loss attributable to common shareholders - diluted	$(51,629)	$(5,233)	$(144,618)	$(31,812)
Weighted average common shares outstanding - basic	191,190,438	188,603,382	190,294,891	188,392,694
Weighted average operating partnership units outstanding	34,479,892	34,735,136	34,519,629	34,739,598
Weighted average common shares outstanding - diluted	225,670,330	223,338,518	224,814,520	223,132,292
Loss per common share, diluted	$(0.23)	$(0.02)	$(0.64)	$(0.14)
For the three and nine months ended September 30, 2020 and 2019, additional potentially dilutive securities include contingently-issuable outstanding stock options, restricted stock units, and performance based components of annual or special arrangement awards. For the three and nine months ended September 30, 2020, the potential dilutive effect of 569,855 contingently-issuable outstanding stock options, 601,711 restricted stock units and 2,867,838 performance based components of annual or special arrangement awards were excluded as their inclusion would be anti-dilutive. For the three and nine months ended September 30, 2019, the potential dilutive effect of 613,297 contingently-issuable outstanding stock options, 538,700 restricted stock units, and 1,765,308 performance based components of annual or special arrangement awards were excluded as their inclusion would be anti-dilutive. We accrue distributions when they are declared.
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
The following table sets forth the computation of WPG L.P.'s basic and diluted loss per common unit:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Loss Per Common Unit, Basic & Diluted:
Net loss attributable to common unitholders - basic and diluted	$(51,629)	$(5,233)	$(144,618)	$(31,812)
Weighted average common units outstanding - basic & diluted	225,670,330	223,338,518	224,814,520	223,132,292
Loss per common unit, basic & diluted	$(0.23)	$(0.02)	$(0.64)	$(0.14)
For the three and nine months ended September 30, 2020 and 2019, additional potentially dilutive securities include contingently-issuable units related to WPG Inc.'s outstanding stock options, restricted stock units, and WPG Inc.'s performance based components of annual or special arrangement awards. For the three and nine months ended September 30, 2020, the potential dilutive effect of 569,855 contingently-issuable outstanding stock options, 601,711 restricted stock units and 2,867,838 performance based components of annual or special arrangement awards were excluded as their inclusion would be anti-dilutive. For the three and nine months ended September 30, 2019, the potential dilutive effect of 613,297 contingently-issuable outstanding stock options, 538,700 restricted stock units, and 1,765,308 performance based components of annual awards were excluded as their inclusion would be anti-dilutive. We accrue distributions when they are declared.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

12.    Subsequent Events
On November 5, 2020, the Company executed a purchase and sale agreement to sell Westminster Mall, located in Westminster, California, to a third party real estate developer. The Company will retain certain parcels and will retain the retail component of the mixed use redevelopment. The purchase price is approximately $160.0 million, subject to a final true-up adjustment based on final entitlements, and the Company expects to receive, at close, net cash proceeds in excess of $50.0 million after repaying the $75.7 million mortgage note payable and settling estimated costs to close and other obligations. The Company expects to close on this transaction in 2022, subject to diligence, entitlements, and customary closing requirements.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in this report.
Overview - Basis of Presentation
Washington Prime Group Inc. ("WPG Inc.") is an Indiana corporation that operates as a fully integrated, self‑administered and self‑managed real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended (the "Code"). WPG Inc. will generally qualify as a REIT for U.S. federal income tax purposes as long as it continues to distribute at least 90% of its REIT taxable income, exclusive of net capital gains, and satisfy certain other requirements. WPG Inc. will generally be allowed a deduction against its U.S. federal income tax liability for dividends paid by it to REIT shareholders, thereby reducing or eliminating any corporate level taxation to WPG Inc. Washington Prime Group, L.P. ("WPG L.P.") is WPG Inc.'s majority‑owned limited partnership subsidiary that owns, develops and manages, through its affiliates, all of WPG Inc.'s real estate properties and other assets. WPG Inc. is the sole general partner of WPG L.P. As of September 30, 2020, our assets consisted of material interests in 101 shopping centers in the United States, consisting of open air properties and enclosed retail properties, comprised of approximately 53 million square feet of managed gross leasable area.
Unless the context otherwise requires, references to "WPG," the "Company," "we," "us" and "our" refer to WPG Inc., WPG L.P. and entities in which WPG Inc. or WPG L.P. (or any affiliate) has a material ownership or financial interest, on a consolidated basis.
The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The consolidated balance sheets as of September 30, 2020 and December 31, 2019 include the accounts of WPG Inc. and WPG L.P., as well as their majority owned and controlled subsidiaries. The consolidated statements of operations include the consolidated accounts of the Company. All intercompany transactions have been eliminated in consolidation. In the opinion of management, the consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods presented. The Company believes that the disclosures made are adequate to prevent the information presented from being misleading.
COVID-19
During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus ("COVID-19"). The pandemic has significantly impacted the economic conditions in the United States, with accelerated effects since March 2020 as federal, state and local governments react to the public health crisis, creating significant uncertainties in the United States economy. While certain of our shopping centers were impacted by jurisdictional closures or capacity limitations during the second quarter of 2020, all of our shopping centers were open as of September 30, 2020. In response to these closures and capacity limitations, we granted rent relief to certain of our tenants through a combination of rent deferrals and rent abatements, which have resulted in a reduction to fiscal year 2020 rental income by $22.7 million due to the rent abatements, with additional impact to our fiscal year 2020 operating cash flows due to the rent deferrals. Additionally, as part of our continual assessment of the future collectibility of rents, we recorded an adjustment to rental income of $47.2 million, including the write-off of accrued (straight-line) rent. The situation continues to evolve as certain geographic regions across the United States are experiencing a surge in new cases, which could result in shoppers limiting their in-store purchases in exchange for curbside or on-line purchases. Additional impacts to the business may arise that we are not aware of currently. We cannot predict whether, when or the manner in which the conditions surrounding COVID-19 will change, including the timing of potential additional closure requirements or the subsequent lifting of any said restrictions.
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

Additionally, the Company has executed the following forbearance agreements on its various consolidated and unconsolidated mortgage notes outstanding as of and subsequent to September 30, 2020 (dollars in thousands; unconsolidated mortgages shown non pro-rata):

Consolidated Mortgages
Property	Principal Outstanding	Interest Rate[1]	Monthly Service Terms	Description of Relief	Duration of Forbearance	Repayment Terms[2,3]
Forest Plaza, Lakeline Plaza, Muncie Towne Plaza, and White Oaks Plaza	$117,000	3.67%	Interest only	Interest	6 months ending October 2020	6 months commencing November 2020
Southgate Mall	$35,000	4.48%	Interest only	Interest	3 months ended July 2020	Due at maturity (Sept. 27, 2023)
Town Center at Aurora	$51,000	4.92%	Interest and principal	Interest and principal	6 months ending October 2020	Commencing November 2020 with payments made from excess property cash flow until repaid in full
Westminster Mall	$75,674	4.65%	Interest and principal	Interest and principal	3 months ended August 2020, paid from escrows	Not applicable
Canyon View Marketplace	$5,046	5.47%	Interest and principal	Interest and principal	3 months ended July 2020	6 months commenced August 2020
Grand Central Mall	$38,378	6.05%	Interest and principal	Interest and principal	3 months ended August 2020	12 months commenced September 2020, but outstanding payments due at maturity (July 6, 2021)
Lincolnwood Town Center	$47,252	8.26%	Interest and principal	Interest and principal	6 months ending October 2020	12 months commencing November 2020, but outstanding payments due at maturity (April 1, 2021)

Unconsolidated Mortgages
Property	Principal Outstanding	Interest Rate[1]	Monthly Service Terms	Description of Relief	Duration of Forbearance	Repayment Terms[2,3]
Arbor Hills	$23,892	4.27%	Interest and principal	Interest and principal	3 months ended July 2020	12 months commenced August 2020
Arboretum, The	$59,400	4.13%	Interest only	Interest	3 months ended July 2020	5 months commenced August 2020
Classen Curve & The Triangle at Classen Curve	$52,779	3.90%	Interest only	Interest	3 months ended July 2020	5 months commenced August 2020
Gateway Centers	$112,500	4.03%	Interest only	Interest	3 months ended July 2020	5 months commenced August 2020

Property	Principal Outstanding	Interest Rate[1]	Monthly Service Terms	Description of Relief	Duration of Forbearance	Repayment Terms[2,3]
Mall at Johnson City, The	$47,689	6.76%	Interest and principal	Interest and principal	3 months ended July 2020	12 months commenced August 2020
Nichols Hills Plaza	$12,517	2.65%	Interest and principal	Interest and principal	3 months ended July 2020	Due at maturity (Jan. 1, 2023)
Polaris Fashion Place	$239,107	3.94%	Interest and principal	Interest	3 months ended July 2020	5 months commenced August 2020
Town Center Crossing	$32,296	4.25%	Interest and principal	Interest and principal	3 months ended July 2020	12 months commenced August 2020
Town Center Plaza	$65,345	5.00%	Interest and principal	Interest and principal	3 months ended July 2020	12 months commenced August 2020
Scottsdale Quarter (Blocks K & M)	$55,000	4.36%	Interest only	Interest	3 months ended July 2020	Commenced August 2020 with payments made from excess property cash flow until repaid in full
1 Rates disclosed include any applicable default rate premium to the extent a formal default event occurred as of September 30, 2020.
2 Maturity dates noted include any applicable extension options available to the borrower.
3 In certain instances, the terms of the applicable forbearance agreements were satisfied, in full, subsequent to September 30, 2020.
While these forbearance agreements have not reduced the Company’s debt obligations, they have enhanced cash flow during the period of lower rent collections from tenants. The Company estimates approximately $10 million to $15 million of delayed payments from these arrangements during the forbearance period. In addition, the Company is in various stages of discussions relating to additional forbearance agreements for other consolidated mortgage obligations from lenders. Certain other mortgage notes payable may be in formal default (see "Covenants" for further details) or placed into special servicing during the forbearance negotiation and repayment periods.
Our ability to meet our obligations as they come due may be impacted by our ability to remain compliant with financial covenants in our unsecured debt arrangements or to obtain additional waivers or amendments that impact the related covenants. During the third quarter of 2020, we executed amendments to our Facility and December 2015 Term Loan (as defined in "Financing and Debt") that provide certain covenant relief through the third quarter of 2021. The Company was in compliance with all applicable covenants as of the end of the most recently completed fiscal quarter that ended September 30, 2020. Additionally, the Company is actively working on measures with existing debt investors that would result in deleveraging of its balance sheet if execution is successful. When considering the amended financial covenant requirements and the positive impact from the potential deleveraging measures described above, the Company projects, based upon internal estimates, that it will remain in compliance with these revised financial covenants along with other unsecured debt covenants through at least November 6, 2021. However, with the continued uncertainty caused by the COVID-19 pandemic, significant risks remain and any material adverse effect on our income and expenses could impact our ability to maintain compliance with our credit facility and bond covenants. Additionally, there can be no assurances of the terms or conditions that any such deleveraging transaction would include or that the Company will be able to consummate such transaction on a timely basis, or at all.
Impairment
During the quarter ended September 30, 2020, we recorded an additional impairment charge of approximately $1.1 million related to a single tenant outparcel located in Topeka, Kansas (the "Topeka Property"). The impairment charge was attributed to a change in facts and circumstances when we decided to hold the asset for a shorter period, which resulted in the carrying value not being recoverable from the projected cash flows. The fair value was based on an agreed-upon purchase price with a potential buyer (Level 1 input).

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
During the quarter ended March 31, 2020, we recorded an impairment charge of approximately $1.3 million related to vacant land at Georgesville Square, located in Columbus, Ohio and the Topeka Property. The impairment charges in both instances were due to changes in facts and circumstances when we decided to hold the assets for a shorter period which resulted in the carrying value not being recoverable from the projected cash flows. In the case of the vacant land at Georgesville Square, which was sold during the second quarter of 2020, the fair value was based on the sales price (Level 1 input). In the case of the Topeka Property, the fair value was based on general market conditions (Level 3 inputs).
During the quarter ended September 30, 2019, we recorded an impairment charge of approximately $28.9 million related to two Tier 2 properties and one open air property, which was sold in 2020, based on the total estimated fair value of $21.0 million and the related carrying value. In the case of the two enclosed retail properties, the impairment charge was attributed to declines in the estimated undiscounted cash flows which resulted in the carrying value not being recoverable. The fair value of each property was based on the respective discounted future cash flows of each property, using a discount rate of 18.5% and a terminal capitalization rate of 15.5%, which were determined using management's assessment of the property operating performance and general market conditions (Level 3 inputs). In the case of the open air property, the impairment charge was due to the change in facts and circumstances when we decided to hold the asset for a shorter period which resulted in the carrying value not being recoverable from the projected cash flows. The fair value was based on an executed purchase and sale agreement (Level 1 input).
New Accounting Pronouncements
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
The guidance is effective upon issuance and can be applied to modifications of existing contracts made after January 1, 2020 and can be applied to eligible hedging relationships existing as of or entered into after the same date. The relief is temporary and cannot be applied to contract modifications that occur after December 31, 2022 or hedging relationships entered into or evaluated after that date. However, certain optional expedients can be applied to hedging relationships evaluated in periods after December 31, 2022. As of September 30, 2020, we had approximately $812.0 million (excluding debt issuance costs of $11.7 million) of our aggregate consolidated indebtedness that was indexed to LIBOR. In addition, as of September 30, 2020, we had approximately $640.5 million of consolidated indebtedness swapped to LIBOR plus a fixed spread under hedging relationships. During the third quarter of 2020, we modified the underlying debt agreements governing the amounts above for reasons unrelated to reference rate reform, which required us to apply modification accounting regardless of whether alternative reference rate language was added or already existed within these agreements. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.
Four Corners Outparcel Sales
We are party to two separate purchase and sale agreements to sell certain outparcels to FCPT Acquisitions, LLC ("Four Corners"). The following table summarizes the key terms of each of the closings that occurred during the three and nine months ended September 30, 2020 (dollars in thousands):

Sales Date	Parcels Sold	Purchase Price	Sales Proceeds
February 13, 2020	2	$1,961	$1,945
September 17, 2020	1	2,072	2,063
	3	$4,033	$4,008
The net proceeds were generally used to fund ongoing redevelopment efforts and for general corporate purposes. Excluding any subsequent amendments thereto, the Company expects to close on the approximately $2.5 million of remaining outparcels from the first purchase and sale agreement and the majority of the remaining $26.9 million from the second purchase and sale agreement in 2020, subject to due diligence and closing conditions.
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

Portfolio Data
The portfolio data discussed in this overview includes key operating statistics for the Company including period ending occupancy, average base minimum rent per square foot and comparable NOI for the core properties owned and managed at September 30, 2020. The Company generates approximately 93% of the NOI from our Tier 1 and open air properties. As these properties are core to our future growth and receive the majority of our capital allocation, we disclose our operating metrics for this portion of our portfolio and exclude our noncore properties as well as our Tier 2 properties. Refer to Item 7 of Part II of the 2019 Form 10-K for our property listing.
Ending occupancy for the Tier 1 and open air properties was 91.2% as of September 30, 2020, as compared to 93.5% as of September 30, 2019. Average base minimum rent per square foot for the core portfolio decreased 1.2% when comparing September 30, 2020 to September 30, 2019. Comparable NOI for the Tier 1 and open air properties decreased 32.6% in the third quarter of 2020 when compared to the third quarter of 2019, showing improvement from second quarter's decline of 44.6%. The Tier 1 properties had a decrease in comparable NOI of 41.4%, and the open air properties had a decrease in comparable NOI of 13.6% in the third quarter of 2020 as compared to the same period in 2019. This year-over-year decrease in NOI was primarily driven by increasing our reserve for high risk receivables from tenants in the entertainment category such as theaters, the impact of third quarter rent abatements including moves to percentage rent structures for a number of tenants, the impact of second quarter & third quarter 2020 bankruptcies, increasing our bad debt reserve for open receivables carried from the second quarter and lost rent from lower occupancy when compared to the third quarter of 2019.
The following table sets forth key operating statistics for the combined portfolio of the Tier 1 and open air properties:

	September 30, 2020	September 30, 2019	% Change
Ending occupancy(1)	91.2%	93.5%	(2.3)%
Average base minimum rent per square foot(2)	$21.02	$21.28	(1.2)%
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
Current Leasing Activities
During the nine months ended September 30, 2020, we signed new leases and renewal leases with terms in excess of a year (excluding enclosed retail property anchors, majors, offices, and in-line spaces in excess of 10,000 square feet) across the Tier 1 and open air portfolio, comprising approximately 1,400,700 square feet. The average annual initial base minimum rent for new leases was $20.58 per square foot ("psf") and for renewed leases was $20.39 psf. For these leases, the average for tenant allowances was $32.77 psf for new leases and $4.03 psf for renewals. During the nine months ended September 30, 2019, we signed new leases and renewal leases with terms in excess of a year (excluding enclosed retail property anchors, majors, offices, and in-line spaces in excess of 10,000 square feet) across the Tier 1 and open air portfolio, comprising approximately 1,775,800 square feet. The average annual initial base minimum rent for new leases was $20.46 psf and for renewed leases was $30.28 psf. For these leases, the average for tenant allowances was $32.39 psf for new leases and $9.36 psf for renewals. The leasing activity for the first nine months of 2020 compared to the same period in 2019, when including all leases, increased 7% to 3.4 million square feet.
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
•During 2020, we completed the sale of 3 outparcels to Four Corners (see further details in Note 4 of the Condensed Notes to the Unaudited Consolidated Financial Statements in Part I, Item 1).

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
Three Months Ended September 30, 2020 vs. Three Months Ended September 30, 2019
Rental income decreased $34.5 million due to a $31.2 million decrease attributable to the comparable properties, the majority of which was driven by rent relief provided to tenants, lower occupancy levels, and changes in our assessment of collectibility of tenant receivables as a result of the COVID-19 pandemic as well as specific bankruptcy activity during the period. A further decrease of $3.3 million was attributable to the Property Transactions. Other income decreased $3.0 million due to a $1.2 million decrease related to fee income due to a reduction in cash receipts at our joint venture properties and a $1.8 million decrease related to less property ancillary income, which was impacted by lower customer traffic.
Property operating expenses decreased $2.9 million, of which $1.5 million was due to reduced operating expenses at the comparable properties as a reduction in operating hours due to the COVID-19 pandemic and $1.4 million was attributable to the Property Transactions. Depreciation and amortization decreased $12.9 million, primarily due to a $1.2 million decrease attributable to the Property Transactions, and an $11.7 million decrease in the comparable properties related to the accelerated depreciation of certain building and land improvement assets and tenant related improvements and intangibles that occurred during the third quarter of 2019. Real estate taxes increased $0.6 million, primarily due to a $1.2 million increase in the comparable properties due to tax assessments and less capitalization of real estate taxes associated with redevelopment efforts during the 2020 period. Offsetting this increase was a $0.6 million decrease attributable to the Property Transactions. General and administrative expenses decreased $1.1 million, which was primarily attributable to reduced compensation costs and less corporate travel as a result of the COVID-19 pandemic. The $1.1 million impairment charge recorded in the 2020 period related to the write down of the Topeka Property and the $28.9 million impairment charge recorded in the 2019 period related to the write down of two Tier 2 enclosed retail properties and one open air property that was subsequently sold.
Interest expense, net, increased $0.9 million, of which $2.3 million was attributable to corporate debt activity primarily related to our other indebtedness (see "Financing and Debt" for further details). Offsetting this increase was a decrease of $0.9 million attributable to the transitions to the lenders of Towne West Square and West Ridge and a $0.5 million decrease in the comparable properties attributable to higher capitalized interest due to ongoing redevelopment activities.
Gain on disposition of interests in properties, net decreased $8.2 million which is primarily attributable to the timing of closings associated with the Four Corners transactions in the comparable periods.
Gain on extinguishment of debt, net recognized in the 2019 period consisted of a $37.7 million gain related to the transitioning of Towne West Square to the lender and a $1.2 million gain related to the partial retirement of the Senior Notes due 2024, as defined in "Financing and Debt." There were no such transactions in the comparable period.
Loss from unconsolidated entities increased $5.3 million which was primarily attributable to rent relief provided to tenants, lower occupancy levels, and changes in our assessment of collectibility of tenant receivables at the properties as a result of the COVID-19 pandemic.
For WPG Inc., net loss attributable to noncontrolling interests primarily relates to the allocation of loss to third parties based on their respective weighted average ownership of limited partnership interest in WPG L.P., which percentage remained consistent over the periods.

Nine Months Ended September 30, 2020 vs. Nine Months Ended September 30, 2019
Rental income decreased $110.7 million due to a $98.0 million decrease attributable to the comparable properties, the majority of which was driven by rent relief provided to tenants, lower occupancy levels, and changes in our assessment of collectibility of tenant receivables as a result of the COVID-19 pandemic as well as specific bankruptcy activity during the period. A further decrease of $12.7 million was attributable to the Property Transactions. Other income decreased $5.7 million due to a $3.2 million decrease related to fee income due to a reduction in cash receipts at our joint venture properties and a $2.5 million decrease related to less property ancillary income, which was impacted by lower customer traffic.
Property operating expenses decreased $13.4 million, of which $8.8 million was due to reduced operating expenses at the comparable properties as a result of reduced operating hours due to the COVID-19 pandemic and $4.6 million was attributable to the Property Transactions. Depreciation and amortization decreased $36.0 million, primarily due to a $5.4 million decrease attributable to the Property Transactions, and an $30.6 million decrease in the comparable properties related to the accelerated depreciation of certain building and land improvement assets and tenant related improvements and intangibles during 2019. Real estate taxes decreased $2.7 million, primarily due to a $2.2 million decrease attributable to the Property Transactions and a $0.5 million decrease in the comparable properties due to reduced tax assessments and capitalization of real estate taxes associated with redevelopment efforts. General and administrative expenses decreased $4.7 million, of which $2.9 million was primarily attributable to reduced compensation costs and less corporate travel as a result of the COVID-19 pandemic in addition to a reduction in severance costs of $1.8 million, which were incurred during the first quarter of 2019. The $26.2 million impairment charge recorded in the 2020 period related to the write down of two Tier 2 enclosed retail properties, vacant land at Georgesville Square, located in Columbus, Ohio, and the Topeka Property while the $28.9 million charge in the 2019 period related to the write down of two Tier 2 enclosed retail properties and one open air property that was subsequently sold.
Interest expense, net, increased $1.0 million, of which a net $4.2 million increase was attributable to corporate debt activity primarily related to our other indebtedness (see "Financing and Debt" for further details) and a net $0.7 million increase in the comparable properties primarily attributable to the April 2019 financing of Waterford Lakes Town Center, located in Orlando, Florida and default interest recorded in the 2020 period. Offsetting these increases was a decrease of $3.9 million attributable to the transitions to the lenders of Towne West Square and West Ridge. The $11.2 million impairment on note receivable recorded in the 2020 period was attributed to the discounted payoff of the seller financing provided in conjunction with our other indebtedness (see "Financing and Debt" for further details).
Gain on disposition of interests in properties, net increased $2.8 million which is primarily attributed to the recording of a $15.4 million gain related to our disposition of interests in Seminole Towne Center, located in Sanford, Florida, in 2020 as this property, which was held in an unconsolidated joint venture, was transitioned to the lender pursuant to the terms of a deed-in-lieu of foreclosure agreement and our obligations related to this property ceased in connection with this transition in addition to a net gain of $9.2 million on the dispositions of Dekalb Plaza and Matteson Plaza. Offsetting this increase is a net decrease of $21.8 million which is primarily attributable to the timing of closings associated with the Four Corners transactions in the comparable periods.
Gain on extinguishment of debt, net recognized in the 2019 period consisted of a $37.7 million gain related to the transitioning of Towne West Square to the lender and a $1.2 million gain related to the partial retirement of the Senior Notes due 2024, as defined in "Financing and Debt." There were no such transactions in the comparable period.
Loss from unconsolidated entities increased $9.3 million which was primarily attributable to rent relief provided to tenants, lower occupancy levels, and changes in our assessment of collectibility of tenant receivables at the properties as a result of the COVID-19 pandemic.
For WPG Inc., net loss attributable to noncontrolling interests primarily relates to the allocation of loss to third parties based on their respective weighted average ownership of limited partnership interest in WPG L.P., which percentage remained consistent over the periods.
Liquidity and Capital Resources
Our primary uses of cash include payment of operating expenses, working capital, debt repayment, including principal and interest, reinvestment in properties, development and redevelopment of properties, tenant allowance and dividends. Our primary sources of cash are operating cash flow and borrowings under our debt arrangements, including our Revolver (as defined in "Financing and Debt"), unsecured notes payable and senior term loans as further discussed below.

Annually, we derive most of our liquidity from leases that generate positive net cash flow from operations. However, total cash flows from operations during the nine months ended September 30, 2020 was $21.4 million as compared to cash flows from operations of $137.9 million during the nine months ended September 30, 2019, which was a direct result of the temporary closing of our properties, rent relief provided to our tenants, and higher tenant receivable balances as a result of the COVID-19 pandemic. Due to the seasonal nature of certain operational activities as well as the ongoing impact of COVID-19 pandemic, the cash flows from operations for the nine months ended September 30, 2020 are not necessarily indicative of the cash flows from operations expected for the rest of 2020.
Our balance of cash and cash equivalents increased $53.9 million the nine months ended September 30, 2020 to $95.3 million as of September 30, 2020. The increase was primarily due to net proceeds from the issuance of debt and the net proceeds from the disposition of properties, partially offset by capital expenditures, dividend distributions, and net contributions to our joint ventures. See "Cash Flows" below for more information.
Because we own primarily long-lived income-producing assets, our financing strategy relies on a combination of long-term mortgage debt as well as secured and unsecured debt supported by a quality unencumbered asset pool, providing us with ample flexibility from a liquidity perspective. Our strategy is to have the majority of our debt fixed either through fixed rate mortgages or interest rate swaps that effectively fix the interest rate. At September 30, 2020, floating rate debt (excluding loans hedged to fixed interest) comprised 24.8% of our total consolidated debt. We will continue to monitor our borrowing mix to limit market risk.
On September 30, 2020, we had an aggregate available borrowing capacity of $3.0 million under the Revolver, net of outstanding borrowings of $647.0 million. The weighted average interest rate on the Revolver was 2.4% and 2.6% during the three and nine months ended September 30, 2020. The decrease in our borrowing capacity is primarily attributed to utilizing our Revolver to complete the payoff of the $250.0 million Exchange Notes on February 28, 2020 (capitalized terms as defined in "Financing and Debt"), and borrowings to enhance our liquidity as a result of lower cash receipts due to the COVID-19 global pandemic (refer to "COVID-19" for additional details on our response to enhance short-term liquidity).
The consolidated indebtedness of our business was approximately $3.2 billion as of September 30, 2020, or an increase of approximately $164.4 million from December 31, 2019. The change in consolidated indebtedness from December 31, 2019 is described in greater detail under "Financing and Debt."
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
Cash Flows
Our net cash flow from operating activities totaled $21.4 million during the nine months ended September 30, 2020, as compared to $137.9 million of cash flow provided by operating activities during the nine months ended September 30, 2019. This decrease was directly attributable to the temporary closing of our properties, rent relief provided to our tenants, and higher tenant receivable balances as a result of the COVID-19 pandemic. During this period we also:
•funded capital expenditures and redevelopment projects of $139.1 million;
•received net proceeds from the sale of interests in properties and outparcels of $20.1 million;
•funded investments in unconsolidated entities of $9.8 million;
•received distributions of capital from unconsolidated entities of $2.4 million;
•received net proceeds from our debt financing, refinancing and repayment activities of $202.0 million; and
•funded distributions to common and preferred shareholders and unitholders of $38.8 million.

Prior to the COVID-19 global pandemic, we anticipated that cash generated from operations would have been sufficient in 2020 to meet operating expenses, monthly debt service, recurring capital expenditures, and cover the majority of distributions to shareholders necessary to maintain WPG Inc.'s status as a REIT on a long-term basis. In addition, we expected to be able to generate or obtain capital for nonrecurring capital expenditures, such as acquisitions, major building renovations and expansions, as well as for scheduled principal maturities on outstanding indebtedness, from:
•excess cash generated from operating performance and working capital reserves;
•borrowings on our debt arrangements;
•opportunistic asset sales;
•additional secured or unsecured debt financing; or
•additional equity raised in the public or private markets.
However, due to the COVID-19 global pandemic, we have experienced a significant deterioration in projected cash flows from operations which has caused us to increase our reliance on available funds from our debt arrangements, curtail planned capital expenditures due to tenant-related delays, temporarily suspend common dividend distributions, and seek other additional sources of financing as discussed above. Based on our current projections that have been stress tested for various COVID-19 scenario outcomes, we anticipate that the $95.3 million of consolidated cash on hand, along with our pro-rata share of joint venture cash, will provide us with sufficient liquidity to meet our financial obligations for the remainder of 2020.
Financing and Debt
Mortgage Debt
Total mortgage indebtedness at September 30, 2020 and December 31, 2019 was as follows (in thousands):

	September 30, 2020	December 31, 2019
Face amount of mortgage loans	$1,107,498	$1,117,242
Fair value adjustments, net	1,998	3,463
Debt issuance cost, net	(4,696)	(5,097)
Carrying value of mortgage loans	$1,104,800	$1,115,608
A roll forward of mortgage indebtedness from December 31, 2019 to September 30, 2020 is summarized as follows (in thousands):

Balance at December 31, 2019	$1,115,608
Debt amortization payments	(9,744)
Issuance costs incurred upon debt modifications	(599)
Amortization of fair value and other adjustments	(1,465)
Amortization of debt issuance costs	1,000
Balance at September 30, 2020	$1,104,800
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
Highly-levered Assets
As of September 30, 2020, we have identified two consolidated mortgage loans that have leverage levels in excess of our targeted leverage and are working with the special servicers on these non-recourse mortgages. These mortgage loans total $78.2 million and encumber Charlottesville Fashion Square, located in Charlottesville, Virginia and Muncie Mall, located in Muncie, Indiana, both of which have been identified as noncore properties. We expect to improve our leverage once both, or a portion of them, are transitioned to the lenders, with minimal impact to net cash flows. See "Covenants" below for further discussion on these highly-levered assets as of September 30, 2020.
Corporate Debt
On August 13, 2020, the Company entered into amendments to our Facility (as defined below), December 2015 Term Loan (as defined below), and the $65.0 million term loan secured by Weberstown Mall. The amendments, totaling $1.4 billion of consolidated indebtedness, provide certain covenant relief through the third quarter of 2021 in exchange for partial collateralization of certain unencumbered consolidated properties, which can be released starting in the third quarter of 2021 if certain financial conditions are met. The partial collateralization has resulted in temporary security of approximately $1.0 billion of debt that was previously unsecured. The stated interest rates, depending on total leverage levels, ranges from LIBOR plus 2.00% to 2.60%, with a LIBOR floor of 0.50%. Prior to the amendments, the stated interest rates, depending on total leverage levels, ranged from LIBOR plus 1.80% to 2.35%, with no LIBOR floor. The amendments were accounted for as debt modifications, and the Company capitalized approximately $7.8 million of issuance costs, which are being amortized to interest expense over the respective remaining debt term.
On June 22, 2020, in order to accelerate repayment and bolster liquidity, the Company accepted the terms of a reduced payoff of the $55.0 million bridge financing provided in connection with the failed sale and leaseback noted below. In exchange for settling the bridge financing, the Company received $30.0 million in cash and the buyer/lessor reduced monthly rent payments totaling approximately $15.7 million over 27 months, commencing July 1, 2020. The present value of the reduced rent payments was reclassified from note receivable to other indebtedness, which is presented net of the accretion adjustment in the table below, and the Company recorded an impairment on the note receivable of approximately $11.2 million in connection with the extinguishment. The proceeds were used for general corporate purposes.

The following table identifies our total corporate debt outstanding at September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Notes payable:
Face amount - the Exchange Notes(1)	$—	$250,000
Face amount - Senior Notes due 2024(2)	720,900	720,900
Debt discount, net	(6,728)	(7,864)
Debt issuance costs, net	(4,387)	(5,470)
Total carrying value of notes payable	$709,785	$957,566

Term loans:(7)
Face amount - Term Loan(3)(4)	$350,000	$350,000
Face amount - December 2015 Term Loan(5)	340,000	340,000
Debt issuance costs, net	(6,525)	(3,358)
Total carrying value of term loans	$683,475	$686,642

Revolving credit facility:(3)(6)
Face amount	$647,000	$207,000
Debt issuance costs, net	(5,126)	(2,855)
Total carrying value of revolving credit facility	$641,874	$204,145

Other indebtedness:(8)
Anticipated settlement amount	$109,285	$109,285
Debt issuance costs, net	(1,522)	(1,561)
Future accretion, net	(21,701)	(10,123)
Total carrying value of other indebtedness	$86,062	$97,601
(1) The Exchange Notes were issued at a 0.028% discount and bore interest at 3.850% per annum.
(2) The Senior Notes due 2024 were issued at a 1.533% discount, bore interest at 5.950% per annum through August 14, 2019, at which time the interest rate increased to 6.450% per annum. The Senior Notes due 2024 mature on August 15, 2024.
(3) The revolving credit facility, or "Revolver" and term loan, or "Term Loan" are collectively known as the "Facility."
(4) The Term Loan bears interest at the greater of one-month LIBOR or 0.50% plus 2.60% per annum and will mature on December 30, 2022. We have interest rate swap agreements totaling $250.0 million, which effectively fix the interest rate on a portion of the Term Loan at 5.71% through June 30, 2021. At September 30, 2020, the applicable interest rate on the unhedged portion of the Term Loan was 0.50% plus 2.60% or 3.10%.
(5) The December 2015 Term Loan bears interest at the greater of one-month LIBOR or 0.50% plus 2.60% per annum and will mature on January 10, 2023. We have interest rate swap agreements totaling $340.0 million which effectively fix the interest rate at 4.66% per annum through maturity.
(6) The Revolver provides borrowings on a revolving basis up to $650.0 million, bears interest at the greater of one-month LIBOR or 0.50% plus 2.25%, and will initially mature on December 30, 2021, subject to two six month extensions available at our option subject to compliance with terms of the Facility and payment of a customary extension fee. At September 30, 2020, we had an aggregate available borrowing capacity of $3.0 million under the Revolver. At September 30, 2020, the applicable interest rate on the Revolver was 0.50% plus 2.25% or 2.75%. The interest rate on the Revolver may vary in the future based upon the Company's credit rating and leveraged levels.
(7) While we have interest rate swap agreements in place that fix the LIBOR portion of the rates as noted above, the spread over LIBOR could vary in the future based upon changes to the Company's credit ratings and leveraged levels.
(8) Represents the financial liability associated with our failed sale and leaseback of land at Edison Mall, located in Fort Myers, Florida; Great Lakes Mall, located in Mentor, Ohio; Irving Mall, located in Irving, Texas; and Jefferson Valley Mall, located in Yorktown Heights, New York (collectively, the "Properties"). The master ground lease has a 99-year term and includes fixed annual payments at an initial annualized rate of 7.4%, with annual rent escalators over the aforementioned term. The anticipated settlement amount represents the year 30 repurchase option price of $109.3 million to reacquire the fee interest in the land at the Properties, to which the carrying value of the financial liability is being accreted to, through interest expense, during the repurchase period. Expense is being recognized utilizing an effective interest rate of 8.52% during the repurchase period.

Covenants
Our corporate debt agreements contain financial and other covenants. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender including adjustments to the applicable interest rate. As of September 30, 2020, management believes the Company is in compliance with all applicable covenants of its corporate debt.
The total balance of mortgages was approximately $1.1 billion as of September 30, 2020. At September 30, 2020, certain of our consolidated subsidiaries were the borrowers under 20 non-recourse loans and two full-recourse loans secured by mortgages encumbering 24 properties, including one separate pool of cross-defaulted and cross-collateralized mortgages encumbering a total of four properties. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt instruments contain financial and other non-financial covenants which are specific to the properties which serve as collateral for that debt. If the borrower fails to comply with these covenants, the lender could accelerate the maturity for the debt and enforce its right against their collateral. Our existing non-recourse mortgage loans generally prohibit our subsidiaries that are borrowers thereunder from incurring additional indebtedness, subject to certain customary and limited exceptions. In addition, certain of these instruments limit the ability of the applicable borrower's parent entity from incurring mezzanine indebtedness unless certain conditions are satisfied, including compliance with maximum loan to value ratio and minimum debt service coverage ratio tests. Further, under certain of these existing agreements, if certain cash flow levels in respect of the applicable mortgaged property (as described in the applicable agreement) are not maintained for at least two consecutive quarters, the lender could accelerate the maturity for the debt and enforce its right against its collateral.
On May 26, 2020, we received a notice of default letter, dated May 14, 2020, from the special servicer to the borrower, a consolidated subsidiary of WPG L.P., concerning the $40.9 million mortgage loan secured by Port Charlotte Town Center, located in Port Charlotte, Florida. The notice was issued by the special servicer because the borrower elected to not pay the May 2020 mortgage payment due to disruption caused by COVID-19. The borrower has initiated short-term forbearance discussions with the special servicer regarding this non-recourse loan in an effort to cure the default. The Company continues to manage and lease the property. No further default notice has been issued by the special servicer to the borrower regarding this obligation.
On May 22, 2020, we received a notice of default letter, dated May 21, 2020, from the special servicer to the borrower, a consolidated subsidiary of WPG L.P., concerning the $47.3 million mortgage loan secured by Lincolnwood Town Center, located in Lincolnwood, Illinois. The notice was issued by the special servicer because the borrower elected to not pay the May 2020 mortgage payment due to disruption caused by COVID-19. On September 14, 2020, the borrower executed a forbearance agreement, effective May 1, 2020, which deferred required debt service payments from May 2020 through October 2020. The Company continues to manage and lease the property.
On February 21, 2020, we received a letter, dated that same date, from the lender notifying the borrower, a consolidated subsidiary of WPG L.P., that the $33.1 million mortgage loan secured by Muncie Mall was transferred to special servicing because the borrower notified the lender that future projected cash flows will be insufficient to ensure future compliance with the mortgage loan due to the loss of certain tenants. The borrower has initiated discussions with the special servicer regarding this non-recourse loan and is considering various options. On April 14, 2020, the Company received notification that a receiver had been appointed to manage and lease the property. An affiliate of the Company continues to hold title to the property.
On November 5, 2019, we received a notice of default letter, dated October 30, 2019, from the lender notifying the borrower, a consolidated subsidiary of WPG L.P., that the $45.1 million mortgage loan secured by Charlottesville Fashion Square was transferred to special servicing because the borrower notified the lender that future projected cash flows will be insufficient to ensure future compliance with the mortgage loan due to the loss of certain tenants. The borrower has initiated discussions with the special servicer regarding this non-recourse loan and is considering various options. On March 17, 2020, we received notification that a receiver had been appointed to manage, insure, and lease the property. An affiliate of the Company still holds title to the property.
In addition and in response to the COVID-19 pandemic, separate borrowers, each a consolidated subsidiary of WPG L.P., elected to not make monthly debt service payments beginning in April 2020 on the $17.2 million mortgage loan secured by Anderson Mall, located in Anderson, South Carolina, and the $36.1 million mortgage loan secured by Oak Court Mall & Offices, located in Memphis, Tennessee. The borrowers continue to have discussions with the special servicers of each non-recourse loan and are considering various options.
At September 30, 2020, management believes the applicable borrowers under our other non-recourse mortgage loans were in compliance with all covenants where non-compliance could individually, or giving effect to applicable cross-default provisions in the aggregate, have a material adverse effect on our financial condition, results of operations or cash flows.

Summary of Financing
Our consolidated debt and the effective weighted average interest rates as of September 30, 2020 and December 31, 2019, consisted of the following (dollars in thousands):

	September 30, 2020	Weighted Average Interest Rate	December 31, 2019	Weighted Average Interest Rate
Fixed-rate debt, face amount (1)	$2,462,683	5.63%	$2,722,427	5.18%
Variable-rate debt, face amount	812,000	2.80%	372,000	3.73%
Total face amount of debt	3,274,683	4.93%	3,094,427	5.01%
Note discount	(6,728)		(7,864)
Fair value adjustments, net	1,998		3,463
Future accretion, net	(21,701)		(10,123)
Debt issuance costs, net	(22,256)		(18,341)
Total carrying value of debt	$3,225,996		$3,061,562
(1) Includes variable rate debt whose interest rates have been fixed via swap agreements.
Contractual Obligations
The following table summarizes the material aspects of the Company's future obligations for consolidated entities as of September 30, 2020, for the remainder of 2020 and for subsequent years thereafter assuming the obligations remain outstanding through maturities noted below (in thousands):

	2020	2021 - 2022	2023 - 2024	Thereafter	Total
Long term debt(1)	$47,762	$1,446,229	$1,390,559	$390,133	$3,274,683
Interest payments(2)	43,377	273,301	136,757	291,405	744,840
Distributions(3)	3,568	—	—	—	3,568
Ground rent/operating leases(4)	555	4,460	2,611	20,429	28,055
Purchase/tenant obligations(5)	29,769	89,306	—	—	119,075
Total	$125,031	$1,813,296	$1,529,927	$701,967	$4,170,221
(1) Represents principal maturities only and therefore excludes net fair value adjustments of $1,998, debt issuance costs of $(22,256), net future accretion of $(21,701) and note discount of $(6,728) as of September 30, 2020. The principal maturities reflect any available extension options within the control of the Company.
(2) Variable rate interest payments are estimated based on the LIBOR rate at September 30, 2020.
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

The following table summarizes the material aspects of the Company's proportionate share of future obligations for unconsolidated entities as of September 30, 2020, for the remainder of 2020 and for subsequent years thereafter assuming the obligations remain outstanding through maturities noted below (in thousands):

	2020	2021 - 2022	2023 - 2024	Thereafter	Total
Long term debt(1)	$4,175	$48,369	$21,391	$541,362	$615,297
Interest payments(2)	9,276	47,330	44,410	22,738	123,754
Ground rent/operating leases(3)	996	8,060	8,473	185,328	202,857
Purchase/tenant obligations(4)	6,011	18,033	—	—	24,044
Total	$20,458	$121,792	$74,274	$749,428	$965,952
(1) Represents principal maturities only and therefore excludes net fair value adjustments of $3,274 and debt issuance costs of $(1,982) as of September 30, 2020. In addition, the principal maturities reflect any available extension options.
(2) Variable rate interest payments are estimated based on the LIBOR rate at September 30, 2020.
(3) Represents minimum future lease payments due through the end of the initial lease term under executed leases.
(4) Includes amounts due under executed leases and commitments to vendors for development and other matters.
Off-Balance Sheet Arrangements
Off-balance sheet arrangements consist primarily of investments in joint ventures which are common in the real estate industry. Joint ventures typically fund their cash needs through secured debt financings obtained by and in the name of the joint venture entity. The joint venture debt is secured by a first mortgage, is without recourse to the joint venture partners, and does not represent a liability of the partners, except to the extent the partners or their affiliates expressly guarantee the joint venture debt. As of September 30, 2020, there were no guarantees of joint venture related mortgage indebtedness. In addition to obligations under mortgage indebtedness, our joint ventures have obligations under ground leases and purchase/tenant obligations. Our share of obligations under joint venture debt, ground leases and purchase/tenant obligations is quantified in the unconsolidated entities table within "Contractual Obligations" above. WPG may elect to fund cash needs of a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans, although such fundings are not required contractually or otherwise.
Equity Activity
Reverse Share Split
On August 6, 2020, the Board authorized a one-for-nine reverse share split of WPG Inc.’s common shares and WPG L.P. operating units, subject to common shareholder approval. If the reverse share split is approved by the Company's common shareholders and implemented by the Board, all outstanding equity awards under the Company's equity plans would be adjusted by the conversion ratio relating to the reverse share split. Upon shareholder approval and as a result of the reverse share split, each nine shares of the Company's issued and outstanding common shares/units will be automatically combined and converted into one issued and outstanding common share/unit. WPG Inc. plans to hold a virtual special meeting of common shareholders of WPG Inc. to vote on the recommendation on Thursday, December 17, 2020 (the "Meeting"). The implementation of the reverse share split is intended to increase the per share trading price of WPG Inc.’s common shares in order to satisfy the continued listing criteria set forth in Section 802.01C of the Listed Company Manual of the New York Stock Exchange and cure the noncompliance notification received by WPG Inc. on April 28, 2020. The Company's proxy solicitation relating to this meeting has commenced.
Exchange Rights
Subject to the terms of the limited partnership agreement of WPG L.P., limited partners in WPG L.P. have, at their option, the right to exchange all or any portion of their units for shares of WPG Inc. common stock on a one‑for‑one basis or cash, as determined by WPG Inc. Therefore, the common units held by limited partners are considered by WPG Inc. to be share equivalents and classified as noncontrolling interests within permanent equity, and classified by WPG L.P. as permanent equity. The amount of cash to be paid if the exchange right is exercised and the cash option is selected will be based on the market value of WPG Inc.'s common stock as determined pursuant to the terms of the WPG L.P. Partnership Agreement. At September 30, 2020, WPG Inc. had reserved 34,479,892 shares of common stock for possible issuance upon the exchange of units held by WPG L.P. limited partners.

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
The following is a summary by type of the awards that the Company issued during the nine months ended September 30, 2020 and September 30, 2019 under the 2014 Plan and 2019 Plan.
Annual Long-Term Incentive Awards
During the nine months ended September 30, 2020 and 2019, the Company approved the terms and conditions of the 2020 and 2019 annual awards (the "2020 Annual Long-Term Incentive Awards" and "2019 Long-Term Incentive Awards," respectively) for certain executive officers and employees of the Company. Under the terms of the awards program, each participant is provided the opportunity to receive (i) time-based RSUs and (ii) performance-based stock units ("PSUs"). RSUs represent a contingent right to receive one WPG Inc. common share for each vested RSU. RSUs will vest in one-third installments on each annual anniversary of the respective Grant Date (as referenced below), subject to the participant's continued employment with the Company through each vesting date and the participant's continued compliance with certain applicable covenants. During the service period, dividend equivalents will be paid in cash accruals or under some circumstances, common shares, with respect to the RSUs corresponding to the amount of any dividends paid by the Company to the Company's common shareholders for the applicable dividend payment dates. Compensation expense is recognized on a straight-line basis over the three year vesting term. Actual PSUs earned may range from 0%-150% of the PSUs allocated to the award recipient, based on the Company's total shareholder return ("TSR") compared to a peer group based on companies with similar assets and revenue over a three-year performance period that commenced on the respective Grant Date (as referenced below). During the performance period, dividend equivalents corresponding to the amount of any regular cash dividends paid by the Company to the Company’s common shareholders for the applicable dividend payment dates will accrue and be deemed reinvested in additional PSUs, which will be settled in common shares at the same time and only to the extent that the underlying PSU is earned and settled in common shares. Payout of the PSUs is also subject to the participant’s continued employment with the Company through the end of the performance period. The PSUs were valued through the use of a Monte Carlo model and the related compensation expense is recognized over the three-year performance period.
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
During the nine months ended September 30, 2020, the performance period related to PSUs awarded in conjunction with the 2017 annual awards ended. There was no payout as the Company's TSR rank did not exceed the minimum required threshold for payout and 262,787 PSUs were forfeited.

WPG Restricted Stock Units
During the nine months ended September 30, 2020 and 2019, the Company awarded 1,231,188 RSUs, with a grant date fair value of $0.8 million, and 331,792 RSUs, with a grant-date fair value of $1.5 million, respectively, to certain employees and non-employee members of the Board. The RSUs are service-based awards and the related fair value is expensed over the applicable service periods, except in instances that result in accelerated vesting due to severance arrangements or retirement of Board members.
Stock Options
During the nine months ended September 30, 2020, no stock options were granted to employees, no stock options were exercised by employees and 31,434 stock options were canceled, forfeited or expired. As of September 30, 2020, there were 569,855 stock options outstanding. During the nine months ended September 30, 2019, no stock options were granted to employees, 391 stock options were exercised by employees and 66,053 stock options were canceled, forfeited or expired.
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
Share Award Related Compensation Expense
During the three and nine months ended September 30, 2020, the Company recorded compensation expense pertaining to the awards granted of $1.8 million and $5.6 million, respectively, in general and administrative and property operating expense within the consolidated statements of operations and comprehensive loss. During the three and nine months ended September 30, 2019, the Company recorded compensation expense pertaining to the awards granted of $2.1 million and $5.9 million, respectively, in general and administrative and property operating expense within the consolidated statements of operations and comprehensive loss. In certain instances, employment agreements and stock compensation programs provide for accelerated vesting when executives are terminated without cause. Additionally, the Committee may, in its discretion, accelerate the vesting for retiring Board members.
Distributions
For the three months ended September 30, 2020, no common share/unit dividends were declared by the Board as common share/unit dividends were temporarily suspended in April 2020 in response to the COVID-19 pandemic. For the nine months ended September 30, 2020, the Board declared common share/unit dividends of $0.125. During the three and nine months ended September 30, 2019, the Board declared common share/unit dividends of $0.25 and $0.75 per common share/unit, respectively.

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
Acquisitions.    We pursue the acquisition of properties that meet our strategic criteria. No acquisitions were completed during the nine months ended September 30, 2020.
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
During the nine months ended September 30, 2020, we completed the sale of 3 outparcels to Four Corners. The allocated purchase price was $4.0 million (see details under "Overview - Basis of Presentation - Four Corners Outparcel Sales").
Additionally, during the nine months ended September 30, 2020, the Company sold certain undeveloped and developed land parcels for an aggregate purchase price of $2.4 million.
In connection with the sales noted above, the Company recorded net gains of $1.6 million and $28.8 million for the three and nine months ended September 30, 2020, respectively, which are included in gain on disposition of interests in properties, net in the consolidated statements of operations and comprehensive loss. The net proceeds were used to fund ongoing redevelopment efforts and for general corporate purposes.
Development Activity
New Development, Expansions and Redevelopments.  We routinely incur costs related to construction for significant redevelopment and expansion projects at our properties. Prior to the COVID-19 pandemic, we planned to invest approximately $90 million to $110 million for our pro-rata share of development costs for fiscal year 2020. While we maintain our commitment to complete our redevelopment projects, we have deferred some of the capital spend to 2021 as some of our retailers plan to open later than originally planned. We now anticipate our share of development costs to be approximately $25 million for the remainder of fiscal year 2020. Our estimated stabilized return or yield, on invested capital typically ranges in the high single digits.
We have identified 30 department stores (Sears, The Bon-Ton Stores, and one former Belk store) in our Tier 1 and open air portfolio that we plan to redevelop and we are actively working on repositioning. Of these locations, two are operating Sears locations, resulting in 28 that we can currently develop. At the end of the third quarter 2020, 18 of these former department store locations have been addressed with signed letters of intent (LOIs), fully executed leases, or replacement tenant openings. Many projects are actively under construction and three replacement stores opened in 2019. We have had five additional replacement tenants open since the first quarter of 2020, with the two most recent openings of Dunham's Sports at Markland Mall in Kokomo, Indiana and Ollie's Bargain Outlet at Morgantown Mall in Morgantown, West Virginia. These former department store locations represent an opportunity to enhance the experience at the property by bringing in offerings such as dining, grocery, entertainment, home furnishings, and mixed-use components as well as dynamic retail offerings. These stores are in our Tier 1 and open air properties and exclude department stores that are owned by third parties, such as Seritage. With $50 million already incurred as of the end of 2019, we plan to spend up to an additional $300 million over the next three to four years to complete the redevelopment of these former department stores. The progress on some of these repositioning projects are discussed below:

•At Markland Mall, we replaced a former Carson Pirie Scott department store with Dunham’s Sports in September 2020. This compliments the recent redevelopment of the former Sears at the property that was replaced with Ross Dress for Less, PetSmart, Party City and Aldi Grocery.
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
•At WestShore Plaza, in Tampa, Florida, we terminated the Sears lease during the first quarter of 2019, and we plan to bring a mixed use component to the center. In addition to gaining control of the former Sears location, we purchased a parcel that is currently leased to office tenants. Acquiring this high-visibility corner allows a more strategic approach as we add our exciting mixed-use component to the property.
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
•At Morgantown Mall, we added a 70,000 square foot Dunham’s Sports store, which opened in April 2020, to replace a former Elder-Beerman (former Bon-Ton, Inc. Stores). In addition, WVU Medicine repurposed the former Sears location as a logistics, distribution and fulfillment center serving the broader WVU Medicine network, and opened in July 2020. Finally, Ollie's Bargain Outlet opened in October 2020, occupying a portion of space in the former Belk location and we are working plans to lease the remaining space to a potential entertainment user.
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

We continue construction on the final phase of Fairfield Town Center, located in the Houston, Texas metropolitan area. This final phase will add an additional 130,000 square feet of new GLA to accommodate strong demand, resulting in close to 500,000 square feet of GLA upon completion. Leasing for this new phase is over 97% committed, including deals with a national theater and a national value fashion apparel retailer. The estimated investment in this development will be approximately $28 million, and we had our first tenant, Burlington Coat Factory, open in September 2020 and we expect additional tenants to open through the remainder of 2020 and throughout 2021.
At The Outlet Collection® | Seattle, in Auburn, Washington, FieldhouseUSA opened in October 2020 in a former Sam’s Club store. FieldhouseUSA specializes in sporting leagues, events and tournaments by offering year-round league and tournament play in team sports such as basketball, soccer, volleyball and flag football in addition to programs such as birthday parties, corporate events, performance training and skills training. This use will greatly complement the recently added Dave & Buster’s at the property and we anticipate announcing further details about this exciting redevelopment in the near future. The estimated investment in the redevelopment will be between $11 million and $13 million and the yield is anticipated to be approximately 9% - 10%.
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
Capital Expenditures
The following table summarizes total consolidated capital expenditures on a cash basis for the nine months ended September 30, 2020 (in thousands):

Redevelopments and expansions	$92,970
Tenant allowances	15,393
Operational capital expenditures	15,621
Total(1)	$123,984
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
We determine FFO based on the definition set forth by the National Association of Real Estate Investment Trusts, or NAREIT, as net income (loss) computed in accordance with GAAP:
•excluding real estate related depreciation and amortization;
•excluding gains and losses from extraordinary items and cumulative effects of accounting changes;
•excluding gains and losses from the sales or disposals of previously depreciated retail operating properties;
•excluding gains and losses upon acquisition of controlling interests in properties;
•excluding impairment charges of depreciable real estate;
•plus the allocable portion of FFO of unconsolidated entities accounted for under the equity method of accounting based upon economic ownership interest.
We include in FFO gains and losses realized from the sale of land, marketable and non-marketable securities, and investment holdings of non-retail real estate.
You should understand that our computation of these non-GAAP measures might not be comparable to similar measures reported by other REITs and that these non-GAAP measures:
•do not represent cash flow from operations as defined by GAAP;
•should not be considered as alternatives to net (loss) income determined in accordance with GAAP as a measure of operating performance; and
•are not alternatives to cash flows as a measure of liquidity.

The following schedule reconciles total FFO to net loss for the three and nine months ended September 30, 2020 and 2019 (in thousands, except share/unit amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(48,061)	$(1,665)	$(133,914)	$(21,108)
Less: Preferred dividends and distributions on preferred operating partnership units	(3,568)	(3,568)	(10,704)	(10,704)
Adjustments to Arrive at FFO:
Real estate depreciation and amortization, including joint venture impact	67,183	81,155	200,684	239,060
Impairment loss, including (gain) on disposition of interests in properties, net	1,067	24,992	774	24,992
FFO of the Operating Partnership (1)	16,621	100,914	56,840	232,240
FFO allocable to limited partners	2,540	15,695	8,728	36,165
FFO allocable to common shareholders/unitholders	$14,081	$85,219	$48,112	$196,075

Diluted loss per share/unit	$(0.23)	$(0.02)	$(0.64)	$(0.14)
Adjustments to arrive at FFO per share/unit:
Real estate depreciation and amortization, including joint venture impact	0.30	0.36	0.89	1.07
Impairment loss, including (gain) on disposition of interests in properties, net	0.00	0.11	0.00	0.11
Diluted FFO per share/unit	$0.07	$0.45	$0.25	$1.04

Weighted average shares outstanding - basic	191,190,438	188,603,382	190,294,891	188,392,694
Weighted average limited partnership units outstanding	34,479,892	34,735,136	34,519,629	34,739,598
Weighted average additional dilutive securities outstanding (2)	—	837,529	—	543,925
Weighted average shares/units outstanding - diluted	225,670,330	224,176,047	224,814,520	223,676,217

(1)    FFO of the operating partnership decreased $175.4 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. During the nine months ended September 30, 2020, comparable NOI decreased $97.2 million, which can be primarily attributed to the economic impact of the COVID-19 pandemic. Also, during the nine months ended September 30, 2019, we recorded a $38.9 million gain on extinguishment of debt, which primarily related to the transition of Towne West Square to the lender. There were no such transactions during the nine months ended September 30, 2020. Additionally when comparing the nine months ended September 30, 2020 to 2019, we received $18.7 million less in FFO from the sale of outparcels and properties. Lastly, during the nine months ended September 30, 2020, we recorded an $11.2 million impairment on a note receivable that related to seller bridge financing that the Company provided in connection with a failed sale-leaseback transaction that occurred during the fourth quarter of 2019.

(2)    The weighted average additional dilutive securities for the three and nine months ended September 30, 2019 are excluded for purposes of calculating diluted loss per share/unit because their effect would have been anti-dilutive.

We deem NOI and comparable NOI to be important measures for investors and management to use in assessing our operating performance, as these measures enable us to present the core operating results from our portfolio, excluding certain non-cash, corporate-level and nonrecurring items. Specifically, we exclude from operating income the following items in our calculations of comparable NOI:
•straight-line rents and fair value rent amortization;
•management fee allocation to promote comparability across periods; and
•termination income, out-parcel sales and material insurance proceeds, which are deemed to be outside of normal operating results.
The following schedule reconciles comparable NOI for our Tier 1 and open air properties to net loss and presents comparable NOI percent change for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(48,061)	$(1,665)	$(133,914)	$(21,108)
Loss from unconsolidated entities	5,515	241	11,301	2,002
Income and other taxes	154	(120)	130	465
Gain on extinguishment of debt, net	—	(38,913)	—	(38,913)
Impairment on note receivable	—	—	11,237	—
Gain on disposition of interests in properties, net	(1,620)	(9,825)	(28,812)	(26,056)
Interest expense, net	39,725	38,833	115,805	114,806
Operating (loss) income	(4,287)	(11,449)	(24,253)	31,196

Depreciation and amortization	58,063	70,948	173,147	209,142
Impairment loss	1,067	28,936	26,186	28,936
General and administrative	11,107	12,210	34,721	39,459
Fee income	(2,087)	(3,242)	(5,504)	(8,669)
Management fee allocation	79	39	115	124
Pro-rata share of unconsolidated joint ventures in comp NOI	11,412	17,619	39,391	52,443
Property allocated corporate expense	4,269	4,342	13,216	12,675
Non-comparable properties and other (1)	1,471	(15)	2,740	(888)
NOI from sold properties	30	(1,137)	(62)	(4,681)
Termination income	(172)	(100)	(278)	(1,512)
Straight-line rents, net of change in assessment of collectibility	(1,429)	(1,036)	64	(2,943)
Ground lease adjustments for straight-line and fair market value	5	5	15	15
Fair market value and inducement adjustments to base rents	(4,776)	(915)	(7,407)	(5,302)
Less: Tier 2 and noncore properties (2)	(2,422)	(8,907)	(17,357)	(29,616)

Comparable NOI - Tier 1 and open air properties	$72,330	$107,298	$234,734	$320,379
Comparable NOI percentage change - Tier 1 and open air properties	(32.6)%		(26.7)%

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk from changes in interest rates, primarily LIBOR. We seek to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs by closely monitoring our variable rate debt and converting such debt to fixed rates when we deem such conversion advantageous. From time to time, we may enter into interest rate swap agreements or other interest rate hedging contracts. While these agreements are intended to lessen the impact of rising interest rates, they also expose us to the risks that the other parties to the agreements will not perform, we could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly effective cash flow hedges under GAAP guidance. As of September 30, 2020, $812.0 million (excluding debt issuance costs of $11.7 million) of our aggregate consolidated indebtedness (24.8% of total consolidated indebtedness) was subject to variable interest rates, excluding amounts outstanding under variable rate loans that have been hedged to fixed interest rates.
During the third quarter of 2020, these debt agreements were modified and are now subject to a LIBOR floor of 50 basis points. As such, our future earnings and cash flows would only be impacted to the extent LIBOR rates exceed 50 basis points. Based upon our variable rate debt balance and corresponding LIBOR floors in place as of September 30, 2020, a 50 basis point increase in LIBOR rates would result in a decrease in earnings and cash flow of $1.2 million annually. This assumes that the amount outstanding under our variable rate debt remains at $812.0 million, the balance as of September 30, 2020.
Item 4.Controls and Procedures
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
Changes in Internal Control Over Financial Reporting.  There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Changes in Internal Control Over Financial Reporting.  There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.Legal Proceedings
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
Item 1A.Risk Factors
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
COVID-19 Related Risk Factors
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

The existence and persistence of the COVID-19 pandemic and related mitigation efforts have resulted in travel restrictions and plant shutdowns, all of which have impacted, and could continue to impact, our tenants’ supply chains and, ultimately, retail product availability. State and local stay at home orders, occupancy restrictions, masking/face covering requirements and social distancing as a result of the COVID-19 outbreak have impacted and continue to impact customer traffic at our properties. Even though such orders have been lifted in places, customer traffic may continue to be adversely impacted, which in light of the approaching holiday shopping season, could adversely impact sales for some of our tenants, which in turn could negatively impact our fiscal results and operations. The COVID-19 outbreak has resulted in property shutdowns, and may result in additional shutdowns of our retail properties, particularly in certain geographies reporting increasing diagnoses of the virus or related illnesses. The extent of the outbreak and its impact on our tenants and our operations is uncertain, but a prolonged outbreak as well as related mitigation efforts could continue to have a material impact on our revenues and could materially and adversely affect our business, results of operations and financial condition.
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
Our open air properties and enclosed retail properties are typically anchored by department stores and other large nationally or regionally recognized tenants. The existence and persistence of the COVID-19 pandemic and related mitigation efforts may result in department store or major tenant closing or reducing operations for a significant period of time which might result in decreased customer traffic, which could lead to decreased sales at our properties and adversely impact our ability to successfully execute our leasing strategy and operational objectives. Department store or major tenants may seek, and have sought, concessions from us for paying lease charges as a result of such mandatory closures or reduced hours. There are no assurances that customer traffic will return as high as pre-COVID-19 rates, which in light of the approaching holiday shopping season, could adversely impact sales for some of our tenants, which in turn could negatively impact our fiscal results and operations.
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
As a result of the related events due to the COVID-19 pandemic, we may experience a material adverse effect on our income and expenses. COVID-19’s impact on our income and expenses may also impact our ability to maintain compliance with our credit facility and bond covenants. While we have received certain covenant relief through the third quarter of 2021 related to our credit facility and we project to remain in compliance, with the continued uncertainty caused by the COVID-19 pandemic, significant risks remain with respect to these projections and any material adverse effect on our income and expenses could impact our ability to maintain compliance with our credit facility and bond covenants, which could create substantial doubt about our ability to continue as a going concern through November 6, 2021.
Risk Factor Associated with Reverse Stock Split
On December 17, 2020, WPG Inc. will hold a virtual special meeting of its common shareholders to vote on a proposal authorizing the amendment of the WPG Inc. Amended and Restated Articles of Incorporation to effect a one (1) for nine (9) reverse stock split of the common shares of WPG Inc. As mentioned earlier in this Form 10-Q, the implementation of the reverse share split is intended to increase the per share trading price of the common shares of WPG Inc. in order to satisfy the continued listing criteria set forth in Section 802.01C of the Listed Company Manual of the New York Stock Exchange and cure the noncompliance notification received by WPG Inc. on April 28, 2020.

While we believe that a higher share price may help generate investor interest in our common stock, the reverse stock split may not result in a share price that will attract brokers, institutional investors or investment funds or satisfy the investing guidelines of institutional investors or investment funds. The market price of the common stock is also based on our performance and other factors, which are unrelated to the number of shares of the common stock outstanding. There are numerous factors and contingencies that could affect our share price following the reverse stock split, including the status of the market for the common stock at the time, our reported results of operations in future periods and general economic, market and industry conditions. Accordingly, although the price of the common stock may increase immediately following the reverse stock split, there can be no assurance that the market will sustain any such increase. If the market price of the common stock declines after the reverse stock split, our total market capitalization (the aggregate value of all of our outstanding common stock at the then existing market price) after the reverse split will be lower than before the reverse split. In addition, a decline in the market price of the common stock after the reverse stock split may result in a greater percentage decline than would occur in the absence of a split.
Following the reverse stock split, our outstanding common shares would be reduced, which may lead to reduced trading volume and less liquidity for the common stock. That may increase the volatility of our common share price. The reverse stock split may result in some WPG Inc. common shareholders owning “odd lots” of less than 100 shares of the common stock on a post-split basis. Odd lots may be more difficult to sell, or require greater transaction costs per share to sell, than shares in lots of even multiples of 100 shares.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3.    Defaults Upon Senior Securities
Not applicable.
Item 4.Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Not applicable.

Item 6.    Exhibits

Exhibit Number	Exhibit Descriptions
10.1
Amendment No. 1, dated as of August 13, 2020, to the Amended and Restated Revolving Credit and Term Loan Agreement, by and among Washington Prime Group, L.P., the lenders party thereto, and Bank of America, N.A., as Administrative Agent for the lenders thereunder (incorporated by reference to Form 8-K filed on August 17, 2020).

10.2
Amendment No. 2, dated as of August 13, 2020, to the Term Loan Agreement, by and among Washington Prime Group, L.P., the lenders party thereto, and PNC Bank, N.A., as Administrative Agent for the lenders thereunder (incorporated by reference to Form 8-K filed on August 17, 2020).

10.3
Third Amendment, dated as of August 13, 2020, to the Senior Secured Term Loan Agreement, by and among Washington Prime Group, L.P., WTM Stockton, LLC, the lenders party thereto, and The Huntington National Bank, as Administrative Agent for the lenders thereunder (incorporated by reference to Form 8-K filed on August 17, 2020).

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

Date:	November 6, 2020	By:	/s/ Mark E. Yale
Mark E. Yale Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	November 6, 2020	By:	/s/ Melissa A. Indest
Melissa A. Indest Executive Vice President, Finance and Chief Accounting Officer (Principal Accounting Officer)