Form 10-K
period 2020-12-31
WASHINGTON PRIME GROUP INC.; Washington Prime Group, L.P.
filed 2021-03-16
CIK 1594686, 1610911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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
Washington Prime Group Inc.: None
Washington Prime Group, L.P.: Units of limited partnership interest (432,414 units outstanding as of March 15, 2021)

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

Washington Prime Group Inc.	Large accelerated filer	☐	Accelerated filer	☒	Emerging growth company	☐
	Non-accelerated filer	☐	Smaller reporting company	☒

Washington Prime Group, L.P.	Large accelerated filer	☐	Accelerated filer	☐	Emerging growth company	☐
	Non-accelerated filer	☒	Smaller reporting company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
Washington Prime Group Inc. ☐                Washington Prime Group, L.P. ☐

Indicate by checkmark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal controls over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.
Washington Prime Group Inc.     Yes ☒ No ☐        Washington Prime Group, L.P.     Yes  ☒ No ☐

Indicate by check mark whether Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).
Washington Prime Group Inc. Yes  ☐ No ☒        Washington Prime Group, L.P. Yes  ☐ No ☒

The aggregate market value of shares of common stock held by non-affiliates of Washington Prime Group Inc. was approximately $153.9 million based on the closing sale price on the New York Stock Exchange for such stock on June 30, 2020.

As of March 15, 2021, Washington Prime Group Inc. had 24,306,288 shares of common stock outstanding. Washington Prime Group, L.P. has no publicly traded equity and no common stock outstanding.

Documents Incorporated By Reference
Portions of Washington Prime Group Inc.'s Proxy Statement in connection with its 2021 Annual Meeting of Stockholders are incorporated by reference in Part III.

EXPLANATORY NOTE
This report combines the annual reports on Form 10-K for the fiscal year ended December 31, 2020 of Washington Prime Group® Inc. and Washington Prime Group®, L.P. Unless stated otherwise or the context requires otherwise, references to “WPG Inc.” mean Washington Prime Group® Inc., an Indiana corporation, and references to “WPG L.P.” mean Washington Prime Group®, L.P., an Indiana limited partnership, and its consolidated subsidiaries, in cases where it is important to distinguish between WPG Inc. and WPG L.P. We use the terms “WPG,” the “Company,” “we,” “us,” and “our,” to refer to WPG Inc., WPG L.P., and entities in which WPG Inc. or WPG L.P. (or any affiliate) has a material interest on a consolidated basis, unless the context indicates otherwise.
WPG Inc. operates as a self-managed and self-administered real estate investment trust (“REIT”). WPG Inc. owns properties and conducts operations through WPG L.P., of which WPG Inc. is the sole general partner and of which it held approximately 84.8% of the partnership interests (“OP units”) at December 31, 2020. The remaining OP units are owned by various limited partners. As the sole general partner of WPG L.P., WPG Inc. has the exclusive and complete responsibility for WPG L.P.’s day-to-day management and control. Management operates WPG Inc. and WPG L.P. as one enterprise. The management of WPG Inc. consists of the same persons who direct the management of WPG L.P. As general partner with control of WPG L.P., WPG Inc. consolidates WPG L.P. for financial reporting purposes, and WPG Inc. does not have significant assets other than its investment in WPG L.P. Therefore, the assets and liabilities of WPG Inc. and WPG L.P. are substantially the same on their respective consolidated financial statements and the disclosures of WPG Inc. and WPG L.P. also are substantially similar.
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
On November 19, 2020, the Securities and Exchange Commission ("SEC") adopted amendments to Items 301, 302 and 303 of Regulation S-K, which became effective on February 10, 2021. Although mandatory compliance is not required until our fiscal year ending December 31, 2021, early adoption is permitted and we have elected to early adopt amended Item 301 of Regulation S-K in this Annual Report on Form 10-K for our fiscal year ended December 31, 2020.

WASHINGTON PRIME GROUP INC. AND WASHINGTON PRIME GROUP, L.P.
Annual Report on Form 10-K
December 31, 2020

Part I
Item 1.    Business
Unless the context otherwise requires, references to "WPG," "the Company," "we," "us" or "our" refer to Washington Prime Group® Inc. ("WPG Inc."), Washington Prime Group, L.P. ("WPG L.P.") and entities in which WPG Inc. or WPG L.P. (or any affiliate) has a material ownership or financial interest, on a consolidated basis.
General
WPG Inc. is an Indiana corporation that operates as a fully integrated, self-administered and self-managed real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended (the "Code"). WPG Inc. will generally qualify as a REIT for U.S. federal income tax purposes as long as it continues to distribute at least 90% of its REIT taxable income, exclusive of net capital gains, and satisfy certain other requirements. WPG Inc. will generally be allowed a deduction against its U.S. federal income tax liability for dividends paid by it to REIT shareholders, thereby reducing or eliminating any corporate level taxation to WPG Inc. WPG L.P. is WPG Inc.'s majority-owned limited partnership subsidiary that owns, develops, and manages, through its affiliates, all of WPG Inc.'s real estate properties and other assets. WPG Inc. is the sole general partner of WPG L.P. We own, develop and manage enclosed retail properties and open air properties. As of December 31, 2020, our assets consisted of material interests in 101 shopping centers in the United States, comprised of approximately 53 million square feet of managed gross leasable area ("GLA").
On December 17, 2020, the Company's common shareholders approved an amendment to the Company's Amended and Restated Articles of Incorporation that effectuated a reverse-stock split (the "Split"). See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K for additional details.
For a description of our other operational strategies and developments in our business during 2020 see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Form 10-K.
Recent Developments
Restructuring & Going Concern
The Company has engaged in discussions with certain holders of the Company’s Senior Notes due 2024 (the "Senior Notes") and certain other stakeholders with respect to potential deleveraging or restructuring transactions. These discussions have included negotiations of the terms and conditions of a financial restructuring (the "Restructuring") of the existing debt of, existing equity interests in, and certain other obligations of the Company and certain of its direct and indirect subsidiaries (the "Company Parties"). The Restructuring may need to be implemented pursuant to a plan of reorganization (a "Plan") to be filed in cases commenced under chapter 11 ("Chapter 11 Cases") of the United States Bankruptcy Code (the "Bankruptcy Code"). Although the Company continues to be open to all discussions with the holders of the Senior Notes and its other stakeholders regarding a potential Restructuring, there can be no assurance we will reach an agreement regarding a Restructuring in a timely manner, on terms that are attractive to us, or at all. The Company expects to continue to provide quality service to its customers without interruption and work with its business partners as usual during the course of these discussions and any potential transaction.
On February 15, 2021, we deferred the approximately $23.2 million semi-annual interest payment due on the Senior Notes and commenced a 30-day grace period under the terms of the indenture governing the Senior Notes. We elected to enter into the grace period in order to collaborate with our stakeholders regarding the Restructuring. The Company does not expect to make the interest payment on the last day of such grace period. The failure to make the interest payment will result in an event of default on March 17, 2021 under the indenture governing the Senior Notes, which will result in a cross default under the credit agreements governing our credit facilities. On March 16, 2021, we entered into forbearance agreements (the "Forbearance Agreements") with certain holders of our Senior Notes and the administrative agents of our corporate credit facilities, on behalf of the lenders under such facilities, pursuant to which, among other things, the forbearing parties agreed not to exercise any rights and remedies available to them under the indenture governing the Senior Notes or applicable credit agreement, as applicable, related to the missed interest payment or certain other defaults (in the case of the credit agreements) until the earlier of March 31, 2021 and the occurrence of any of the early termination events specified in the agreements (the "Forbearance Periods"). There are no assurances that we will be able to extend the Forbearance Periods or that our lenders or noteholders will not accelerate our indebtedness outstanding under the Senior Notes or our credit facilities after the expiration of the Forbearance Periods.
Our intentions are to consummate the Restructuring and to generate sufficient liquidity from the Restructuring to meet our obligations and operating needs. These factors, among others, create substantial doubt about the Company’s ability to continue as a going concern.

See “Risk Factors - Risks Related to Liquidity and Financing Activity,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments” and Note 2 of the Notes to Consolidated Financial Statements for more information on the Restructuring and the risks related thereto. Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments” and Note 2 of the Notes to Consolidated Financial Statements for further discussion of the Company’s ability to continue as a going concern and Note 6 for further detail of our debt obligations as of and for the year ended December 31, 2020.
COVID-19 Impact
During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus ("COVID-19"). The pandemic has significantly impacted the economic conditions in the United States, with accelerated effects since March 2020 as federal, state and local governments react to the public health crisis, creating significant uncertainties in the United States economy and infrastructure. While certain of our shopping centers were impacted by jurisdictional closures or capacity limitations during the second quarter of 2020, all of our shopping centers were open as of December 31, 2020, albeit subject to certain applicable operational limitations and restrictions. In response to these closures and capacity limitations, we granted rent relief to certain of our tenants through a combination of rent deferrals and rent abatements, which have resulted in a reduction to our fiscal year 2020 rental income by approximately $24.1 million due to the rent abatements, with additional impact to our fiscal year 2020 operating cash flows due to the rent deferrals. Additionally, as part of our continual assessment of the future collectibility of rents, we recorded an adjustment to rental income of approximately $52.4 million, including the change in estimate of collectibility of accrued (straight-line) rent. The COVID-19 global pandemic also resulted in the Company taking cost saving and capital preservation steps during 2020. For a complete list of these steps, see Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K.
Segments
Our primary business is the ownership, development and management of retail real estate within the United States. We have aggregated our operations, including enclosed retail properties and open air properties, into one reportable segment because they have similar economic characteristics and we provide similar products and services to similar types of tenants and, in many cases, the same tenants. For the year ended December 31, 2020, Signet Jewelers, Ltd. (based on common parent ownership of tenants including, but not limited to, Body by Pagoda, Jared's, Kay Jewelers, Piercing Pagoda, and Zales Jewelers) accounted for approximately 2.7% of our base minimum rents. Further, Signet Jewelers, Ltd., Dick's Sporting Goods (based on common parent ownership including Dick's Sporting Goods, Field & Stream, and Golf Galaxy) and Footlocker, Inc. (based on common parent ownership including Champs Sports, Foot Action USA, Footlocker, Kids Footlocker, and Lady Footlocker), in aggregate, comprised approximately 6.8% of our base minimum rents. Additionally, at this time, we have eight retail companies on our high risk credit watch list, representing 59 stores and approximately 4% of our total rents. See Item 2. "Properties" for further information on tenant mix.
Risk Factor Summary
The following summarizes the principal factors that make an investment in our Company speculative or risky, all of which are more fully described in the Item 1A. Risk Factors. This summary should be read in conjunction with the Item 1A. Risk Factors and should not be relied upon as an exhaustive summary of the material risks facing our business. The order of presentation is not necessarily indicative of the level of risk that each factor poses to us.
Risks Related to Liquidity and Financing Activity
Our capital structure involves exposure to risks, including those related to:
•our ability to comply with the terms of our debt agreements and applicable covenants, including as a result of the missed interest payment with respect to our Senior Notes and the defaults under the indenture governing our Senior Notes and our credit agreements;
•our ability to repay, restructure, or refinance existing and future debt on favorable terms, or at all;
•increases in interest rates;
•changes affecting the availability of LIBOR; and
•hedging of interest rate risk.

Risks Related to the COVID-19 Pandemic
Our operations are subject to various risks associated with the COVID-19 pandemic, including those related to:
•disruption in non-essential in-person retail and store closures;
•revenue declines due to shutdowns and bankruptcies;
•delays in redevelopments;
•asset impairments;
•volatility in the economy and workforce (including our own); and
•covenant compliance and remaining a going concern.
Risks Related to Our Business and Operations
Our business model and the operations of our business involve various risks, including those related to:
•our ability to renew leases or relet our properties at favorable terms;
•increases in expenses that can be reimbursed through leases;
•reliance on anchor stores or major tenants to maintain occupancy at our properties;
•costs related to acquire, develop or re-develop properties;
•asset impairments;
•competition from nearby shopping centers;
•loss of key personnel;
•our joint venture structures and relationships;
•financial health of our tenants; and
•economic and market conditions.
Risks Related to Environmental Issues
Due to the nature of our business, we are exposed to certain environmental risks, including those related to:
•environmental remediation issues;
•environmental regulatory requirements;
•uninsured losses or losses in excess of insured amounts; and
•climate change and natural disasters.
Risks Related to Technology
We are exposed to certain technology risks, including those related to:
•implementation of new systems or upgrades to existing systems; and
•cybersecurity incidents.
Risks Related to the Separation from Simon Property Group ("SPG")
We are exposed to certain risks related to our separation from SPG, including those related to:
•potential indemnification liabilities to SPG; and
•insufficient indemnities from SPG to insure use against potential pre-distribution liabilities.
Risks Related to WPG Inc.'s Status as a REIT
As a result of our status as a REIT, we are exposed to various risks, including those related to:
•our ability to remain qualified as a REIT;
•exposure to legislative, administrative, regulatory or other actions affecting REITs and our stockholders;
•distribution and other requirements of a REIT and;
•share ownership limits of REITs.

Risks Related to Our Common and Preferred Shares/Units
Our common and preferred shares/units are exposed to certain risks, including those related to:
•timing, amount or payment of distributions, if any;
•volatility of the market value or trading price of common and preferred shares;
•future dilution of ownership;
•limits on our ability to execute transactions that shareholders may consider favorable due to certain provisions in our articles of incorporation, bylaws, and/or limited partnership agreements and;
•significant shareholder influence that may be adverse to our best interests and those of other shareholders.
Risks Related to Regulatory Requirements
As a public company, we are exposed to certain risks, including those related to:
•our failure to maintain effective internal controls over financial reporting in accordance with the Sarbanes-Oxley Act.
Other Policies
The following is a discussion of our investment policies, financing policies, conflicts of interest policies and policies with respect to certain other activities. One or more of these policies may be amended or rescinded from time to time without a stockholder vote.
Investment Policies
We are in the business of owning, managing, developing, and operating enclosed and open air retail properties across the United States and while we emphasize these real estate investments, we may also invest in equity or debt securities of other entities engaged in real estate activities or securities of other issuers. However, any of these investments would be subject to the percentage ownership limitations and gross income tests necessary for REIT qualification of WPG Inc. under federal tax laws as well as our own internal policies concerning conflicts of interest and related party transactions. These REIT limitations mean that we cannot make an investment that would cause our real estate assets to be less than 75% of our total assets. We must also derive at least 75% of our gross income directly or indirectly from investments relating to real property or mortgages on real property, including "rents from real property," dividends from other REITs and, in certain circumstances, interest from certain types of temporary investments. In addition, we must also derive at least 95% of our gross income from such real property investments, and from dividends, interest and gains from the sale or dispositions of stock or securities or from other combinations of the foregoing.
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
Financing Policies
Because WPG Inc.'s REIT qualification requires it to distribute at least 90% of its taxable income, exclusive of net capital gains, we may from time to time access the capital markets to raise the funds necessary to finance operations, acquisitions, strategic investments, development and redevelopment opportunities, and to refinance maturing debt. We must comply with customary covenants contained in our financing agreements that limit our ratio of debt to total assets or market value, as defined in such agreements. For example, WPG L.P.'s current line of credit and term loans contain covenants that restrict the total amount of debt of WPG L.P. to 60% of total assets, as defined under the related agreements, and secured debt to 40% of total assets, with slight easing of restrictions during the four trailing quarters following a portfolio acquisition. In addition, these agreements contain other covenants requiring compliance with financial ratios. Furthermore, the amount of debt that we may incur is limited as a practical matter by our desire to maintain acceptable ratings for our equity securities and debt securities of WPG L.P.
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
We expect most future borrowings would be made through WPG L.P. or its subsidiaries. Borrowings may be in the form of bank borrowings, publicly and privately placed debt instruments, or purchase money obligations to the sellers of properties. Any such indebtedness may be secured or unsecured. Any such indebtedness may also have full or limited recourse to the borrower or be cross-collateralized with other debt, or may be fully or partially guaranteed by WPG L.P. Although we may borrow to fund the payment of dividends, we currently have no expectation that we will regularly do so. See "Financing and Debt" within Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Form 10-K for a discussion of our debt arrangements as of December 31, 2020.
We could potentially issue additional debt securities through WPG L.P., and we may issue such debt securities which may be convertible into capital stock or be accompanied by warrants to purchase capital stock. We also may sell or securitize our lease receivables.
We may also finance acquisitions through the issuance of common shares or preferred shares, the issuance of additional units of partnership interest in WPG L.P., the issuance of preferred units of WPG L.P., the issuance of other securities including unsecured notes and mortgage debt, or sale or exchange of ownership interests in properties, including through the formation of joint venture agreements or other arrangements.
WPG L.P. may also issue units to transferors of properties or other partnership interests which may permit the transferor to defer gain recognition for tax purposes.
We do not have a policy limiting the number or amount of mortgages that may be placed on any particular property. Mortgage financing instruments, however, usually limit additional indebtedness on such properties. Additionally, credit facilities, unsecured note indentures and other contracts may limit our ability to borrow and contain limits on the amount of secured indebtedness we may incur.
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
In addition, we have a Code of Business Conduct and Ethics, which applies to all of our officers, directors, and employees. At least a majority of the members of WPG Inc.'s Board of Directors, Governance and Nominating Committee, Audit Committee and Compensation Committee must qualify as independent under the listing standards for New York Stock Exchange listed companies. Any transaction between us and any officer, WPG Inc. director or any family member of any of the foregoing persons, or 5% shareholder of WPG Inc. must be approved or ratified pursuant to our related party transaction policy.

Policies With Respect To Certain Other Activities
We intend to make investments which are consistent with WPG Inc.'s qualification as a REIT, unless the Board of Directors determines that it is no longer in WPG Inc.'s best interests to so qualify as a REIT. The Board of Directors may make such a determination because of changing circumstances or changes in the REIT requirements. Subject to the approval of our Board of Directors, the REIT requirements permit us to offer shares of our capital stock or other securities in exchange for property. Additionally, subject to the approval of our Board of Directors, the REIT requirements permit us to repurchase or otherwise reacquire our shares or any other securities. We may issue shares of our common stock, or cash at our option, to holders of units in future periods upon exercise of such holders' rights under the Operating Partnership agreement. Our policy prohibits us from making any loans to our directors or executive officers for any purpose. We may make loans to the joint ventures in which we participate. Additionally, we may make or buy interests in loans for real estate properties owned by others.
Competition
The retail real estate industry is dynamic and competitive. We compete with other public and private real estate companies, including those that manage and own malls, power centers, strip centers, lifestyle centers, outlet centers, and community centers, as well as other commercial real estate developers and real estate owners, particularly those with properties near our properties, on the basis of several factors including quality, design, and location as well as rental rates. We also compete with these companies to attract customers to our properties by attracting and retaining a diverse mix of anchor, in-line and other tenants. We believe these tenants consider all of the aforementioned factors as well as consumer demographics and management and operational expertise when making their leasing decisions.
In addition, because our revenue potential is linked to the success of our retailers, we indirectly share exposure to the same competitive factors and market forces that our retail tenants experience in their respective markets when trying to attract individual shoppers. These dynamics include general competition from other retail properties and retailers, as well as competition from an increasing variety of different retail formats, including internet retailing sites and catalogs which provide retailers with distribution options beyond brick and mortar retail stores. The existence of these competitive alternatives could have a material adverse effect on our ability to lease, develop and redevelop traditional commercial retail space and on the level of rents we can obtain.
Seasonality
The shopping center business is, to some extent, seasonal in nature with tenants typically achieving the highest levels of sales during our fiscal fourth quarter due to the holiday season, which generally results in higher percentage rent income in the fourth quarter. Additionally, enclosed retail properties achieve a substantial portion of their specialty (temporary retailer) rents during the holiday season, with such tenants vacating early in the subsequent year. Thus, occupancy levels and revenue production are generally the highest in the fourth quarter of each year. Results of operations realized in any one quarter may not be indicative of the results likely to be experienced over the course of our fiscal year.
Environmental Matters
We are exposed to various environmental risks that may result in unanticipated losses and affect our operating results and financial condition. See Item 1A. "Risk Factors" for information concerning the potential effects of environmental regulations on our operations.
Intellectual Property
WPG L.P., by and through its affiliates, holds service marks registered with the United States ("U.S.") Patent and Trademark Office, including the terms Washington Prime Group® (expiration date January 2028), The Outlet Collection® (expiration date October 2023), Shelby’s Sugar Shop® (expiration date September 2028), and TANGIBLE® (expiration date September 2028) as well as the names of certain of our properties such as Scottsdale Quarter® (expiration date November 2029), Town Center at Aurora® (expiration date October 2026), and Polaris Fashion Place® (expiration date July 2022), and other marketing terms, phrases, and materials we use to promote our business, services, and properties. Additionally, WPG L.P. holds U.S. Patent No. 10,540,702 issued on January 21, 2020 and expiring September 19, 2037, which is used as part of the TANGIBLE technology.

Sustainability
ESG (Environmental, Social and Governance)
We know that ESG practices, otherwise known as sustainability, are important to our stakeholders, and they are important to the Company as we believe incorporating sustainable practices into our business model will add long term value to our portfolio of shopping centers and retail town centers. Sustainability is a strong commitment to the communities where we operate that allows us to embrace opportunities to improve the lives of our colleagues, guests, and the environment. Sustainability comes to life in the ways we manage and redevelop our retail town centers, provide dynamic experiences for our guests, conduct business with our partners, engage with our communities and create a productive and positive work environment for our colleagues.
The Board of Directors’ Sustainability Committee, as well as our internal, interdisciplinary ESG Executive Steering Committee and ESG Task Force, work together to make continuous enterprise-wide progress on our ESG objectives. While 2020 has provided for challenges due to the COVID-19 global pandemic, the Company executed the following key achievements:
•Completed an ESG materiality assessment to determine key areas of focus including sustainable infrastructure, diversity and inclusion, business ethics, resource management, climate change and engaging with tenants and suppliers on sustainability. The cross functional ESG Task Force collaborates on agreed upon actions to improve our systems and performance in key areas;
•Partnered with Electrify America and Tesla and installed nearly 200 electronic charging stations at 13 property locations, with an additional 75 to 100 charging stations in progress;
•Completed the installation an approximately 1,300 kilowatt ("kW") rooftop solar system at Weberstown Mall, located in Stockton, California. When considering the existing approximately 1,100 kW rooftop solar system at Jefferson Valley Mall, located in Yorktown Heights, New York, we expect to generate more than 2.5 million kW hours of green energy per year, or the lifetime equivalent of eliminating more than 80,000 barrels of oil;
•Completed Light Emitting Diode ("LED") retrofit projects at certain properties, earning recognition from Big Shine Energy, a supplier of energy efficient LED and HVAC services, as a recipient of their 2020 Sustainability Award;
•Launched an ESG microsite (www.washingtonprime.com/esg);
•Navigated the complex process of reopening our properties and staying open during the COVID-19 pandemic, prioritizing the safety of our guests, tenants and colleagues; in accordance with Centers for Disease Control ("CDC") guidelines, interior high touchpoint areas are frequently disinfected using EPA-approved sanitation chemicals and efforts allow for enhanced workspace cleaning; through on-site signage, digital communications, and active and ongoing encouragement by property security teams, we established our COVID-19 Code of Conduct and continue to remind our guests to self-screen before visiting our shopping centers and retail town centers, wear CDC-recommended facial coverings, and maintain six feet of distance;
•Established our WPG Cares initiative, where local management teams embrace their roles as community ambassadors and work with local organizations to transform our retail town centers into spaces for social good, completing over 1,000 community goodwill efforts, including serving as distribution centers for personal protective equipment and medical supplies, hosting COVID-19 testing sites, providing space for food drives and meal distribution services, hosting blood drives, providing a socially distant location for voter registration, serving as COVID-19 vaccination sites and much more;
•Established our Open for Small Business initiative, in conjunction with the Institute for Justice Clinic on Entrepreneurship and members of the University of Chicago faculty, to address some of the most pressing needs of small businesses as they navigate the COVID-19 global pandemic, including through the development of a standardized lease modification template;
•Provided approximately $7.0 million in rent subsidies to small businesses, including approximately $4.5 million in economic relief to minority owned small businesses, approximately $0.6 million in tenant allowances on new local and temporary deals, and approximately $0.5 million in emergency capital for existing local and regional tenants; as well as hosting more than 30 complimentary webinars which provide valuable resources and insights to small businesses;
•Established Retail To-Go to enable our tenants to continue doing business and stay connected with guests during the COVID-19 pandemic; we continue to support our retailers, restaurants and guests through Retail To-Go, where shoppers can make an order at participating businesses and then arrange for pick up at designated curbside locations; Retail To-Go continues to provide a contactless and convenient way for guests to shop at our shopping centers and retail town centers;

•Developed Well Picked Goods, a weekly digital curation of products from tenants at a particular retail town center, to maintain guest loyalty and incent a return to our retail town centers following COVID-19 temporary retail closures as selected by the property’s general manager; through Well Picked Goods, guests who purchased products from the curated list were eligible to receive a gift card once the retail town center reopened;
•Supported community-centric brands and provided support to small businesses during the COVID-19 pandemic through Tangible™ Collective, an innovative concept which brings together the best of brick-and-mortar and e-commerce and offers guests the opportunity to try unique, online-only products in a physical space;
•Established a partnership with the country’s largest not-for-profit freestanding pediatric health care network, Nationwide Children’s Hospital, for its On Our Sleeves™ movement to transform children’s mental health through education, advocacy and research; our KidX Clubs® shared weekly emails with resources and activities created by Nationwide Children’s Hospital behavioral health experts that were designed to enlighten families on mental health and overall wellness topics, as the COVID-19 pandemic has exacerbated mental health challenges for many children;
•Established a partnership with Highlights, an award-winning global family media brand, to launch our first virtual KidX Club® summer program at a time when working parents were scrambling to determine how best to support kids at home with limited childcare options; our KidX Club powered by Highlights@Home offered free, twice-weekly collections of themed activity packs, including stories, puzzles, videos, games, and suggestions for performing random acts of kindness; and
•Established drive-through events to support our communities during the back-to-school season which was disrupted by the COVID-19 pandemic, including events that encouraged guests to drop off items for our Stuff the Bus school supply drives resulting in more than 6,400 backpacks collected for students and teacher appreciation events which offered exclusive discounts, live music, raffles and complimentary meals to support and recognize educators.
Additional information related to our ESG objectives and efforts can be found at www.washingtonprime.com/esg.
Human Capital
We believe that our colleagues, or employees, are one of our greatest resources. In order to attract and retain high performing, diverse individuals, we are committed to partnering with our colleagues to provide opportunities for their professional development and promote their well-being. To that end, we have undertaken various initiatives, including the following:
•Created a cross-functional Inclusion Committee, committed to identifying, educating and addressing diversity and inclusion opportunities and taking action to create long term, meaningful change, as well as celebrating our individual differences, resulting in the following;
◦Encouraged colleagues to share feedback through an anonymous Diversity and Inclusion survey with results being shared with the Inclusion Committee and senior leadership to inform WPG efforts and initiatives;
◦Established and implemented new Diversity and Inclusion training program, required of all colleagues and resulting in the completion of 3,701 hours of training over a 12-week period;
◦Shifted recruiting strategy to attract and retain people of color, including the establishment of a partnership with schools focused on underserved populations to provide exposure to the career opportunities in the REIT industry;
◦As a result of our Diversity and Inclusion survey, the Inclusion Committee assessed and refreshed our Company values, enhancing and replacing our former value statements to better represent our core beliefs and top priorities; as part of the launch of our new 'WE ARE WPG' values, we continue to celebrate and promote one value statement each month in PRIMEWEEKLY, our company-wide, internal e-newsletter, to continually reinforce and communicate our values;
◦Committed to the full inclusion of all qualified colleagues and applicants and providing equal employment opportunities to all persons, in accordance with the principles and requirements of the Equal Employment Opportunities Commission and the principles and requirements of the Americans with Disabilities Act, as amended and WPG values;
◦Established Martin Luther King, Jr. Day as a paid holiday; and in recognizing Martin King Luther Jr. Day as a national day of service, we encouraged colleagues to find service opportunities within their communities;
◦Established across the organization the promotion, recognition and celebration of diverse cultural and ethnic holidays, observances and important moments, and;

◦Empowered our local management teams to celebrate cultural holidays that are valued most in their communities through the creation of activation guides and resources to help honor important events such as Black History Month, Hispanic Heritage Month, National Diversity Week, Native American Heritage Month, Pride Month, and Women’s Equality Day, among others; during the holiday season, many of our retail town centers also host menorah lightings and offer a gathering place for guests to celebrate Hanukkah and Kwanzaa.
•Focusing on creating a workplace that values the health, wellbeing, safety, and engagement of our colleagues, including the following efforts:
◦Providing training to colleagues on COVID-19 safety guidelines, and encouraging our tenants to implement COVID-19 safety guidelines and training for their employees; we also provide our colleagues with personal protection equipment to be used when performing work duties, interacting with other persons, or as mandated by state and local jurisdictions;
◦Providing remote work options during the COVID-19 pandemic;
◦Continuing to provide colleagues an opportunity to share feedback through anonymous, ongoing surveys which are included in PRIMEWEEKLY; ongoing survey topics include Diversity and Inclusion and COVDI-19 response; colleagues are frequently reminded of additional resources available to share anonymous feedback including WPG's third party Ethics and Compliance Hotline;
◦Surveying all colleagues on an annual basis to gain insights about their experience working at WPG; responses on a variety of topics are used to obtain anonymous feedback and suggestions, to gauge the overall engagement levels of our colleagues by locations and departments, and inform existing and future WPG initiatives;
◦Providing all full-time colleagues 16 hours of additional paid time off to volunteer within their communities with organizations that are important to them individually, and;
◦Providing annual reviews and regular feedback to assist in colleague development and provide opportunities for suggestions to management and safely register complaints.
At December 31, 2020, we had 773 employees, of which 56 were part-time. We believe our employees are engaged and our relationships are strong, positive and mutually beneficial.
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

Item 1A.    Risk Factors
Introduction & Executive Summary
The following risk factors, among others, could materially affect our business, financial condition, operating results, cash flows, assets, fiscal outlook and business reputation. These risk factors may describe situations and circumstances beyond our control and you should carefully consider them. Additional risks and uncertainties not presently known to us or that are currently not believed to be material could also affect our actual results. We may update these risk factors in our future periodic reports, other filings, and public announcements.
•Risks Related to Liquidity and Financing Activity
•Risks Related to the COVID-19 Pandemic
•Risks Related to Our Business and Operations
•Risks Related to Environmental Issues
•Risks Related to Technology
•Risks Related to the Separation from Simon Property Group ("SPG")
•Risks Related to WPG Inc.'s Status as a REIT
•Risks Related to Our Common and Preferred Shares/Units
•Risks Related to Regulatory Requirements
Risks Related to Liquidity and Financing Activity
We did not make the interest payment on the Senior Notes due on February 15, 2021, which is expected to result in an event of default under the indenture governing the Senior Notes and a cross-default under certain of our other indebtedness. These factors, among others, create substantial doubt about the Company's ability to continue as a going concern.
We had an interest payment of approximately $23.2 million due on February 15, 2021 to holders of the Senior Notes, which we did not pay as we continue discussions with noteholders, lenders under our credit agreements and other holders of our debt in order to find alternatives to improve our long-term capital structure. The missed interest payment will result in an event of default on March 17, 2021 under the indenture governing the Senior Notes. Upon the missed interest payment becoming an event of default, the trustee for the Senior Notes or holders of at least 25% in principal amount of the Senior Notes may declare the principal and any interest immediately due and payable. An event of default under the Senior Notes indenture will result in a cross default under the agreements governing certain of our other indebtedness, including credit agreements governing our corporate credit facilities. Upon an event of default under the credit agreements governing our corporate credit facilities, our loans thereunder will bear interest at the default rate. While we have entered into Forbearance Agreements with respect to the defaults under the indenture and corporate credit agreements, there can be no assurances that we will be able to extend the Forbearance Periods thereunder or that our lenders or noteholders will not accelerate our indebtedness outstanding under the Senior Notes or our credit facilities after the expiration of the Forbearance Periods. If we are not successful in refinancing or restructuring our debt, or accessing additional liquidity, we will not be able to fund all our commitments to the holders of our indebtedness, including the holders of the Senior Notes and the lenders under the credit agreements. Although we are in active discussions with representatives of our lenders and holders of the Senior Notes regarding alternatives to restructure our capital structure, we can provide no assurance that such restructuring will be available on terms that are acceptable to us or at all. These factors, among others, create substantial doubt about the Company's ability to continue as a going concern.
There is no assurance that we will be able to reach an agreement in principle with our noteholders and/or lenders regarding a potential Restructuring, comply with the terms thereof or consummate the transactions contemplated thereby.
The Company is engaged in discussions with its noteholders and lenders with respect to potential deleveraging or restructuring transactions. These discussions have included negotiations of the terms and conditions of the Restructuring of the existing debt of, existing equity interests in, and certain other obligations of the Company Parties, expected to be set forth in a non-binding restructuring term sheet (the "Restructuring Term Sheet") and ultimately documented in a binding restructuring support agreement (the "Restructuring Support Agreement"). We have not yet reached an agreement on mutually acceptable terms and conditions with our noteholders and lenders regarding a possible transaction. There can be no assurance that we will be able to reach an agreement-in-principle with respect to a Restructuring Term Sheet or successfully negotiate or enter into a Restructuring Support Agreement on the terms set forth in a Restructuring Term Sheet, or at all.
Our intentions are to consummate the Restructuring and to generate sufficient liquidity from the Restructuring to meet our obligations and operating needs. If the Company enters into a Restructuring Term Sheet and a Restructuring Support Agreement, we expect there will be certain material conditions that we must satisfy, including the timely satisfaction of specified milestones related to the solicitation of votes to approve a Plan, commencement of Chapter 11 Cases under the

Bankruptcy Code, confirmation of the Plan, consummation of the Plan, and the entry of orders relating to any debtor-in-possession facility ("DIP Facility"). Our ability to timely complete such milestones required to consummate the Restructuring is subject to risks and uncertainties many of which are beyond our control. These factors, together with the Company's limited liquidity, recurring losses from operations and accumulated deficit, create substantial doubt about the Company’s ability to continue as a going concern. There can be no assurance that we will be able to successfully consummate the Restructuring on the terms set forth in any Restructuring Term Sheet or Restructuring Support Agreement, or at all, or realize all or any of the expected benefits from the Restructuring.
We may seek the protection of the bankruptcy court, which would subject us to the risks and uncertainties associated with bankruptcy and may harm our business and place our equity holders at significant risk of losing all of their investment in the Company.
If we seek the protection of the bankruptcy court, our operations and ability to develop and execute our business plan, and our ability to continue as a going concern, are subject to the risks and uncertainties associated with bankruptcy. As such, seeking bankruptcy court protection could have a material adverse effect on our business, financial condition, results of operations and liquidity. During any Chapter 11 Cases, our senior management would be required to spend a significant amount of time and effort attending to the Restructuring instead of focusing exclusively on our business operations. bankruptcy court protection also might make it more difficult to retain management and other employees necessary to the success and growth of our business.
Other significant risks include the following:
•our ability to prosecute, confirm and consummate a Plan;
•the high costs of bankruptcy and related fees;
•the imposition of restrictions or obligations on the Company by regulators related to the bankruptcy;
•our ability to obtain sufficient financing to allow us to emerge from bankruptcy and execute our business plan post-emergence;
•our ability to maintain our relationships with our tenants, service providers, customers employees, and other third parties;
•our ability to maintain contracts that are critical to our operations; and
•the actions and decisions of our debtholders and other third parties who have interests in our chapter 11 proceedings that may be inconsistent with our plans.
Delays in Chapter 11 Cases increase the risks of our being unable to reorganize our business and emerge from bankruptcy and increase our costs associated with the bankruptcy process.
Although we expect the confirmation of a Plan will be implemented through an orderly plan of reorganization, there can be no assurance that we will be able to implement such a Plan. In order for any proposed plan of reorganization to be confirmed, the Bankruptcy Code, in addition to other legal requirements, requires that at least one impaired class of claims votes to accept the plan of reorganization. In order for a class of creditors to approve a plan of reorganization, the plan must be approved by more than one-half of the total number of claim holders and at least two-thirds in claim amount by those who vote within the class. In addition to obtaining the required votes, the requirements for a bankruptcy court to approve a plan of reorganization include, among other judicial findings, that:
•we acted in accordance with the applicable provisions in the Bankruptcy Code; and
•the plan of reorganization has been proposed in good faith and not by any means forbidden by law.
In the event there are any impaired classes of claims that do not vote to accept the plan of reorganization, we would have to satisfy the “cram down” requirements of the Bankruptcy Code and show that the plan of reorganization does not unfairly discriminate and is fair and equitable with respect to those classes of claims that did not vote to accept the plan of reorganization.
Furthermore, we may not be able to obtain approval of a disclosure statement and/or the required votes or the required judicial approval to a Plan promptly, if at all. In such event, a prolonged bankruptcy proceeding could adversely affect our relationships with tenants, suppliers, regulators and employees, among other parties, which in turn could adversely affect our business, competitive position, financial condition, liquidity and results of operations and our ability to continue as a going concern. A weakening of our financial condition, liquidity and results of operations could adversely affect our ability to implement a Plan. In addition, if a Plan is not confirmed by the bankruptcy court, we may be forced to liquidate our assets.
If we pursue any Chapter 11 Cases, it is also possible that the bankruptcy court may dismiss the proceeding or otherwise decide to abstain from hearing it on procedural grounds. In addition, the confirmation and effectiveness of a Plan is subject to certain conditions and requirements in addition to those described above that may not be satisfied, and the Bankruptcy Court may conclude that the requirements for confirmation and effectiveness have not been satisfied.
If we are unable to enter into a Restructuring Support Agreement or if a Restructuring Support Agreement is terminated, our ability to confirm and consummate a Plan may be materially and adversely affected.
Even if we are able to reach an agreement-in-principle with respect to a Restructuring Term Sheet, the final terms of the Restructuring Term Sheet would remain subject to documentation in a binding Restructuring Support Agreement. There can be no assurance that we will be able to successfully negotiate or enter into a Restructuring Support Agreement on the terms set forth in a Restructuring Term Sheet or at all. If we are unable to enter into a Restructuring Support Agreement, there can be no assurance we will be able to successfully negotiate for an alternative orderly pre-negotiated plan of reorganization.
Our limited liquidity could materially and adversely affect our business operations.
We require certain capital resources in order to operate our business and our limited liquidity could materially and adversely affect our business operations. We are highly leveraged, and a substantial portion of our liquidity needs will arise from debt service on our outstanding indebtedness and from funding the costs of operations, working capital and capital expenditures. Our $650 million revolving credit facility has $3 million of credit available as of December 31, 2020. Our access to capital and debt markets is significantly limited. A number of factors, including but not limited to, decreased revenues related to decreased traffic and spending amounts of our tenants and customers, and the impact of economic conditions may negatively affect our cash generated from operations. As of December 31, 2020, we have approximately $0.3 billion and approximately $1.2 billion of consolidated long-term debt maturing in 2021 and 2022, respectively, excluding interest obligations. In connection with the Restructuring, we expect to enter into a DIP Facility. While we anticipate being able to obtain a DIP Facility, there can be no assurance we can enter into such a facility of the expected terms or at all (with any such facility being subject to approval by the bankruptcy court), nor any assurance that we would have sufficient liquidity from any DIP Facility and other future indebtedness to fund our operations and consummate the Restructuring.
See “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments” and “- (b) Liquidity and Capital Resources” for more information on the Restructuring and our liquidity. Refer to Note 6 to Consolidated Financial Statements for further detail of our debt obligations as of and for the year ended December 31, 2020.
The agreements that govern our indebtedness contain various covenants that impose restrictions on us and certain of our subsidiaries that might affect our or their ability to operate.
We have a variety of debt, including the Senior Notes, our corporate credit facilities and secured property-level debt. The agreements that govern such indebtedness contain various affirmative and negative covenants that could, subject to certain significant exceptions, restrict our ability and certain of our subsidiaries to, among other things, have liens on property, incur additional indebtedness, make loans, advances or other investments, make non-ordinary course asset sales, and/or merge or consolidate with any other entity or sell or convey certain assets to any one person or entity. Additionally, some of the agreements that govern the debt financing contain financial covenants that require us to maintain certain financial ratios. Our ability and the ability of our subsidiaries to comply with these provisions might be affected by events beyond our control. Failure to comply with these covenants could result in an event of default, which, if not cured or waived, could accelerate our repayment obligations.
In connection with the acceleration of our repayment obligations due to an event of default related to the uncured violation of one or more of our debt covenants, if we fail to make any required repayments with respect of our debt, then (i) we will be in default thereunder and, as a result, the related debt holders and lenders, and potentially other debt holders and lenders, could declare all outstanding principal and interest to be due and payable, (ii) the lenders under such loans, including, but not limited to the Revolver, could terminate their commitments to loan money to us, (iii) our secured lenders could foreclose against the assets securing the related debt, (iv) could result in cross defaults on other financing obligations or defaults in other transactional arrangements we have; and (v) we could be forced into bankruptcy or liquidation.
As discussed previously, on February 15, 2021, we elected not to make the interest payment on our Senior Notes, which is will result in an event of default on March 17, 2021 under the indenture governing the Senior Notes and a cross-default under the agreements governing certain of our other indebtedness, including the credit agreements governing our corporate credit facilities. While we have entered into the Forbearance Agreements with respect to such defaults, there can be no assurances that we will be able to extend the Forbearance Periods thereunder or that our lenders or noteholders will not accelerate our indebtedness outstanding under the Senior Notes or our credit facilities after the expiration of the Forbearance Periods.

An increase in market interest rates could increase our interest costs on existing and future debt.
An environment of rising interest rates could result in increased borrowing costs for us, which may adversely affect our cash flow and the amounts available for distributions to our shareholders.
We have significant indebtedness, which could adversely affect our business, including decreasing our business flexibility and increasing our interest expense.
The consolidated indebtedness of our business as of December 31, 2020 was approximately $3.2 billion. We have and will continue to incur various costs and expenses associated with our transactions and executing our operational and fiscal strategy. Any future increased levels of indebtedness could also reduce access to capital and increase borrowing costs generally, thereby reducing funds available for working capital, capital expenditures, tenant improvements, acquisitions and other general corporate purposes and may create competitive disadvantages for us relative to other companies with lower debt levels. If we do not achieve our operational and growth goals or if the financial performance of the Company does not meet current expectations, then our ability to service our indebtedness may be adversely impacted. Lastly, if interest rates increase, the cost of capital and expenses of debt service requirements relating to our variable rate debt, which constitutes 24.7% of our consolidated indebtedness as of December 31, 2020, would increase which could adversely affect our cash flows.
We may be adversely affected by changes in LIBOR reporting practices or the method in which LIBOR is determined.
As of December 31, 2020, we had approximately $812.0 million (excluding net debt issuance costs of $15.5 million) of our aggregate consolidated indebtedness that was indexed to the London Interbank Offered Rate (“LIBOR”). In addition, as of December 31, 2020, we had approximately $640.3 million of consolidated indebtedness swapped to LIBOR plus a fixed spread. Central banks around the world, including the Federal Reserve, have commissioned working groups of market participants and official sector representatives with the goal of finding suitable replacements for LIBOR based on observable market transactions. It is expected that a transition away from the widespread use of LIBOR to alternative rates will occur over the course of the next few years. The U.K. Financial Conduct Authority (“FCA”), which regulates LIBOR, has announced that it has commitments from panel banks to continue to contribute to LIBOR through the end of 2021, but that it will not use its powers to compel contributions beyond such date. Accordingly, there is considerable uncertainty regarding the publication of such rates beyond 2021. The Federal Reserve Bank of New York and various other authorities have commenced the publication of reforms and actions relating to alternatives to U.S. dollar LIBOR. Although the full impact of such reforms and actions, together with any transition away from LIBOR, including the potential or actual discontinuance of LIBOR publication, remains unclear, these changes may have a material adverse impact on the availability of financing, including LIBOR-based loans, and on our financing costs.
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
If our cash flows and capital resources are insufficient to service and repay our debt and fund other cash requirements, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to sell assets or operations, seek additional capital or restructure or refinance our debt. We may not be able to affect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, such alternative actions may not allow us to meet all of our debt obligations. Our revolving credit facility (the "Revolver") and senior term loan (the "Term Loan" and collectively with the Revolver, the "Facility") restrict (i) our ability to dispose of assets and (ii) our ability to incur debt. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt obligations then due.
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
The continuing spread of COVID-19 (including notable and severe mutations of the virus) may have a material adverse effect on our ability to maintain compliance with our debt covenants and, under certain circumstances, remain a going concern.
As a result of the related events due to the COVID-19 pandemic (including notable and severe mutations of the virus), we have experienced, and are likely to continue to experience, a material adverse effect on our income and expenses. COVID-19’s impact on our income and expenses has also impacted, and is expected to continue to impact, our ability to maintain compliance with our debt covenants. While we have received certain covenant relief through the third quarter of 2021 related to the Revolver, with the continued uncertainty caused by the COVID-19 pandemic and the related adverse fiscal impact, significant risks remain with respect to our ability to comply with such financial covenants going forward, creating substantial doubt about our ability to continue as a going concern through March 16, 2022.
Risks Related to the COVID-19 Pandemic
The COVID-19 global pandemic has caused a significant disruption in non-essential retail commerce and may have a material adverse impact upon the Company’s financial condition and results of operations.
During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of COVID-19. The pandemic has significantly impacted the economic conditions in the United States, with accelerated effects since March 2020, as federal, state and local governments react to the public health crisis, creating significant uncertainties in the United States economy. During our second 2020 fiscal quarter and intermittently throughout the rest of 2020, in the interest of public health and safety, jurisdictions (national, state and local) where our shopping centers are located, required mandatory closures, capacity limitations or other restrictions for those that continue to operate which impacted our tenants' ability to operate as well as pay rent and other related lease charges or otherwise fulfill the obligations of their respective leases. As a result of these developments, a material adverse impact on the Company revenues, results of operations and cash flows for the year ending December 31, 2020 occurred and may continue despite the fact that as of the filing date of this Form 10-K, the majority of our enclosed retail properties were open in some capacity and our open air properties operated throughout much of the period of mandatory closures to extent permitted by applicable law. However, this situation is ever evolving and additional impacts to the business may arise of which we are not currently aware. We cannot predict whether, when or the manner in which the conditions surrounding COVID-19 will change including the timing of lifting any restrictions or relaxation of closure requirements, when our enclosed shopping centers and tenants will reopen at full capacity, and when shoppers will fully re-engage with our brand.
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
The existence and persistence of the COVID-19 pandemic and related mitigation efforts have resulted in travel restrictions and plant shutdowns, all of which have impacted, and could continue to impact, our tenants’ supply chains and, ultimately, retail product availability. State and local stay at home orders, occupancy restrictions, masking/face covering requirements and social distancing as a result of the COVID-19 outbreak have impacted and continue to impact customer traffic at our properties. Even though such orders have been lifted or relaxed in some places, customer traffic may continue to be adversely impacted, which could adversely impact sales for some of our tenants, which in turn could negatively impact our fiscal results and operations. The COVID-19 outbreak has resulted in property shutdowns, and may result in additional shutdowns of our retail properties, particularly in certain geographies reporting increasing diagnoses of the virus or related illnesses. The extent of the outbreak and its impact on our tenants and our operations is uncertain, but a prolonged outbreak as well as related mitigation efforts could continue to have a material impact on our revenues and could materially and adversely affect our business, results of operations and financial condition.
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
Our open air properties and enclosed retail properties are typically anchored by department stores and other large nationally or regionally recognized tenants. The existence and persistence of the COVID-19 pandemic and related mitigation efforts may result in department store or major tenant closing or reducing operations for a significant period of time which might result in decreased customer traffic, which could lead to decreased sales at our properties and adversely impact our ability to successfully execute our leasing strategy and operational objectives. Department store or major tenants may seek, and have sought, concessions from us for paying lease charges as a result of such mandatory closures or reduced hours. There are no assurances that customer traffic will return as high as pre-COVID-19 rates which could adversely impact sales for some of our tenants, which in turn could negatively impact our fiscal results and operations.
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
The existence and persistence of the COVID-19 pandemic may cause, as a result of governmental imposed closures or work stoppages, interrupted supply chains, reduced personnel due to closures or illnesses, unforeseen delays in the planning, execution and completion of construction projects associated with our redevelopment plans. Additionally, related permitting, inspections and reviews by jurisdictional planning commissions and authorities is also likely to be delayed or postponed which will materially impact the timeline and budgets for completing such projects.
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
Because the Company derives almost all of our income from rental payments and other tenant charges, our cash available for distribution and operations would be adversely affected if a significant number of our tenants were unable to meet their obligations to us, or if we were unable to lease vacant space in our properties on economically favorable terms. One or more of our tenants may seek the protection of the federal bankruptcy laws, or similar proceedings on the state level or in a foreign jurisdiction, as a result of the prolonged impact of the COVID-19 pandemic which could result in the termination of its lease causing a reduction in our cash available for distribution. Furthermore, certain of our tenants, including anchor tenants, hold the right under their lease(s) to terminate their lease(s) or reduce their rental rate if certain occupancy conditions are not met, if certain anchor tenants close, if certain sales levels or profit margins are not achieved, or if an exclusive use provision is violated, which all could be triggered in the event of one or more tenant bankruptcies. A significant increase in the number of tenant bankruptcies, particularly amongst anchor tenants, may make it more difficult for us to lease the remainder of the property or properties in which the bankrupt tenant operates and adversely impact our ability to successfully execute our re-leasing strategy.

The existence and persistence of the COVID-19 pandemic and related mitigation efforts may result in increased and more substantial impairment charges that may materially affect our financial results.
We evaluate our real estate assets and other assets for impairment indicators whenever events or changes in circumstances indicate that recoverability of our investment in the asset is not reasonably assured. Furthermore, this evaluation is conducted no less frequently than quarterly, irrespective of changes in circumstances. Our determination of whether a particular held-for-use asset is impaired is based upon the undiscounted projected cash flows used for the impairment analysis and our determination of the asset's estimated fair value, that in turn are based upon our plans for the respective asset and our views of market and economic conditions. With respect to assets held-for-sale, our determination of whether such an asset is impaired is based upon market and economic conditions. If we determine that an impairment has occurred, then we would be required under GAAP to make an adjustment to the net carrying value of the asset, which could have a material adverse effect on our results of operations in the accounting period in which the adjustment is made. Furthermore, changes in estimated future cash flows due to a change in our plans, policies, or views of market and economic conditions could result in the recognition of additional impairment losses for already impaired assets, which, under the applicable accounting guidance, could be substantial.
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
The prolonged impact of the COVID-19 pandemic on the U.S. and world economies is uncertain and could result in a prolonged world-wide economic downturn that may lead to corporate bankruptcies in the most affected industries and an increase in unemployment. As a result of the real estate assets in our real estate portfolio being comprised entirely of retail properties located in the United States, the COVID-19 pandemic will impact our tenants’ ability to pay rent, and therefore impact the income received by us, to the extent that its continued spread within the United States reduces occupancy, decreases customer traffic or results in quarantines where our properties are located, increases the cost of operation, results in reduced hours or necessitates the further closure or re-closure of our properties. Since the onset of the COVID-19 pandemic, certain owners of shopping center properties located in the United States have announced temporary closures of such properties and even re-closures of properties as a result of the persistence of the COVID-19 pandemic. During a portion of our second 2020 fiscal quarter, our enclosed shopping centers were required to close and, upon reopening, then operated at reduced hours and enforced occupancy restrictions which materially impacted our revenues and adversely affect our results of operations and financial condition. Additionally, customer traffic at our properties has been reduced because of COVID-19 related concerns.
As a result of the adverse impact of the COVID-19 pandemic on the Company’s fiscal condition and in an effort to preserve its cash position, the Company announced in April 2020 the temporary suspension of its quarterly common share and operating partnership unit cash dividend for the remainder of 2020. This suspension continues as of the filing date of this Form 10-K. The extent to which COVID-19 further impacts our income, our expenses and ability to pay distributions to our common shareholders and unitholders of WPG’s affiliate will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the pandemic, new information that may emerge concerning the severity of the COVID-19 pandemic, consumer acceptance of the safety of retail center shopping and the actions taken to contain COVID-19 or treat its impact, among others.
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
Our open air and enclosed retail properties are typically anchored by department stores and other large nationally or regionally recognized tenants. The value of some of our properties could be adversely affected materially, if these department stores or major tenants fail to comply with their contractual obligations, seek concessions in order to continue operations, or cease their operations even if on a temporary basis.
For example, among department stores and other large stores, corporate merger or consolidation activity typically results in the closure of duplicate or geographically overlapping store locations. Adverse economic and fiscal pressure on the businesses of our department stores and major tenants could have an adverse impact upon our own results. As they have for the past few years, certain department stores and other national retailers have experienced, and might continue to experience, depending on consumer confidence levels, overall economic conditions or the continued persistence of the COVID-19 global pandemic, considerable decreases in customer traffic in their retail stores, increased competition from alternative retail options, such as those accessible via the Internet and other mediums, and other forms of pressure on their business models. Pressure on these department stores and national retailers could impact their ability to maintain their stores, meet their obligations both to us and to their external lenders and suppliers, withstand takeover attempts by investors or rivals or avoid bankruptcy and/or liquidation, all of which could result in impairment or closures of their stores. Other of our tenants might be entitled to modify the economic or other terms of their existing leases in the event of such closures (through co-tenancy clauses), which could decrease rents and/or operating expense reimbursements or entitle such retailers to close their stores. The leases of some anchors might permit the anchor to transfer its lease, including any attendant approval rights, to another retailer. The transfer to a new anchor could cause customer traffic in the property to decrease or to be composed of different types of customers, which could reduce the income generated by that property and adversely impact leasing, development or re-development prospects for such property, which could adversely impact growth projects for the property and the Company generally. A transfer of a lease to a new anchor also could allow other tenants to make reduced rental payments or to terminate their leases at the property, which could adversely affect our results of operations.
Additionally, department store or major tenant closures might result in decreased customer traffic, which could lead to decreased sales at our properties and adversely impact our ability to successfully execute our leasing strategy and objectives. If the sales of stores operating in our properties decline significantly due to the closing of anchor stores or other national retailers, adverse economic conditions, or other reasons, tenants might be unable to pay their minimum rents or pay landlord recovery charges, which would likely negatively impact our financial results. In the event of any default by a tenant, whether a department store, national or regional retailer or otherwise, we might not be able to fully recover our investment and/or experience delays and costs in enforcing our rights as landlord to recover amounts due to us under the terms of our agreements with such parties.
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
In the event we seek to acquire and develop new properties and expand and redevelop existing properties, we might not be successful in identifying or pursuing acquisition, development or re-development/expansion opportunities. Additionally, newly acquired properties, developed, re-developed or expanded properties might not perform as well as expected. Other related risks we face include, without limitation, the following:
•Construction and other development costs of a project could be higher than projected, potentially making the project unfeasible or unprofitable;
•We might not be able to obtain financing or to refinance loans on favorable terms, if at all;
•We might be unable to obtain zoning, occupancy or other governmental approvals, or the approvals obtained may not be adequate;
•Occupancy rates and rents might not meet our projections and as a result the project could be unprofitable; and
•In some cases, we might need the consent of third parties, such as anchor tenants, mortgage lenders and joint venture partners to conduct acquisition, development, re-development or expansion activities, and those consents may be withheld, take an unexpected amount of time to be obtained, or be subject to the satisfaction of certain conditions.
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
We evaluate our real estate assets and other assets for impairment indicators whenever events or changes in circumstances indicate that recoverability of our investment in the asset is not reasonably assured. Furthermore, this evaluation is conducted no less frequently than quarterly, irrespective of changes in circumstances. Our determination of whether a particular held-for-use asset is impaired is based upon the undiscounted projected cash flows used for the impairment analysis and our determination of the asset's estimated fair value, that in turn are based upon our plans for the respective asset and our views of market and economic conditions. With respect to assets held-for-sale, our determination of whether such an asset is impaired is based upon market and economic conditions. If we determine that an impairment has occurred, then we would be required under Generally Accepted Accounting Principles in the United States ("GAAP") to make an adjustment to the net carrying value of the asset, which could have a material adverse effect on our results of operations in the accounting period in which the adjustment is made. Furthermore, changes in estimated future cash flows due to a change in our plans, policies, or views of market and economic conditions could result in the recognition of additional impairment losses for already impaired assets, which, under the applicable accounting guidance, could be substantial. See the "Impairment" section within Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of recent impairments.

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
Our management team has substantial experience in owning, operating, acquiring, and developing enclosed retail properties and other open air properties. A large part of our success depends on the leadership and performance of our executive management team and we cannot guarantee that they will remain with us. If we unexpectedly lose the services of these individuals, we might not be able to successfully manage our business or achieve our business objectives. Additionally, we continue to actively recruit management and other professional talent within the real estate, retail industries and otherwise that are necessary to manage our properties to optimal performance. If we are not able to successfully recruit such personnel or cannot do so readily, this may adversely impact our ability to manage our business, achieve our financial goals, or meet our strategic and operational objectives.
The negotiations regarding the Restructuring have consumed and will continue to consume a substantial portion of the time and attention of our management, which may have an adverse effect on our business and results of operations, and we may face increased levels of employee attrition.
Our management has spent, and will continue to be required to spend, a significant amount of time and effort focusing on the Restructuring. This diversion of attention may have a material adverse effect on the conduct of our business, and, as a result, on our financial condition and results of operations, particularly if the Restructuring is protracted. During the pendency of the Restructuring, our employees will face considerable distraction and uncertainty and we may experience increased levels of employee attrition. A loss of key personnel or material erosion of employee morale could have a materially adverse effect on our ability to meet customer expectations, thereby adversely affecting our business and results of operations. The failure to retain or attract members of our management team and other key personnel could impair our ability to execute our strategy and implement operational initiatives, thereby having a material adverse effect on our financial condition and results of operations. Likewise, we could experience losses of tenants who may be concerned about our ongoing long-term viability.
We have limited control with respect to some properties that are partially owned or managed by third parties, which could adversely affect our ability to sell or refinance or otherwise take actions concerning these properties that would be in the best interests of WPG Inc.'s shareholders.
We may continue to co-invest with third parties through partnerships, joint ventures, or other entities, including without limitation by acquiring controlling or non-controlling interests in, or sharing responsibility for, managing the affairs of a property, partnership, joint venture or other entity. At December 31, 2020, we do not have sole decision-making authority regarding 12 unconsolidated properties that we currently hold through joint ventures with third parties.
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
The market in which we operate is affected by a number of factors that are largely beyond our control but could nevertheless have a significant negative impact on us. These factors include, but are not limited to:
•Fluctuations or frequent variances in interest rates and credit spreads;

•The availability of credit, including the price, terms and conditions under which it can be obtained;
•A decrease in consumer spending or sentiment, including as a result of increases in savings rates and tax increases, and any effect that this might have on retail activity;
•The actual and perceived state of the real estate market, market for dividend-paying stocks and public capital markets in general; and
•Unemployment rates, both nationwide and within the primary markets in which we operate.
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
Risks Related to Technology
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
A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity, or availability of our information resources. More specifically, a cyber-incident is an intentional attack or an unintentional event that can include gaining unauthorized access to systems to disrupt operations, corrupting data, or stealing confidential information. We rely upon information technology networks and systems, some of which are managed by third-parties, to process, transmit, and store electronic information, some of which may be confidential and/or proprietary, and to manage or support a variety of business processes and activities. As our reliance on technology has increased, so have the risks posed to our systems, both internal and those we have outsourced. Primary risks that could directly result from the occurrence of a cyber-incident include, but are not limited to, operational interruption, damage to our relationship with our tenants and other business partners, and private data exposure (including personally identifiable information, or proprietary and confidential information, of ours and our employees, as well as third parties). Any such incidents could result in legal claims or proceedings, liability or regulatory penalties under laws protecting the privacy of personal information, and reduce the benefits of our advanced technologies. We carry cyber liability insurance; however, a loss could exceed the limits of the policy. We have implemented processes, procedures and controls to help mitigate these risks, such as providing security awareness training with simulated spam, phishing and social engineering attacks for employees.
We perform mock incident and mock disasters to test the adequacy of our internal incident response plan and that our employees are properly prepared. We leverage a third party security firm to perform risk assessments. However, these measures, our increased awareness of a risk of a cyber-incident, and our insurance coverage, do not guarantee that our financial results will not be negatively impacted by such an incident.
Risks Related to Environmental Issues
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
We maintain insurance coverage with financially-sound insurers for property, third-party liability, terrorism, workers compensation, and rental loss insurance on all of our properties. However, certain catastrophic perils are subject to large deductibles that may cause an adverse impact on our operating results. Additionally, there are some types of losses, including those caused by or attributed to the COVID-19 (or a mutant strain of it) pandemic for which prospective claimants will assert tort or negligence claims or losses which relate to business interference or disruption linked to the COVID-19 pandemic as well as lease and other contract claims, that are not insured. If an uninsured loss or a loss in excess of insured limits occurs, or a loss for which there is a large deductible occurs, we could lose all or a portion of the capital we have invested in a property, as well as the anticipated future revenue it could generate.
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
Certain separation agreements with SPG provide for, among other things, the principal corporate transactions required to affect the separation, certain conditions to the separation and distribution and provisions governing our relationship with SPG with respect to and following the separation and distribution. Among other things, the separation agreements provide for indemnification obligations designed to make us financially responsible for substantially all liabilities that may exist relating to our business activities, whether incurred prior to or after the separation and distribution, as well as those obligations of SPG that we will assume pursuant to the separation agreements. If we are required to indemnify SPG under the circumstances set forth in these agreements, we may be subject to substantial liabilities.
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
REIT compliance is required to be tested for WPG Inc. as well as any subsidiary REIT within our structure. Each REIT’s compliance is tested and determined separately. Therefore, the subsidiary REITs have a lower materiality threshold. If one of the subsidiary REITs failed to be REIT compliant it may impact the REIT status of WPG Inc.
Legislative, administrative, regulatory or other actions affecting REITs, including positions taken by the IRS, could have a negative effect on WPG Inc.
The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process, and by the IRS and the U.S. Department of the Treasury (the "Treasury"). Although we are not aware of any pending tax legislation that would adversely affect our ability to operate as a REIT, changes to the tax laws or interpretations thereof by the IRS and the Treasury, with or without retroactive application, could materially and adversely affect WPG Inc.'s investors or WPG Inc. WPG Inc. cannot predict how changes in the tax laws might affect its investors or WPG Inc. New legislation, Treasury regulations, administrative interpretations or court decisions could significantly and negatively affect WPG Inc.'s ability to qualify to be taxed as a REIT and/or the U.S. federal income tax consequences to WPG Inc.'s investors and WPG Inc. of such qualification.
Legislative or regulatory action could adversely affect stockholders.
Future changes to tax laws may adversely affect the taxation of a REIT, its subsidiaries or its stockholders. These changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets. These potential changes could generally result in REITs having fewer tax advantages, and may lead REITs to determine that it would be more advantageous to elect to be taxed, for federal income tax purposes, as a corporation.

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
We suspended the payment of regular cash distributions on our common shares of beneficial interest ("Common Shares") and WPG L.P. operating partnership units ("O.P. Units") during 2020, and it is unlikely that we will be able to reinstate our regular cash distributions given our need to restructure our indebtedness. The payment, timing and amount of any future distributions to shareholders will fall within the discretion of our Board of Directors. Our Board of Directors' decisions regarding the payment of distributions, if any, will depend on many factors, such as our financial condition, earnings, capital requirements, debt service obligations, limitations under our financing arrangements, industry practice, legal requirements, regulatory constraints, and other factors that it deems relevant. Given our current liquidity and need to restructure our indebtedness, we do not expect to make cash distributions in the foreseeable future.
The market value or trading price of our preferred and Common Shares has declined steeply and could decline further, and there is no guarantee that equity holders will recover any value in a bankruptcy proceeding.
The market value or trading price of our preferred and Common Shares has declined steeply and could decline further and there is no guarantee that equity holders will recover any value in a bankruptcy proceeding. Further, it is possible that our preferred shares or Common Shares will be canceled and extinguished in any Chapter 11 Cases and the holders thereof would not be entitled to receive, and would not receive or retain, any property or interest in property on account of such equity interests. In the event of a cancellation of our preferred shares or Common Shares, amounts invested by such holders in our outstanding Common Shares will not be recoverable. Consequently, our currently outstanding preferred shares or Common Shares would have no value. Trading prices for our preferred shares or Common Shares are very volatile and may bear little or no relationship to the actual recovery, if any, by the holders of such securities in any Chapter 11 Cases. Accordingly, we urge that extreme caution be exercised with respect to existing and future investments in our equity securities and any of our other securities.
Your percentage of ownership in WPG Inc. may be diluted in the future.
In the future, your percentage ownership in us may be diluted because of future equity issuances. For example, in a Restructuring transaction, we could issue additional common or preferred shares, diluting your ownership percentage, perhaps materially. WPG Inc.'s amended and restated articles of incorporation authorize WPG Inc. to issue, without the approval of its shareholders, one or more additional classes or series of preferred shares having such designation, powers, preferences and relative, participating, optional and other special rights, including preferences over our common shares respecting dividends and distributions, as WPG Inc.'s Board of Directors generally may determine.
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
WPG Inc.'s amended and restated articles of incorporation and bylaws contain, and Indiana law contains, provisions that are intended to deter coercive takeover practices and inadequate takeover bids by making such practices or bids unacceptably expensive to the bidder and to encourage prospective acquirers to negotiate with WPG Inc.'s Board of Directors rather than to attempt a hostile takeover. These provisions include, among others:
•The inability of WPG Inc.'s shareholders to call a special meeting;
•Restrictions on the ability of WPG Inc.'s shareholders to act by written consent without a meeting;
•Advance notice requirements and other limitations on the ability of shareholders to present proposals or nominate directors for election at shareholder meetings;
•The right of WPG Inc.'s Board of Directors to issue preferred shares without shareholder approval;
•Limitations on the ability of WPG Inc.'s shareholders to remove directors;
•The ability of WPG Inc.'s directors, and not shareholders, to fill vacancies on WPG Inc.'s Board of Directors;
•Restrictions on the number of shares of capital stock that individual shareholders may own;
•Limitations on the exercise of voting rights in respect of any "control shares" acquired in a control share acquisition, which WPG Inc. has currently opted out of in WPG Inc.'s amended and restated bylaws but which could apply to WPG Inc. in the future; and
•Restrictions on an "interested shareholder" to engage in certain business combinations with WPG Inc. for a five-year period following the date the interested shareholder became such.
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
WPG L.P.'s amended and restated limited partnership agreement, as amended (the "Partnership Agreement") provides that we must obtain the approval of a majority of the units of limited partnership interest held by limited partners in order to merge or consolidate WPG L.P. or voluntarily sell or otherwise transfer all or substantially all of the unaffiliated assets of WPG L.P. Because WPG L.P.'s assets comprise substantially all of our assets, these restrictions could limit our ability to sell or transfer all or substantially all of our assets, or impact the manner in which we do so, even if some of our shareholders believe that doing so would be in our and their best interests.
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
Risks Related to Regulatory Requirements
Failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and WPG Inc.'s share price.
As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Sarbanes-Oxley Act and the Dodd-Frank Act and are required to prepare our financial statements according to the rules and regulations required by the SEC. Additionally, the Exchange Act requires that we file annual, quarterly and current reports. Our failure to prepare and disclose this information in a timely manner or to otherwise comply with applicable law could subject us to penalties under federal securities laws, expose us to lawsuits and restrict our ability to access financing.
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
Item 1B.    Unresolved Staff Comments
None.

Item 2.    Properties
As of December 31, 2020, our portfolio of properties consisted of material interests in 101 properties totaling approximately 53 million square feet of managed GLA. We also own parcels of land which can be used for either new development or the expansion of existing properties. While most of these properties are wholly owned by us, several are less than wholly owned and are held through joint ventures and other arrangements with third parties, which is common in the real estate industry. As of December 31, 2020, our properties had an ending occupancy rate of 90.0% (based on the measures described in note (2) to the table that follows).
Our properties are leased to a variety of tenants across the retail spectrum including anchor stores, big-box tenants, national inline tenants, sit-down restaurants, movie theaters, and regional and local retailers. As of December 31, 2020, selected anchors and tenants include Macy's, Inc., Dillard's, Inc., J.C. Penney Co., Inc., Target Corporation, Kohl's Corporation, Dick's Sporting Goods, Best Buy Co., Inc., and TJX Companies, Inc. With respect to all tenants in our portfolio, no single tenant was responsible for more than 2.7% of our total base minimum rental revenues for the year ended December 31, 2020. Additionally, no single property accounted for more than 6.1%, of our total base minimum rental revenues for the year ended December 31, 2020. Further, as of December 31, 2020, no more than 14.3% of our total gross annual base minimum rental revenues was derived from leases that expire in any single calendar year. Finally, at this time, we have eight retail companies on our high risk credit watch list, representing 59 stores and approximately 4% of our rents. Capitalized terms not defined in this Item 2 shall have the definition ascribed to these terms in Item 1 of this Form 10-K.
The following table summarizes certain data for our portfolio of properties as of December 31, 2020:
Property Information
As of December 31, 2020

Property Name	State	City (Major Metropolitan Area)	Ownership Interest (Expiration if Lease)	Financial Interest (1)	Year Acquired or Built	Occupancy (%)(2)	Total Center SF	Anchors
Enclosed Retail Properties
Anderson Mall	SC	Anderson	Fee	100.0%	Built 1972	86.7%	670,640	Belk(10), Books-A-Million, Dillard's(10), JCPenney
Arbor Hills	MI	Ann Arbor	Fee	51.0%	Acquired 2015	84.4%	86,939	N/A
Arboretum, The	TX	Austin	Fee	51.0%	Acquired 1998	82.7%	193,835	Barnes & Noble, Cheesecake Factory, Pottery Barn
Ashland Town Center	KY	Ashland	Fee	100.0%	Acquired 2015	93.4%	434,359	Belk, Belk Home Store, JCPenney(10), T.J. Maxx
Bowie Town Center	MD	Bowie (Wash, D.C.)	Fee	100.0%	Built 2001	89.2%	583,035	Barnes & Noble, Best Buy(10), L.A. Fitness, Macy's(10), Off Broadway Shoes
Boynton Beach Mall	FL	Boynton Beach (Miami)	Fee	100.0%	Acquired 1996	88.3%	869,837	Cinemark Theatres, Dillard's, JCPenney, Macy's(10), You Fit Health Clubs
Brunswick Square	NJ	East Brunswick (New York)	Fee	100.0%	Acquired 1996	90.0%	764,224	Barnes & Noble, JCPenney(10), Macy's(10), Starplex Luxury Cinema
Charlottesville Fashion Square(8)	VA	Charlottesville	Ground Lease (2076)	100.0%	Acquired 1997	—%	—	N/A
Chautauqua Mall	NY	Lakewood	Fee	100.0%	Acquired 1996	77.9%	435,423	JCPenney, Office Max
Chesapeake Square Theater	VA	Chesapeake (VA Beach)	Fee	100.0%	Acquired 1996	100.0%	42,248	Cinemark Theatres
Clay Terrace	IN	Carmel (Indianapolis)	Fee	100.0%	Acquired 2014	90.1%	577,605	Dick's Sporting Goods, DSW, St. Vincent's Sports Performance, Whole Foods
Cottonwood Mall	NM	Albuquerque	Fee	100.0%	Built 1996	92.4%	1,048,118	Conn's Electronic & Appliance(10), Dillard's(10), HiLife Furniture, Hobby Lobby, JCPenney(10), Mor Furniture For Less, Regal Cinema

Property Name	State	City (Major Metropolitan Area)	Ownership Interest (Expiration if Lease)	Financial Interest (1)		Year Acquired or Built	Occupancy (%)(2)	Total Center SF	Anchors
Dayton Mall	OH	Dayton	Fee	100.0%		Acquired 2015	88.2%	1,447,826	Dick's Sporting Goods, DSW, JCPenney, Macy's(10), Morris Home, Ross Dress for Less
Edison Mall	FL	Fort Myers	Ground Lease (2049)	100.0%	(11)	Acquired 1997	84.3%	1,050,147	Books-A-Million, Dillard's(10), JCPenney, Macy's(4)
Grand Central Mall	WV	Parkersburg	Fee	100.0%		Acquired 2015	84.1%	647,047	Belk, Big Lots, Dunham's Sports, JCPenney, Regal Cinemas
Great Lakes Mall	OH	Mentor (Cleveland)	Ground Lease (2049)	100.0%	(11)	Acquired 1996	84.4%	1,249,574	Atlas Cinema Stadium 16, Barnes & Noble, Dick's Sporting Goods, Dillard's(10), Hobby Lobby, JCPenney, Macy's(5)(10), Round One
Indian Mound Mall	OH	Newark	Fee	100.0%		Acquired 2015	84.5%	555,589	Altitude Trampoline Park, AMC Theaters, Big Sandy Superstore(10), Dick's Sporting Goods, JCPenney
Irving Mall	TX	Irving (Dallas)	Ground Lease (2049)	100.0%	(11)	Built 1971	93.7%	1,051,832	AMC Theatres, Burlington Coat Factory, Dillard's(10), Fitness Connection, La Vida Fashion and Home Décor(10), Macy's(10), Shoppers World, Sky Zone
Jefferson Valley Mall	NY	Yorktown Heights (New York)	Ground Lease (2049)	100.0%	(11)	Built 1983	75.0%	583,063	Dick's Sporting Goods, Macy's
Lima Mall	OH	Lima	Fee	100.0%		Acquired 1996	91.9%	745,042	JCPenney, Macy's(5)
Lincolnwood Town Center	IL	Lincolnwood (Chicago)	Fee	100.0%		Built 1990	77.3%	422,997	Kohl's, The RoomPlace
Lindale Mall	IA	Cedar Rapids	Fee	100.0%		Acquired 1998	87.1%	710,615	Hy-Vee, Von Maur
Longview Mall	TX	Longview	Fee	100.0%		Built 1978	85.5%	646,518	Dick's Sporting Goods, Dillard's(10), JCPenney(10), L'Patricia(10)
Malibu Lumber Yard	CA	Malibu	Ground Lease (2047)	51.0%		Acquired 2015	60.5%	31,514	N/A
Mall at Fairfield Commons, The	OH	Beavercreek	Fee	100.0%		Acquired 2015	89.5%	1,030,823	Dick's Sporting Goods, JCPenney, Macy's(10), Morris Home, Round One
Mall at Johnson City, The	TN	Johnson City	Fee	51.0%		Acquired 2015	92.4%	567,446	Belk for Her, Belk Home Store, Dick's Sporting Goods, JCPenney
Maplewood Mall	MN	St. Paul (Minneapolis)	Fee	100.0%		Acquired 2002	82.1%	903,985	Barnes & Noble, JCPenney(10), Kohl's(10), Macy's(10)
Markland Mall	IN	Kokomo	Fee	100.0%		Built 1968	94.7%	394,048	Aldi, Dunham's Sports, PetSmart, Ross Dress for Less, Target
Melbourne Square	FL	Melbourne	Fee	100.0%		Acquired 1996	84.2%	711,201	Dick's Sporting Goods, Dillard's(9), JCPenney, L.A. Fitness, Macy's(10)
Mesa Mall	CO	Grand Junction	Fee	100.0%		Acquired 1998	88.9%	803,994	Cabela's(10), JCPenney(10), Jo-Ann Fabrics, Target(10)
Morgantown Mall	WV	Morgantown	Fee	100.0%		Acquired 2015	72.0%	555,236	AMC Theaters, Dunham's Sports, JCPenney, Ollie's Bargain Outlet, WVU Medicine
Muncie Mall(8)	IN	Muncie	Fee	100.0%		Built 1970	—%	—	N/A

Property Name	State	City (Major Metropolitan Area)	Ownership Interest (Expiration if Lease)	Financial Interest (1)		Year Acquired or Built	Occupancy (%)(2)	Total Center SF	Anchors
New Towne Mall	OH	New Philadelphia	Fee	100.0%		Acquired 2015	75.6%	497,435	Dick's Sporting Goods, Jo-Ann Fabrics, Kohl's, Marshalls, Route 250 Health and Performance
Northtown Mall	MN	Blaine	Fee	100.0%		Acquired 2015	84.9%	644,348	Becker Furniture, Best Buy, Burlington Coat Factory, Hobby Lobby, Home Depot(10), L.A. Fitness, Sky Zone
Northwoods Mall	IL	Peoria	Fee	100.0%		Built 1983	79.7%	669,371	JCPenney(10), Round One, The RoomPlace
Oak Court Mall	TN	Memphis	Fee	100.0%		Acquired 1997	92.6%	845,051	Dillard's(4), Macy's(10)
Oklahoma City Properties	OK	Oklahoma City	Fee	51.0%	(7)	Acquired 2015	94.7%	327,553	Trader Joe's, Whole Foods
Orange Park Mall	FL	Orange Park (Jacksonville)	Fee	100.0%		Acquired 1994	97.2%	952,725	AMC Theatres, Belk(10), Dick's Sporting Goods, Dillard's(10), JCPenney
Outlet Collection® | Seattle, The	WA	Auburn (Seattle)	Fee	100.0%		Acquired 2015	78.2%	924,304	Bed Bath & Beyond, Burlington Coat Factory, Dave & Busters, Fieldhouse USA, Nordstrom Rack
Paddock Mall	FL	Ocala	Fee	100.0%		Acquired 1996	90.5%	555,310	Belk, JCPenney, Macy's(10)
Pearlridge Center	HI	Aiea	Fee and Ground Lease (2043, 2058)	51.0%		Acquired 2015	95.0%	1,307,728	Bed, Bath, and Beyond, Longs Drug Store, Macy's, Pearlridge Mall Theaters, Ross Dress for Less, Sears(5), T.J. Maxx
Polaris Fashion Place®	OH	Columbus	Fee	51.0%		Acquired 2015	90.6%	1,374,624	Barnes & Noble, Dick's Sporting Goods, JCPenney(10), Macy's(10), Saks Fifth Avenue(10), Von Maur(10)
Port Charlotte Town Center	FL	Port Charlotte	Fee	100.0%	(6)	Acquired 1996	79.1%	777,390	Bealls(10), Dillard's(10), DSW, JCPenney, Macy's(5)(10), Recreational Warehouse, Regal Cinema
Rolling Oaks Mall	TX	San Antonio	Fee	100.0%		Built 1988	95.0%	882,095	Dillard's(10), JCPenney(10), Macy's(10)
Scottsdale Quarter®	AZ	Scottsdale	Fee	51.0%		Acquired 2015	80.5%	761,664	Apogee Physicians, H&M, JDA Software, Restoration Hardware, Spaces, Starwood Hotels
Southern Hills Mall	IA	Sioux City	Fee	100.0%		Acquired 1998	77.2%	774,024	AMC Theaters, Barnes & Noble, Hy-Vee, JCPenney(10), Scheel's All Sports
Southern Park Mall	OH	Youngstown	Fee	100.0%		Acquired 1996	83.4%	1,018,335	Cinemark Theatres, JCPenney, Macy's
Southgate Mall	MT	Missoula	Fee	100.0%		Acquired 2018	89.9%	552,633	AMC Theater, Dillard's(4)
Sunland Park Mall	TX	El Paso	Fee	100.0%		Built 1988	67.4%	918,476	Cinemark, Conn's Home Plus(10), Dillard's(9), Starr Western Wear, TruFit Athletic Clubs(10)
Town Center at Aurora®	CO	Aurora (Denver)	Fee	100.0%		Acquired 1998	94.8%	1,081,451	Century Theatres, Dillard's(10), JCPenney(10), Macy's(10)
Town Center Crossing & Plaza	KS	Leawood	Fee	51.0%		Acquired 2015	88.3%	670,662	Arhaus, Barnes & Noble, Crate & Barrel, Macy's(10), Restoration Hardware

Property Name	State	City (Major Metropolitan Area)	Ownership Interest (Expiration if Lease)	Financial Interest (1)		Year Acquired or Built	Occupancy (%)(2)	Total Center SF	Anchors
Waterford Lakes Town Center	FL	Orlando	Fee	100.0%		Built 1999	88.9%	967,287	Ashley Furniture Home Store (10), Barnes & Noble, Bed Bath & Beyond, Best Buy, Jo-Ann Fabrics, L.A. Fitness(10), Office Max, Regal Cinemas, Ross Dress for Less, Target(10), T.J. Maxx
Weberstown Mall	CA	Stockton	Fee	100.0%		Acquired 2015	98.8%	846,915	Barnes & Noble, Dillard's(10), JCPenney(10), Sears(10)
Westminster Mall	CA	Westminster (Los Angeles)	Fee	100.0%		Acquired 1998	77.9%	1,216,917	Chuze Fitness, DSW, JCPenney(10), John's Incredible Pizza, Macy's(10), Sky Zone, Target(10)
WestShore Plaza	FL	Tampa	Fee	100.0%		Acquired 2015	89.6%	1,093,693	AMC Theatres, Dick's Sporting Goods, JCPenney, Macy's(10)
Total Enclosed Retail Properties Portfolio Square Footage (3)								39,474,751

Open Air Properties
Bloomingdale Court	IL	Bloomingdale (Chicago)	Fee	100.0%		Built 1987	97.3%	675,988	Best Buy, Dick's Sporting Goods, Jo-Ann Fabrics, Office Max, Picture Show, Ross Dress for Less, T.J. Maxx N More, Walmart Supercenter(10)
Bowie Town Center Strip	MD	Bowie (Wash, D.C.)	Fee	100.0%		Built 2001	100.0%	106,636	Safeway(10)
Canyon View Marketplace	CO	Grand Junction	Fee	100.0%		Acquired 2015	78.7%	199,815	City Market(10), Kohl's(10)
Chesapeake Center	VA	Chesapeake (Virginia Beach)	Fee	100.0%		Acquired 1996	93.8%	276,801	Big Lots(10), Dollar Tree(10), Gabe's(10), PetSmart, Value City Furniture
Concord Mills Marketplace	NC	Concord (Charlotte)	Fee	100.0%		Acquired 2007	100.0%	240,769	At Home, BJ's Wholesale Club
Countryside Plaza	IL	Countryside (Chicago)	Fee	100.0%		Built 1977	100.0%	403,455	Best Buy, Dollar Tree, Floor & Decor, Home Depot(10), Jo-Ann Fabrics, PetSmart, The Tile Shop
Dare Centre	NC	Kill Devil Hills	Ground Lease (2058)	100.0%		Acquired 2004	100.0%	168,998	Belk(10), Food Lion
Empire East	SD	Sioux Falls	Fee	100.0%		Acquired 1998	100.0%	301,438	Bed Bath & Beyond, Kohl's, Target(10)
Fairfax Court	VA	Fairfax (Wash, D.C.)	Fee	100.0%		Acquired 2014	83.8%	239,483	Burlington Coat Factory, XSport Fitness
Fairfield Town Center	TX	Houston	Fee	100.0%		Built 2014	98.8%	448,381	Academy Sports(10), Burlington Coat Factory, Cinemark, HEB(10), Marshalls, Party City
Forest Plaza	IL	Rockford	Fee	100.0%		Built 1985	95.0%	433,816	Bed Bath & Beyond, Binny's Beverage Depot, Kohl's, Marshalls, Michael's, Office Max, Petco
Gaitway Plaza	FL	Ocala	Fee	98.6%	(6)	Acquired 2014	98.6%	197,435	Bed Bath & Beyond, Michael's, Office Depot, Ross Dress for Less, T.J. Maxx
Gateway Centers	TX	Austin	Fee	51.0%		Acquired 2004	97.0%	513,612	Best Buy, Crate & Barrel, Nordstrom Rack, Off 5th Saks 5th Ave, Regal Cinema, REI(10), Whole Foods, The Container Store, The Tile Shop
Greenwood Plus	IN	Greenwood (Indianapolis)	Fee	100.0%		Built 1979	100.0%	152,123	Best Buy, Kohl's

Property Name	State	City (Major Metropolitan Area)	Ownership Interest (Expiration if Lease)	Financial Interest (1)	Year Acquired or Built	Occupancy (%)(2)	Total Center SF	Anchors
Henderson Square	PA	King of Prussia (Philadelphia)	Fee	100.0%	Acquired 2003	100.0%	107,368	Avalon Carpet & Tile Shop, Giant
Keystone Shoppes	IN	Indianapolis	Fee	100.0%	Acquired 1997	100.0%	36,457	N/A
Lake Plaza	IL	Waukegan (Chicago)	Fee	100.0%	Built 1986	89.6%	215,590	N/A
Lake View Plaza	IL	Orland Park (Chicago)	Fee	100.0%	Built 1986	91.6%	364,548	Best Buy, Bob's Discount Furniture, Golf Galaxy, Jo-Ann Fabrics, Petco, Tuesday Morning, Value City Furniture(10)
Lakeline Plaza	TX	Cedar Park (Austin)	Fee	100.0%	Built 1998	90.1%	386,055	Bed, Bath, & Beyond, Best Buy, Office Max, PetSmart, Ross Dress for Less, T.J. Maxx, Total Wine & More(10)
Lima Center	OH	Lima	Fee	100.0%	Acquired 1996	99.4%	233,878	Hobby Lobby(10), Jo-Ann Fabrics, Kohl's, T.J. Maxx
Lincoln Crossing	IL	O'Fallon (St. Louis)	Fee	100.0%	Built 1990	100.0%	303,526	Academy Sports, PetSmart, Walmart(10)
MacGregor Village	NC	Cary	Fee	100.0%	Acquired 2004	81.0%	140,028	Sports HQ
Mall of Georgia Crossing	GA	Buford (Atlanta)	Fee	100.0%	Built 1999	99.2%	440,564	Best Buy, Hobby Lobby, Nordstrom Rack, Staples, Target(10), T.J. Maxx 'n More
Markland Plaza	IN	Kokomo	Fee	100.0%	Built 1974	96.2%	84,727	Bed Bath & Beyond(5), Best Buy
Martinsville Plaza	VA	Martinsville	Ground Lease (2026)	100.0%	Built 1967	96.2%	102,105	Ollie's Bargain Outlet, Rose's
Muncie Towne Plaza	IN	Muncie	Fee	100.0%	Built 1998	93.8%	171,621	AMC Theatres(10), Kohl's, T.J. Maxx
North Ridge Shopping Center	NC	Raleigh	Fee	100.0%	Acquired 2004	97.4%	171,492	Ace Hardware, Harris-Teeter Grocery, O2 Fitness Club
Northwood Plaza	IN	Fort Wayne	Fee	100.0%	Built 1974	85.6%	204,956	Target(10)
Palms Crossing	TX	McAllen	Fee	51.0%	Built 2007	83.9%	389,618	Barnes & Noble, Best Buy, DSW, Hobby Lobby
Plaza at Buckland Hills, The	CT	Manchester	Fee	100.0%	Acquired 2014	100.0%	312,742	Big Lots, Jo-Ann Fabrics, K&G Men's Company, Marshalls, Michael's(10), PetSmart(10), Total Wine & More, Trader Joe's
Richardson Square	TX	Richardson (Dallas)	Fee	100.0%	Acquired 1996	100.0%	516,100	Lowe's Home Improvement, Ross Dress for Less, Super Target(10)
Rockaway Commons	NJ	Rockaway (New York)	Fee	100.0%	Acquired 1998	100.0%	229,929	Best Buy, Buy Buy Baby, Christmas Tree Shops, DSW, Michael's, Nordstrom Rack
Rockaway Town Plaza	NJ	Rockaway (New York)	Fee	100.0%	Built 2004	82.8%	306,440	Dick's Sporting Goods(10), PetSmart, Target(10)
Royal Eagle Plaza	FL	Coral Springs (Miami)	Fee	100.0%	Acquired 2014	95.9%	178,769	Aldi, Hobby Lobby
Shops at Arbor Walk, The	TX	Austin	Ground Lease (2056)	51.0%	Built 2006	96.5%	309,010	DSW, Home Depot, Jo-Ann Fabrics, Marshalls, PGA Tour Superstore, Spec's Wine, Spirits and Fine Foods
Shops at North East Mall, The	TX	Hurst (Dallas)	Fee	100.0%	Built 1999	91.1%	365,169	Barnes & Noble, Bed Bath & Beyond(5), Best Buy, DSW, Michael's, PetSmart, T.J. Maxx

Property Name	State	City (Major Metropolitan Area)	Ownership Interest (Expiration if Lease)	Financial Interest (1)		Year Acquired or Built	Occupancy (%)(2)	Total Center SF	Anchors
St. Charles Towne Plaza	MD	Waldorf (Wash, D.C.)	Fee	100.0%		Built 1987	92.1%	388,517	Ashley Furniture, Big Lots, Citi Trends, Dollar Tree, K & G Menswear, Shoppers Food Warehouse, Value City Furniture(10)
Tippecanoe Plaza	IN	Lafayette	Fee	100.0%		Built 1974	100.0%	90,522	Barnes & Noble, Best Buy
University Center	IN	Mishawaka	Fee	100.0%		Acquired 1996	96.8%	150,441	Best Buy(10), Michael's, Ross Dress for Less
University Town Plaza	FL	Pensacola	Fee	100.0%		Redeveloped 2013	100.0%	382,330	Academy Sports, Burlington Coat Factory, Conn's Home Plus, JCPenney(10)
Village Park Plaza	IN	Carmel (Indianapolis)	Fee	100.0%		Acquired 2014	96.7%	501,898	Bed Bath & Beyond, Hobby Lobby, Kohl's, Marsh Supermarket(10), Regal Cinemas, Walmart Supercenter(10)
Washington Plaza	IN	Indianapolis	Fee	100.0%		Acquired 1996	100.0%	50,107	Jo-Ann Fabrics
West Town Corners	FL	Altamonte Springs (Orlando)	Fee	98.0%	(6)	Acquired 2014	92.7%	379,172	American Signature Furniture(10), PetSmart, T.J. Maxx, Walmart(10), Winn-Dixie Marketplace
Westland Park Plaza	FL	Orange Park (Jacksonville)	Fee	100.0%	(6)	Acquired 2014	87.6%	163,259	Beall's, Burlington Coat Factory, Guitar Center, L.A. Fitness
White Oaks Plaza	IL	Springfield	Fee	100.0%		Built 1986	95.6%	385,414	Big Lots, County Market(10), HomeGoods, Kohl's, T.J. Maxx
Whitehall Mall	PA	Whitehall	Fee	100.0%		Acquired 2014	93.1%	603,475	Bed Bath & Beyond, Buy Buy Baby, Gold's Gym, Kohl's, Raymour & Flanigan Furniture
Wolf Ranch	TX	Georgetown (Austin)	Fee	100.0%		Built 2005	98.8%	632,025	Best Buy, DSW, Fact Fitness, Kohl's(10), Michael's, Office Depot, PetSmart, Ross Dress for Less, Target(10), T.J. Maxx
Total Open Air Portfolio Square Footage(3)								13,656,602
Total Portfolio Square Footage(3)								53,131,353
____________________________________________________________________

(1)Direct and indirect interests in some joint venture properties are subject to preferences on distributions and/or capital allocation in favor of other partners.
(2)Enclosed Retail Properties—Executed leases for all Company-owned GLA in enclosed retail property stores, excluding majors and anchors. Open Air Properties—Executed leases for all Company-owned retail GLA (or total center GLA).
(3)Includes office space in the properties, including the following properties with more than 20,000 square feet of office space:
    Clay Terrace—80,033 sq. ft.; Oak Court Mall—118,557 sq. ft.; Royal Eagle Plaza—22,487 sq. ft.;
Pearlridge Center—179,080 sq. ft.; Scottsdale Quarter—295,057 sq. ft.
(4)Indicates tenant has multiple locations at this property and one of these spaces is owned by others.
(5)Indicates anchor has announced its intent to close this location in 2021.
(6)Our interest does not reflect our legal ownership percentage due to capital preferences.
(7)Includes the following properties: Classen Curve, Nichols Hills Plaza and The Triangle @ Classen Curve.
(8)Indicates that the property was in receivership as of December 31, 2020 due to a borrower default. As we no longer manage or lease the property, it is excluded from our GLA and occupancy numbers presented.
(9)Indicates tenant has multiple locations at this property and both of these spaces are owned by others.
(10)Indicates anchor space is owned by others.
(11)This property is subject to a 99-year ground lease under the failed sale and leaseback transaction, as discussed in Part II, Item 7 "Financing and Debt" and Note 6 of the Notes to the Consolidated Financial Statements presented in Part IV, Item 15. Date shown represents the repurchase option, which can be exercised at the Company's discretion, in year 30.

Lease Expirations(1)
The following table summarizes lease expiration data for our properties as of December 31, 2020:

Year	Number of Leases Expiring	Square Feet	Average Base Minimum Rent Per Square Foot	Percentage of Gross Annual Rental Revenues(2)
Inline Stores and Freestanding
Month To Month Leases	196	499,448	$28.43	2.7%
2021	653	2,129,185	$24.60	8.8%
2022	750	2,397,936	$26.04	11.2%
2023	600	2,039,248	$27.75	10.2%
2024	451	1,511,698	$27.29	7.8%
2025	336	1,395,132	$26.82	7.6%
2026	268	1,455,895	$27.00	7.4%
2027	211	958,719	$28.45	4.9%
2028	145	674,481	$25.51	3.0%
2029	128	627,546	$28.55	3.3%
2030	109	492,957	$24.70	2.3%
2031 and Thereafter	38	450,820	$18.56	1.5%
Specialty Leasing Agreements w/ terms in excess of 11 months	781	1,957,221	$10.14	4.0%
Anchors
Month To Month Leases	4	183,946	$7.73	0.3%
2021	19	1,127,306	$4.63	1.1%
2022	36	1,765,756	$7.62	2.9%
2023	47	2,176,782	$9.64	4.1%
2024	29	1,560,628	$7.89	2.5%
2025	45	2,116,412	$9.67	4.3%
2026	37	1,821,895	$7.70	3.0%
2027	22	991,992	$9.20	1.7%
2028	14	488,294	$14.68	1.5%
2029	11	605,415	$8.76	1.1%
2030	14	558,561	$9.62	1.2%
2031 and Thereafter	15	960,151	$9.58	1.6%
_______________________________________________________________________________

(1)Does not consider the impact of renewal options that may be contained in leases and only considers Company-owned GLA managed at December 31, 2020.
(2)Gross annual rental revenues represents 2020 consolidated and joint venture combined base rental revenue for the portfolio.

Mortgage Financing on Properties
The following table sets forth certain information regarding the mortgages and unsecured indebtedness encumbering our properties and the properties held in our joint venture arrangements, and our unsecured corporate debt as of December 31, 2020:
Summary of Mortgage and Other Indebtedness
As of December 31, 2020
(in thousands)

Property Name	Maturity Date (1)	Interest Rate	Principal Balance	Our Share of Principal Balance		F = Fixed V = Variable Floating
Consolidated Indebtedness:
Secured Indebtedness
Anderson Mall	12/1/2022	4.61%	$17,156	$17,156	(8)	F
Ashland Town Center	7/6/2021	4.90%	35,045	35,045		F
Brunswick Square	3/1/2024	4.80%	68,259	68,259		F
Canyon View Marketplace	11/6/2023	5.47%	5,020	5,020		F
Charlottesville Fashion Square	4/1/2024	4.54%	45,068	45,068	(8)	F
Concord Mills Marketplace	11/1/2023	4.82%	16,000	16,000		F
Cottonwood Mall	4/6/2024	4.82%	93,281	93,281		F
Dayton Mall	9/1/2022	4.57%	77,711	77,711		F
Forest Plaza	10/1/2029	3.67%	30,250	30,250		F
Grand Central Mall	7/6/2021	6.05%	38,084	38,084		F
Lakeline Plaza	10/1/2029	3.67%	49,710	49,710		F
Lincolnwood Town Center	4/1/2021	4.26%	47,252	47,252	(7)	F
Mall of Georgia Crossing	10/6/2022	4.28%	21,131	21,131		F
Muncie Mall	4/1/2021	4.19%	33,071	33,071	(8)	F
Muncie Towne Plaza	10/1/2029	3.67%	10,550	10,550		F
North Ridge Shopping Center	12/1/2022	3.41%	11,229	11,229		F
Oak Court Mall	4/1/2021	4.76%	36,069	36,069		F
Port Charlotte Town Center	11/1/2020	9.30%	40,868	40,868	(2),(7)	F
Southgate Mall	9/27/2023	4.48%	35,395	35,395	(3)	F
Town Center at Aurora®	4/1/2022	4.92%	50,750	50,750	(4)	F
Waterford Lakes Town Center	5/6/2029	4.86%	175,876	175,876		F
Weberstown Mall	6/8/2021	2.80%	65,000	65,000	(3)	V
Westminster Mall	4/1/2024	4.65%	75,110	75,110		F
White Oaks Plaza	10/1/2029	3.67%	26,490	26,490		F
Corporate Indebtedness
Credit Facility	12/30/2022	2.75%	647,000	647,000	(6)	V
Senior Notes due 2024	8/15/2024	6.45%	720,900	720,900		F
Term Loan (unhedged portion)	12/30/2022	3.10%	100,000	100,000	(6)	V
Term Loan (hedged portion)	12/30/2022	5.71%	250,000	250,000	(4),(6)	F
December 2015 Term Loan	1/10/2023	4.67%	340,000	340,000	(4),(6)	F
Other indebtedness	10/10/2049	8.52%	109,285	109,285	(5)
Total Indebtedness at Face Value	3.8 yrs.	4.85%	3,271,560	3,271,560

Property Name	Maturity Date (1)	Interest Rate	Principal Balance	Our Share of Principal Balance	F = Fixed V = Variable Floating
Premium on Fixed-Rate Indebtedness			1,685	1,685
Note Discounts			(6,338)	(6,338)
Future accretion, net			(19,969)	(19,969)
Debt Issuance Costs, net			(25,463)	(25,463)
Total Consolidated Indebtedness	3.8 yrs.	4.92%	3,221,475	3,221,475
Unconsolidated Secured Indebtedness:
Arbor Hills	1/1/2026	4.27%	23,710	12,092	F
Arboretum, The	6/1/2027	4.13%	59,400	30,294	F
Gateway Centers	6/1/2027	4.03%	112,500	57,375	F
Mall at Johnson City, The	5/6/2025	6.76%	42,350	21,599	F
Oklahoma City Properties
Loan One	6/1/2027	3.90%	52,779	26,917	F
Loan Two	1/1/2023	2.64%	12,435	6,342	V
Palms Crossing	8/1/2021	5.49%	32,606	16,629	F
Pearlridge Center
Loan One	6/1/2025	3.53%	225,000	114,750	F
Loan Two	5/1/2025	4.07%	41,980	21,410	F
Polaris Fashion Place®
Loan One	3/1/2025	3.90%	221,991	113,215	F
Loan Two	3/1/2025	4.46%	15,333	7,820	F
Scottsdale Quarter®
Loan One	6/1/2025	3.53%	165,000	84,150	F
Loan Two	4/1/2027	4.36%	55,000	28,050	F
Shops at Arbor Walk, The	8/1/2021	5.49%	36,852	18,795	F
Town Center Crossing & Plaza
Loan One	2/1/2027	4.25%	31,953	16,296	F
Loan Two	2/1/2027	5.00%	64,702	32,998	F
Other joint venture mortgage debt	7/1/2032	4.70%	18,627	1,950	F
Total Indebtedness at Face Value	4.7 yrs.	4.10%	1,212,218	610,682
Premium on Fixed-Rate Indebtedness			6,144	3,133
Debt Issuance Costs, net			(3,683)	(1,877)
Total Unconsolidated Indebtedness	4.7 yrs.	4.09%	1,214,679	611,938
Total Mortgage and Other Indebtedness	4.0 yrs.	4.79%	$4,436,154	$3,833,413
_______________________________________________________________________________

(1)Maturity date assumes full exercise of extension options.
(2)Our share does not reflect our legal ownership percentage due to capital preferences.
(3)Mortgage note payable is full recourse.
(4)Interest rate fixed via swap agreements as of December 31, 2020.
(5)Represents the anticipated settlement amount of the financial liability due under the failed-sale and leaseback transaction, as discussed in Part II, Item 7 "Financing and Debt" and Note 6 of the Notes to the Consolidated Financial Statements presented in Part IV, Item 15. Date shown represents the repurchase option, which can be exercised at the Company's discretion, in year 30.
(6)Indebtedness is partially collateralized by the properties included in the table below as a result of the 2020 debt modifications. See Part II, Item 7 "Financing and Debt" and Note 6 of the Notes to the Consolidated Financial Statements presented in Part IV, Item 15 for discussion of the modification.
(7)Borrower is in default and thus in discussions with the special servicer regarding this non-recourse mortgage loan.
(8)Property is in receivership and borrower is in discussions with the special servicer regarding this non-recourse loan.

The following table lists the 31 properties that are temporarily collateralized as of December 31, 2020 by the Company's revolving credit facility and term loans listed in "Summary of Mortgage and Other Indebtedness" due to the 2020 debt modifications. See tickmark 6 to the aforementioned table and Part II, Item 7 "Financing and Debt" and Note 6 of the Notes to the Consolidated Financial Statements presented in Part IV, Item 15 for discussion of the modification.

Financial Interest
Enclosed Retail Properties:
Bowie Town Center	100.0%
Clay Terrace	100.0%
Mesa Mall	100.0%
Northtown Mall	100.0%
Orange Park Mall	100.0%
Outlet Collection® | Seattle, The	100.0%
Paddock Mall	100.0%
WestShore Plaza	100.0%

Open Air Properties:
Bloomingdale Court	100.0%
Bowie Town Center Strip	100.0%
Chesapeake Center	100.0%
Countryside Plaza	100.0%
Empire East	100.0%
Fairfield Town Center	100.0%
Gaitway Plaza(1)	98.6%
Greenwood Plus	100.0%
Henderson Square	100.0%
Keystone Shoppes	100.0%
Lake Plaza	100.0%
Lake View Plaza	100.0%
Lincoln Crossing	100.0%
Markland Plaza	100.0%
Northwood Plaza	100.0%
Plaza at Buckland Hills, The	100.0%
Richardson Square	100.0%
Rockaway Commons	100.0%
Rockaway Town Plaza	100.0%
Shops at North East Mall, The	100.0%
University Center	100.0%
Village Park Plaza	100.0%
Wolf Ranch	100.0%
_______________________________________________________________________________
(1)We receive substantially all the economic benefit of the property due to a capital preference.

The following table lists the 35 unencumbered properties in our portfolio as of December 31, 2020:
Unencumbered Properties
As of December 31, 2020

Financial Interest
Enclosed Retail Properties:
Boynton Beach Mall	100.0%
Chautauqua Mall	100.0%
Edison Mall(1)	100.0%
Great Lakes Mall(1)	100.0%
Indian Mound Mall	100.0%
Irving Mall(1)	100.0%
Jefferson Valley Mall(1)	100.0%
Lima Mall	100.0%
Lindale Mall	100.0%
Longview Mall	100.0%
Malibu Lumber Yard(2)	51.0%
Mall at Fairfield Commons, The	100.0%
Maplewood Mall	100.0%
Markland Mall	100.0%
Melbourne Square	100.0%
Morgantown Mall	100.0%
New Towne Mall	100.0%
Northwoods Mall	100.0%
Rolling Oaks Mall	100.0%
Southern Hills Mall	100.0%
Southern Park Mall	100.0%
Sunland Park Mall	100.0%

Open Air Properties:
Dare Centre	100.0%
Fairfax Court	100.0%
Lima Center	100.0%
MacGregor Village	100.0%
Martinsville Plaza	100.0%
Royal Eagle Plaza	100.0%
St. Charles Towne Plaza	100.0%
Tippecanoe Plaza	100.0%
University Town Plaza	100.0%
Washington Plaza	100.0%
West Town Corners(3)	98.0%
Westland Park Plaza(3)	100.0%
Whitehall Mall	100.0%
_______________________________________________________________________________

(1)This property is subject the failed sale and leaseback transaction, as discussed in Part II, Item 7 "Financing and Debt" and Note 6 of the Notes to the Consolidated Financial Statements presented in Part IV, Item 15.
(2)This property is part of the O'Connor Joint Venture II, as discussed in Part II, Item 7 and Note 5 of the Notes to the Consolidated Financial Statements presented in Part IV, Item 15.
(3)We receive substantially all the economic benefit of the property due to a capital preference.

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
We may in the near future seek to implement a Restructuring pursuant to a plan of reorganization to be filed in cases commenced under chapter 11 of the Bankruptcy Code.
Item 4.    Mine Safety Disclosures
Not applicable.
Part II
Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
WPG Inc.
Market Information
WPG Inc.'s common shares are traded on the NYSE under the symbol "WPG." The following table sets forth, for the periods indicated, the dividends declared per common share:

	Distribution Declared Per Common Share[1]
	2020	2019
1st Quarter	$1.125	$2.250
2nd Quarter	NA2	$2.250
3rd Quarter	NA2	$2.250
4th Quarter	NA2	$2.250
1Per share information has been adjusted for the effects of the Split, as discussed in Part II, Item 7 "Equity Activity."
2After the declaration of the 2020 first quarter dividend, the Board suspended the Company's common share/unit dividend in response to the COVID-19 pandemic.
Stockholder Information
As of March 15, 2021, there were 1,199 holders of record of WPG Inc.'s common shares.
Distribution Information
WPG Inc. must pay a minimum amount of dividends to maintain its status as a REIT. WPG Inc.'s future dividends and future distributions of WPG L.P. will be determined by WPG Inc.'s Board of Directors based on actual results of operations, cash available for dividends and limited partner distributions, cash reserves as deemed necessary for capital and operating expenditures, and the amount required to maintain WPG Inc.'s status as a REIT. In April 2020, and in response to the COVID-19 pandemic, we suspended the quarterly common share and O.P. Unit cash dividend for the remainder of 2020. The 2020 first quarter dividend satisfied our 2020 REIT distribution requirements. WPG Inc.'s Board of Directors will continue to evaluate our distribution policy, including maintaining our status as a REIT, on a quarterly basis as they monitor the capital markets and the impact of the economy and the COVID-19 pandemic on our operations. Due to the Company's liquidity and need to restructure its indebtedness, it is unlikely the Company will make cash distributions in the foreseeable future.
Common Share/unit distributions paid during each of 2020 and 2019 aggregated $1.125 and $9.000 per share/unit, respectively, as adjusted for the effects of the Split.

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
WPG L.P.
Market Information
There is no established public trading market for WPG L.P.'s operating partnership units, including the preferred units, the transfers of which are restricted by the terms of WPG L.P.'s limited partnership agreement. The following table sets forth, for the periods indicated, WPG L.P.'s distributions declared per common unit:

	Distribution Declared Per Common Unit[1]
	2020	2019
1st Quarter	$1.125	$2.250
2nd Quarter	NA2	$2.250
3rd Quarter	NA2	$2.250
4th Quarter	NA2	$2.250
1Per share information has been adjusted for the effects of the Split, as discussed in Part II, Item 7 "Equity Activity.".
2After the declaration of the 2020 first quarter dividend, the Board suspended the Company's common share/unit dividend in response to the COVID-19 pandemic.
Unitholder Information
As of March 15, 2021, there were 184 holders of record of WPG L.P.'s common units.
Distribution Information
Included in WPG Inc.'s "Distribution Information" discussion above.
Operating Partnership Units and Recent Sales of Unregistered Securities
On January 15, 2015, WPG L.P. issued 180,188 common units of limited partnership interest (as adjusted to reflect the Split) and 130,592 WPG L.P. Series I-1 Preferred Units to third parties.
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
Common Shares to be issued upon redemption of O.P. Unit interest would be issued in reliance on an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the "Securities Act").
Issuances Under Equity Compensation Plans (WPG Inc. and WPG L.P.)
For information regarding the securities authorized for issuance under our equity compensation plans, see Item 12 of this report.
Item 6.    Selected Financial Data
Not applicable.

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
Recent Developments
Restructuring & Going Concern
The Company has engaged in discussions with certain holders of the Company’s Senior Notes due 2024 (the "Senior Notes") and certain stakeholders with respect to potential deleveraging or restructuring transactions. These discussions have included negotiations of the terms and conditions of a financial restructuring (the "Restructuring") of the existing debt of, existing equity interests in, and certain other obligations of the Company and certain of its direct and indirect subsidiaries (the "Company Parties"). The Restructuring may need to be implemented pursuant to a plan of reorganization ("Plan") to be filed in cases commenced under chapter 11 ("Chapter 11 Cases") of the United States Bankruptcy Code (the "Bankruptcy Code"). Although the Company continues to be open to all discussions with the holders of its Senior Notes and other stakeholders regarding a potential Restructuring, there can be no assurance we will reach an agreement regarding a Restructuring in a timely manner, on terms that are attractive to us, or at all. The Company expects to continue to provide quality service to its customers without interruption and work with its business partners as usual during the course of these discussions and any potential transaction.
On February 15, 2021, we deferred the approximately $23.2 million semi-annual interest payment on the Senior Notes and commenced a 30-day grace period under the terms of the indenture governing the Senior Notes. We elected to enter into the grace period in order to collaborate with our Noteholders regarding the Restructuring. The Company does not expect to make the interest payment on the last day of such grace period. The failure to make the interest payment will result in an event of default on March 17, 2021 under the indenture governing the Senior Notes, which will result in a cross default under the credit agreements governing our credit facilities. On March 16, 2021, we entered into forbearance agreements (the “Forbearance Agreements”) with certain holders of our Senior Notes and the administrative agents of our corporate credit facilities, on behalf of the lenders under such facilities, pursuant to which, among other things, the forbearing parties agreed not to exercise any rights and remedies available to them under the indenture governing the Senior Notes or applicable credit agreement, as applicable, related to the missed interest payment or certain other defaults (in the case of the credit agreements) until the earlier of March 31, 2021 and the occurrence of any of the early termination events specified in the agreements (the “Forbearance Periods”). There are no assurances that we will be able to extend the Forbearance Periods or that our lenders or noteholders will not accelerate our indebtedness outstanding under the Senior Notes or our credit facilities after the expiration of the Forbearance Periods.
Our intentions are to consummate the Restructuring and to generate sufficient liquidity from the Restructuring to meet our obligations and operating needs. These factors, among others, create substantial doubt about the Company’s ability to continue as a going concern. In connection with the preparation of the Consolidated Financial Statements, we conducted an evaluation as to whether there were conditions and events, considered in the aggregate, which raised substantial doubt as to the Company’s ability to continue as a going concern within one year after the date of the issuance of the Consolidated Financial Statements. As reflected in the Consolidated Financial Statements, the Company had cash and cash equivalents of approximately $92.6 million and an accumulated deficit of approximately $822.2 million as of December 31, 2020. The Company also had an operating loss of $112.2 million and a net loss of approximately $142.9 million for the year ended December 31, 2020.
See “Risk Factors - Risks Related to Liquidity and Financing Activity” and Note 2 of the Notes to Consolidated Financial Statements for more information on the Restructuring and the risks related thereto. Refer to Note 2 of the Notes to Consolidated Financial Statements for further discussion of the Company's ability to continue as a going concern and Note 6 for further detail of our debt obligations as of and for the year ended December 31, 2020.
Overview—Basis of Presentation
WPG Inc. is an Indiana corporation that operates as a self‑administered and self‑managed REIT, under the Code. WPG Inc. will generally qualify as a REIT for U.S. federal income tax purposes as long as it continues to distribute at least 90% of its REIT taxable income, exclusive of net capital gains, and satisfy certain other requirements. WPG Inc. will generally be allowed a deduction against its U.S. federal income tax liability for dividends paid by it to REIT shareholders, thereby reducing or eliminating any corporate level taxation to WPG Inc. WPG L.P. is WPG Inc.'s majority‑owned limited partnership subsidiary that owns, develops and manages, through its affiliates, all of WPG Inc.'s real estate properties and other assets. WPG Inc. is the sole general partner of WPG L.P. As of December 31, 2020, our assets consisted of material interests in 101 shopping centers in the United States, consisting of open air properties and enclosed retail properties, comprised of approximately 53 million square feet of managed GLA.

The consolidated financial statements are prepared in accordance with U.S. GAAP. The consolidated balance sheets as of December 31, 2020 and December 31, 2019 include the accounts of WPG Inc. and WPG L.P., as well as their wholly-owned subsidiaries. The consolidated statements of operations include the consolidated accounts of the Company. All intercompany transactions have been eliminated in consolidation.
COVID-19
During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus ("COVID-19"). The pandemic has significantly impacted the economic conditions in the United States, with accelerated effects since March 2020 as federal, state and local governments react to the public health crisis, creating significant uncertainties in the United States economy and infrastructure. While certain of our shopping centers were impacted by jurisdictional closures or capacity limitations during the second quarter of 2020, all of our shopping centers were open as of December 31, 2020, albeit subject to certain applicable operational limitations and restrictions. In response to these closures and capacity limitations, we granted rent relief to certain of our tenants through a combination of rent deferrals and rent abatements, which have resulted in a reduction to fiscal year 2020 rental income by approximately $24.1 million due to the rent abatements, with additional impact to our fiscal year 2020 operating cash flows due to the rent deferrals. Additionally, as part of our continual assessment of the future collectibility of rents, we recorded an adjustment to rental income of approximately $52.4 million, including the change in estimate of collectibility of accrued (straight-line) rent. The situation continues to evolve as certain geographic regions across the United States are experiencing a surge in new cases, which could result in shoppers limiting their in-store purchases in exchange for curbside or on-line purchases. Additional impacts to the business may arise that we are not aware of currently. We cannot predict whether, when or the manner in which the conditions surrounding COVID-19 will change, including the timing of potential additional closure requirements or the subsequent lifting of any said restrictions.
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
•Drew an additional $120.0 million under the Revolver (defined herein) to increase liquidity and preserve financial flexibility; and
•Temporarily suspended the quarterly common share and operating partnership unit cash dividend for the remainder of 2020, which resulted in cash savings in excess of $80.0 million for the remainder of the year.
Additionally, the Company executed the following forbearance agreements on its various consolidated and unconsolidated mortgage notes outstanding during 2020 (dollars in thousands; unconsolidated mortgages shown non pro-rata):

Consolidated Mortgages
Property	Monthly Service Terms	Description of Relief	Duration of Forbearance	Repayment Terms[1]	Current Status
Forest Plaza, Lakeline Plaza, Muncie Towne Plaza, and White Oaks Plaza	Interest only	Interest	6 months ended October 2020	6 months commenced November 2020	Repayment terms ongoing
Southgate Mall	Interest only	Interest	3 months ended July 2020	Due at maturity (Sept. 27, 2023)	Repayment terms satisfied
Town Center at Aurora	Interest and principal	Interest and principal	6 months ended October 2020	Commenced November 2020 with payments made from excess property cash flow until repaid in full	Repayment terms satisfied
Westminster Mall	Interest and principal	Interest and principal	3 months ended August 2020, paid from escrows	Not applicable	Repayment terms satisfied
Canyon View Marketplace	Interest and principal	Interest and principal	3 months ended July 2020	6 months commenced August 2020	Repayment terms satisfied
Grand Central Mall	Interest and principal	Interest and principal	3 months ended August 2020	12 months commenced September 2020, but outstanding payments due at maturity (July 6, 2021)	Repayment terms ongoing

Property	Monthly Service Terms	Description of Relief	Duration of Forbearance	Repayment Terms[1]	Current Status
Lincolnwood Town Center	Interest and principal	Interest and principal	6 months ended October 2020	12 months commenced November 2020, but outstanding payments due at maturity (April 1, 2021)	Repayment terms ongoing
Unconsolidated Mortgages
Property	Monthly Service Terms	Description of Relief	Duration of Forbearance	Repayment Terms[1]	Current Status
Arbor Hills	Interest and principal	Interest and principal	3 months ended July 2020	12 months commenced August 2020	Repayment terms satisfied
Arboretum, The	Interest only	Interest	3 months ended July 2020	5 months commenced August 2020	Repayment terms satisfied
Classen Curve & The Triangle at Classen Curve	Interest only	Interest	3 months ended July 2020	5 months commenced August 2020	Repayment terms satisfied
Gateway Centers	Interest only	Interest	3 months ended July 2020	5 months commenced August 2020	Repayment terms satisfied
Mall at Johnson City, The	Interest and principal	Interest and principal	3 months ended July 2020	12 months commenced August 2020	Repayment terms ongoing
Nichols Hills Plaza	Interest and principal	Interest and principal	3 months ended July 2020	Due at maturity (Jan. 1, 2023)	Repayment terms satisfied
Polaris Fashion Place	Interest and principal	Interest	3 months ended July 2020	5 months commenced August 2020	Repayment terms satisfied
Town Center Crossing	Interest and principal	Interest and principal	3 months ended July 2020	12 months commenced August 2020	Repayment terms satisfied
Town Center Plaza	Interest and principal	Interest and principal	3 months ended July 2020	12 months commenced August 2020	Repayment terms satisfied
Scottsdale Quarter (Blocks K & M)	Interest only	Interest	3 months ended July 2020	Commenced August 2020 with payments made from excess property cash flow until repaid in full	Repayment terms satisfied
1 Maturity dates noted include any applicable extension options available to the borrower.
While these forbearance agreements have not reduced the Company’s debt obligations, they enhanced cash flow during the period of lower rent collections from tenants, by approximately $10 million to $15 million.
Leadership Changes and Severance Impacting Financial Results
2020 Activity
In response to the COVID-19 pandemic (as discussed above), the Company recorded aggregate severance costs of $0.1 million related to workforce reductions, which costs are included in general and administrative expense in the consolidated statements of operations and comprehensive (loss) income for the year ended December 31, 2020.
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

Outparcel Sales
We were party to two separate purchase and sale agreements to sell certain outparcels to FCPT Acquisitions, LLC ("Four Corners"). The following table summarizes the key terms of each of the closings that occurred during the year ended December 31, 2020 (dollars in thousands):

Sales Date	Parcels Sold	Purchase Price	Sales Proceeds
February 13, 2020	2	$1,961	$1,945
September 17, 2020	1	2,072	2,063
October 29, 2020	1	1,158	1,155
November 13, 2020	1	1,899	1,814
November 20, 2020	1	1,811	1,697
	6	$8,901	$8,674
The net proceeds were generally used to fund ongoing redevelopment efforts and for general corporate purposes. Based upon the closings above and amendments executed as of December 31, 2020, there are no remaining parcels from the first purchase and sale agreement and the Company has approximately $19.1 million from the second purchase and sale agreement to close, subject to due diligence and closing conditions.
The following table summarizes the key terms of the closings with Four Corners that occurred during the year ended December 31, 2019 (dollars in thousands):

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

On December 20, 2019, the O'Connor Joint Venture I closed on the extension of the mortgage loan secured by The Mall at Johnson City. The extension was effective May 6, 2020 and extended the maturity of the mortgage loan to May 6, 2023, with two additional one-year extension options available to the joint venture. The extension required a $5.0 million principal prepayment on May 6, 2020, in addition to funding certain reserve accounts of $10.0 million for future redevelopment and property improvements. On June 11, 2020, and in response to the COVID-19 pandemic, the O'Connor Joint Venture I executed a standstill agreement with the lender that extended the effective date of the extension to December 1, 2020, at which time the O'Connor Joint Venture I extended the maturity of the mortgage loan pursuant to the terms and payment requirements noted above.
•The O'Connor Joint Venture II
This investment consists of a 51% noncontrolling interest held by the Company in a portfolio of seven enclosed retail properties and related outparcels, consisting of the following: The Arboretum, located in Austin, Texas; Arbor Hills, located in Ann Arbor, Michigan; the Oklahoma City Properties, located in Oklahoma City, Oklahoma; Gateway Centers, located in Austin, Texas; Malibu Lumber Yard, located in Malibu, California; Palms Crossing I and II, located in McAllen, Texas; and The Shops at Arbor Walk, located in Austin, Texas. We retain management, leasing, and development responsibilities for the properties included in the O'Connor Joint Venture II.
Impairment
During the fourth quarter of 2020, we recorded an impairment charge of approximately $109.0 million related to one enclosed retail property and one open air property based on the total estimated fair value of $48.1 million and the related carrying value. The impairment charge was attributed to declines in the estimated undiscounted cash flows which resulted in the carrying value not being recoverable. The fair value was based on the respective discounted future cash flows, using a discount rate of 14.5% and a terminal capitalization rate of 14.0% for the enclosed retail property and a discount rate of 11.8% and a terminal capitalization rate of 11.3% for the open air property, respectively, which were determined using management's assessment of the property operating performance and general market conditions.
During the third quarter of 2020, we recorded an additional impairment charge of approximately $1.1 million related to a single tenant outparcel located in Topeka, Kansas (the "Topeka Property"). The impairment charge was attributed to a change in facts and circumstances when we decided to hold the asset for a shorter period, which resulted in the carrying value not being recoverable from the projected cash flows. The fair value was based on an executed purchase and sale agreement with an unaffiliated real estate investor, which was sold on December 9, 2020.
During the second quarter of 2020, we recorded an impairment charge of approximately $23.8 million related to two enclosed retail properties based on the total estimated fair value of $12.6 million and the related carrying value. The impairment charge was attributed to declines in the estimated undiscounted cash flows which resulted in the carrying value not being recoverable. The fair value of each property was based on the respective discounted future cash flows of each property, using a discount rate range of 18.8% to 19.3% and a terminal capitalization rate range of 16.8% to 17.3%, which were determined using management's assessment of the property operating performance and general market conditions.
During the first quarter of 2020, we recorded an impairment charge of approximately $1.3 million related to vacant land at Georgesville Square, located in Columbus, Ohio and the Topeka Property. The impairment charges in both instances were due to changes in facts and circumstances when we decided to hold the assets for a shorter period which resulted in the carrying value not being recoverable from the projected cash flows. In the case of the vacant land at Georgesville Square, which was sold during the second quarter of 2020, the fair value was based on the sales price. In the case of the Topeka Property, the fair value was based on general market conditions.
During the fourth quarter of 2019, the mortgage loan secured by Charlottesville Fashion Square, located in Charlottesville, Virginia was transferred to the special servicer (see section "Financing and Debt" for further details). As part of our quarterly assessment, we considered this a triggering event and further shortened the estimated hold period, which resulted in the carrying value not being recoverable from the estimated undiscounted cash flows. The fair value of the property was based on the respective discounted estimated future cash flows, using a discount rate of 18.5% and a terminal capitalization rate of 15.5%, which were determined using management's assessment of the property operating performance and general market conditions. We compared the estimated fair value of $19.8 million to the related carrying value of $26.1 million, which resulted in the recording of an impairment charge of approximately $6.3 million in the consolidated statements of operations and comprehensive (loss) income for the year ended December 31, 2019.

During the third quarter of 2019, we recorded an impairment charge of approximately $28.9 million related to two enclosed retail properties and one open air property, which was sold in 2020, based on the total estimated fair value of $21.0 million and the related carrying value. In the case of the two enclosed retail properties, the impairment charge was attributed to declines in the estimated undiscounted cash flows which resulted in the carrying value not being recoverable. The fair value of each property was based on the respective discounted future cash flows of each property, using a discount rate of 18.5% and a terminal capitalization rate of 15.5%, which were determined using management's assessment of the property operating performance and general market conditions. In the case of the open air property, the impairment charge was due to the change in facts and circumstances when we decided to hold the asset for a shorter period which resulted in the carrying value not being recoverable from the projected cash flows. The fair value was based on an executed purchase and sale agreement.
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
Portfolio Data
The portfolio data discussed in this overview includes key operating statistics for the Company including ending occupancy, average base minimum rent per square foot and comparable NOI for the core properties owned and managed at December 31, 2020. The Company generates approximately 93% of the NOI from our Tier 1 and open air properties. As these properties are core to our future growth and receive the majority of our capital allocation, we disclose our operating metrics for this portion of our portfolio and exclude our Tier 2 and noncore properties. Refer to "Portfolio Summary" below for our property listing.
Ending occupancy for the Tier 1 and open air properties was 90.9% as of December 31, 2020, as compared to 93.9% as of December 31, 2019. Average base minimum rent per square foot for the core portfolio decreased 5.3% when comparing December 31, 2020 to December 31, 2019, primarily due to temporary reductions related to rent relief provided as part of the COVID-19 pandemic and tenants subject to co-tenancy claims. Comparable NOI for the Tier 1 and open air properties decreased 23.0% when comparing calendar year 2020 to 2019. The Tier 1 properties had a decrease in comparable NOI of 29.7%, and the open air properties had a decrease in comparable NOI of 6.9% when comparing calendar year 2020 to 2019. This year-over-year decrease in NOI was primarily driven by increasing our reserve for high risk receivables from tenants in the entertainment category such as theaters, the impact of 2020 rent abatements including moves to percentage rent structures for a number of tenants, the impact of second quarter & third quarter 2020 bankruptcies, increasing our bad debt reserve for open receivables carried from the second quarter and lost rent from lower occupancy when compared to 2019.

The following table sets forth key operating statistics for the combined portfolio of core properties or interests in properties:

	December 31, 2020	% Change	December 31, 2019	% Change	December 31, 2018
Ending occupancy (1)	90.9%	(3.0)%	93.9%	(1.3)%	95.2%
Average base minimum rent per square foot (2)	$20.35	(5.3)%	$21.50	(2.4)%	$22.02
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
Current Leasing Activities
During the year ended December 31, 2020, we signed new leases and renewal leases with terms in excess of a year (excluding enclosed retail property anchors, majors, offices and in-line spaces in excess of 10,000 square feet) across the core portfolio, comprising approximately 1,893,500 square feet. The average annual initial base minimum rent for new leases was $21.66 per square foot ("psf") and for renewed leases was $20.33 psf. For these leases, the average for tenant allowances was $33.60 psf for new leases and $3.29 psf for renewals. During the year ended December 31, 2019, we signed new leases and renewal leases with terms in excess of a year (excluding enclosed retail property anchors, majors, offices and in-line spaces in excess of 10,000 square feet) across the comparable core portfolio, comprising approximately 2,262,600 square feet. The average annual initial base minimum rent for new leases was $20.36 psf and for renewed leases was $31.28 psf. For these leases, the average for tenant allowances was $31.06 psf for new leases and $8.66 psf for renewals.
Portfolio Summary
The table below provides some of our key metrics for the core enclosed retail property tiers as well as some key metrics for our open air property portfolio:

	Property Count	Leased Occupancy %[1]		Store Sales Per Square Foot for 12 Months Ended[2]		Store Occupancy Cost %[2]		% of Total Comp NOI for 12 Months Ended

		12/31/20	12/31/19	12/31/20	12/31/19	12/31/20	12/31/19	12/31/20
Open Air Properties	47	94.9%	96.5%					33.3%
Tier 1 Enclosed retail properties	41	87.4%	91.6%	Not reported	$414	Not reported	11.2%	60.0%
Tier 1 and Open Air	88	90.9%	93.9%					93.3%
1Metrics only include properties owned as of December 31, 2020, and exclude Tier 2 and Noncore properties.
22020 sales and occupancy % are not being reported due to the COVID-19 pandemic's impact on our operations.

Enclosed Retail Property Tiers
The following table categorizes the enclosed retail properties into the respective tiers as of December 31, 2020:

Tier 1			Tier 2/Noncore
Arbor Hills	Mesa Mall	Tier 2
Arboretum, The	Morgantown Mall		Anderson Mall
Ashland Town Center	Northtown Mall		Boynton Beach Mall
Bowie Town Center	Northwoods Mall		Chautauqua Mall
Brunswick Square	Oklahoma City Properties		Indian Mound Mall
Clay Terrace	Orange Park Mall		Lima Mall
Cottonwood Mall	Paddock Mall		Maplewood Mall
Dayton Mall	Pearlridge Center		New Towne Mall
Edison Mall	Polaris Fashion Place		Oak Court Mall
Grand Central Mall	Port Charlotte Town Center		Rolling Oaks Mall
Great Lakes Mall	Scottsdale Quarter		Sunland Park Mall
Irving Mall	Southern Hills Mall		Westminster Mall[1]
Jefferson Valley Mall	Southern Park Mall	Noncore
Lincolnwood Town Center	Southgate Mall		Charlottesville Fashion Square
Lindale Mall	The Outlet Collection | Seattle		Muncie Mall
Longview Mall	Town Center at Aurora
Malibu Lumber Yard	Town Center Crossing & Plaza
Mall at Fairfield Commons, The	Waterford Lakes Town Center
Mall at Johnson City, The	Weberstown Mall
Markland Mall	WestShore Plaza
Melbourne Square
1 Due to major planned redevelopment, property was reclassified from Tier 1 in 2020 until stabilized.

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

•We receive rental income from the leasing of retail and other space under operating leases, as we retain substantially all of the risks and benefits of ownership of the investment properties. The majority of these leases contain extension options, typically at the lessee's election, and/or early termination provisions. Further, our leases do not contain any provisions that would allow the lessee to purchase the underlying assets throughout the lease term. In most cases, consideration received typically includes either a fixed minimum rent or percentage rent component, reimbursement of a fixed portion of our property operating expenses, including utility, security, janitorial, landscaping, food court and other administrative expenses (also known as common area maintenance or "CAM"), and reimbursement of lessor costs such as real estate taxes and insurance, computed based upon a formula in accordance with the lease terms. When not reimbursed by the fixed CAM component, CAM expense reimbursements and lessor costs are based on the tenant's proportionate share of the allocable operating expenses and CAM capital expenditures for the property. We accrue reimbursements from tenants for recoverable portions of all these expenses as revenue in the period the applicable expenditures are incurred. We recognize differences between estimated recoveries and the final billed amounts in the subsequent year. Additionally, a large number of our tenants are also required to pay overage rents based on sales during the applicable lease year over a base amount stated in the lease agreement. We recognize overage rents only when each tenant's sales exceed the applicable sales threshold as defined in their lease. We also collect lease termination income from tenants to allow for the tenant to vacate their space prior to their scheduled lease termination date. We recognize lease termination income in the period when a termination agreement is signed, collectability is assured, and we are no longer obligated to provide space to the tenant. In the event that a tenant is in bankruptcy when the termination agreement is signed, termination fee income is deferred and recognized when, and if, it is received. We record an adjustment to rental income in the period there is a change in our assessment of whether the collectibility of payments due under an operating lease is probable. In making this estimation, we evaluate information that includes the age of billed receivables, collection history, lease concessions granted by the Company and tenants' financial condition to assess the probability of collection.
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
•We review investment properties for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of investment properties may not be recoverable. These circumstances include, but are not limited to, declines in a property's cash flows, ending occupancy, estimated market values or our decision to dispose of a property before the end of its estimated useful life. Furthermore, this evaluation is conducted no less frequently than quarterly, irrespective of changes in circumstances. We measure any impairment of investment property when the estimated undiscounted operating income before depreciation and amortization plus its residual value is less than the carrying value of the property. To the extent impairment has occurred, we charge to expense the excess of carrying value of the property over its estimated fair value. The evaluation of impairment is subject to certain management assumptions including projected net operating income, anticipated hold period, expected capital expenditures and the capitalization rate used to estimate the property's residual value. We may decide to dispose of properties that are held for use and the consideration received from these property dispositions may differ from their carrying values. We also review our investments, including investments in unconsolidated entities, if events or circumstances change indicating that the carrying amount of our investments may not be recoverable. We will record an impairment charge if we determine that a decline in the fair value of the investments in unconsolidated entities is other-than-temporary. Changes in economic and operating conditions that occur subsequent to our review of recoverability of investment property and other investments in unconsolidated entities could impact the assumptions used in that assessment and could result in future charges to earnings if assumptions regarding those investments differ from actual results.
•To maintain its status as a REIT, WPG Inc. must distribute at least 90% of its REIT taxable income, exclusive of net capital gains in any given year and meet certain asset and income tests. We monitor our business and transactions that may potentially impact WPG Inc.'s REIT status. In the unlikely event that WPG Inc. fails to maintain REIT status, and available relief provisions do not apply, then it would be required to pay federal income taxes at regular corporate income tax rates during the period it did not qualify as a REIT. If WPG Inc. lost its REIT status, it could not elect to be taxed as a REIT for four years unless its failure was due to reasonable cause and certain other conditions were met. As a result, failing to maintain REIT status would result in a significant increase in the income tax expense recorded and paid during those periods.

•We make estimates as part of our recording of property acquisitions to the various components of the acquisition based upon the fair value of each component. The most significant components of our allocations are typically the recording of the fair value of buildings as-if-vacant, land and market value of in-place leases. In the case of the fair value of buildings and the recording of the fair value of land and other intangibles, our estimates of the values of these components will affect the amount of depreciation we record over the estimated useful life of the property acquired or the remaining lease term. In the case of the market value of in-place leases, we make our best estimates of the tenants' ability to pay rents based upon the tenants' operating performance at the property, including the competitive position of the property in its market as well as tenant sales, rents per square foot, and overall occupancy cost for the tenants in place at the acquisition date. Our assumptions affect the amount of future revenue that we will recognize over the remaining lease term for the acquired in-place leases.
•A variety of costs are incurred in the development and leasing of properties. After determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. Determination of when a development project is substantially complete and capitalization must cease involves a degree of professional judgment. The costs of land and buildings under development include specifically identifiable costs. The capitalized costs include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs and other costs incurred during the period of development. We consider a construction project as substantially completed when it is held available for occupancy, and accordingly, cease capitalization of costs upon opening. When it is determined that the project is no longer viable, capitalized costs are charged to expense.
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

The guidance is effective upon issuance and can be applied to modifications of existing contracts made after January 1, 2020 and can be applied to eligible hedging relationships existing as of or entered into after the same date. The relief is temporary and cannot be applied to contract modifications that occur after December 31, 2022 or hedging relationships entered into or evaluated after that date. However, certain optional expedients can be applied to hedging relationships evaluated in periods after December 31, 2022. As of December 31, 2020, we had approximately $812.0 million (excluding net debt issuance costs of $15.5 million) of our aggregate consolidated indebtedness that was indexed to LIBOR. In addition, as of December 31, 2020, we had approximately $640.3 million of consolidated indebtedness swapped to LIBOR plus a fixed spread under hedging relationships. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.
Results of Operations
The COVID-19 pandemic had a material impact on our 2020 results and is discussed throughout. In addition, the following acquisitions and dispositions affected our results in the comparative periods:
•On January 31, 2020, we completed the sale of Dekalb Plaza, located in King of Prussia, Pennsylvania, to an unaffiliated private real estate investor.
•On January 14, 2020, we completed the sale of Matteson Plaza, located in Matteson, Illinois, to an unaffiliated private real estate investor.
•During 2020, we completed the sale of 6 outparcels to Four Corners (see details under "Overview - Basis of Presentation - Four Corners Outparcel Sales").
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
•During 2018, we completed the sale of 20 outparcels to Four Corners.
•On October 23, 2018, we transitioned Rushmore Mall, located in Rapid City, South Dakota, to the lender.
•On April 24, 2018, we closed on the acquisition of Southgate Mall, located in Missoula, Montana.
•On April 11, 2018, we closed on the acquisition of four Sears department stores located at Longview Mall, located in Longview, Texas, Polaris Fashion Place® (unconsolidated), located in Columbus, Ohio, Southern Hills Mall, located in Sioux City, Iowa, and Town Center at Aurora, located in Aurora, Colorado.
Year Ended December 31, 2020 vs. Year Ended December 31, 2019
For purposes of the following comparisons, the transactions listed above that occurred in the periods under comparison are referred to as the "Property Transactions," and "comparable properties" refers to the remaining properties we owned and operated throughout both years in the year-to-year comparisons.
Rental income decreased $127.0 million primarily due to a $111.1 million decrease attributable to the comparable properties, the majority of which was driven by rent relief provided to tenants, lower occupancy levels, and changes in our assessment of collectibility of tenant receivables as a result of the COVID-19 pandemic as well as specific bankruptcy (which is evidenced by store closures and lease rejections) activity during the period. A further decrease of $15.9 million was attributable to the Property Transactions. Other income decreased $10.1 million due to a $4.1 million decrease related to fee income due to a reduction in cash receipts at our joint venture properties and a $6.0 million decrease related to less property ancillary income, which is mainly attributed to lower customer traffic.

Property operating expenses decreased $16.5 million, of which $11.0 million was due to reduced operating expenses at the comparable properties as a reduction in operating hours due to the COVID-19 pandemic and $5.5 million was attributable to the Property Transactions. Depreciation and amortization decreased $42.3 million, primarily due to a $35.4 million decrease attributable to the comparable properties related to the accelerated depreciation of certain building and land improvement assets and tenant related improvements and intangibles during 2019, and a $6.9 million decrease attributable to the Property Transactions. Real estate taxes decreased $3.8 million, primarily due to a $3.1 million decrease attributable to the Property Transactions and a $0.7 million decrease in the comparable properties due to reduced tax assessments and capitalization of real estate taxes associated with redevelopment efforts. Advertising and promotion expense decreased $2.2 million, which was primarily due to the reduction in operating hours and property events due to the COVID-19 pandemic. General and administrative expenses decreased $3.1 million, which was attributable to less corporate travel related expenses as a result of the COVID-19 pandemic. The $135.2 million impairment charge recorded in the 2020 period related to the write down of one Tier 1 and two Tier 2 enclosed retail properties, one open air property, vacant land at Georgesville Square, located in Columbus, Ohio, and the Topeka Property while the $35.3 million charge in the 2019 period related to the write down of one noncore property, two Tier 2 enclosed retail properties and one open air property that was subsequently sold.
Interest expense, net, increased $3.4 million, of which a net $6.8 million was attributable to corporate debt activity primarily related to our other indebtedness (see "Financing and Debt" for further details) and a net $1.3 million increase in the comparable properties primarily attributable to the April 2019 financing of Waterford Lakes Town Center, located in Orlando, Florida and default interest recorded in the 2020 period. Offsetting these increases was a decrease of $4.7 million attributable to the transitions to the lenders of Towne West Square and West Ridge. The $11.2 million impairment on note receivable recorded in the 2020 period was attributed to the discounted payoff of the seller financing provided in conjunction with our other indebtedness (see "Financing and Debt" for further details).
Gain on disposition of interests in properties, net decreased $6.4 million of which a decrease of approximately $25.3 million is attributed to the timing of the closing of the various Four Corners parcels within the comparable periods. Offsetting this reduction is a $15.4 million gain recognized in the 2020 period related to our disposition of interests in Seminole Towne Center, located in Sanford, Florida, in 2020 as this property, which was held in an unconsolidated joint venture, was transitioned to the lender pursuant to the terms of a deed-in-lieu of foreclosure agreement and our obligations related to this property ceased in connection with this transition. The remaining $3.5 million difference is attributable to the property and other outparcel disposition activity during the comparable periods.
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
Income and other taxes decreased $2.4 million, which is primarily due to certain federal income tax relief granted to us under the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") in response to the COVID-19 pandemic.
Loss from unconsolidated entities increased $13.2 million, which was primarily attributable to rent relief provided to tenants, lower occupancy levels, and changes in our assessment of collectibility of tenant receivables at the properties as a result of the COVID-19 pandemic.
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
Rental income decreased $56.8 million primarily due to a $43.7 million decrease attributable to the comparable properties, primarily attributed to the anchor store closures and 2019 bankruptcies, and a $13.1 million decrease related to the Property Transactions.

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
Interest expense, net, increased $11.4 million, of which a net $7.6 million was attributable to corporate debt activity primarily related to higher interest rates due to the credit rating downgrade and increased leverage levels, a $6.4 million increase attributable to the April 2019 financing of Waterford Lakes Town Center, located in Orlando, Florida, and a $1.9 million increase attributable to our October 10, 2019 failed-sale leaseback transaction (see details under "Overview - Basis of Presentation - Financing and Debt"). Offsetting these increases was a decrease of $3.2 million primarily attributable to the Property Transactions and a $1.3 million decrease primarily related to repaid mortgages.
Gain on disposition of interests in properties, net increased $13.8 million which is primarily attributed to the timing of the closing of the various Four Corners parcels within the comparable periods, in addition to the sale of Charles Towne Square.
Gain on extinguishment of debt, net recognized in the 2019 period consisted of the $24.8 million gain related to the transitioning of the $49.5 million mortgage loan secured by West Ridge, the $37.7 million gain related to the transitioning of $45.2 million mortgage loan secured by Towne West Square and a $1.2 million gain related to the partial retirement of the Senior Notes due 2024, as defined in "Financing and Debt." The gain on extinguishment of debt, net recognized in the 2018 period consisted of the $51.4 million gain related to the transition to the lender of the $94.0 million mortgage loan secured by Rushmore Mall.
For WPG Inc., net income attributable to noncontrolling interests primarily relates to the allocation of income to third parties based on their respective weighted average ownership interest in WPG L.P., which percentage remained consistent over the periods.
Liquidity and Capital Resources
See "Recent Developments" at the beginning of this Item.
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
Annually, we derive most of our liquidity from leases that generate positive net cash flow from operations. However, total cash flows from operations during the year ended December 31, 2020 was $78.6 million, as compared to cash flows from operations of $209.3 million during the year ended December 31, 2019, which was a direct result of the temporary closing of our properties, rent relief provided to our tenants, and higher tenant receivable balances as a result of the COVID-19 pandemic.
Our balance of cash and cash equivalents increased $51.2 million during 2020 to $92.6 million as of December 31, 2020. The increase was primarily due to net proceeds from the issuance of debt and the net proceeds from the disposition of properties, partially offset by capital expenditures, dividend distributions, and net contributions to our joint ventures. See "Cash Flows" below for more information.
Because we own primarily long-lived income-producing assets, our financing strategy relies on a combination of long-term mortgage debt as well as secured and unsecured debt supported by a quality unencumbered asset pool, providing us with ample flexibility from a liquidity perspective. Our strategy is to have the majority of our debt fixed either through non-variable rate mortgages or interest rate swaps that effectively fix the interest rate. At December 31, 2020, floating rate debt (excluding loans hedged to fixed interest) comprised 24.7% of our total consolidated debt. We will continue to monitor our borrowing mix to limit market risk.

On December 31, 2020, we had an aggregate available borrowing capacity of $3.0 million under the Revolver, net of outstanding borrowings of $647.0 million. The weighted average interest rate on the Revolver was 2.6% for the year ended December 31, 2020. The decrease in our borrowing capacity is primarily attributed to utilizing our Revolver to complete the payoff of the $250.0 million Exchange Notes on February 28, 2020 (capitalized terms as defined in "Financing and Debt"), and borrowings to enhance our liquidity as a result of lower cash receipts due to the COVID-19 global pandemic (refer to "COVID-19" for additional details on our response to enhance short-term liquidity).
The consolidated indebtedness of our business was approximately $3.2 billion as of December 31, 2020, or an increase of approximately $159.9 million from December 31, 2019. The change in consolidated indebtedness from December 31, 2019 is described in greater detail under "Financing and Debt."
Outlook
Our business model and WPG Inc.'s status as a REIT require us to regularly access the debt markets to raise funds for acquisition, development and redevelopment activity, and to refinance maturing debt. We may also, from time to time, access the equity capital markets to accomplish our business objectives. See "Recent Developments" at the beginning of this Item 7 for additional details on our outlook for 2021.
The successful execution of our business strategy will require the availability of substantial amounts of operating and development capital both currently and over time. Sources of such capital could include additional bank borrowings, public and private offerings of debt or equity, including rights offerings, sale of certain assets and interests in joint ventures.
Cash Flows
Our net cash flow from operating activities totaled $78.6 million during 2020, as compared to $209.3 million during 2019. This decrease was directly attributable to the temporary closing of our properties, rent relief provided to our tenants, and higher tenant receivable balances as a result of the COVID-19 pandemic. During 2020, we also:
•funded capital expenditures of $181.1 million;
•received net proceeds from the disposition of interests in properties and outparcels of $26.5 million;
•funded investments in unconsolidated entities of $21.6 million;
•received distributions of capital from unconsolidated entities of $5.6 million;
•received net proceeds from our debt financing, refinancing, and repayment activities of $192.8 million; and
•funded distributions to common and preferred shareholders and unitholders of $42.3 million.
Prior to the COVID-19 global pandemic, we anticipated that cash generated from operations would have been sufficient to meet operating expenses, monthly debt service and recurring capital expenditures and cover the majority of distributions to shareholders necessary to maintain WPG Inc.'s status as a REIT on a long-term basis. In addition, we expected to be able to generate or obtain capital for nonrecurring capital expenditures, such as acquisitions, major building renovations and expansions, as well as for scheduled principal maturities on outstanding indebtedness, from:
•excess cash generated from operating performance and working capital reserves,
•borrowings on our debt arrangements,
•opportunistic asset sales,
•additional secured or unsecured debt financing, or
•additional equity raised in the public or private markets.
However, due to the COVID-19 global pandemic, we have experienced a significant deterioration in projected cash flows from operations which has caused us to increase our reliance on available funds from our debt arrangements, curtail planned capital expenditures due to tenant-related delays, temporarily suspend common dividend distributions, and seek other additional sources of financing as discussed above. We expect to generate positive cash flow from operations in 2021, and we consider these projected cash flows in our sources and uses of cash. These cash flows are principally derived from rents paid by our retail tenants.

Financing and Debt
Mortgage Debt
Total mortgage indebtedness at December 31, 2020 and 2019 was as follows (in thousands):

	December 31, 2020	December 31, 2019
Face amount of mortgage loans	$1,104,375	$1,117,242
Fair value adjustments, net	1,685	3,463
Debt issuance cost, net	(4,407)	(5,097)
Carrying value of mortgage loans	$1,101,653	$1,115,608
A roll forward of mortgage indebtedness from December 31, 2019 to December 31, 2020 is summarized as follows (in thousands):

Balance at December 31, 2019	$1,115,608
Debt amortization payments	(12,867)
Issuance costs incurred upon debt modifications	(744)
Amortization of fair value and other adjustments	(1,778)
Amortization of debt issuance costs	1,434
Balance at December 31, 2020	$1,101,653
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
On July 1, 2019, the $45.2 million mortgage on Towne West Square was canceled upon a deed-in-lieu of foreclosure agreement (see "Covenants" section below for additional details).
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

Highly-levered Assets
As of December 31, 2020, we have identified two consolidated mortgage loans that have leverage levels in excess of our targeted leverage and have plans to work with the special servicers on these non-recourse mortgages. These mortgage loans total $78.2 million and encumber Charlottesville Fashion Square and Muncie Mall, located in Muncie, Indiana, both of which have been identified as noncore properties. We expect to improve our leverage once all, or a portion of them, are transitioned to the lenders, with minimal impact to net cash flows. See "Covenants" below for further discussion on these highly-levered assets and for events that occurred during the year ended December 31, 2020.
Corporate Debt
On February 15, 2021, we deferred the approximately $23.2 million semi-annual interest payment on the Senior Notes and commenced a 30-day grace period under the terms of the indenture governing the Senior Notes. We elected to enter into the grace period in order to collaborate with our stakeholders regarding the Restructuring. The Company does not expect to make the interest payment on the last day of such grace period. The failure to make the interest payment will result in an event of default on March 17, 2021 under the indenture governing the Senior Notes, which will result in a cross default under the credit agreements governing our credit facilities. On March 16, 2021, we entered into Forbearance Agreements with certain holders of our Senior Notes and the administrative agents of our corporate credit facilities, on behalf of the lenders under such facilities, pursuant to which, among other things, the forbearing parties agreed not to exercise any rights and remedies available to them under the indenture governing the Senior Notes or applicable credit agreement, as applicable, related to the missed interest payment or certain other defaults (in the case of the credit agreements) during the Forbearance Periods. There are no assurances that we will be able to extend the Forbearance Periods or that our lenders or noteholders will not accelerate our indebtedness outstanding under the Senior Notes or our credit facilities after the expiration of the Forbearance Periods.
On August 13, 2020, the Company entered into amendments to our Facility (as defined below), December 2015 Term Loan (as defined below), and the $65.0 million term loan secured by Weberstown Mall. The amendments, totaling $1.4 billion of consolidated indebtedness, provide certain covenant relief through the third quarter of 2021 in exchange for partial collateralization of certain unencumbered consolidated properties, which can be released starting in the third quarter of 2021 if certain financial conditions are met. The partial collateralization has resulted in temporary security of approximately $1.0 billion of debt that was previously unsecured. The stated interest rates, depending on total leverage levels, ranges from LIBOR plus 2.00% to 2.60%, with a LIBOR floor of 0.50%. Prior to the amendments, the stated interest rates, depending on total leverage levels, ranged from LIBOR plus 1.80% to 2.35%, with no LIBOR floor. The amendments were accounted for as debt modifications, and the Company capitalized approximately $13.0 million of issuance costs, which are being amortized to interest expense over the respective remaining debt term.
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

The following table identifies our total unsecured debt outstanding at December 31, 2020 and December 31, 2019:

	December 31, 2020	December 31, 2019
Notes payable:
Face amount - the Exchange Notes(1)	$—	$250,000
Face amount - Senior Notes due 2024(2)	720,900	720,900
Debt discount, net	(6,338)	(7,864)
Debt issuance costs, net	(4,086)	(5,470)
Total carrying value of notes payable	$710,476	$957,566

Term loans:(7)
Face amount - Term Loan(3)(4)	$350,000	$350,000
Face amount - December 2015 Term Loan(5)	340,000	340,000
Debt issuance costs, net	(8,437)	(3,358)
Total carrying value of unsecured term loans	$681,563	$686,642

Revolving credit facility:(3)(6)
Face amount	$647,000	$207,000
Debt issuance costs, net	(7,024)	(2,855)
Total carrying value of revolving credit facility	$639,976	$204,145

Other indebtedness:(8)
Anticipated settlement amount	$109,285	$109,285
Debt issuance costs, net	(1,509)	(1,561)
Future accretion, net	(19,969)	(10,123)
Total carrying value of other indebtedness	$87,807	$97,601
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
(4) The Term Loan bears interest at the greater of one-month LIBOR or 0.50% plus 2.60% per annum and will mature on December 30, 2022. We have interest rate swap agreements totaling $250.0 million, which effectively fix the interest rate on a portion of the Term Loan at 5.71% per annum through June 30, 2021. At December 31, 2020, the applicable interest rate on the unhedged portion of the Term Loan was 0.50% plus 2.60% or 3.10%.
(5) The December 2015 Term Loan bears interest at the greater of one-month LIBOR or 0.50% plus 2.60% per annum and will mature on January 10, 2023. We have interest rate swap agreements totaling $340.0 million, which effectively fix the interest rate at 4.67% per annum through maturity.
(6) The Revolver provides borrowings on a revolving basis up to $650.0 million, bears interest at the greater of one-month LIBOR or 0.50% plus 2.25% and will initially mature on December 30, 2021, subject to two six month extensions available at our option subject to compliance with terms of the Facility and payment of a customary extension fee. At December 31, 2020, we had an aggregate available borrowing capacity of $3.0 million under the Revolver. At December 31, 2020, the applicable interest rate on the Revolver was 0.50% plus 2.25%, or 2.75%. The interest rate on the Revolver could vary in the future based upon changes to the Company's credit ratings and leveraged levels.
(7) While we have interest rate swap agreements in place that fix the LIBOR portion of the rates as noted above, the spread over LIBOR could vary in the future based upon changes to the Company's credit ratings and leveraged levels.
(8) Represents the financial liability associated with our October 2019 failed sale and leaseback of land at Edison Mall, located in Fort Myers, Florida; Great Lakes Mall, located in Mentor, Ohio; Irving Mall, located in Irving, Texas; and Jefferson Valley Mall, located in Yorktown Heights, New York (collectively, the "Properties"). The master ground lease has a 99-year term and includes fixed annual payments at an initial annualized rate of 7.4%, with annual rent escalators over the aforementioned term. The anticipated settlement amount represents the year 30 repurchase option price of $109.3 million to reacquire the fee interest in the land at the Properties, to which the carrying value of the financial liability is being accreted to, through interest expense, during the repurchase period. Expense is being recognized utilizing an effective interest rate of 8.52% during the repurchase period.

Covenants
Our corporate debt agreements contain financial and other covenants. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender including adjustments to the applicable interest rate. As of December 31, 2020, the Company was in compliance with all applicable covenants of its corporate debt. However, on February 15, 2021 we elected not to make the interest payment due under the Senior Notes. See “Risk Factors - Risks Related to Liquidity and Financing Activity,” “Recent Developments” within this Item and Note 2 of the Notes to Consolidated Financial Statements for more information on the Restructuring and the risks related thereto. Refer to “Recent Developments” within this Item and Note 2 of the Notes to Consolidated Financial Statements for further discussion of the Company’s ability to continue as a going concern and Note 6 for further detail of our debt obligations as of and for the year ended December 31, 2020.
The total balance of mortgages was approximately $1.1 billion as of December 31, 2020. At December 31, 2020, certain of our consolidated subsidiaries were the borrowers under 20 non-recourse loans and two full-recourse loans secured by mortgages encumbering 24 properties, including one separate pool of cross-defaulted and cross-collateralized mortgages encumbering a total of four properties. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt instruments contain financial and other non-financial covenants which are specific to the properties which serve as collateral for that debt. If the borrower fails to comply with these covenants, the lender could accelerate the maturity for the debt and enforce its right against their collateral. Our existing non-recourse mortgage loans generally prohibit our subsidiaries that are borrowers thereunder from incurring additional indebtedness, subject to certain customary and limited exceptions. In addition, certain of these instruments limit the ability of the applicable borrower's parent entity from incurring mezzanine indebtedness unless certain conditions are satisfied, including compliance with maximum loan to value ratio and minimum debt service coverage ratio tests. Further, under certain of these existing agreements, if certain cash flow levels in respect of the applicable mortgaged property (as described in the applicable agreement) are not maintained for at least two consecutive quarters, the lender could accelerate the maturity for the debt and enforce its right against its collateral.
On February 2, 2021, we received a notice of default letter, dated December 8, 2020, from the special servicer to the borrower, a consolidated subsidiary of WPG L.P., concerning the $17.2 million mortgage loan secured by Anderson Mall, located in Anderson, South Carolina. The notice was issued by the special servicer because the borrower elected to not make monthly debt service payments beginning in April 2020 in response to the COVID-19 pandemic. The borrower continues to have discussions with the special servicer of the non-recourse loan and is considering various options. On March 8, 2021, the Company received notification that a receiver had been appointed to manage and lease the property. An affiliate of the Company continues to hold title to the property.
On May 26, 2020, we received a notice of default letter, dated May 14, 2020, from the special servicer to the borrower, a consolidated subsidiary of WPG L.P., concerning the $40.9 million mortgage loan secured by Port Charlotte Town Center, located in Port Charlotte, Florida. The notice was issued by the special servicer because the borrower elected to not pay the May 2020 mortgage payment due to disruption caused by COVID-19. The borrower has initiated discussions with the special servicer regarding this non-recourse loan and is considering various options. The Company continues to own, manage and lease the property. No further default notice has been issued by the special servicer to the borrower regarding this obligation.
On May 22, 2020, we received a notice of default letter, dated May 21, 2020, from the special servicer to the borrower, a consolidated subsidiary of WPG L.P., concerning the $47.3 million mortgage loan secured by Lincolnwood Town Center, located in Lincolnwood, Illinois. The notice was issued by the special servicer because the borrower elected to not pay the May 2020 mortgage payment due to disruption caused by COVID-19. On September 14, 2020, the borrower executed a forbearance agreement, effective May 1, 2020, which deferred required debt service payments from May 2020 through October 2020. On February 9, 2021, we received an additional notice of default letter, dated that same day, from the special servicer because the funds maintained in the cash management account were insufficient to pay the full January 2021 mortgage payment. The borrower has initiated discussions with the special servicer of the non-recourse loan and is considering various options. The Company continues to own, manage and lease the property.
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
In addition and in response to the COVID-19 pandemic, the borrower, a consolidated subsidiary of WPG L.P., elected to not make monthly debt service payments beginning in April 2020 on the $36.1 million mortgage loan secured by Oak Court Mall & Offices, located in Memphis, Tennessee. The borrower continues to have discussions with the special servicer of the non-recourse loan and are considering various options.
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
On May 29, 2018, we received a notice of default letter, dated May 25, 2018, from the special servicer to the borrower, a consolidated subsidiary of WPG L.P., concerning the $94.0 million mortgage loan secured by Rushmore Mall. The notice was issued by the special servicer because the borrower notified the lender that there were insufficient funds to ensure future compliance with the mortgage loan due to the loss of certain tenants. On October 23, 2018, an affiliate of the Company transitioned the property to the lender.
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
During the year ended December 31, 2019, the Company recognized a net gain of $62.5 million related to the $94.7 million mortgage debt cancellation and ownership transfer of West Ridge and Towne West Square, which is included in gain on extinguishment of debt, net in the consolidated statements of operations and comprehensive (loss) income for the year then ended. During the year ended December 31, 2018, the Company recognized a net gain of $51.4 million related to the $94.0 million mortgage debt cancellation and ownership transfer of Rushmore, which is included in gain on extinguishment of debt, net in the consolidated statements of operations and comprehensive (loss) income for the year then ended. No such gains were recognized in 2020.
At December 31, 2020, management believes the applicable borrowers under our other non-recourse mortgage loans were in compliance with all covenants where non-compliance could individually, or giving effect to applicable cross-default provisions in the aggregate, have a material adverse effect on our financial condition, results of operations or cash flows. A Chapter 11 filing could trigger secured mortgage defaults on various mortgages. The Company has assessed each of the defaulted properties, for which the Company still holds title, for impairment indicators as part of our quarterly assessment. Refer to "Impairment" for additional details.

Summary of Financing
Our consolidated debt and the effective weighted average interest rates as of December 31, 2020 and 2019 consisted of the following (dollars in thousands):

	December 31, 2020	Weighted Average Interest Rate	December 31, 2019	Weighted Average Interest Rate
Fixed-rate debt, face amount	$2,459,560	5.55%	$2,722,427	5.18%
Variable-rate debt, face amount	812,000	2.80%	372,000	3.73%
Total face amount of debt	3,271,560	4.87%	3,094,427	5.01%
Note discount	(6,338)		(7,864)
Fair value adjustments, net	1,685		3,463
Future accretion, net	(19,969)		(10,123)
Debt issuance costs, net	(25,463)		(18,341)
Total carrying value of debt	$3,221,475		$3,061,562
Contractual Obligations
The following table summarizes the material aspects of the Company's future obligations for consolidated entities as of December 31, 2020, assuming the obligations remain outstanding through maturities noted below (in thousands):

	2021	2022 - 2023	2024 - 2025	Thereafter	Total
Long-term debt(1)	$308,729	$1,587,284	$988,891	$386,656	$3,271,560
Interest payments(2)	140,276	216,568	73,546	269,919	700,309
Distributions(3)	3,568	—	—	—	3,568
Ground rent/operating leases(4)	2,229	3,778	2,138	19,369	27,514
Purchase/tenant obligations(5)	104,224	—	—	—	104,224
Total	$559,026	$1,807,630	$1,064,575	$675,944	$4,107,175
(1)Represents principal maturities only and therefore excludes net fair value adjustments of $1,685, net debt issuance costs of $(25,463), net future accretion of $(19,969) and note discount of $(6,338) as of December 31, 2020. The principal maturities reflect any available extension options within the control of the Company.
(2)Variable rate interest payments are estimated based on the LIBOR rate at December 31, 2020.
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
The following table summarizes the material aspects of the Company's proportionate share of future obligations for unconsolidated entities as of December 31, 2020, assuming the obligations remain outstanding through initial maturities (in thousands):

	2021	2022 - 2023	2024 - 2025	Thereafter	Total
Long-term debt(1)	$41,850	$20,812	$363,287	$184,733	$610,682
Interest payments(2)	24,361	45,089	35,408	18,248	123,106
Ground rent/operating leases(3)	4,019	8,130	8,789	180,922	201,860
Purchase/tenant obligations(4)	21,460	—	—	—	21,460
Total	$91,690	$74,031	$407,484	$383,903	$957,108
(1)Represents principal maturities only and therefore excludes net fair value adjustments of $3,133 and debt issuance costs of $(1,877) as of December 31, 2020. In addition, the principal maturities reflect any available extension options.
(2)Variable rate interest payments are estimated based on the LIBOR rate at December 31, 2020.
(3)Represents minimum future lease payments due through the end of the initial lease term under executed leases.
(4)Includes amounts due under executed leases and commitments to vendors for development and other matters.

Off-Balance Sheet Arrangements
Our off-balance sheet arrangements consist primarily of investments in joint ventures which are common in the real estate industry. Joint ventures typically fund their cash needs through secured debt financings obtained by and in the name of the joint venture entity. The joint venture debt is secured by a first mortgage, is without recourse to the joint venture partners, and does not represent a liability of the partners, except to the extent the partners or their affiliates expressly guarantee the joint venture debt. As of December 31, 2020, there were no guarantees of joint venture related mortgage indebtedness. In addition to obligations under mortgage indebtedness, our joint ventures have obligations under ground leases and purchase/tenant obligations. Our share of obligations under joint venture debt, ground leases and purchase/tenant obligations is quantified in the unconsolidated entities table within "Contractual Obligations" above. WPG may elect to fund cash needs of a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans, although such fundings are not required contractually or otherwise.
Equity Activity
Preferred Stock
Series H Cumulative Redeemable Preferred Stock
On January 15, 2015, WPG Inc. issued 4,000,000 shares of 7.5% Series H Preferred Shares. Dividends accrue quarterly at an annual rate of 7.5% per share. WPG Inc. can redeem this series, in whole or in part, at a redemption price of $25.00 per share, plus accumulated and unpaid dividends. WPG L.P. issued to WPG Inc. a like number of preferred units as consideration for the Series H Preferred Shares and can redeem this series, in whole or in part, when WPG Inc. can redeem the Series H Preferred Shares at like terms. All shares remain issued and outstanding as of December 31, 2020 and 2019.
Series I Cumulative Redeemable Preferred Stock
On January 15, 2015, WPG Inc. issued 3,800,000 shares of 6.875% Series I Preferred Shares. Dividends accrue quarterly at an annual rate of 6.875% per share. WPG Inc. can redeem this series, in whole or in part, at a redemption price of $25.00 per share, plus accumulated and unpaid dividends. WPG L.P. issued to WPG Inc. a like number of preferred units as consideration for the Series I Preferred Shares and can redeem this series, in whole or in part, when WPG Inc. can redeem the Series I Preferred Shares at like terms. All shares remain issued and outstanding as of December 31, 2020 and 2019.
Reverse-Stock Split
On December 17, 2020, WPG Inc.'s common shareholders approved an amendment to the Company's Amended and Restated Articles of Incorporation that effectuated a one-for-nine reverse stock split of WPG Inc.’s common shares (the "Split"). As a result of the Split, the number of outstanding Common Shares of the Company was reduced from approximately 187.4 million to approximately 21.0 million. In addition, all outstanding WPG L.P. common operating units and all outstanding equity awards under the Company's equity plans were also adjusted by the same conversion ratio relating to the Split. The implementation of the Split increased the per share trading price of WPG Inc.’s common shares and satisfied the continued listing criteria set forth in Section 802.01C of the Listed Company Manual of the NYSE and cured the noncompliance notification received by WPG Inc. on April 28, 2020, for which we received notification from the NYSE on January 4, 2021 that the Company was no longer in violation. The closing price of the Company's common shares at December 31, 2020 was $6.51.
Unless otherwise noted, all common share/unit and per share/unit information contained herein has been restated to reflect the Split as if it had occurred as of the beginning of the earliest period presented.
Exchange Rights
Subject to the terms of the limited partnership agreement of WPG L.P., limited partners in WPG L.P. have, at their option, the right to exchange all or any portion of their units for shares of WPG Inc. common stock on a one‑for‑one basis or cash, as determined by WPG Inc. Therefore, the common units held by limited partners are considered by WPG Inc. to be share equivalents and classified as noncontrolling interests within permanent equity, and classified by WPG L.P. as permanent equity. The amount of cash to be paid if the exchange right is exercised and the cash option is selected will be based on the market value of WPG Inc.'s common stock as determined pursuant to the terms of the WPG L.P. Partnership Agreement. During the year ended December 31, 2020, WPG Inc. issued 2,631 shares of common stock to certain limited partners of WPG L.P. in exchange for an equal number of units pursuant to the WPG L.P. Partnership Agreement. This transaction increased WPG Inc.’s ownership interest in WPG L.P. There were no similar transactions during the years ended December 31, 2019 and 2018. At December 31, 2020, WPG Inc. had reserved 3,828,590 shares of common stock for possible issuance upon the exchange of units held by limited partners.

Additionally, on March 15, 2021, WPG Inc. issued approximately 3,306,692 shares of common stock to certain limited partners of WPG L.P. in exchange for an equal number of units pursuant to the WPG L.P. Partnership Agreement. This transaction increased WPG Inc.’s ownership interest in WPG L.P. to approximately 97.9% subsequent to the exchange.
The holders of the Series I-1 Preferred Units have, at their option, the right to have their units purchased by WPG L.P. subject to the satisfaction of certain conditions. Therefore, the Series I-1 Preferred Units are classified as redeemable noncontrolling interests outside of permanent equity.
Share Based Compensation
On May 28, 2014, the WPG Inc. Board of Directors (the "Board") adopted the Washington Prime Group, L.P. 2014 Stock Incentive Plan (the "2014 Plan"), which permitted the Company to grant awards to current and prospective directors, officers, employees and consultants of the Company or any affiliate. An aggregate of 1,111,112 shares of common stock were reserved for issuance, with a maximum number of awards to be granted to a participant in any calendar year of 55,556 shares/units. On May 16, 2019, the common shareholders of WPG Inc. approved the Washington Prime Group, L.P. 2019 Stock Incentive Plan (the "2019 Plan"), which replaced the 2014 Plan with respect to the issuance of new awards. The Board and its Compensation Committee (the "Committee") previously approved and adopted the 2019 Plan, subject to WPG Inc. common shareholder approval, during the Board and Committee's regular meetings in February 2019. At December 31, 2020, an aggregate of 810,000 shares of common stock are reserved for issuance, excluding carryover shares from the 2014 Plan. Awards may be in the form of stock options, stock appreciation rights, restricted stock, restricted stock units ("RSUs") or other stock-based awards in WPG Inc., long term incentive units ("LTIP units" or "LTIPs") or performance units in WPG L.P. The 2019 Plan terminates on May 16, 2029.
Annual Long-Term Incentive Awards
During the years ended December 31, 2020, 2019 and 2018, the Company approved the terms and conditions of the 2020, 2019, and 2018 annual awards (the "2020 Annual Long-Term Incentive Awards," "2019 Annual Long-Term Incentive Awards," and "2018 Annual Long-Term Incentive Awards," respectively) for certain executive officers and employees of the Company. Under the terms of the awards program, each participant is provided the opportunity to receive (i) time-based RSUs and (ii) performance-based stock units ("PSUs"). RSUs represent a contingent right to receive one WPG Inc. common share for each vested RSU. RSUs will vest in one-third installments on each annual anniversary of the respective Grant Date (as referenced below), subject to the participant's continued employment with the Company through each vesting date and the participant's continued compliance with certain applicable covenants. During the service period, dividend equivalents will be paid with respect to the RSUs corresponding to the amount of any dividends paid by WPG Inc. to WPG Inc.'s common shareholders for the applicable dividend payment dates. Compensation expense is recognized on a straight-line basis over the three year vesting term, except in instances that result in accelerated vesting due to severance arrangements.
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
The following table summarizes the issuance of the 2020 Annual Long-Term Incentive Awards, 2019 Annual Long-Term Incentive Awards, and 2018 Annual Long-Term Incentive Awards, respectively:

	2020 Annual Long-Term Incentive Awards	2019 Annual Long-Term Incentive Awards	2018 Annual Long-Term Incentive Awards
Grant Date	February 25, 2020	February 20, 2019	February 20, 2018
RSUs issued	152,610	63,581	65,223
Grant date fair value per unit	$21.69	$51.93	$54.90
PSUs issued	152,610	63,581	65,223
Grant date fair value per unit	$15.66	$44.82	$43.92

During the year ended December 31, 2020, the performance period related to PSUs awarded in conjunction with the 2017 annual awards ended. There was no payout as the Company's TSR rank did not exceed the minimum required threshold for payout and 29,204 PSUs were forfeited.
Other Compensation Arrangements
On August 2, 2019, in connection with the execution of an amended and restated employment agreement, the Committee granted Mr. Louis G. Conforti, the Company's Chief Executive Officer and Director, a retention award of 55,556 RSUs, with a grant date fair value of $1.8 million, and 55,556 PSUs, at target with a grant date fair value of $1.2 million, for his continued service through August 2, 2024. RSUs represent a contingent right to receive one WPG Inc. common share for each vested RSU. Dividend equivalents corresponding to the amount of any regular cash dividends paid by WPG Inc. to WPG Inc.’s common shareholders for the applicable dividend payment dates will accrue and be deemed reinvested in additional RSUs, which themselves will accrue dividend equivalents, and will be paid out if and when the underlying RSU vests. The RSUs will vest in one-third installments on August 2, 2022, 2023, and 2024, subject to Mr. Conforti's continued employment through such applicable date. Compensation expense is recognized on a straight-line basis over the five year vesting term.
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
WPG RSU Awards
The Company issues RSUs to certain executive officers, non-executive employees, and non-employee directors of the Board. The RSUs are service-based awards and the related fair value is expensed over the applicable service periods, except in instances that result in accelerated vesting due to severance arrangements. Vested RSUs represent a contingent right to receive one WPG Inc. common share for each vested RSU. Additionally, Board members may only convert vested RSUs to WPG Inc. common shares upon leaving the Board. A summary of the status of the WPG RSUs at December 31, 2020 and changes during the year are presented below:

	Activity for the Year Ended December 31,
	2020
	Executive & Non-Executive Employees	Non-Employee Directors	Total
Outstanding unvested at beginning of year	186,240	22,906	209,146
RSUs granted	164,614	124,801	289,415
RSUs vested, not released	—	(22,906)	(22,906)
RSUs vested and released	(62,305)	—	(62,305)
RSUs forfeited	(2,030)	(19,324)	(21,354)
Outstanding unvested at end of year	286,519	105,477	391,996

Unrecognized compensation cost (in thousands)	$5,305	$273	$5,578
Weighted-average expense period (in years)	2.2	0.4	1.7
During the year ended December 31, 2020, the Company granted 289,415 RSUs with a fair value of $4.2 million, of which 152,610 RSUs with a fair value of $3.3 million relates to the annual long-term incentive award issuances that occurred in February 2020 (see "Annual Long-Term Incentive Awards" section above).
Board of Directors Compensation
On June 15, 2020, the Board approved annual compensation for the period of May 29, 2020 through May 28, 2021 for the non-employee members of the Board. Each non-employee director's annual compensation (other than the Board Chairman who receives annual compensation of $450,000) totaled $230,000 based on a combination of cash and RSUs, or if so elected by the director, all RSUs (see table above for RSUs granted).

Stock Options
Options granted generally vest over a three year period, with options exercisable at a rate of 33.3% per annum beginning with the first anniversary of the grant date. These options were valued using the Black-Scholes pricing model and the expenses associated with these options are amortized over the requisite vesting period.
During the year ended December 31, 2020, no stock options were granted to employees, no stock options were exercised by employees and 3,498 stock options were canceled, forfeited or expired. As of December 31, 2020, there were 63,443 stock options outstanding.
Share Award Related Compensation Expense
During the years ended December 31, 2020, 2019 and 2018, the Company recorded share award related compensation expense pertaining to the award and option plans noted above of $7.3 million, $7.8 million, and $8.3 million in general and administrative and property operating expense within the consolidated statements of operations and comprehensive (loss) income. In certain instances, employment agreements and stock compensation programs provide for accelerated vesting when executives are terminated without cause. Additionally, the Committee may, in its discretion, accelerate the vesting for retiring Board members.
Distributions
During the years ended December 31, 2020 and 2019, the Board declared common share/unit dividends of $1.125 and $9.000 per common share/unit, respectively.
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
Acquisitions.    We pursue the acquisition of properties that meet our strategic criteria. No acquisitions were completed during the year ended December 31, 2020 or 2019.
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
During the year ended December 31, 2020, we completed the sale of 6 outparcels with Four Corners. The allocated purchase price was $8.9 million (see details under "Overview - Basis of Presentation - Four Corners Outparcel Sales").
Additionally, during the year ended December 31, 2020, the Company sold certain undeveloped land parcels and developed outparcels for an aggregate purchase price of $4.3 million.
In connection with the 2020 sales noted above, the Company recorded a net gain of $31.9 million, which is included in gain on disposition of interest in properties, net in the consolidated statements of operations and comprehensive (loss) income for the year ended December 31, 2020.
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
Development Activity
New Development, Expansions and Redevelopments.  We routinely incur costs related to construction for significant redevelopment and expansion projects at our properties. Our share of development costs for calendar year 2020 related to these activities was approximately $131 million, which was impacted by the COVID-19 pandemic. While we maintain our commitment to complete our redevelopment projects, we have deferred some of the capital spend to 2021 as some of our retailers plan to open later than originally planned. Our estimated stabilized return or yield, on invested capital typically ranges in the high single digits.
We have identified 26 department stores (Sears, The Bon-Ton Stores, and one former Belk store) in our Tier 1 and open air portfolio that we plan to redevelop and we are actively working on repositioning. Of these locations, one is an operating Sears location that hasn't announced a closure, resulting in 25 that we can currently develop. At the end of the fourth quarter 2020, 17 of these former department store locations have been addressed with signed letters of intent (LOIs), fully executed leases, or replacement tenant openings. Eight of these projects have been completed and seven others are under construction with scheduled openings in 2021. These former department store locations represent an opportunity to enhance the experience at the property by bringing in offerings such as dining, grocery, entertainment, home furnishings, and mixed-use components as well as dynamic retail offerings. These stores in our Tier 1 and open air properties exclude vacant stores owned by third parties such as Seritage as well as vacancies owned by other department stores. We have also excluded Port Charlotte Town Center as we recently commenced the process to transition the property back to the lender. With $116 million already incurred as of the end of 2020, we plan to spend up to an additional $125 million to $150 million over the next three years to complete the redevelopment of these former department stores. The progress on some of these repositioning projects are discussed below:
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
•At Morgantown Mall, we added a 70,000 square foot Dunham’s Sports store, which opened in April 2020, to replace a former Elder-Beerman (former Bon-Ton, Inc. Stores). In addition, WVU Medicine repurposed the former Sears location as a logistics, distribution and fulfillment center serving the broader WVU Medicine network, and opened in July 2020. Finally, Ollie's Bargain Outlet opened in October 2020, occupying a portion of space in the former Belk location and we are working plans to lease the remaining space to a potential retail or entertainment user.
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
•Dick's Sporting Goods will replace a former Herberger's store at Mesa Mall with a scheduled opening in the fall of 2021. Dick's will join other exciting new stores at Mesa Mall this year including the new Dillard's discussed previously as well as a new Home Goods store in the former Sports Authority at the property.
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
Capital Expenditures
The following table summarizes total consolidated capital expenditures on a cash basis for the year ended December 31, 2020 (in thousands):

2020
Redevelopments and expansions	$117,223
Tenant allowances	21,055
Operational capital expenditures	21,773
Total(1)	$160,051
(1)Excludes capitalized interest, wages and real estate taxes, as well as expenditures for certain equipment and fixtures, commissions, and project costs, which are included in capital expenditures, net on the consolidated statement of cash flows.

Forward-Looking Statements
Certain statements made in this section or elsewhere in this report may be deemed "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained, and it is possible that our actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks and uncertainties. Such factors include, but are not limited to: the effects of a breach of the covenants governing our indebtedness, including through the failure to make interest payments on our indebtedness; the effects of any restructuring of our capital structure, including through Chapter 11 proceedings, on our liquidity, operations or business prospects; changes in asset quality and credit risk; ability to sustain revenue and earnings growth; changes in political, economic or market conditions generally and the real estate and capital markets specifically; the impact of increased competition; the availability of capital and financing; tenant or joint venture partner(s) bankruptcies; the failure to increase enclosed retail store occupancy and same-store operating income; risks associated with acquisitions, dispositions, development, expansion, leasing and management of properties; changes in market rental rates; trends in the retail industry; relationships with anchor tenants; risks relating to joint venture properties; costs of common area maintenance; competitive market forces; the level and volatility of interest rates; the rate of revenue increases as compared to expense increases; the financial stability of tenants within the retail industry; the restrictions in current financing arrangements or the failure to comply with such arrangements; the liquidity of real estate investments; the impact of changes to tax legislation and our tax positions; losses associated with closures, failures and stoppages associated with the spread and proliferation of the COVID-19 (coronavirus) outbreak; failure to qualify as a real estate investment trust; the failure to refinance debt at favorable terms and conditions; loss of key personnel; material changes in the dividend rates on securities or the ability to pay dividends on common shares or other securities; possible restrictions on the ability to operate or dispose of any partially-owned properties; the failure to achieve earnings/funds from operations targets or estimates; the failure to achieve projected returns or yields on (re)development and investment properties (including joint ventures); expected gains on debt extinguishment; changes in generally accepted accounting principles or interpretations thereof; terrorist activities and international hostilities; the unfavorable resolution of legal or regulatory proceedings; the impact of future acquisitions and divestitures; assets that may be subject to impairment charges; and significant costs related to environmental issues; and changes in LIBOR reporting practices or the method in which LIBOR is determined. We discussed these and other risks and uncertainties under Part I, Item 1A. "Risk Factors" in this Annual Report on Form 10-K and other reports and statements filed by WPG Inc. and WPG L.P. with the SEC. We undertake no duty or obligation to update or revise these forward-looking statements, whether as a result of new information, future developments, or otherwise.
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
•should not be considered as alternatives to net income determined in accordance with GAAP as a measure of operating performance; and
•are not alternatives to cash flows as a measure of liquidity.

The following schedule reconciles total FFO to net (loss) income for the years ended December 31, 2020, 2019 and 2018 (in thousands, except share/unit and per share/unit amounts):

	For the Year Ended December 31,
	2020	2019	2018
Net (loss) income	$(261,824)	$2,760	$108,655
Less: Preferred dividends and distributions on preferred operating partnership units	(14,272)	(14,272)	(14,272)
Adjustments to Arrive at FFO:
Real estate depreciation and amortization, including joint venture impact	265,868	310,430	295,900
Impairment loss, including (gain) on disposition of interests in properties, net	109,488	26,586	(3,353)
Net income attributable to noncontrolling interest holders in properties	(63)	(45)	(76)
Noncontrolling interests portion of depreciation and amortization	(75)	(67)	(35)
FFO of the Operating Partnership (1)	99,122	325,392	386,819
FFO allocable to limited partners	15,198	50,670	60,062
FFO allocable to common shareholders/unitholders	$83,924	$274,722	$326,757

Diluted (loss) earnings per share/unit (2)	$(11.04)	$(0.47)	$3.81
Adjustments to arrive at FFO per share/unit:
Depreciation and amortization from consolidated properties and our share of real estate depreciation and amortization from unconsolidated properties	10.62	12.48	11.94
Impairment loss, including (gain) on disposition of interests in properties, net	4.38	1.07	(0.14)
Diluted FFO per share/unit (2)	$3.96	$13.08	$15.61

Weighted average shares outstanding - basic (2)	21,173,364	20,938,381	20,855,149
Weighted average limited partnership units outstanding (2)	3,834,258	3,858,890	3,855,975
Weighted average additional dilutive securities outstanding (2)	—	70,651	67,075
Weighted average shares/units outstanding - diluted (2)	25,007,622	24,867,922	24,778,199

(1)FFO of the operating partnership decreased $226.3 million for the year ended December 31, 2020 when compared to the year ended December 31, 2019. During the year ended December 31, 2020, comparable NOI decreased $113.8 million, which can be primarily attributed to the economic impact of the COVID-19 pandemic. Also, during the year ended December 31, 2019, we recorded a $63.7 million gain on extinguishment of debt, which primarily related to the transition of Towne West Square and West Ridge Mall to the lender. There were no such transactions during the year ended December 31, 2020. Additionally, when comparing the year ended December 31, 2020 to 2019, we received $22.8 million less FFO from net gains on the sale of outparcels and properties. Lastly, during the year ended December 31, 2020, we recorded an $11.2 million impairment on a note receivable that related to the seller bridge financing that the Company provided in connection with the failed sale-leaseback transaction that occurred during the fourth quarter of 2019.
(2)Share and per share information has been restated for the effects of the Company's one-for-nine reverse common share/unit split that occurred in December 2020.

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
The following schedule reconciles comparable NOI for our core portfolio to net income and presents comparable NOI percent change for the years ended December 31, 2020 and 2019 (in thousands):

	For the Year Ended December 31,
	2020	2019
Net (Loss) income	$(261,824)	$2,760

Loss from unconsolidated entities	14,693	1,499
Income and other taxes	(1,098)	1,296
Gain on extinguishment of debt, net	—	(63,660)
Impairment on note receivable	11,237	—
Gain on disposition of interests in properties, net	(31,945)	(38,373)
Interest expense, net	156,752	153,382
Operating (Loss) income	(112,185)	56,904

Depreciation and amortization	229,064	271,320
Impairment loss	135,151	35,256
General and administrative	48,119	51,187
Fee income	(7,544)	(11,682)
Management fee allocation	149	140
Pro-rata share of unconsolidated joint ventures in comp NOI	53,776	70,469
Property allocated corporate expense	19,053	19,055
Non-comparable properties and other(1)	3,771	(685)
NOI from sold properties	(91)	(5,718)
Termination income	(1,716)	(1,630)
Straight-line rents	266	(4,213)
Ground lease adjustments for straight-line and fair market value	20	20
Fair market value and inducement adjustments to base rents	(8,647)	(6,194)
Less: Tier 2 and noncore properties (2)	(24,975)	(40,260)

Comparable NOI - Tier 1 and open air properties	$334,211	$433,969
Comparable NOI percentage change - Tier 1 and open air properties	(23.0)%

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk from changes in interest rates, primarily LIBOR. We seek to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs by closely monitoring our variable rate debt and converting such debt to fixed rates when we deem such conversion advantageous. From time to time, we may enter into interest rate swap agreements or other interest rate hedging contracts. While these agreements are intended to lessen the impact of rising interest rates, they also expose us to the risks that the other parties to the agreements will not perform, we could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly effective cash flow hedges under GAAP guidance. As of December 31, 2020, $812.0 million (excluding net debt issuance costs of $15.5 million) of our aggregate consolidated indebtedness (24.7% of total consolidated indebtedness) was subject to variable interest rates, excluding amounts outstanding under variable rate loans that have been hedged to fixed interest rates.
During the third quarter of 2020, these debt agreements were modified and are now subject to a LIBOR floor of 50 basis points. As such, our future earnings and cash flows would only be impacted to the extent LIBOR rates exceed 50 basis points. Based upon our variable rate debt balance and corresponding LIBOR floors in place as of December 31, 2020, a 50 basis point increase in LIBOR rates would result in a decrease in earnings and cash flow of $1.2 million annually. This assumes that the amount outstanding under our variable rate debt remains at $812.0 million, the balance as of December 31, 2020.
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
As of December 31, 2020, management assessed the effectiveness of WPG Inc.'s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on this assessment, management has concluded that, as of December 31, 2020, WPG Inc.’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
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
Changes in Internal Control Over Financial Reporting.  There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
As of December 31, 2020, management assessed the effectiveness of WPG L.P.'s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on this assessment, management has concluded that, as of December 31, 2020, WPG L.P.’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
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
Changes in Internal Control Over Financial Reporting.  There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
None.

Part III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2021 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A.
Item 11.    Executive Compensation
The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2021 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2021 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A.
Item 13.    Certain Relationships and Related Transactions and Director Independence
The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2021 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A.
Item 14.    Principal Accounting Fees and Services
The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2021 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A.

Part IV
Item 15.    Exhibits and Financial Statement Schedules
1.     Financial Statements
Included herein at pages F-1 through F-55.
2.     Financial Statement Schedules
The following financial statement schedule is included herein at pages F-56 through F-60:
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

3.1		Amended and Restated Articles of Incorporation for the Registrant (incorporated by reference to Form 8-K filed on May 22, 2017).
3.2		Amended and Restated Articles of Incorporation for the Registrant (incorporated by reference to Form 8-K filed on December 21, 2020).
3.3		Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company Relating to Name Change (incorporated by reference to Form 8-K filed on May 26, 2015).
3.4
Articles of Amendment to the Amended and Restated Articles of Incorporation of Washington Prime Group Inc. relating to corporate name change (incorporated by reference to Form 8-K filed on September 2, 2016).

3.5		Articles of Amendment to the Amended and Restated Articles of Incorporation of the Washington Prime Group Inc. (incorporated by reference to Form 8-K filed on May 22, 2017).
3.6		Articles of Amendment of the Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Form 8-K filed on December 21, 2020).
3.7		Amended and Restated Bylaws of Washington Prime Group Inc., effective August 30, 2016 (incorporated by reference to Form 8-K filed on September 2, 2016).
4		Description of Registrant's Securities
4.1		Indenture, dated as of March 24, 2015, between Washington Prime Group, L.P. and U.S. Bank National Association, as Trustee (incorporated by reference to Form 8-K filed March 26, 2015).
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

4.5	*	Glimcher Realty Trust Amended and Restated 2004 Incentive Compensation Plan (incorporated by reference to S-8 filed January 15, 2015).
4.6	*	Glimcher Realty Trust 2012 Incentive Compensation Plan (incorporated by reference to S-8 filed January 15, 2015).
4.7	*	Washington Prime Group, L.P. 2014 Stock Incentive Plan (incorporated by reference to Form 8‑K filed May 29, 2014).
4.8	*	2019 Washington Prime Group, L.P. Stock Incentive Plan (incorporated by reference to Form 8-K filed on May 20, 2019).
4.9		Articles of Amendment of Washington Prime Group Inc. setting forth the Terms of Series H Cumulative Redeemable Preferred Stock (incorporated by reference to Form 8‑A filed January 14, 2015).
4.10		Articles of Amendment of Washington Prime Group Inc. setting forth the Terms of Series I Cumulative Redeemable Preferred Stock (incorporated by reference to Form 8‑A filed January 14, 2015).
4.11		Amended and Restated Limited Partnership Agreement of Washington Prime Group, L.P. (incorporated by reference to Form 8‑K filed May 29, 2014).
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

10.3
Term Loan Agreement, dated as of December 10, 2015, by and among Washington Prime Group, L.P., the lenders party thereto, and PNC Bank, N.A., as Administrative Agent for the lenders thereunder (incorporated by reference to Form 10-K filed on February 29, 2016).

10.4
Amendment No. 2, dated as of August 13, 2020, to the Term Loan Agreement, by and among Washington Prime Group, L.P., the lenders party thereto, and PNC Bank, N.A., as Administrative Agent for the lenders thereunder (incorporated by reference to Form 8-K filed on August 17, 2020).

10.5		Term Loan Promissory Note, dated June 8, 2016 (The Huntington National Bank) (relates to mortgage loan for Weberstown Mall) (incorporated by reference to Form 10‑Q filed on August 4, 2016).
10.6		Term Loan Promissory Note, dated June 8, 2016 (U.S. Bank National Association) (relates to mortgage loan for Weberstown Mall) (incorporated by reference to Form 10‑Q filed on August 4, 2016).
10.7		Term Loan Promissory Note, dated June 8, 2016 (PNC Bank, National Association) (relates to mortgage loan for Weberstown Mall) (incorporated by reference to Form 10‑Q filed on August 4, 2016).
10.8
Environmental Indemnity Agreement, dated June 8, 2016, by Washington Prime Group, L.P. and WTM Glimcher, LLC to and for benefit of The Huntington National Bank and other lenders under Senior Secured Term Loan Agreement (relates to mortgage loan for Weberstown Mall) (incorporated by reference to Form 10‑Q filed on August 4, 2016).

10.9
Collateral Assignment of Membership Interest Agreement, dated June 8, 2016, by Weberstown Mall, LLC to The Huntington National Bank and other lenders under Senior Secured Term Loan Agreement (relates to mortgage loan for Weberstown Mall) (incorporated by reference to Form 10‑Q filed on August 4, 2016).

10.10
Purchase Agreement, dated as of March 17, 2015, by and between Washington Prime Group, L.P. and Citigroup Global Markets Inc., J.P. Morgan Securities LLC and RBS Securities Inc., as representatives of the initial purchasers named therein, relating to 2.850% Senior Notes due 2020 (incorporated by reference to Form 8-K filed March 23, 2015).

10.11		Amended and Restated Revolving Credit and Term Loan Agreement, dated January 22, 2018 (incorporated by reference to Form 8-K January 22, 2018).
10.12
Amendment No. 1, dated as of August 13, 2020, to the Amended and Restated Revolving Credit and Term Loan Agreement, by and among Washington Prime Group, L.P., the lenders party thereto, and Bank of America, N.A., as Administrative Agent for the lenders thereunder (incorporated by reference to Form 8-K filed on August 17, 2020).

10.13		Loan Agreement, dated October 10, 2019, by and between Washington Prime Group, L.P. and Mall Ground Portfolio, LLC (incorporated by reference to Form 8-K filed on October 17, 2019).
10.14
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

10.16		Form of Indemnification Agreement between Washington Prime Group Inc. and each of its executive officers and directors (incorporated by reference to Amendment No. 3 to Form 10 filed April 21, 2014).
10.17	*	Separation Agreement and General Release by and between WP Glimcher Inc. and Michael P. Glimcher, dated as of June 20, 2016 (incorporated by reference to Form 8-K filed on June 24, 2016).
10.18	*
Employment Agreement, dated August 6, 2018, effective as of August 3, 2018, by and between Washington Prime Group Inc. and Joshua P. Lindimore (incorporated by reference to Form 10-Q filed on April, 25, 2019).

10.19	*
First Amendment to Employment Agreement, dated and effective as of May 16, 2019, by and between Washington Prime Group Inc. and Joshua P. Lindimore (incorporated by reference to Form 8-K filed on May 20, 2019).

10.20	*
Amendment to Employment Agreement, dated and effective as of August 2, 2019, by and between Washington Prime Group Inc. and Louis G. Conforti (incorporated by reference to Form 8-K filed on August 2, 2019).

10.21	*
Performance Stock Unit Award Agreement, dated and effective as of August 2, 2019, by and between Washington Prime Group Inc. and Louis G. Conforti (incorporated by reference to Form 8-K filed on August 2, 2019).

10.22	*
Restricted Stock Unit Award Agreement, dated and effective as of August 2, 2019, by and between Washington Prime Group Inc. and Louis G. Conforti (incorporated by reference to Form 8-K filed on August 2, 2019).

10.23	*
Employee Restricted Stock Unit Award Agreement, dated October 6, 2016, among Washington Prime Group Inc., Washington Prime Group, L.P. and Louis G. Conforti (incorporated by reference to Form 8-K filed on October 11, 2016).

10.24	*	Description of Terms of 2015 Annual LTIP Unit Awards (incorporated by reference to Form 10‑Q filed on May 7, 2015).

10.25	*	Amended and Restated Employment Agreement, dated January 31, 2017, by and between Washington Prime Group Inc. and Mark E. Yale (incorporated by reference to Form 8-K filed on February 2, 2017).
10.26	*	Amended and Restated Employment Agreement, dated January 31, 2017, by and between Washington Prime Group Inc. and Robert P. Demchak (incorporated by reference to Form 8-K filed on February 2, 2017).
10.27	*
Employment Agreement between the Washington Prime Group Inc. and Melissa (Lisa) A. Indest, dated August 6, 2018 and effective as of August 3, 2018 (incorporated by reference to Form 8-K filed on August 6, 2018).

10.28	*
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

10.37
Letter Agreement between Mark E. Yale (Executive Vice President & Chief Financial Officer) and Washington Prime Group Inc., dated April 8, 2020 and effective as of April 5, 2020 (incorporated by reference to Form 8-K filed on April 14, 2020).

10.38
Letter Agreement between Robert P. Demchak (Executive Vice President, General Counsel & Corporate Secretary) and Washington Prime Group Inc., dated April 8, 2020 and effective as of April 5, 2020 (incorporated by reference to Form 8-K filed on April 14, 2020).

10.39
Letter Agreement between Lisa A. Indest (Executive Vice President, Finance & Chief Accounting Officer) and Washington Prime Group Inc., dated April 8, 2020 and effective as of April 5, 2020 (incorporated by reference to Form 8-K filed on April 14, 2020).

10.40
Letter Agreement between Joshua P. Lindimore (Executive Vice President, Head of Leasing) and Washington Prime Group Inc., dated April 8, 2020 and effective as of April 5, 2020 (incorporated by reference to Form 8-K filed on April 14, 2020).

10.41	*	Form of Certificate of Designation of Series 2015B LTIP Units of Washington Prime Group, L.P. (incorporated by reference to Form 10‑Q filed on May 6, 2016).
10.42	*	Certificate of Designation of Series 2014B LTIP Units of Washington Prime Group, L.P. (incorporated by reference to Form 8‑K filed on August 28, 2014).
10.43	*	Certificate of Designation of Series 2015A LTIP Units of Washington Prime Group, L.P. (incorporated by reference to Form 10‑Q filed on May 7, 2015).
10.44	*	Form of Non‑Employee Director Restricted Stock Unit Award Agreement (incorporated by reference to Form 8‑K filed on August 8, 2014).
10.45	*	Form of Series 2014B LTIP Unit Award Agreements with Officers (incorporated by reference to Form 8‑K filed on August 28, 2014).
10.46	*	Form of Series 2015A LTIP Unit Award Agreements with Executive Officers Other Than EVP, Legal & Compliance (incorporated by reference to Form 10‑Q filed on May 7, 2015).
10.47	*	Form Employee Restricted Stock Unit Award Agreement 2017 (incorporated by reference to Form 10‑Q filed on April 27, 2017).
10.48	*	Form Employee Performance Share Unit Award Agreement (incorporated by reference to Form 10-Q filed on April 25, 2019).

10.49	*	Form Employee Restricted Stock Unit Award Agreement (Employee with Employment Agreement/2019) (incorporated by reference to Form 10-Q filed on April 25, 2019).
10.50	*	Form Employee Restricted Stock Unit Award Agreement (Employee without Employment Agreement/2019) (incorporated by reference to Form 10-Q filed on April 25, 2019).
10.51	*	Form of Restricted Stock Unit Award Agreement (Executives - 2019 Plan) (incorporated by reference to Form 10-Q filed on July 25, 2019).
10.52	*	Form of Performance Stock Unit Award Agreement (Executives - 2019 Plan) (incorporated by reference to Form 10-Q filed on July 25, 2019).
10.53	*	Form of Restricted Stock Unit Award Agreement (Directors - 2019 Plan) (incorporated by reference to Form 10-Q filed on July 25, 2019).
10.54	*	Form of Non-Employee Director Restricted Stock Unit Award Agreement (June 2020 Awards) (incorporated by reference to Form 10-Q filed on August 10, 2020).
10.55	*	Form of Restricted Stock Unit Award Agreement (Non-Executives - 2019 Plan) (incorporated by reference to Form 10-Q filed on July 25, 2019).
10.56	*	Form Employee Restricted Stock Unit Award Agreement (Employee with Employment Agreement) (incorporated by reference to Form 10‑Q filed on April 27, 2017).
10.57	*	Form Employee Performance Share Unit Award Agreement (Employee with Employment Agreement) (incorporated by reference to Form 10‑Q filed on April 27, 2017).
10.58	*	Form Employee Performance Share Unit Award Agreement (Employee without Employment Agreement) (incorporated by reference to Form 10‑Q filed on April 27, 2017).
21.1	**	List of Subsidiaries
23.1	**	Consent of Ernst & Young LLP for Washington Prime Group Inc.
23.2	**	Consent of Ernst & Young LLP for Washington Prime Group, L.P.
31.1	**
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

Dated:    March 16, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ ROBERT J. LAIKIN	Chairman of the Board of Directors	March 16, 2021
Robert J. Laikin

/s/ LOUIS G. CONFORTI	Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2021
Louis G. Conforti

/s/ J. TAGGART BIRGE	Director	March 16, 2021
J. Taggart Birge

/s/ JOHN J. DILLON III	Director	March 16, 2021
John J. Dillon III

/s/ JOHN F. LEVY	Director	March 16, 2021
John F. Levy

/s/ SHERYL G. VON BLUCHER	Director	March 16, 2021
Sheryl G. von Blucher

/s/ MARK E. YALE	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 16, 2021
Mark E. Yale

/s/ MELISSA A. INDEST	Executive Vice President, Finance and Chief Accounting Officer (Principal Accounting Officer)	March 16, 2021
Melissa A. Indest

WASHINGTON PRIME GROUP INC. AND WASHINGTON PRIME GROUP, L.P.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Washington Prime Group Inc.:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Washington Prime Group Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive (loss) income, equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index to Financial Statements on Page F-1 (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework), and our report dated March 16, 2021 expressed an unqualified opinion thereon.
The Company's Ability to Continue as a Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company does not expect to maintain compliance with certain of its current financial covenants, which could cause the acceleration of principal amounts due under various debt agreements, and the Company's sources of liquidity would be insufficient to satisfy such accelerated obligations if they became due within one year after the date of issuance of its financial statements. As a result, the Company has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosure to which they relate.

Impairment of Investment Properties
Description of the Matter	At December 31, 2020, the Company’s net consolidated investment properties totaled $3,334,056 thousand. As discussed in Note 3 of the consolidated financial statements, the Company’s investment properties are reviewed for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. Impairment losses for investment properties are measured when the undiscounted operating income before depreciation and amortization plus its residual value is less than the carrying amount of the related property. Impairment losses are recorded as the excess of the carrying value over the estimated fair value of the property.

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

Tenant receivables and accrued revenue
Description of the Matter	At December 31, 2020, the Company had $132,610 thousand of tenant receivables and accrued revenue on its consolidated balance sheet which is net of its estimate of lease payments that are not probable of collection of $61,422 thousand. As discussed in Note 3 of the consolidated financial statements, the Company records a change in estimate of the collectability of rental income on a lease-by-lease basis in the period there is a change in its assessment of whether the collectability of operating lease payments is probable. In making this estimation, the Company evaluates information that includes the age of billed receivables, collection history, lease concessions granted by the Company and tenants’ financial condition to assess the probability of collection.

Auditing management’s assessment of the collectability of lease payments involved significant auditor judgment and effort due to the high level of subjectivity involved in evaluating the tenants’ ability to pay amounts owed.
How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls related to the Company’s process for evaluating the collectability of lease payments, including controls over management’s review of the information described above.

To test the Company’s assessment of the collectability of lease payments, we performed the following audit procedures, among others, on a sample of tenants’ billed and unbilled accounts receivable. We evaluated the collection history and correspondence with the tenants. We examined publicly available information on the tenants’ financial condition. We also evaluated events subsequent to the balance sheet date, including examination of evidence of collections made subsequent to December 31, 2020.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 2013.
Indianapolis, Indiana
March 16, 2021

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Washington Prime Group Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Washington Prime Group Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). In our opinion, Washington Prime Group Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2020 consolidated financial statements of the Company and our report dated March 16, 2021 expressed an unqualified opinion thereon that included an explanatory paragraph regarding the Company's ability to continue as a going concern.
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

/s/ Ernst & Young LLP
Indianapolis, Indiana
March 16, 2021

Washington Prime Group Inc.
Consolidated Balance Sheets
(dollars in thousands, except share and par value amounts)

	December 31, 2020	December 31, 2019
ASSETS:
Investment properties at cost	$5,873,801	$5,902,406
Less: accumulated depreciation	2,539,745	2,397,736
	3,334,056	3,504,670
Cash and cash equivalents	92,618	41,421
Tenant receivables and accrued revenue, net	132,610	82,762
Investment in and advances to unconsolidated entities, at equity	416,339	417,092
Deferred costs and other assets	129,724	205,034
Total assets	$4,105,347	$4,250,979
LIABILITIES:
Mortgage notes payable	$1,101,653	$1,115,608
Notes payable	710,476	957,566
Term loans	681,563	686,642
Revolving credit facility	639,976	204,145
Other indebtedness	87,807	97,601
Accounts payable, accrued expenses, intangibles, and deferred revenues	276,086	260,904
Distributions payable	3,323	3,252
Cash distributions and losses in unconsolidated entities, at equity	—	15,421
Total liabilities	3,500,884	3,341,139
Redeemable noncontrolling interests	3,265	3,265
EQUITY:
Stockholders' Equity:
Series H Cumulative Redeemable Preferred Stock, $0.0001 par value, 4,000,000 shares issued and outstanding as of December 31, 2020 and 2019	104,251	104,251
Series I Cumulative Redeemable Preferred Stock, $0.0001 par value, 3,800,000 shares issued and outstanding as of December 31, 2020 and 2019	98,325	98,325
Common stock, $0.0001 par value, 350,000,000 shares authorized; 20,999,596 and 20,764,920 issued and outstanding as of December 31, 2020 and 2019, respectively	2	2
Capital in excess of par value	1,262,524	1,254,788
Accumulated deficit	(913,128)	(655,492)
Accumulated other comprehensive loss	(12,124)	(5,525)
Total stockholders' equity	539,850	796,349
Noncontrolling interests	61,348	110,226
Total equity	601,198	906,575
Total liabilities, redeemable noncontrolling interests and equity	$4,105,347	$4,250,979

The accompanying notes are an integral part of these statements.

Washington Prime Group Inc.
Consolidated Statements of Operations and Comprehensive (Loss) Income
(dollars in thousands, except per share amounts)

	For the Year Ended December 31,
	2020	2019	2018
REVENUE:
Rental income	$506,682	$633,633	$690,432
Other income	17,736	27,851	27,047
Total revenues	524,418	661,484	717,479
EXPENSES:
Property operating	137,779	154,328	148,433
Depreciation and amortization	229,064	271,320	257,796
Real estate taxes	78,379	82,139	86,665
Advertising and promotion	7,333	9,513	9,070
General and administrative	48,119	51,187	39,090
Ground rent	778	837	789
Impairment loss	135,151	35,256	—
Total operating expenses	636,603	604,580	541,843

Interest expense, net	(156,752)	(153,382)	(141,987)
Impairment on note receivable	(11,237)	—	—
Gain on disposition of interests in properties, net	31,945	38,373	24,602
Gain on extinguishment of debt, net	—	63,660	51,395
Income and other taxes	1,098	(1,296)	(1,532)
(Loss) income from unconsolidated entities	(14,693)	(1,499)	541
NET (LOSS) INCOME	(261,824)	2,760	108,655
Net (loss) income attributable to noncontrolling interests	(42,038)	(1,514)	15,051
NET (LOSS) INCOME ATTRIBUTABLE TO THE COMPANY	(219,786)	4,274	93,604
Less: Preferred share dividends	(14,032)	(14,032)	(14,032)
NET (LOSS) INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(233,818)	$(9,758)	$79,572

(LOSS) EARNINGS PER COMMON SHARE, BASIC AND DILUTED	$(11.04)	$(0.47)	$3.81

COMPREHENSIVE (LOSS) INCOME:
Net (loss) income	$(261,824)	$2,760	$108,655
Unrealized loss on interest rate derivative instruments	(7,817)	(14,102)	(1,284)
Comprehensive (loss) income	(269,641)	(11,342)	107,371
Comprehensive (loss) income attributable to noncontrolling interests	(43,256)	(3,691)	14,871
Comprehensive (loss) income attributable to common shareholders	$(226,385)	$(7,651)	$92,500

The accompanying notes are an integral part of these statements.

Washington Prime Group Inc.
Consolidated Statements of Cash Flows
(dollars in thousands)

	For the Year Ended December 31,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(261,824)	$2,760	$108,655
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization, including fair value rent, fair value debt, deferred financing costs and equity-based compensation	227,012	273,204	259,022
Gain on extinguishment of debt, net	—	(63,660)	(51,395)
Impairment on note receivable	11,237	—	—
Gain on disposition of interests in properties and outparcels, net	(31,945)	(38,373)	(24,602)
Impairment loss	135,151	35,256	—
Change in estimate of collectibility of rental income	57,734	7,538	5,826
Loss (income) from unconsolidated entities	14,693	1,499	(541)
Distributions of income from unconsolidated entities	1,956	3,045	8,619
Changes in assets and liabilities:
Tenant receivables and accrued revenue, net	(100,838)	(2,212)	327
Deferred costs and other assets	(3,591)	(4,542)	(23,087)
Accounts payable, accrued expenses, deferred revenues and other liabilities	29,062	(5,210)	4,421
Net cash provided by operating activities	78,647	209,305	287,245
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	—	—	(80,108)
Capital expenditures, net	(181,097)	(176,737)	(153,850)
Net proceeds from disposition of interests in properties and outparcels	26,458	53,449	39,212
Investments in unconsolidated entities	(21,637)	(19,820)	(20,178)
Distributions of capital from unconsolidated entities	5,593	27,990	35,096
Net cash used in investing activities	(170,683)	(115,118)	(179,828)
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to noncontrolling interest holders in properties	(99)	(80)	(66)
Redemption of limited partner units/preferred shares	(543)	(276)	(28)
Net proceeds from issuance of common shares, including common stock plans	—	1	—
Distributions on common and preferred shares/units	(42,332)	(237,544)	(236,821)
Proceeds from issuance of debt, net of transaction costs	486,662	602,742	708,563
Repayments of debt	(293,867)	(444,639)	(588,182)
Other financing activities	(3,028)	—	—
Net cash provided by (used in) financing activities	146,793	(79,796)	(116,534)
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	54,757	14,391	(9,117)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of year	75,475	61,084	70,201
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of year	$130,232	$75,475	$61,084
The accompanying notes are an integral part of these statements.

Washington Prime Group Inc.
Consolidated Statements of Equity
(dollars in thousands, except per share/unit amounts)

	Preferred Series H	Preferred Series I	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity	Non-Controlling Interests	Total Equity	Redeemable Non-Controlling Interests
Balance, December 31, 2017	$104,251	$98,325	$2	$1,240,500	$(350,594)	$6,920	$1,099,404	$167,718	$1,267,122	$3,265
Cumulative effect of accounting standards	—	—	—	(389)	1,890	584	2,085	389	2,474	—
Redemption of limited partner units	—	—	—	—	—	—	—	(28)	(28)	—
Other	—	—	—	(103)	—	—	(103)	—	(103)	—
Equity-based compensation	—	—	—	7,480	—	—	7,480	842	8,322	—
Adjustments to noncontrolling interests	—	—	—	168	—	—	168	(168)	—	—
Distributions on common shares/units ($9.000 per common share/unit)	—	—	—	—	(187,792)	—	(187,792)	(34,823)	(222,615)	—
Distributions declared on preferred shares	—	—	—	—	(14,032)	—	(14,032)	—	(14,032)	—
Other comprehensive loss	—	—	—	—	—	(1,104)	(1,104)	(180)	(1,284)	—
Net income, excluding $240 of distributions to preferred unitholders	—	—	—	—	93,604	—	93,604	14,811	108,415	—
Balance, December 31, 2018	104,251	98,325	2	1,247,656	(456,924)	6,400	999,710	148,561	1,148,271	3,265
Exercise of stock options	—	—	—	1	—	—	1	—	1	—
Redemption of limited partner units	—	—	—	—	—	—	—	(276)	(276)	—
Other	—	—	—	(32)	—	—	(32)	—	(32)	—
Equity-based compensation	—	—	—	7,800	—	—	7,800	37	7,837	—
Adjustments to noncontrolling interests	—	—	—	(637)	—	—	(637)	637	—	—
Distributions on common shares/units ($9.000 per common share/unit)	—	—	—	—	(188,810)	—	(188,810)	(34,802)	(223,612)	—
Distributions declared on preferred shares	—	—	—	—	(14,032)	—	(14,032)	—	(14,032)	—
Other comprehensive loss	—	—	—	—	—	(11,925)	(11,925)	(2,177)	(14,102)	—
Net income (loss), excluding $240 of distributions to preferred unitholders	—	—	—	—	4,274	—	4,274	(1,754)	2,520	—
Balance, December 31, 2019	104,251	98,325	2	1,254,788	(655,492)	(5,525)	796,349	110,226	906,575	3,265

The accompanying notes are an integral part of these statements.

Washington Prime Group Inc.
Consolidated Statements of Equity (Continued)
(dollars in thousands, except per share/unit amounts)

	Preferred Series H	Preferred Series I	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity	Non-Controlling Interests	Total Equity	Redeemable Non-Controlling Interests
Redemption of limited partner units	—	—	—	—	—	—	—	(543)	(543)	—
Exchange of limited partner units	—	—	—	28	—	—	28	(28)	—	—
Other	—	—	—	(36)	—	—	(36)	—	(36)	—
Equity-based compensation	—	—	—	7,345	—	—	7,345	—	7,345	—
Adjustments to noncontrolling interests	—	—	—	399	—	—	399	(399)	—	—
Distributions on common shares/units ($1.125 per common share/unit)	—	—	—	—	(23,818)	—	(23,818)	(4,412)	(28,230)	—
Distributions declared on preferred shares	—	—	—	—	(14,032)	—	(14,032)	—	(14,032)	—
Other comprehensive loss	—	—	—	—	—	(6,599)	(6,599)	(1,218)	(7,817)	—
Net loss, excluding $240 of distributions to preferred unitholders	—	—	—	—	(219,786)	—	(219,786)	(42,278)	(262,064)	—
Balance, December 31, 2020	$104,251	$98,325	$2	$1,262,524	$(913,128)	$(12,124)	$539,850	$61,348	$601,198	$3,265

The accompanying notes are an integral part of these statements.

Report of Independent Registered Public Accounting Firm
To the Partners of Washington Prime Group, L.P. and the Board of Directors of Washington Prime Group Inc.:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Washington Prime Group, L.P. (the Partnership) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive (loss) income, equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index to Financial Statements on Page F-1 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework), and our report dated March 16, 2021 expressed an unqualified opinion thereon.
The Partnership's Ability to Continue as a Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 2 to the financial statements, the Partnership does not expect to maintain compliance with certain of its current financial covenants, which could cause the acceleration of principal amounts due under various debt agreements, and the Partnership's sources of liquidity would be insufficient to satisfy such accelerated obligations if they became due within one year after the date of issuance of its financial statements. As a result, the Partnership has stated that substantial doubt exists about the Partnership’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosure to which they relate.

Impairment of Investment Properties
Description of the Matter
At December 31, 2020, the Partnership’s net consolidated investment properties totaled $3,334,056 thousand. As discussed in Note 3 of the consolidated financial statements, the Partnership’s investment properties are reviewed for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. Impairment losses for investment properties are measured when the undiscounted operating income before depreciation and amortization plus its residual value is less than the carrying amount of the related property. Impairment losses are recorded as the excess of the carrying value over the estimated fair value of the property.

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

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls related to the Partnership’s process for evaluating investment properties for impairment, including controls over management’s review of the significant assumptions described above.

To test the Partnership’s evaluation of investment properties for impairment, we performed audit procedures that included, among others, assessing the methodologies, evaluating the significant assumptions discussed above and testing the completeness and accuracy of the underlying data used by management in its analysis. We compared the significant assumptions used by management to historical operating results of the particular property, relevant observable market information for recent sales of comparable assets, current industry trends or other relevant factors. As part of our evaluation, we assessed the historical accuracy of management’s estimates and performed sensitivity analyses of certain assumptions, including capitalization rates, to evaluate the changes in the recoverability of certain properties that would result from changes in the assumptions. To test the fair value of properties used by the Partnership for impairment measurement purposes, we performed audit procedures that included, among others, evaluating the significant assumptions and completeness and accuracy of operating data used to estimate fair value. We involved a valuation specialist to assist in evaluating the capitalization rates that the Partnership used in its analysis of residual value at the end of the anticipated hold period and in the measurement of impairment, and we compared the projected property-level net operating income to historical actual results.

Tenant receivables and accrued revenue
Description of the Matter
At December 31, 2020, the Partnership had $132,610 thousand of tenant receivables and accrued revenue on its consolidated balance sheet which is net of its estimate of lease payments that are not probable of collection of $61,422 thousand. As discussed in Note 3 of the consolidated financial statements, the Partnership records a change in estimate of the collectability of rental income on a lease-by-lease basis in the period there is a change in its assessment of whether the collectability of operating lease payments is probable. In making this estimation, the Partnership evaluates information that includes the age of billed receivables, collection history, lease concessions granted by the Partnership and tenants’ financial condition to assess the probability of collection.

Auditing management’s assessment of the collectability of lease payments involved significant auditor judgment and effort due to the high level of subjectivity involved in evaluating the tenants’ ability to pay amounts owed.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls related to the Partnership’s process for evaluating the collectability of lease payments, including controls over management’s review of the information described above.

To test the Partnership’s assessment of the collectability of lease payments, we performed the following audit procedures, among others, on a sample of tenants’ billed and unbilled accounts receivable. We evaluated the collection history and correspondence with the tenants. We examined publicly available information on the tenants’ financial condition. We also evaluated events subsequent to the balance sheet date, including examination of evidence of collections made subsequent to December 31, 2020.

/s/ Ernst & Young LLP

We have served as the Partnership’s auditor since 2015.
Indianapolis, Indiana
March 16, 2021

Report of Independent Registered Public Accounting Firm
To the Partners of Washington Prime Group, L.P. and the Board of Directors of Washington Prime Group Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Washington Prime Group, L.P.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). In our opinion, Washington Prime Group, L.P. (the Partnership) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2020 consolidated financial statements of the Partnership and our report dated March 16, 2021 expressed an unqualified opinion thereon that included an explanatory paragraph regarding the Partnership's ability to continue as a going concern.
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

/s/ Ernst & Young LLP
Indianapolis, Indiana
March 16, 2021

Washington Prime Group, L.P.
Consolidated Balance Sheets
(dollars in thousands, except unit amounts)

	December 31, 2020	December 31, 2019
ASSETS:
Investment properties at cost	$5,873,801	$5,902,406
Less: accumulated depreciation	2,539,745	2,397,736
	3,334,056	3,504,670
Cash and cash equivalents	92,618	41,421
Tenant receivables and accrued revenue, net	132,610	82,762
Investment in and advances to unconsolidated entities, at equity	416,339	417,092
Deferred costs and other assets	129,724	205,034
Total assets	$4,105,347	$4,250,979
LIABILITIES:
Mortgage notes payable	$1,101,653	$1,115,608
Notes payable	710,476	957,566
Term loans	681,563	686,642
Revolving credit facility	639,976	204,145
Other indebtedness	87,807	97,601
Accounts payable, accrued expenses, intangibles, and deferred revenues	276,086	260,904
Distributions payable	3,323	3,252
Cash distributions and losses in unconsolidated entities, at equity	—	15,421
Total liabilities	3,500,884	3,341,139
Redeemable noncontrolling interests	3,265	3,265
EQUITY:
Partners' Equity:
General partner
Preferred equity, 7,800,000 units issued and outstanding as of December 31, 2020 and 2019	202,576	202,576
Common equity, 20,999,596 and 20,674,941 units issued and outstanding as of December 31, 2020 and 2019, respectively	337,274	593,773
Total general partners' equity	539,850	796,349
Limited partners, 3,828,590 and 3,853,662 units issued and outstanding as of December 31, 2020 and 2019, respectively	60,351	109,193
Total partners' equity	600,201	905,542
Noncontrolling interests	997	1,033
Total equity	601,198	906,575
Total liabilities, redeemable noncontrolling interests and equity	$4,105,347	$4,250,979

The accompanying notes are an integral part of these statements.

Washington Prime Group, L.P.
Consolidated Statements of Operations and Comprehensive (Loss) Income
(dollars in thousands, except per unit amounts)

	For the Year Ended December 31,
	2020	2019	2018
REVENUE:
Rental income	$506,682	$633,633	$690,432
Other income	17,736	27,851	27,047
Total revenues	524,418	661,484	717,479
EXPENSES:
Property operating	137,779	154,328	148,433
Depreciation and amortization	229,064	271,320	257,796
Real estate taxes	78,379	82,139	86,665
Advertising and promotion	7,333	9,513	9,070
General and administrative	48,119	51,187	39,090
Ground rent	778	837	789
Impairment loss	135,151	35,256	—
Total operating expenses	636,603	604,580	541,843

Interest expense, net	(156,752)	(153,382)	(141,987)
Impairment on note receivable	(11,237)	—	—
Gain on disposition of interests in properties, net	31,945	38,373	24,602
Gain on extinguishment of debt, net	—	63,660	51,395
Income and other taxes	1,098	(1,296)	(1,532)
(Loss) income from unconsolidated entities	(14,693)	(1,499)	541
NET (LOSS) INCOME	(261,824)	2,760	108,655
Net income attributable to noncontrolling interests	63	45	76
NET (LOSS) INCOME ATTRIBUTABLE TO UNITHOLDERS	(261,887)	2,715	108,579
Less: Preferred unit distributions	(14,272)	(14,272)	(14,272)
NET (LOSS) INCOME ATTRIBUTABLE TO COMMON UNITHOLDERS	$(276,159)	$(11,557)	$94,307

NET (LOSS) INCOME ATTRIBUTABLE TO COMMON UNITHOLDERS:
General partner	$(233,818)	$(9,758)	$79,572
Limited partners	(42,341)	(1,799)	14,735
Net (loss) income attributable to common unitholders	$(276,159)	$(11,557)	$94,307

(LOSS) EARNINGS PER COMMON UNIT, BASIC AND DILUTED	$(11.04)	$(0.47)	$3.81

COMPREHENSIVE (LOSS) INCOME:
Net (loss) income	$(261,824)	$2,760	$108,655
Unrealized loss on interest rate derivative instruments	(7,817)	(14,102)	(1,284)
Comprehensive (loss) income	(269,641)	(11,342)	107,371
Comprehensive income attributable to noncontrolling interests	63	45	76
Comprehensive (loss) income attributable to unitholders	$(269,704)	$(11,387)	$107,295

The accompanying notes are an integral part of these statements.

Washington Prime Group, L.P.
Consolidated Statements of Cash Flows
(dollars in thousands)

	For the Year Ended December 31,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(261,824)	$2,760	$108,655
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization, including fair value rent, fair value debt, deferred financing costs and equity-based compensation	227,012	273,204	259,022
Gain on extinguishment of debt, net	—	(63,660)	(51,395)
Impairment on note receivable	11,237	—	—
Gain on disposition of interests in properties and outparcels, net	(31,945)	(38,373)	(24,602)
Impairment loss	135,151	35,256	—
Change in estimate of collectibility of rental income	57,734	7,538	5,826
Loss (income) from unconsolidated entities	14,693	1,499	(541)
Distributions of income from unconsolidated entities	1,956	3,045	8,619
Changes in assets and liabilities:
Tenant receivables and accrued revenue, net	(100,838)	(2,212)	327
Deferred costs and other assets	(3,591)	(4,542)	(23,087)
Accounts payable, accrued expenses, deferred revenues and other liabilities	29,062	(5,210)	4,421
Net cash provided by operating activities	78,647	209,305	287,245
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	—	—	(80,108)
Capital expenditures, net	(181,097)	(176,737)	(153,850)
Net proceeds from disposition of interests in properties and outparcels	26,458	53,449	39,212
Investments in unconsolidated entities	(21,637)	(19,820)	(20,178)
Distributions of capital from unconsolidated entities	5,593	27,990	35,096
Net cash used in investing activities	(170,683)	(115,118)	(179,828)
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to noncontrolling interest holders in properties	(99)	(80)	(66)
Redemption of limited partner/preferred units	(543)	(276)	(28)
Net proceeds from issuance of common units, including equity-based compensation plans	—	1	—
Distributions to unitholders	(42,332)	(237,544)	(236,821)
Proceeds from issuance of debt, net of transaction costs	486,662	602,742	708,563
Repayments of debt	(293,867)	(444,639)	(588,182)
Other financing activities	(3,028)	—	—
Net cash provided by (used in) financing activities	146,793	(79,796)	(116,534)
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	54,757	14,391	(9,117)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of year	75,475	61,084	70,201
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of year	$130,232	$75,475	$61,084

The accompanying notes are an integral part of these statements.

Washington Prime Group, L.P.
Consolidated Statements of Equity
(dollars in thousands, except per unit amounts)

	General Partner
	Preferred	Common	Total	Limited Partners	Total Partners' Equity	Non- Controlling Interests	Total Equity	Redeemable Non-Controlling Interests
Balance, December 31, 2017	$202,576	$896,828	$1,099,404	$166,660	$1,266,064	$1,058	$1,267,122	$3,265
Cumulative effect of accounting standards	—	2,085	2,085	389	2,474	—	2,474	—
Redemption of limited partner units	—	—	—	(28)	(28)	—	(28)	—
Other	—	(103)	(103)	—	(103)	—	(103)	—
Equity-based compensation	—	7,480	7,480	842	8,322	—	8,322	—
Adjustments to noncontrolling interests	—	168	168	(168)	—	—	—	—
Distributions to common unitholders, net	—	(187,792)	(187,792)	(34,757)	(222,549)	(66)	(222,615)	—
Distributions declared on preferred units	(14,032)	—	(14,032)	—	(14,032)	—	(14,032)	(240)
Other comprehensive loss	—	(1,104)	(1,104)	(180)	(1,284)	—	(1,284)	—
Net income	14,032	79,572	93,604	14,735	108,339	76	108,415	240
Balance, December 31, 2018	202,576	797,134	999,710	147,493	1,147,203	1,068	1,148,271	3,265
Exercise of stock options	—	1	1	—	1	—	1	—
Redemption of limited partner units	—	—	—	(276)	(276)	—	(276)	—
Other	—	(32)	(32)	—	(32)	—	(32)	—
Equity-based compensation	—	7,800	7,800	37	7,837	—	7,837	—
Adjustments to noncontrolling interests	—	(637)	(637)	637	—	—	—	—
Distributions to common unitholders	—	(188,810)	(188,810)	(34,722)	(223,532)	(80)	(223,612)	—
Distributions declared on preferred units	(14,032)	—	(14,032)	—	(14,032)	—	(14,032)	(240)
Other comprehensive loss	—	(11,925)	(11,925)	(2,177)	(14,102)	—	(14,102)	—
Net income (loss)	14,032	(9,758)	4,274	(1,799)	2,475	45	2,520	240
Balance, December 31, 2019	202,576	593,773	796,349	109,193	905,542	1,033	906,575	3,265
The accompanying notes are an integral part of these statements.

Washington Prime Group, L.P.
Consolidated Statements of Equity (Continued)
(dollars in thousands, except per unit amounts)

	General Partner
	Preferred	Common	Total	Limited Partners	Total Partners' Equity	Non- Controlling Interests	Total Equity	Redeemable Non-Controlling Interests
Redemption of limited partner units	—	—	—	(543)	(543)	—	(543)	—
Exchange of limited partner units	—	28	28	(28)	—	—	—	—
Other	—	(36)	(36)	—	(36)	—	(36)	—
Equity-based compensation	—	7,345	7,345	—	7,345	—	7,345	—
Adjustments to noncontrolling interests	—	399	399	(399)	—	—	—	—
Distributions to common unitholders	—	(23,818)	(23,818)	(4,313)	(28,131)	(99)	(28,230)	—
Distributions declared on preferred shares	(14,032)	—	(14,032)	—	(14,032)	—	(14,032)	(240)
Other comprehensive loss	—	(6,599)	(6,599)	(1,218)	(7,817)	—	(7,817)	—
Net income (loss)	14,032	(233,818)	(219,786)	(42,341)	(262,127)	63	(262,064)	240
Balance, December 31, 2020	$202,576	$337,274	$539,850	$60,351	$600,201	$997	$601,198	$3,265

The accompanying notes are an integral part of these statements.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Notes to Consolidated Financial Statements
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

1.    Organization
Washington Prime Group Inc. ("WPG Inc.") is an Indiana corporation that operates as a fully integrated, self-administered and self-managed real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended (the "Code"). WPG Inc. will generally qualify as a REIT for U.S. federal income tax purposes as long as it continues to distribute at least 90% of its REIT taxable income, exclusive of net capital gains, and satisfy certain other requirements. WPG Inc. will generally be allowed a deduction against its U.S. federal income tax liability for dividends paid by it to REIT shareholders, thereby reducing or eliminating any corporate level taxation to WPG Inc. Washington Prime Group, L.P. ("WPG L.P.") is WPG Inc.'s majority-owned limited partnership subsidiary that owns, develops and manages, through its affiliates, all of WPG Inc.'s real estate properties and other assets. WPG Inc. is the sole general partner of WPG L.P. As of December 31, 2020, our assets consisted of material interests in 101 shopping centers in the United States, consisting of open air properties and enclosed retail properties, comprised of approximately 53 million square feet (unaudited) of managed gross leasable area ("GLA").
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
Leadership Changes and Severance Impacting Financial Results
2020 Activity
In response to the COVID-19 pandemic (as discussed in Note 2 - "Basis of Presentation and Principles of Consolidation"), the Company recorded aggregate severance costs of $0.1 million related to workforce reductions, which costs are included in general and administrative expense in the consolidated statements of operations and comprehensive (loss) income for the year ended December 31, 2020.
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

2.    Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The consolidated balance sheets as of December 31, 2020 and 2019 include the accounts of WPG Inc. and WPG L.P., as well as their majority owned and controlled subsidiaries. The accompanying consolidated statements of operations include the consolidated accounts of the Company. All intercompany transactions have been eliminated in consolidation.
Going Concern
We continuously project our cash flow sources and needs. In accordance with Accounting Standards Update ("ASU") 2014-15, Presentation of Financial Statements - Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, the Company is required to evaluate whether there is substantial doubt about its ability to continue as a going concern each reporting period. In evaluating the Company’s ability to continue as a going concern, management evaluated the conditions and events that could raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued on March 16, 2021. Management considered the Company’s current projections of future cash flows, current financial condition, sources of liquidity, debt and other obligations due or anticipated to come due on or before March 16, 2022 in evaluating whether it has the ability to meet its obligations as they become due within one year after the date of filing of this Form 10-K. As a result of this evaluation, the Company does not expect to maintain compliance with certain of its current financial covenants during this period, which could cause the acceleration of principal amounts due under various debt agreements. The Company's sources of liquidity would be insufficient to satisfy such accelerated obligations if they became due on or before March 16, 2022. These conditions raise substantial doubt about the Company's ability to continue as a going concern within one year after the date that the financial statements are issued.
The Company has engaged in discussions with certain holders of the Company’s Senior Notes due 2024, or "Senior Notes"(as defined in Note 6 - "Indebtedness") and certain other stakeholders with respect to potential deleveraging or restructuring transactions. These discussions have included negotiations of the terms and conditions of a financial restructuring (the "Restructuring") of the existing debt of, existing equity interests in, and certain other obligations of the Company and certain of its direct and indirect subsidiaries (the "Company Parties"). The Restructuring may need to be implemented pursuant to a plan of reorganization (the "Plan") to be filed in cases commenced under chapter 11 ("Chapter 11 Cases") of the United States Bankruptcy Code (the "Bankruptcy Code"). Although the Company continues to be open to all discussions with the holders of the Senior Notes and its other stakeholders regarding a potential Restructuring, there can be no assurance we will reach an agreement regarding a Restructuring in a timely manner, on terms that are attractive to us, or at all. The Company expects to continue to provide quality service to its customers without interruption and work with its business partners as usual during the course of these discussions and any potential transaction.
On February 15, 2021, we deferred the approximately $23.2 million semi-annual interest payment on the Senior Notes and commenced a 30-day grace period under the terms of the indenture governing the Senior Notes. We elected to enter into the grace period in order to collaborate with our stakeholders regarding the Restructuring. The Company does not expect to make the interest payment on the last day of such grace period. The failure to make the interest payment will result in an event of default on March 17, 2021 under the indenture governing the Senior Notes, which will result in a cross default under the credit agreements governing our credit facilities. On March 16, 2021, we entered into forbearance agreements (the "Forbearance Agreements") with certain holders of our Senior Notes and the administrative agents of our corporate credit facilities, on behalf of the lenders under such facilities, pursuant to which, among other things, the forbearing parties agreed not to exercise any rights and remedies available to them under the indenture governing the Senior Notes or applicable credit agreement, as applicable, related to the missed interest payment or certain other defaults (in the case of the credit agreements) until the earlier of March 31, 2021 and the occurrence of any of the early termination events specified in the agreements (the "Forbearance Periods"). There can be no assurances that we will be able to extend the Forbearance Periods or that our lenders or noteholders will not accelerate our indebtedness outstanding under the Senior Notes or our credit facilities after the expiration of the Forbearance Periods.
Our intentions are to consummate the Restructuring and to generate sufficient liquidity from the Restructuring to meet our obligations and operating needs. There can be no assurance that the Restructuring will occur or be successful. Additionally, we continue to focus on our initiatives to drive operational performance and work with our partners to drive revenue as we operate our business. If the Restructuring is unsuccessful, our cash position may not be sufficient to support our daily operations or initiatives.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit, per share and per unit amounts and where indicated as in millions or billions)

Reverse-Stock Split
On December 17, 2020, the Company's common shareholders approved an amendment to the Company's Amended and Restated Articles of Incorporation that effectuated a reverse-stock split (see Note 8 - "Equity" for additional details). Unless otherwise noted, all common share/unit and per share/unit information contained herein has been restated to reflect the reverse stock split as if it had occurred as of the beginning of the earliest period presented.
COVID-19
During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus ("COVID-19"). The pandemic has significantly impacted the economic conditions in the United States, with accelerated effects since March 2020 as federal, state and local governments react to the public health crisis, creating significant uncertainties in the United States economy and infrastructure. While certain of our shopping centers were impacted by jurisdictional closures or capacity limitations during the second quarter of 2020, all of our shopping centers were open as of December 31, 2020, albeit subject to certain applicable operational limitations and restrictions. In response to these closures and capacity limitations, we granted rent relief to certain of our tenants through a combination of rent deferrals and rent abatements, which has had a material adverse impact on the Company's revenues, results of operations and cash flows for the year ending December 31, 2020. The situation continues to evolve as certain geographic regions across the United States are experiencing a surge in new cases, which could result in shoppers limiting their in-store purchases in exchange for curbside or on-line purchases as well as reduced foot traffic. We cannot predict whether, when or the manner in which the conditions surrounding COVID-19, including the proliferation of any mutant strains, will change, including the timing of possible additional closure requirements or the subsequent lifting of any said restrictions.
As described in Note 3 - "Summary of Significant Accounting Policies: Rental Income," we derive almost all of our income from rental payments and other tenant charges. Our revenues and cash flow have been adversely affected since the start of the pandemic as a significant number of our tenants have been unable to meet their obligations to us. Additionally, certain of our tenants have sought the protection of the bankruptcy laws as a result of the outbreak of COVID-19, resulting in the modification or termination of certain leases, causing a further reduction in our revenues and cash flow. Furthermore, certain of our tenants, including anchor tenants, hold the right under their lease(s) to terminate their lease(s) or reduce their rental rate if certain occupancy conditions are not met, if certain anchor tenants close, if certain sales levels or profit margins are not achieved, all of which could be triggered in the event of one or more tenant bankruptcies and resulting lease terminations.
While the full outcome of the COVID-19 pandemic is still unknown, it has and continues to negatively impact the revenues and business of our tenants. Many of our tenants have requested some form of rent relief, and relief provided thus far has reduced our fiscal year 2020 revenues by approximately $24.1 million due to rent abatements, while additional relief in the form of rent deferrals to future periods has impacted our fiscal year 2020 operating cash flows. Additionally, as part of our continual assessment of the future collectibility of rents, we recorded an adjustment to rental income of approximately $52.4 million, including the change in estimate of collectibility of accrued (straight-line) rent, for the fiscal year 2020. A further worsening of the financial condition of our tenants may impact our continual assessment of future collectibility of rents, which could cause us to write-off additional straight-line rent that has not yet been billed.
We evaluate our real estate assets and other assets for impairment indicators whenever events or changes in circumstances indicate that recoverability of our investment in the asset is not reasonably assured. Furthermore, this evaluation is conducted no less frequently than quarterly, irrespective of changes in circumstances. The prolonged outbreak of the COVID-19 pandemic resulted in sustained closure of our centers earlier this year as well as the cessation or reduction of the operations of certain of our tenants, which has resulted in a reduction in our revenues, due to the impaired financial stability of our tenants, and ultimately our cash flows for many of our centers as well as other sources of income generated by our properties. In addition to reduced revenues generated by our centers as a result of the COVID-19 outbreak, our ability to obtain sufficient financing, including restructuring certain debt obligations, for such properties may be impaired as well as our ability to lease or re-lease centers as a result of worsening market and economic conditions produced by the persistence of the COVID-19 pandemic.
As of December 31, 2020, our evaluation of impairment considered our estimate of cash flow declines caused by the COVID-19 pandemic, but our other assumptions, including estimated hold period, were generally unchanged given the highly uncertain environment. The worsening of estimated future cash flows due to a change in our plans, policies, or views of market and economic conditions as it relates to one or more of our properties adversely impacted by the COVID-19 outbreak could result in the recognition of substantial impairment charges imposed on our assets which could adversely impact our financial results. See Note 4 - "Investment in Real Estate" for discussion of impairment charges recognized as of December 31, 2020.

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
We consolidate a variable interest entity ("VIE") when we are determined to be the primary beneficiary. Determination of the primary beneficiary of a VIE is based on whether an entity has (1) the power to direct activities that most significantly impact the economic performance of the VIE and (2) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. Our determination of the primary beneficiary of a VIE considers all relationships between us and the VIE, including management agreements and other contractual arrangements. As of December 31, 2020, we have one VIE which consists of our interest in WPG L.P. There have been no changes during the year ended December 31, 2020 to any of our previous conclusions about whether an entity qualifies as a VIE or whether we are the primary beneficiary of any previously identified VIE. During the year ended December 31, 2020, we did not provide financial or other support to a previously identified VIE that we were not previously contractually obligated to provide.
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
As of December 31, 2020, our assets consisted of material interests in 101 shopping centers. The consolidated financial statements as of that date reflect the consolidation of 85 wholly owned properties and four additional properties that are less than wholly owned, but which we control or for which we are the primary beneficiary. We account for our interests in the remaining 12 properties, or the joint venture properties, using the equity method of accounting. While we manage the day-to-day operations of the joint venture properties, we do not control the operations as we have determined that our partner or partners have substantive participating rights with respect to the assets and operations of these joint venture properties.
We allocate net operating results of WPG L.P. to third parties and to WPG Inc. based on the partners' respective weighted average ownership interests in WPG L.P. Net operating results of WPG L.P. attributable to third parties are reflected in net income attributable to noncontrolling interests. WPG Inc.'s weighted average ownership interest in WPG L.P. was 84.7%, 84.4% and 84.4% for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020 and 2019, WPG Inc.'s ownership interest in WPG L.P. was 84.8% and, 84.5% respectively. We adjust the noncontrolling limited partners' interests at the end of each period to reflect their interest in WPG L.P.
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

Reconciliation of Cash, Cash Equivalents, and Restricted Cash
The following is a summary of our cash, cash equivalents and restricted cash total as presented in our statements of cash flows for the years ended December 31, 2020, 2019 and 2018:

	For the Year Ended December 31,
	2020	2019	2018
Cash and cash equivalents	$92,618	$41,421	$42,542
Restricted cash	37,614	34,054	18,542
Total cash, cash equivalents and restricted cash	$130,232	$75,475	$61,084
Restricted cash primarily relates to cash held in escrow for payment of real estate taxes and property reserves for maintenance, expansion or leasehold improvements as required by our mortgage loans. Restricted cash is included in "Deferred costs and other assets" in the accompanying balance sheets as of December 31, 2020 and 2019.
Investment Properties
We record investment properties at fair value when acquired. Investment properties include costs of acquisitions; development, predevelopment, and construction (including allocable salaries and related benefits); tenant allowances and improvements; and interest and real estate taxes incurred during construction. We capitalize improvements and replacements from repair and maintenance when the repair and maintenance extends the useful life, increases capacity, or improves the efficiency of the asset. All other repair and maintenance items are expensed as incurred. We capitalize interest on projects during periods of construction until the projects are ready for their intended purpose based on interest rates in place during the construction period. Capitalized interest for the years ended December 31, 2020, 2019 and 2018 was $7,163, $3,961 and $2,234, respectively.
We record depreciation on buildings and improvements utilizing the straight-line method over an estimated original useful life, which is generally five to forty years. We review depreciable lives of investment properties periodically and we make adjustments when necessary to reflect a shorter economic life. We amortize tenant allowances and tenant improvements utilizing the straight-line method over the term of the related lease or occupancy term of the tenant, if shorter. We record depreciation on equipment and fixtures utilizing the straight-line method over three to ten years.
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
Investments in Unconsolidated Entities
Joint ventures are common in the real estate industry. We use joint ventures to finance properties, develop new properties, and diversify our risk in a particular property or portfolio of properties. We held material unconsolidated joint venture ownership interests in 12 and 13 properties as of December 31, 2020 and 2019, respectively (see Note 5 - "Investment in Unconsolidated Entities, at Equity").

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
Purchase Accounting Valuation
We record the total consideration of acquisitions, including transaction costs as permitted under ASU 2017-1, "Business Combinations (Topic 805): Clarifying the Definition of a Business," and any excess investment in unconsolidated entities to the various components of the acquisition based upon the fair value of each component which may be derived from various Level 2 and Level 3 inputs. Level 3 inputs include our estimations of net operating results of the property, capitalization rates and discount rates. Also, we may utilize third party valuation specialists. These components typically include buildings, land and intangibles related to in-place leases and we estimate:
•the fair value of land and related improvements and buildings on an as-if-vacant basis;
•the market value of in-place leases based upon our best estimate of current market rents and amortize the resulting market rent adjustment into revenues;
•the value of costs to obtain tenants, including tenant allowances and improvements and leasing commissions; and
•the value of revenue and recovery of costs foregone during a reasonable lease-up period, as if the space was vacant.
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

The guidance is effective upon issuance and can be applied to modifications of existing contracts made after January 1, 2020 and can be applied to eligible hedging relationships existing as of or entered into after the same date. The relief is temporary and cannot be applied to contract modifications that occur after December 31, 2022 or hedging relationships entered into or evaluated after that date. However, certain optional expedients can be applied to hedging relationships evaluated in periods after December 31, 2022. As of December 31, 2020, we had approximately $812.0 million (excluding net debt issuance costs of $15.5 million) of our aggregate consolidated indebtedness that was indexed to LIBOR. In addition, as of December 31, 2020, we had approximately $640.3 million of consolidated indebtedness swapped to LIBOR plus a fixed spread under hedging relationships. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.
Deferred Costs and Other Assets
Deferred costs and other assets include the following as of December 31, 2020 and 2019:

	2020	2019
Deferred leasing costs and corporate improvements, net	$38,690	$53,729
In-place lease intangibles, net	19,173	27,538
Acquired above market lease intangibles, net	9,232	13,419
Mortgage and other escrow deposits	37,614	34,054
Seller financing receivable(1)	—	55,000
Prepaids, notes receivable and other assets, net	25,015	21,294
	$129,724	$205,034
(1)During the year ended December 31, 2019, the Company provided a $55.0 million bridge financing to certain counterparties as part of the our other indebtedness (see Note 6 - "Indebtedness" for further details) which was settled in 2020.
Deferred Leasing Costs and Corporate Improvements
Our deferred leasing costs consist of internal salaries and related benefits prior to the adoption of ASU 2016-02 and fees paid to third party brokers. We record amortization of deferred leasing costs on a straight-line basis over the terms of the related leases. Details of deferred leasing costs and corporate improvements as of December 31, 2020 and 2019 are as follows:

	2020	2019
Deferred leasing costs	$98,443	$121,363
Corporate improvements	6,099	6,099
Accumulated amortization	(65,852)	(73,733)
Deferred lease costs and corporate improvements, net	$38,690	$53,729
Amortization of deferred leasing costs is a component of depreciation and amortization expense. The accompanying consolidated statements of operations include amortization expense of $18.2 million, $24.5 million, and $27.9 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit, per share and per unit amounts and where indicated as in millions or billions)

Revenue Recognition
Rental Income
We receive rental income from the leasing of retail and other space under operating leases, as we retain substantially all of the risks and benefits of ownership of the investment properties. The majority of these leases contain extension options, typically at the lessee's election, and/or early termination provisions. Further, our leases do not contain any provisions that would allow the lessee to purchase the underlying assets throughout the lease term. In most cases, consideration received typically includes either a fixed minimum rent or percentage rent component, reimbursement of a fixed portion of our property operating expenses, including utility, security, janitorial, landscaping, food court and other administrative expenses included in common area maintenance, or CAM, and reimbursement of lessor costs such as real estate taxes and insurance, computed based upon a formula in accordance with the lease terms. When not reimbursed by the fixed CAM component, CAM expense reimbursements and lessor costs are based on the tenant's proportionate share of the allocable operating expenses and CAM capital expenditures for the property. We accrue reimbursements from tenants for recoverable portions of all these expenses as revenue in the period the applicable expenditures are incurred. We recognize differences between estimated recoveries and the final billed amounts in the subsequent year. Additionally, a large number of our tenants are also required to pay overage rents based on sales during the applicable lease year over a base amount stated in the lease agreement. We recognize overage rents only when each tenant's sales exceed the applicable sales threshold as defined in their lease. We also collect lease termination income from tenants to allow for the tenant to vacate their space prior to their scheduled lease termination date. We recognize lease termination income in the period when a termination agreement is signed, collectability is assured, and we are no longer obligated to provide space to the tenant. In the event that a tenant is in bankruptcy when the termination agreement is signed, termination fee income is deferred and recognized when, and if, it is received. We record an adjustment to rental income in the period there is a change in our assessment of whether the collectibility of operating lease payments is probable. In making this estimation, we evaluate information that includes the age of billed receivables, collection history, lease concessions granted by the Company and tenants' financial condition to assess the probability of collection.
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
The following table summarizes our rental income for the years ended December 31, 2020, 2019 and 2018:

	For the Year Ended December 31,
	2020	2019	2018
Operating lease payments, fixed	$478,589	$539,458	$592,481
Operating lease payments, variable	94,440	90,922	91,784
Amortization of straight-line rent, inducements, and rent abatements	(17,538)	4,409	3,022
Net amortization/accretion of above and below-market leases	8,925	6,382	8,971
Change in estimate of collectibility of rental income	(57,734)	(7,538)	(5,826)
Total rental income	$506,682	$633,633	$690,432
Included in the amounts presented for the year ended December 31, 2020 are rent abatements $24.1 million and a change in our estimate of collectibility of rental income of $52.4 million, including the change in estimate of collectibility of accrued (straight-line) rent, in response to the COVID-19 pandemic.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit, per share and per unit amounts and where indicated as in millions or billions)

We record a change in estimate of collectibility of rental income on a lease-by-lease basis in the period there is a change in our assessment of whether the collectibility of operating lease payments is probable. Accounts are written off when they are deemed to be no longer collectible. The following table provides a rollforward of activity during the years ended December 31, 2020, 2019 and 2018 is as follows:

	For the Year Ended December 31,
	2020	2019	2018
Balance, beginning of year	$12,911	$10,131	$7,867
Change in estimate of collectibility of rental income	57,734	7,538	5,826
Accounts written off, net of recoveries, and other	(9,223)	(4,758)	(3,562)
Balance, end of year	$61,422	$12,911	$10,131
Future payments to be received under non-cancelable operating leases for each of the next five years and thereafter, excluding variable payments of tenant reimbursements, percentage or overage rents, and lease termination payments as of December 31, 2020 are as follows:

2021	$414,919
2022	357,630
2023	296,072
2024	233,409
2025	178,281
Thereafter	543,439
$2,023,750
Other Income
The following table summarizes our other income for the years ended December 31, 2020, 2019 and 2018:

	For the Year Ended December 31,
	2020	2019	2018
Ancillary	$6,561	$11,016	$10,275
Fee related	7,544	11,682	9,527
Miscellaneous	3,631	5,153	7,245
Total other income	$17,736	$27,851	$27,047
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
We have also elected taxable REIT subsidiary ("TRS") status for some of WPG Inc.'s subsidiaries. This enables us to provide services that would otherwise be considered impermissible for REITs and participate in activities that do not qualify as "rents from real property." For the years ended December 31, 2020, 2019 and 2018, we recorded federal income tax (benefits) provisions of $(1,874), $(79), and $525, respectively, related to the taxable income generated by the TRS entities, which is included in income and other taxes in the accompanying consolidated statements of operations and comprehensive (loss) income. For these entities, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted tax rates to be in effect when the temporary differences reverse. As of December 31, 2020, the Company had a deferred tax liability of $1,100. As of December 31, 2019, the Company had a deferred tax asset of $410 as a result of federal and state net operating loss carryovers.
A valuation allowance for deferred tax assets is provided if we believe all or some portion of the deferred tax asset may not be realized. An increase or decrease in the valuation allowance that results from the change in circumstances that causes a change in our judgment about the realizability of the related deferred tax asset is included in income. As of December 31, 2020 and 2019, the TRS valuation allowance for federal and state net operating loss carryovers was $0 and $410, respectively. As of December 31, 2020 and 2019, the TRS had no net deferred tax assets related to net operating loss carryovers.
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
The following characterizes distributions paid per common and preferred share on a tax basis for the years ended December 31, 2020, 2019 and 2018:

	2020		2019		2018
	$	%	$	%	$	%
Common shares
Ordinary income	$1.1250	100.00%	$4.5009	50.01%	$9.0000	100.00%
Capital gain	—	—%	4.4991	49.99	—	—%
	$1.1250	100.00%	$9.0000	100.00%	$9.0000	100.00%

Series H Preferred Shares
Ordinary income	$1.8752	100.00%	$0.9378	50.01%	$1.8752	100.00%
Capital gain	—	—%	0.9374	49.99	—	—%
	$1.8752	100.00%	$1.8752	100.00%	$1.8752	100.00%

Series I Preferred Shares
Ordinary income	$1.7188	100.00%	$0.8596	50.01%	$1.7188	100.00%
Capital gain	—	—%	0.8592	49.99	—	—%
	$1.7188	100.00%	$1.7188	100.00%	$1.7188	100.00%

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
Noncontrolling Interests for WPG Inc.
Details of the carrying amount of WPG Inc.'s noncontrolling interests are as follows as of December 31, 2020 and 2019:

	2020	2019
Limited partners' interests in WPG L.P.	$60,351	$109,193
Noncontrolling interests in properties	997	1,033
Total noncontrolling interests	$61,348	$110,226
Net income attributable to noncontrolling interests (which includes limited partners' interests in WPG L.P. and noncontrolling interests in consolidated properties) is a component of consolidated net income of WPG Inc.
Redeemable Noncontrolling Interests for WPG Inc.
At December 31, 2020 and 2019, redeemable noncontrolling interests represented the outstanding 130,592 units of WPG L.P. 7.3% Series I-1 Preferred Units (the "Series I-1 Preferred Units"). Dividends accrue quarterly at an annual rate of 7.3% per share. The unaffiliated third parties have, at their option, the right to have their equity purchased by the Company subject to the satisfaction of certain conditions.
4.    Investment in Real Estate
Summary
Investment properties consisted of the following as of December 31, 2020 and 2019:

	2020	2019
Land	$801,056	$823,887
Buildings and improvements	4,966,739	4,974,330
Total land, buildings and improvements	5,767,795	5,798,217
Furniture, fixtures and equipment	106,006	104,189
Investment properties at cost	5,873,801	5,902,406
Less: accumulated depreciation	2,539,745	2,397,736
Investment properties at cost, net	$3,334,056	$3,504,670

Construction in progress included above	$185,275	$115,280
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
No acquisition activity occurred during the years ended December 31, 2020 and 2019. Acquisition activity for the year ended December 31, 2018 and disposition activity for the years ended December 31, 2020, 2019 and 2018 is highlighted as follows:

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
We were party to two separate purchase and sale agreements to sell certain outparcels to FCPT Acquisitions, LLC ("Four Corners"). The following table summarizes the key terms of each of the closings that occurred during the year ended December 31, 2020:

Sales Date	Parcels Sold	Purchase Price	Sales Proceeds
February 13, 2020	2	$1,961	$1,945
September 17, 2020	1	2,072	2,063
October 29, 2020	1	1,158	1,155
November 13, 2020	1	1,899	1,814
November 20, 2020	1	1,811	1,697
	6	$8,901	$8,674

Washington Prime Group Inc. and Washington Prime Group, L.P.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit, per share and per unit amounts and where indicated as in millions or billions)

Based upon the closings above and amendments executed as of December 31, 2020, there are no remaining parcels from the first purchase and sale agreement and the Company has approximately $19.1 million from the second purchase and sale agreement to close, subject to due diligence and closing conditions. Additionally, during the year ended December 31, 2020, the Company sold certain undeveloped land parcels and developed outparcels for an aggregate purchase price of approximately $4.3 million, receiving net proceeds of approximately $3.5 million. The net proceeds from the disposition activities were generally used to fund ongoing redevelopment efforts and for general corporate purposes. In connection with the 2020 disposition activities, the Company recorded a net gain of $31.9 million, which is included in gain on disposition of interests in properties, net in the accompanying consolidated statements of operations and comprehensive (loss) income for the year ended December 31, 2020.
2019 Dispositions
On December 19, 2019, we completed the sale of Charles Towne Square, located in Charleston, South Carolina, to an unaffiliated private real estate investor for a purchase price of $5.0 million. The net proceeds of $4.6 million were used to fund ongoing redevelopment efforts and general corporate purposes.
The following table summarizes the key terms of each of the closings with Four Corners that occurred during the year ended December 31, 2019:

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

2018 Dispositions
The following table summarizes the key terms of each of the closings with Four Corners that occurred during the year ended December 31, 2018:

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
The following table denotes the gross carrying values of the respective intangibles as of December 31, 2020 and 2019:

	Balance as of
Intangible Asset/Liability	December 31, 2020	December 31, 2019
Above-market leases - Company is lessor	$27,471	$46,745
Below-market leases - Company is lessor	$78,356	$108,345
In-place leases	$74,903	$103,043
The intangibles related to above and below-market leases in which the Company is the lessor are amortized to minimum rents on a straight-line basis over the estimated life of the lease, with amortization as a net increase to minimum rents in the amounts of $8,925, $6,382, and $8,971 for the years ended December 31, 2020, 2019 and 2018, respectively.
In-place leases are amortized to depreciation and amortization expense over the life of the leases to which they pertain, with such amortization of $8,362, $11,409, and $14,780 for the years ended December 31, 2020, 2019 and 2018, respectively.
The table below identifies the types of intangible assets and liabilities, their location on the consolidated balance sheets, their weighted average amortization period, and their book value, which is net of accumulated amortization, as of December 31, 2020 and 2019:

			Balance as of
Intangible Asset/Liability	Location on the Consolidated Balance Sheets	Weighted Average Remaining Amortization (in years)	December 31, 2020	December 31, 2019
Above-market leases - Company is lessor	Deferred costs and other assets	7.6	$9,232	$13,419
Below-market leases - Company is lessor	Accounts payable, accrued expenses, intangibles and deferred revenues	13.0	$41,773	$54,885
In-place leases	Deferred costs and other assets	13.8	$19,173	$27,538

Washington Prime Group Inc. and Washington Prime Group, L.P.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit, per share and per unit amounts and where indicated as in millions or billions)

The future net amortization of intangibles as an increase (decrease) to net income as of December 31, 2020 is as follows:

	Above/Below-Market Leases-Lessor	In-place Leases	Total Net Intangible Amortization
2021	$3,263	$(2,957)	$306
2022	3,240	(2,482)	758
2023	2,774	(2,006)	768
2024	2,870	(1,559)	1,311
2025	2,666	(1,165)	1,501
Thereafter	17,728	(9,004)	8,724
	$32,541	$(19,173)	$13,368
Impairment
During the fourth quarter of 2020, we recorded an impairment charge of approximately $109.0 million related to one enclosed retail property and one open air property based on the total estimated fair value of $48.1 million and the related carrying value. The impairment charge was attributed to declines in the estimated undiscounted cash flows which resulted in the carrying value not being recoverable. The fair value was based on the respective discounted future cash flows, using a discount rate of 14.5% and a terminal capitalization rate of 14.0% for the one enclosed retail property and a discount rate of 11.8% and a terminal capitalization rate of 11.3% for the open air property, respectively, which were determined using management's assessment of the property operating performance and general market conditions (Level 3 inputs).
During the third quarter of 2020, we recorded an additional impairment charge of approximately $1.1 million related to a single tenant outparcel located in Topeka, Kansas (the "Topeka Property"). The impairment charge was attributed to a change in facts and circumstances when we decided to hold the asset for a shorter period, which resulted in the carrying value not being recoverable from the projected cash flows. The fair value was based on an executed purchase and sale agreement with an unaffiliated real estate investor, which was sold on December 9, 2020 (Level 1 input).
During the second quarter of 2020, we recorded an impairment charge of approximately $23.8 million related to two enclosed retail properties based on the total estimated fair value of $12.6 million and the related carrying value. The impairment charge was attributed to declines in the estimated undiscounted cash flows which resulted in the carrying value not being recoverable. The fair value of each property was based on the respective discounted future cash flows of each property, using a discount rate range of 18.8% to 19.3% and a terminal capitalization rate range of 16.8% to 17.3%, which were determined using management's assessment of the property operating performance and general market conditions (Level 3 inputs).
During the first quarter of 2020, we recorded an impairment charge of approximately $1.3 million related to vacant land at Georgesville Square, located in Columbus, Ohio and the Topeka Property. The impairment charges in both instances were due to changes in facts and circumstances when we decided to hold the assets for a shorter period which resulted in the carrying value not being recoverable from the projected cash flows. In the case of the vacant land at Georgesville Square, which was sold during the second quarter of 2020, the fair value was based on the sales price (Level 1 input). In the case of the Topeka Property, the fair value was based on general market conditions (Level 3 inputs).
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

During the third quarter of 2019, we recorded an impairment charge of approximately $28.9 million related to two enclosed retail properties and one open air property, which was sold in 2020, based on the total estimated fair value of $21.0 million and the related carrying value. In the case of the two enclosed retail properties, the impairment charge was attributed to declines in the estimated undiscounted cash flows which resulted in the carrying value not being recoverable. The fair value of each property was based on the respective discounted future cash flows of each property, using a discount rate of 18.5% and a terminal capitalization rate of 15.5%, which were determined using management's assessment of the property operating performance and general market conditions (Level 3 inputs). In the case of the open air property, the impairment charge was due to the change in facts and circumstances when we decided to hold the asset for a shorter period which resulted in the carrying value not being recoverable from the projected cash flows. The fair value was based on an executed purchase and sale agreement (Level 1 input).
5.    Investment in Unconsolidated Entities, at Equity
The Company's investment activity in unconsolidated real estate entities for the years ended December 31, 2020 and 2019 consisted of investments in the following joint ventures:
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
On December 20, 2019, the O'Connor Joint Venture I closed on the extension of the mortgage loan secured by The Mall at Johnson City. The extension was effective May 6, 2020 and extended the maturity of the mortgage loan to May 6, 2023, with an additional two one-year extension options available to the joint venture. The extension required a $5.0 million principal prepayment on May 6, 2020, in addition to funding certain reserve accounts of $10.0 million for future redevelopment and property improvements. On June 11, 2020, and in response to the COVID-19 pandemic, the O'Connor Joint Venture I executed a standstill agreement with the lender that extended the effective date of the extension to December 1, 2020, at which time the O'Connor Joint Venture I extended the maturity of the mortgage loan pursuant to the terms and payment requirements noted above.
On April 11, 2018, the O'Connor Joint Venture I closed on the acquisition of the Sears department store located at Polaris Fashion Place® in connection with our acquisition of additional Sears department stores (see Note 4 - "Investment in Real Estate").
•The O'Connor Joint Venture II
This investment consists of a 51% noncontrolling interest held by the Company in a portfolio of seven of the Company's retail properties and certain related outparcels, consisting of the following: The Arboretum, located in Austin, Texas; Arbor Hills, located in Ann Arbor, Michigan; Classen Curve and The Triangle at Classen Curve, each located in Oklahoma City, Oklahoma and Nichols Hills Plaza, located in Nichols Hills, Oklahoma (the "Oklahoma City Properties"); Gateway Centers, located in Austin, Texas; Malibu Lumber Yard, located in Malibu, California; Palms Crossing I and II, located in McAllen, Texas; and The Shops at Arbor Walk, located in Austin, Texas. We retain management, leasing, and development responsibilities for the properties included in the O'Connor Joint Venture II.
•The Seminole Joint Venture
This investment consisted of a 45% non-controlling interest held by the Company in Seminole Towne Center, an approximate 1.1 million square foot (unaudited) enclosed regional retail property located in the Orlando, Florida area. The Company had no effective financial interest in this property due to preferences. On March 13, 2020, the property held through this venture was transitioned to the lender pursuant to the terms within a deed-in-lieu of foreclosure agreement and all involvement between us and the related property ceased in connection with this transition. We recorded a gain of $15.4 million related to our cash distributions and losses in the Seminole Joint Venture, which is included in gain on disposition of interests in properties, net in the accompanying consolidated statements of operations and comprehensive loss for the year then ended.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit, per share and per unit amounts and where indicated as in millions or billions)

•Other Joint Venture
The Company also holds an indirect 12.5% ownership interest in certain real estate through a joint venture with an unaffiliated third party. We do not have management, leasing and development responsibilities for this joint venture.
Advances to the joint ventures totaled $0.3 million and $0.5 million as of December 31, 2020 and 2019, respectively, which are included in investment in and advances to unconsolidated entities, at equity in the accompanying consolidated balance sheets. Management deems this balance to be collectible and anticipates repayment within one year.
The following table presents the combined statements of operations for our joint ventures for the years ended December 31, 2020, 2019 and 2018:

	For the Year Ended December 31,
	2020	2019	2018
Total revenues	$211,468	$262,463	$262,410
Operating expenses	97,872	110,399	106,402
Depreciation and amortization	91,075	101,953	97,810
Operating income	22,521	50,111	58,198
Gain (loss) on sale of interests in property and unconsolidated entities, net	2,039	(1,288)	583
Gain on extinguishment of debt, net	15,698	—	—
Interest expense, taxes, and other, net	(49,027)	(61,523)	(52,477)
Net (loss) income from the Company's unconsolidated real estate entities	$(8,769)	$(12,700)	$6,304

Our share of (loss) income from the Company's unconsolidated real estate entities	$(14,693)	$(1,499)	$541
The following table presents the combined balance sheets of our joint ventures as of December 31, 2020 and 2019:

	December 31,
	2020	2019
Assets:
Investment properties at cost, net	$1,829,481	$1,905,336
Construction in progress	50,794	38,280
Cash and cash equivalents	41,273	43,137
Tenant receivables and accrued revenue, net	45,877	31,238
Deferred costs and other assets (1)	295,121	301,133
Total assets	$2,262,546	$2,319,124
Liabilities and Members’ Equity:
Mortgage notes payable	$1,214,679	$1,282,307
Accounts payable, accrued expenses, intangibles, and deferred revenues(2)	293,336	297,163
Total liabilities	1,508,015	1,579,470
Members’ equity	754,531	739,654
Total liabilities and members’ equity	$2,262,546	$2,319,124
Our share of members’ equity, net	$396,370	$384,332

Our share of members’ equity, net	$396,370	$384,332
Advances and excess investment	19,969	17,339
Net investment in and advances to unconsolidated entities, at equity(3)	$416,339	$401,671
(1)    Includes value of acquired in-place leases and acquired above-market leases with a net book value of $68,028 and $79,457 as of December 31, 2020 and 2019, respectively. Additionally, includes ROU assets of $173,304 and $172,991 related to ground leases for which our joint ventures are the lessees as of December 31, 2020 and 2019, respectively.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit, per share and per unit amounts and where indicated as in millions or billions)

(2)    Includes the net book value of below market leases of $35,882 and $45,757 as of December 31, 2020 and 2019, respectively. Additionally, includes lease liabilities of $173,304 and $172,991 related to ground leases for which our joint ventures are the lessees as of December 31, 2020 and 2019, respectively.
(3)    Includes $416,339 and $417,092 of investment in and advances to unconsolidated entities, at equity as of December 31, 2020 and 2019, respectively, and $0 and $15,421 of cash distributions and losses in unconsolidated entities, at equity as of December 31, 2020 and 2019, respectively.
In response to the COVID-19 pandemic, the Company, on behalf of the O'Connor Joint Venture I and O'Connor Joint Venture II, executed the following forbearance agreements related to various mortgage notes outstanding during the year ended December 31, 2020:

Property	Monthly Service Terms	Description of Relief	Duration of Forbearance	Repayment Terms[1]	Status as of December 31, 2020
Arbor Hills	Interest and principal	Interest and principal	3 months ended July 2020	12 months commenced August 2020	Repayment terms satisfied
Arboretum, The	Interest only	Interest	3 months ended July 2020	5 months commenced August 2020	Repayment terms satisfied
Classen Curve & The Triangle at Classen Curve	Interest only	Interest	3 months ended July 2020	5 months commenced August 2020	Repayment terms satisfied
Gateway Centers	Interest only	Interest	3 months ended July 2020	5 months commenced August 2020	Repayment terms satisfied
Mall at Johnson City, The	Interest and principal	Interest and principal	3 months ended July 2020	12 months commenced August 2020	Repayment terms ongoing
Nichols Hills Plaza	Interest and principal	Interest and principal	3 months ended July 2020	Due at maturity (Jan. 1, 2023)	Repayment terms satisfied
Polaris Fashion Place	Interest and principal	Interest	3 months ended July 2020	5 months commenced August 2020	Repayment terms satisfied
Town Center Crossing	Interest and principal	Interest and principal	3 months ended July 2020	12 months commenced August 2020	Repayment terms satisfied
Town Center Plaza	Interest and principal	Interest and principal	3 months ended July 2020	12 months commenced August 2020	Repayment terms satisfied
Scottsdale Quarter (Blocks K & M)	Interest only	Interest	3 months ended July 2020	Commenced August 2020 with payments made from excess property cash flow until repaid in full	Repayment terms satisfied
1 Maturity dates noted include any applicable extension options available to the borrower.
6.    Indebtedness
Mortgage Debt
Total mortgage indebtedness at December 31, 2020 and 2019 was as follows:

	2020	2019
Face amount of mortgage loans	$1,104,375	$1,117,242
Fair value adjustments, net	1,685	3,463
Debt issuance cost, net	(4,407)	(5,097)
Carrying value of mortgage loans	$1,101,653	$1,115,608
The mortgage debt had weighted average interest and maturity of 4.68% and 3.6 years at December 31, 2020 and 4.61% and 4.5 years at December 31, 2019.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit, per share and per unit amounts and where indicated as in millions or billions)

A roll forward of mortgage indebtedness from December 31, 2019 to December 31, 2020 is summarized as follows:

Balance at December 31, 2019	$1,115,608
Debt amortization payments	(12,867)
Issuance costs incurred upon debt modifications	(744)
Amortization of fair value and other adjustments	(1,778)
Amortization of debt issuance costs	1,434
Balance at December 31, 2020	$1,101,653
In response to the COVID-19 pandemic, the Company executed the following forbearance agreements related to various mortgage notes outstanding during the year ended December 31, 2020:

Property	Monthly Service Terms	Description of Relief	Duration of Forbearance	Repayment Terms[1]	Status as of December 31, 2020
Forest Plaza, Lakeline Plaza, Muncie Towne Plaza, and White Oaks Plaza	Interest only	Interest	6 months ended October 2020	6 months commenced November 2020	Repayment terms ongoing
Southgate Mall	Interest only	Interest	3 months ended July 2020	Due at maturity (Sept. 27, 2023)	Repayment terms satisfied
Town Center at Aurora	Interest and principal	Interest and principal	6 months ended October 2020	Commenced November 2020 with payments made from excess property cash flow until repaid in full	Repayment terms satisfied
Westminster Mall	Interest and principal	Interest and principal	3 months ended August 2020, paid from escrows	Not applicable	Repayment terms satisfied
Canyon View Marketplace	Interest and principal	Interest and principal	3 months ended July 2020	6 months commenced August 2020	Repayment terms satisfied
Grand Central Mall	Interest and principal	Interest and principal	3 months ended August 2020	12 months commenced September 2020, but outstanding payments due at maturity (July 6, 2021)	Repayment terms ongoing
Lincolnwood Town Center	Interest and principal	Interest and principal	6 months ended October 2020	12 months commenced November 2020, but outstanding payments due at maturity (April 1, 2021)	Repayment terms ongoing
1 Maturity dates noted include any applicable extension options available to the borrower.
2020 Activity
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
Corporate Debt
On February 15, 2021, we deferred the semi-annual interest payment on the Senior Notes. See Note 12 - "Subsequent Events" and Note 2 - "Basis of Presentation and Principles for Consolidation" for additional details.
On August 13, 2020, the Company entered into amendments to our Facility (as defined below), December 2015 Term Loan (as defined below), and the $65.0 million term loan secured by Weberstown Mall. The amendments, totaling $1.4 billion of consolidated indebtedness, provide certain covenant relief through the third quarter of 2021 in exchange for partial collateralization of certain unencumbered consolidated properties, which can be released starting in the third quarter of 2021 if certain financial conditions are met. The partial collateralization has resulted in temporary security of approximately $1.0 billion of debt that was previously unsecured. The stated interest rates, depending on total leverage levels, ranges from LIBOR plus 2.00% to 2.60%, with a LIBOR floor of 0.50%. Prior to the amendments, the stated interest rates, depending on total leverage levels, ranged from LIBOR plus 1.80% to 2.35%, with no LIBOR floor. The amendments were accounted for as debt modifications, and the Company capitalized approximately $13.0 million of issuance costs, which are being amortized to interest expense over the respective remaining debt term.
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

The following table identifies our total unsecured debt outstanding at December 31, 2020 and December 31, 2019:

	December 31, 2020	December 31, 2019
Notes payable:
Face amount - the Exchange Notes(1)	$—	$250,000
Face amount - Senior Notes due 2024(2)	720,900	720,900
Debt discount, net	(6,338)	(7,864)
Debt issuance costs, net	(4,086)	(5,470)
Total carrying value of notes payable	$710,476	$957,566

Term loans:(7)
Face amount - Term Loan(3)(4)	$350,000	$350,000
Face amount - December 2015 Term Loan(5)	340,000	340,000
Debt issuance costs, net	(8,437)	(3,358)
Total carrying value of term loans	$681,563	$686,642

Revolving credit facility:(3)(6)
Face amount	$647,000	$207,000
Debt issuance costs, net	(7,024)	(2,855)
Total carrying value of revolving credit facility	$639,976	$204,145

Other indebtedness:(8)
Anticipated settlement amount	$109,285	$109,285
Debt issuance costs, net	(1,509)	(1,561)
Future accretion, net	(19,969)	(10,123)
Total carrying value of other indebtedness	$87,807	$97,601
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
(4) The Term Loan bears interest at the greater of one-month LIBOR or 0.50% plus 2.60% per annum and will mature on December 30, 2022. We have interest rate swap agreements totaling $250.0 million, which effectively fix the interest rate on a portion of the Term Loan at 5.71% per annum through June 30, 2021. At December 31, 2020, the applicable interest rate on the unhedged portion of the Term Loan was 0.50% plus 2.60% or 3.10%.
(5) The December 2015 Term Loan bears interest at the greater of one-month LIBOR or 0.50% plus 2.60% per annum and will mature on January 10, 2023. We have interest rate swap agreements totaling $340.0 million, which effectively fix the interest rate at 4.67% per annum through maturity.
(6) The Revolver provides borrowings on a revolving basis up to $650.0 million, bears interest at the greater of one-month LIBOR or 0.50% plus 2.25% and will initially mature on December 30, 2021, subject to two six month extensions available at our option subject to compliance with terms of the Facility and payment of a customary extension fee. At December 31, 2020, we had an aggregate available borrowing capacity of $3.0 million under the Revolver. At December 31, 2020, the applicable interest rate on the Revolver was 0.50% plus 2.25%, or 2.75%. The interest rate on the Revolver could vary in the future based upon changes to the Company's credit ratings and leveraged levels.
(7) While we have interest rate swap agreements in place that fix the LIBOR portion of the rates as noted above, the spread over LIBOR could vary in the future based upon changes to the Company's credit ratings and leveraged levels.
(8) Represents the financial liability associated with our October 2019 failed sale and leaseback of land at Edison Mall, located in Fort Myers, Florida; Great Lakes Mall, located in Mentor, Ohio; Irving Mall, located in Irving, Texas; and Jefferson Valley Mall, located in Yorktown Heights, New York (collectively, the "Properties"). The master ground lease has a 99-year term and includes fixed annual payments at an initial annualized rate of 7.4%, with annual rent escalators over the aforementioned term. The anticipated settlement amount represents the year 30 repurchase option price of $109.3 million to reacquire the fee interest in the land at the Properties, to which the carrying value of the financial liability is being accreted to, through interest expense, during the repurchase period. Expense is being recognized utilizing an effective interest rate of 8.52% during the repurchase period.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit, per share and per unit amounts and where indicated as in millions or billions)

The following table presents the borrowings and paydowns on the Revolver during the years ended December 31, 2020 and December 31, 2019:

	2020	2019
Beginning Balance	$207,000	$290,000
Borrowings	471,000	267,000
Paydowns	(31,000)	(350,000)
Ending Balance	$647,000	$207,000
During 2020, borrowings under the Revolver were primarily used to redeem the Exchange Notes, for ongoing redevelopment efforts and to bolster liquidity as a result of the COVID-19 pandemic. Paydowns of outstanding borrowings were primarily funded using proceeds from property dispositions (see Note 4 - "Investment in Real Estate") and cash flow from operations.
During 2019, borrowings under the Revolver were primarily used for ongoing redevelopment efforts and general corporate purposes. Paydowns of outstanding borrowings were funded using proceeds from property dispositions (see Note 4 - "Investment in Real Estate"), new mortgage activity as discussed above and cash flow from operations.
Covenants
Our corporate debt agreements contain financial and other covenants. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender including adjustments to the applicable interest rate. As of December 31, 2020, the Company was in compliance with all applicable covenants of its corporate debt (see Note 12 - "Subsequent Events" for additional details).
The total balance of mortgages was approximately $1.1 billion as of December 31, 2020. At December 31, 2020, certain of our consolidated subsidiaries were the borrowers under 20 non-recourse loans and two full-recourse loans secured by mortgages encumbering 24 properties, including one separate pool of cross-defaulted and cross-collateralized mortgages encumbering a total of four properties. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt instruments contain financial and other non-financial covenants which are specific to the properties which serve as collateral for that debt. Our existing non-recourse mortgage loans generally prohibit our subsidiaries that are borrowers thereunder from incurring additional indebtedness, subject to certain customary and limited exceptions. In addition, certain of these instruments limit the ability of the applicable borrower's parent entity from incurring mezzanine indebtedness unless certain conditions are satisfied, including compliance with maximum loan to value ratio and minimum debt service coverage ratio tests. Further, under certain of these existing agreements, if certain cash flow levels in respect of the applicable mortgaged property (as described in the applicable agreement) are not maintained for at least two consecutive quarters, the lender could accelerate the debt and enforce its right against its collateral. If the borrower fails to comply with these covenants, the lender could accelerate the debt and enforce its right against their collateral.
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
On May 22, 2020, we received a notice of default letter, dated May 21, 2020, from the special servicer to the borrower, a consolidated subsidiary of WPG L.P., concerning the $47.3 million mortgage loan secured by Lincolnwood Town Center, located in Lincolnwood, Illinois. The notice was issued by the special servicer because the borrower elected to not pay the May 2020 mortgage payment due to disruption caused by COVID-19. On September 14, 2020, the borrower executed a forbearance agreement, effective May 1, 2020, which deferred required debt service payments from May 2020 through October 2020. The Company continues to manage and lease the property (see Note 12 - "Subsequent Events" for additional details).

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
In addition and in response to the COVID-19 pandemic, separate borrowers, each a consolidated subsidiary of WPG L.P., elected to not make monthly debt service payments beginning in April 2020 on the $17.2 million mortgage loan secured by Anderson Mall, located in Anderson, South Carolina, and the $36.1 million mortgage loan secured by Oak Court Mall & Offices, located in Memphis, Tennessee. The borrowers continue to have discussions with the special servicers of each non-recourse loan and are considering various options (see Note 12 - "Subsequent Events" for additional details).
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
On May 29, 2018, we received a notice of default letter, dated May 25, 2018, from the special servicer to the borrower, a consolidated subsidiary of WPG L.P., concerning the $94.0 million mortgage loan secured by Rushmore Mall. The notice was issued by the special servicer because the borrower notified the lender that there were insufficient funds to ensure future compliance with the mortgage loan due to the loss of certain tenants. On October 23, 2018, an affiliate of the Company transitioned the property to the lender.
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
At December 31, 2020, management believes the applicable borrowers under our other non-recourse mortgage loans were in compliance with all covenants where non-compliance could individually, or giving effect to applicable cross-default provisions in the aggregate, have a material adverse effect on our financial condition, results of operations or cash flows. A Chapter 11 filing could trigger secured mortgage defaults on various mortgages. The Company has assessed each of the defaulted properties, for which the Company still holds title, for impairment indicators as part of our quarterly assessment. Refer to Note 4 - "Investment in Real Estate" for further details.
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

Debt Maturity and Cash Paid for Interest
Scheduled principal repayments on indebtedness (including extension options) as of December 31, 2020 are as follows:

2021	$308,729
2022	1,180,870
2023	406,414
2024	985,474
2025	3,417
Thereafter	386,656
Total principal maturities	3,271,560
Note discount	(6,338)
Fair value adjustments, net	1,685
Debt issuance costs, net	(25,463)
Future accretion of other indebtedness, net	(19,969)
Total mortgages and corporate indebtedness	$3,221,475
Cash paid for interest for the years ended December 31, 2020, 2019 and 2018 was $143,615, $149,775 and $141,641, respectively.
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
The book value and fair value of these financial instruments along with the related discount rate assumptions as of December 31, 2020 and 2019 are summarized as follows:

	2020	2019
Book value of fixed- rate mortgages(1)	$1,039,375	$1,052,242
Fair value of fixed-rate mortgages	$1,057,727	$1,062,205
Weighted average discount rates assumed in calculation of fair value for fixed-rate mortgages	3.79%	4.24%

Book value of fixed-rate corporate debt(1)	$1,420,185	$1,660,062
Fair value of fixed-rate corporate debt	$1,203,079	$1,673,105
Weighted average discount rates assumed in calculation of fair value for fixed-rate corporate debt	10.22%	6.03%
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
Amounts reported in AOCI relate to derivatives that will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt. Realized gains or losses on settled derivative instruments included in AOCI are recognized as an adjustment to income over the term of the hedged debt transaction. During the next twelve months, the Company estimates that an additional $9.0 million will be reclassified as an increase to interest expense.
On March 29, 2019, the Company entered into one two-year swap, totaling $52.0 million with an effective date of April 1, 2019, pursuant to the terms of the extension option executed on the mortgage note payable loan at Town Center at Aurora®. As of December 31, 2020, the Company had 11 outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk with a current notional value of $640.3 million.
The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the consolidated balance sheet as of December 31, 2020 and 2019:

Derivatives designated as hedging instruments:		Balance Sheet Location	December 31, 2020	December 31, 2019
Interest rate products	Liability Derivatives	Accounts payable, accrued expenses, intangibles and deferred revenues	$14,380	$6,592
There were no asset derivative instruments at December 31, 2020 and 2019. The liability derivative instruments were reported at their fair value $14,380 and $6,592 at December 31, 2020 and 2019, respectively, with a corresponding adjustment to OCL for the unrealized gains and losses (net of noncontrolling interest allocation). Over time, the unrealized gains and losses held in AOCL will be reclassified to earnings. This reclassification will correlate with the recognition of the hedged interest payments in earnings.
The table below presents the effect of the Company's derivative financial instruments on the consolidated statements of operations and comprehensive (loss) income for the years ended December 31, 2020, 2019 and 2018:

Derivatives in Cash Flow Hedging Relationships (Interest rate products)	Location of Gain or (Loss) Recognized in Income on Derivatives	For the Year Ended December 31,
		2020	2019	2018
Amount of (Loss) or Gain Recognized in OCL on Derivative	Interest expense	$(17,832)	$(13,363)	$1,054

Amount of Loss or (Gain) Reclassified from AOCL into Income	Interest expense	$10,015	$(739)	$(2,338)

Washington Prime Group Inc. and Washington Prime Group, L.P.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit, per share and per unit amounts and where indicated as in millions or billions)

The table below presents the effect of the Company's derivative financial instruments on the consolidated statements of operations for the years ended December 31, 2020, 2019 and 2018:

Effect of Cash Flow Hedges on Consolidated Statements of Operations	For the year ended December 31,
	2020	2019	2018
Total interest expense presented in the consolidated statements of operations in which the effects of cash flow hedges are recorded	$(156,752)	$(153,382)	$(141,987)

Amount of loss or (gain) reclassified from accumulated other comprehensive loss into interest expense	$10,015	$(739)	$(2,338)

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
As of December 31, 2020, the fair value of derivatives in a net liability position, plus accrued interest but excluding any adjustment for nonperformance risk, related to these agreements was $14,380. As of December 31, 2020, the Company has not posted any collateral related to these agreements. The Company is not in default with any of these provisions as of December 31, 2020. If the Company had breached any of these provisions at December 31, 2020, it would have been required to settle its obligation under these agreements at their termination value of $14,380.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2020 and 2019, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit, per share and per unit amounts and where indicated as in millions or billions)

The tables below presents the Company’s net assets and (liabilities) measured at fair value as of December 31, 2020 and 2019 aggregated by the level in the fair value hierarchy within which those measurements fall:

	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2020
Derivative instruments, net	$—	$(14,380)	$—	$(14,380)

	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2019
Derivative instruments, net	$—	$(6,592)	$—	$(6,592)
8.    Equity
Preferred Stock
Series H Cumulative Redeemable Preferred Stock
On January 15, 2015, WPG Inc. issued 4,000,000 shares of 7.5% Series H Cumulative Redeemable Preferred Stock (the "Series H Preferred Shares"). Dividends accrue quarterly at an annual rate of 7.5% per share. WPG Inc. can redeem this series, in whole or in part, at a redemption price of $25.00 per share, plus accumulated and unpaid dividends. WPG L.P. issued to WPG Inc. a like number of preferred units as consideration for the Series H Preferred Shares and can redeem this series, in whole or in part, when WPG Inc. can redeem the Series H Preferred Shares at like terms. All shares remain issued and outstanding as of December 31, 2020 and 2019.
Series I Cumulative Redeemable Preferred Stock
On January 15, 2015, WPG Inc. issued 3,800,000 shares of 6.875% Series I Cumulative Redeemable Preferred Stock (the "Series I Preferred Shares"). Dividends accrue quarterly at an annual rate of 6.875% per share. WPG Inc. can redeem this series, in whole or in part, at a redemption price of $25.00 per share, plus accumulated and unpaid dividends. WPG L.P. issued to WPG Inc. a like number of preferred units as consideration for the Series I Preferred Shares and can redeem this series, in whole or in part, when WPG Inc. can redeem the Series I Preferred Shares at like terms. All shares remain issued and outstanding as of December 31, 2020 and 2019.
Reverse-Stock Split
On December 17, 2020, WPG Inc.'s common shareholders approved an amendment to the Company's Amended and Restated Articles of Incorporation that effectuated a one-for-nine reverse stock split of WPG Inc.’s common shares (the "Split"). As a result of the Split, the number of outstanding common shares of the Company was reduced from approximately 187.4 million to approximately 21.0 million. In addition, all outstanding WPG L.P. common operating units and all outstanding equity awards under the Company's equity plans were also adjusted by the same conversion ratio relating to the Split. The implementation of the Split increased the per share trading price of WPG Inc.’s common shares and satisfied the continued listing criteria set forth in Section 802.01C of the Listed Company Manual of the NYSE and cured the noncompliance notification received by WPG Inc. on April 28, 2020, for which we received notification from the NYSE on January 4, 2021 that the Company was no longer in violation.
Unless otherwise noted, all common share/unit and per share/unit information contained herein has been restated to reflect the Split as if it had occurred as of the beginning of the earliest period presented.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit, per share and per unit amounts and where indicated as in millions or billions)

Exchange Rights
Subject to the terms of the limited partnership agreement of WPG L.P., limited partners in WPG L.P. have, at their option, the right to exchange all or any portion of their units for shares of WPG Inc. common stock on a one‑for‑one basis or cash, as determined by WPG Inc. Therefore, the common units held by limited partners are considered by WPG Inc. to be share equivalents and classified as noncontrolling interests within permanent equity, and classified by WPG L.P. as permanent equity. The amount of cash to be paid if the exchange right is exercised and the cash option is selected will be based on the market value of WPG Inc.'s common stock as determined pursuant to the terms of the WPG L.P. Partnership Agreement. During the year ended December 31, 2020, WPG Inc. issued 2,631 shares of common stock to certain limited partners of WPG L.P. in exchange for an equal number of units pursuant to the WPG L.P. Partnership Agreement. This transaction increased WPG Inc.’s ownership interest in WPG L.P. There were no similar transactions during the years ended December 31, 2019 and 2018. At December 31, 2020, WPG Inc. had reserved 3,828,590 shares of common stock for possible issuance upon the exchange of units held by limited partners.
The holders of the Series I-1 Preferred Units have, at their option, the right to have their units purchased by WPG L.P. subject to the satisfaction of certain conditions. Therefore, the Series I-1 Preferred Units are classified as redeemable noncontrolling interests outside of permanent equity.
Share Based Compensation
On May 28, 2014, the WPG Inc. Board of Directors (the "Board") adopted the Washington Prime Group, L.P. 2014 Stock Incentive Plan (the "2014 Plan"), which permitted the Company to grant awards to current and prospective directors, officers, employees and consultants of the Company or any affiliate. An aggregate of 1,111,112 shares of common stock were reserved for issuance, with a maximum number of awards to be granted to a participant in any calendar year of 55,556 shares/units. On May 16, 2019, the common shareholders of WPG Inc. approved the Washington Prime Group, L.P. 2019 Stock Incentive Plan (the "2019 Plan"), which replaced the 2014 Plan with respect to the issuance of new awards. The Board and its Compensation Committee (the "Committee") previously approved and adopted the 2019 Plan, subject to WPG Inc. common shareholder approval, during the Board and Committee's regular meetings in February 2019. An aggregate of 810,000 shares of common stock are reserved for issuance, excluding carryover shares from the 2014 Plan. Awards may be in the form of stock options, stock appreciation rights, restricted stock, restricted stock units ("RSUs") or other stock-based awards in WPG Inc., long term incentive units ("LTIP units" or "LTIPs") or performance units in WPG L.P. The 2019 Plan terminates on May 16, 2029.
Long Term Incentive Awards
Annual Long-Term Incentive Awards
During the years ended December 31, 2020, 2019 and 2018, the Company approved the terms and conditions of the 2020, 2019, and 2018 annual awards (the "2020 Annual Long-Term Incentive Awards," "2019 Annual Long-Term Incentive Awards," and "2018 Annual Long-Term Incentive Awards," respectively) for certain executive officers and employees of the Company. Under the terms of the awards program, each participant is provided the opportunity to receive (i) time-based RSUs and (ii) performance-based stock units ("PSUs"). RSUs represent a contingent right to receive one WPG Inc. common share for each vested RSU. RSUs will vest in one-third installments on each annual anniversary of the respective Grant Date (as referenced below), subject to the participant's continued employment with the Company through each vesting date and the participant's continued compliance with certain applicable covenants. During the service period, dividend equivalents will be paid with respect to the RSUs corresponding to the amount of any dividends paid by WPG Inc. to WPG Inc.'s common shareholders for the applicable dividend payment dates. Compensation expense is recognized on a straight-line basis over the three years vesting term, except in instances that result in accelerated vesting due to severance arrangements.
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

The following table summarizes the issuance of the 2020 Annual Long-Term Incentive Awards, 2019 Annual Long-Term Incentive Awards, and 2018 Annual Long-Term Incentive Awards, respectively:

	2020 Annual Long-Term Incentive Awards	2019 Annual Long-Term Incentive Awards	2018 Annual Long-Term Incentive Awards
Grant Date	February 25, 2020	February 20, 2019	February 20, 2018
RSUs issued	152,610	63,581	65,223
Grant date fair value per unit	$21.69	$51.93	$54.90
PSUs issued	152,610	63,581	65,223
Grant date fair value per unit	$15.66	$44.82	$43.92
The following table summarizes the assumptions used to value the PSUs under a Monte Carlo simulation model:

	2020 Annual Long-Term Incentive Awards	2019 Annual Long-Term Incentive Awards	2018 Annual Long-Term Incentive Awards
Risk free rate	1.16%	2.45%	2.39%
Volatility	41.63%	26.53%	24.70%
During the year ended December 31, 2020, the performance period related to PSUs awarded in conjunction with the 2017 annual awards ended. There was no payout as the Company's TSR rank did not exceed the minimum required threshold for payout and 29,204 PSUs were forfeited.
Other Compensation Arrangements
On August 2, 2019, in connection with the execution of an amended and restated employment agreement, the Committee granted Mr. Louis G. Conforti, the Company's Chief Executive Officer and Director, a retention award of 55,556 RSUs, with a grant date fair value of $1.8 million, and 55,556 PSUs, at target with a grant date fair value of $1.2 million, for his continued service through August 2, 2024. RSUs represent a contingent right to receive one WPG Inc. common share for each vested RSU. Dividend equivalents corresponding to the amount of any regular cash dividends paid by WPG Inc. to WPG Inc.’s common shareholders for the applicable dividend payment dates will accrue and be deemed reinvested in additional RSUs, which themselves will accrue dividend equivalents, and will be paid out if and when the underlying RSU vests. The RSUs will vest in one-third installments on August 2, 2022, 2023, and 2024, subject to Mr. Conforti's continued employment through such applicable date. Compensation expense is recognized on a straight-line basis over the five year vesting term.
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

WPG Performance-Based Stock Unit Awards
The WPG PSUs primarily relate to the performance-based component of the annual long-term incentive awards issued to certain executive officers and employees of the Company, in addition to awards issued under employment agreements (see "Annual Long-Term Incentive Awards" and "Other Compensation Arrangements" sections above for additional details). A summary of the status of the WPG PSUs at December 31, 2020 and changes during the year are presented below:

	Activity for the Year Ended December 31,
	2020
	PSUs	Weighted Average Grant Date Fair Value
Outstanding unvested at beginning of year	195,263	$41.40
PSUs granted	152,610	$15.66
PSUs forfeited	(29,204)	$69.48
Outstanding unvested at end of year	318,669	$26.50
WPG RSU Awards
The Company issues RSUs to certain executive officers, employees, and non-employee directors of the Board. During the years ended December 31, 2020, 2019 and 2018, the Company issued 289,415, 156,303, and 90,273 RSUs, respectively. Of the 289,415 RSUs issued in 2020, 152,610 RSUs with a fair value of $3.3 million relates to the annual long-term incentive award issuances that occurred in February 2020 (see "Annual Long-Term Incentive Awards" section above). Of the 156,303 RSUs issued in 2019, 55,556 RSUs with a fair value of $1.8 million relates to Mr. Conforti's August 2, 2019 special grant and 63,581 RSUs with a fair value of $3.3 million relates to the annual long-term incentive award issuances that occurred in February 2019 (see "Annual Long-Term Incentive Awards" section above). Of the 90,273 RSUs issued in 2018, 65,223 RSUs with a fair value of $3.6 million relates to the annual long-term incentive award issuances that occurred in February 2018 (see "Annual Long-Term Incentive Awards" section above). The RSUs are service-based awards and the related fair value is expensed over the applicable service periods, except in instances that result in accelerated vesting due to severance arrangements.
The amount of compensation related to the unvested RSUs that we expect to recognize in future periods is $5.6 million over a weighted average period of 1.7 years.
A summary of the status of the WPG RSUs at December 31, 2020 and changes during the year are presented below:

	Activity for the Year Ended December 31,
	2020
	RSUs	Weighted Average Grant Date Fair Value
Outstanding unvested at beginning of year	209,146	$47.86
RSUs granted	289,415	$14.36
RSUs vested	(85,211)	$55.28
RSUs forfeited	(21,354)	$9.85
Outstanding unvested at end of year	391,996	$23.59
The weighted average grant date fair value per share of RSUs granted during the years ended December 31, 2020, 2019 and 2018 was $14.36, $42.21, and $56.52, respectively. The total fair value of the RSUs vested during the years ended December 31, 2020, 2019 and 2018 was $4,711, $8,254, and $3,320, respectively.
Stock Options
Options granted under the Company's Plan generally vest over a three years period, with options exercisable at a rate of 33.3% per annum beginning with the first anniversary of the grant date. These options were valued using the Black-Scholes pricing model and the expense associated with these options are amortized over the requisite vesting period. There were no options granted during the years ended December 31, 2020, 2019 and 2018.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit, per share and per unit amounts and where indicated as in millions or billions)

A summary of the status of the Company's option plans at December 31, 2020 and changes during the year are listed below:

	Activity for the Year Ended December 31,
	2020
	Stock Options	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	66,941	$18.18
Options forfeited/expired	(3,498)	$44.28
Outstanding at end of year	63,443	$16.74
The following table summarizes information regarding the options outstanding at December 31, 2020:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2020	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2020	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$107.73	3,393	0.3	$107.73	3,393	0.3	$107.73
$114.03	5,388	1.4	$114.03	5,388	1.4	$114.03
$149.04	10,249	2.4	$149.04	10,249	2.4	$149.04
$117.90	6,852	3.3	$117.90	6,852	3.3	$117.90
$128.52	21,715	4.4	$128.52	21,715	4.4	$128.52
$89.55	15,846	5.4	$89.55	15,846	5.4	$89.55
	63,443	3.7	$118.61	63,443	3.7	$118.61
As of December 31, 2020, all outstanding options are exercisable. The aggregate intrinsic value of these options is $0. During the year ended December 31, 2020, no options were exercised and no options vested. The aggregate intrinsic value of options that exercised and the aggregate fair value of options that vested during the year ended December 31, 2019 was $1 and $32, respectively. The aggregate intrinsic value of options that exercised and the aggregate fair value of options that vested during the year ended December 31, 2018 was $0 and $154, respectively.
Share Award Related Compensation Expense
During the years ended December 31, 2020, 2019 and 2018, the Company recorded share award related compensation expense pertaining to the award and option plans noted above of $7.3 million, $7.8 million, and $8.3 million in general and administrative and property operating expense within the consolidated statements of operations and comprehensive (loss) income. In certain instances, employment agreements and stock compensation programs provide for accelerated vesting when executives are terminated without cause. Additionally, the Committee may, in its discretion, accelerate the vesting for retiring Board members.
Distributions
During the years ended December 31, 2020 and 2019, the Board declared common share/unit dividends of $1.125 and $9.000 per common share/unit, respectively.
9.    Commitments and Contingencies
Litigation
We are involved from time-to-time in various legal proceedings that arise in the ordinary course of our business, including, but not limited to commercial disputes, environmental matters, and litigation in connection with transactions including acquisitions and divestitures. We believe that such litigation, claims and administrative proceedings will not have a material adverse impact on our financial position or our results of operations. Additionally, we may in the near future seek to implement a Restructuring pursuant to a plan of reorganization to be filed in cases commenced under chapter 11 of the Bankruptcy Code. We record a liability when a loss is considered probable and the amount can be reasonably estimated.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit, per share and per unit amounts and where indicated as in millions or billions)

Concentration of Credit Risk
All operations are within the United States and no customer or tenant accounts for 5% or more of our consolidated revenues.
Lease Commitments
As of December 31, 2020, a total of four consolidated properties are subject to ground leases. The termination dates of these ground leases range from 2026 to 2076. These ground leases generally require us to make fixed annual rental payments, or a fixed annual rental plus a percentage rent component based upon the revenues or total sales of the property. Some of these leases also include escalation clauses and renewal options. We incurred ground lease expense, which is included in ground rent in the accompanying consolidated statements of operations and comprehensive (loss) income, for the years ended December 31, 2020, 2019 and 2018 of $778, $837 and $789, respectively, of which $20, $20 and $50 related to straight-line rent expense, respectively. Additionally, the Company has two material office leases and one material garage lease. The termination dates of these leases range from 2023 to 2026. These leases generally require us to make fixed annual rental payments, plus our share of common-area maintenance expense and real estate taxes and insurance. We incurred lease expense, which is included in general and administrative expenses in the accompanying consolidated statements of operations and comprehensive (loss) income, for the years ended December 31, 2020, 2019 and 2018 of $2,578, $2,609, and $2,668, respectively. The discount rates utilized in calculating the lease liabilities represents our estimate of the Company's incremental borrowing rate over the terms that correspond to the leases.
Future minimum lease payments due under these leases for each of the next five years and thereafter, excluding applicable extension options, as of December 31, 2020 are as follows:

2021	$2,069
2022	2,099
2023	1,427
2024	999
2025	1,008
Thereafter	19,370
Total lease payments	26,972
Less: Discount	15,728
Present value of lease liabilities	$11,244
The weighted average remaining lease term for our consolidated operating leases was 20.5 years and the weighted average discount rate for determining the lease liabilities was 8.8% at December 31, 2020. We had no financing leases as of December 31, 2020.
10.    Related Party Transactions
Hannah Laikin
During years ended December 31, 2020 and 2019, an affiliate of WPG L.P. employed Mrs. Hannah Laikin, the daughter-in-law of our Chairman of the Board, Robert J. Laikin, in a non-executive role as Director, Special Projects. Mrs. Laikin's compensation for the years ended December 31, 2020 and 2019 was approximately $0.2 million. Mrs. Laikin is not an executive officer of the Company or any of its affiliates, but she is included in the Company’s count of its full-time employees as of the December 31, 2020. Mrs. Laikin’s place of employment is the Company’s Indianapolis, Indiana corporate office in the Leasing Department. Mrs. Laikin has no direct reports and reports to the Company’s Chief Executive Officer. Mrs. Laikin is an at-will employee. Mrs. Laikin’s employment with the Company was approved by the Board’s Audit Committee after review of her relationship with our Chairman of the Board. Our Audit Committee does not expect this relationship to impair Mr. Laikin’s independence status because Mrs. Laikin is not an executive officer of the Company.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit, per share and per unit amounts and where indicated as in millions or billions)

Real Estate Brokerage Services
During year ended December 31, 2020, WPG (via one of its affiliates) paid an unaffiliated real estate brokerage firm (the “Firm”) a total of $0.2 million (the “Payment”) in commissions for commercial leasing transactions involving certain of WPG’s enclosed retail properties. Mr. Cooper Laikin, the son of Robert J. Laikin, the incumbent Chairman of the Board, is employed as a broker for the Firm and received a percentage of the Payment as compensation for real estate and leasing brokerage services provided to WPG (or certain affiliates) during 2020 (or a prior year). Also, Mr. C. Laikin entered into a real estate brokerage transaction involving The Outlet Collection│Seattle, located in Auburn, Washington (the “Center”) in which Mr. C. Laikin was to receive a commission of $15. The transaction was not consummated in 2020 regarding the Center and no commission was paid during fiscal year 2020. Our Audit Committee has reviewed the aforementioned transactions as codified in the policies and procedures of our code of conduct.
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
The following table sets forth the computation of WPG Inc.'s basic and diluted (loss) earnings per common share:

	For the Year Ended December 31,
	2020	2019	2018
(Loss) Earnings Per Common Share, Basic:
Net (loss) income attributable to common shareholders - basic	$(233,818)	$(9,758)	$79,572
Weighted average shares outstanding - basic	21,173,364	20,938,381	20,855,149
(Loss) earnings per common share, basic	$(11.04)	$(0.47)	$3.81

(Loss) Earnings Per Common Share, Diluted:
Net (loss) income attributable to common shareholders - basic	$(233,818)	$(9,758)	$79,572
Net (loss) income attributable to common unitholders	(42,341)	(1,799)	14,735
Net (loss) income attributable to common shareholders - diluted	$(276,159)	$(11,557)	$94,307
Weighted average common shares outstanding - basic	21,173,364	20,938,381	20,855,149
Weighted average operating partnership units outstanding	3,834,258	3,858,890	3,855,975
Weighted average additional dilutive securities outstanding	—	—	67,075
Weighted average common shares outstanding - diluted	25,007,622	24,797,271	24,778,199
(Loss) earnings per common share, diluted	$(11.04)	$(0.47)	$3.81
For the years ended December 31, 2020, 2019 and 2018, additional potentially dilutive securities include contingently-issuable outstanding stock options, restricted stock units, and performance based components of annual or special arrangement awards. For the year ended December 31, 2020, the potential dilutive effect of 63,443 contingently-issuable outstanding stock options, 66,857 restricted stock units, and 318,669 performance based components of annual or special arrangement awards were excluded as their inclusion would be anti-dilutive. For the year ended December 31, 2019, the potential dilutive effect of 66,941 contingently-issuable outstanding stock options, 63,453 restricted stock units, and 195,937 performance based components of annual or special arrangement awards were excluded as their inclusion would be anti-dilutive. We accrue distributions when they are declared.
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

The following table sets forth the computation of WPG L.P.'s basic and diluted (loss) earnings per common unit:

	For the Year Ended December 31,
	2020	2019	2018
(Loss) Earnings Per Common Unit, Basic and Diluted:
Net (loss) income attributable to common unitholders - basic and diluted	$(276,159)	$(11,557)	$94,307
Weighted average common units outstanding - basic	25,007,622	24,797,271	24,711,124
Weighted average additional dilutive securities outstanding	—	—	67,075
Weighted average shares outstanding - diluted	25,007,622	24,797,271	24,778,199
(Loss) earnings per common unit, basic and diluted	$(11.04)	$(0.47)	$3.81
For the years ended December 31, 2020, 2019 and 2018, additional potentially dilutive securities include contingently-issuable outstanding stock options, restricted stock units, and performance based components of annual or special arrangement awards. For the year ended December 31, 2020, the potential dilutive effect of 63,443 contingently-issuable outstanding stock options, 66,857 restricted stock units, and 318,669 performance based components of annual or special arrangement awards were excluded as their inclusion would be anti-dilutive. For the year ended December 31, 2019, the potential dilutive effect of 66,941 contingently-issuable outstanding stock options, 63,453 restricted stock units, and 195,937 performance based components of annual or special arrangement awards were excluded as their inclusion would be anti-dilutive. We accrue distributions when they are declared.
12.    Subsequent Events
On February 2, 2021, we received a notice of default letter, dated December 8, 2020, from the special servicer to the borrower, a consolidated subsidiary of WPG L.P., concerning the $17.2 million mortgage loan secured by Anderson Mall. The notice was issued by the special servicer because the borrower elected to not make monthly debt service payments beginning in April 2020 in response to the COVID-19 pandemic. The borrower continues to have discussions with the special servicer of the non-recourse loan and is considering various options. On March 8, 2021, the Company received notification that a receiver had been appointed to manage and lease the property. An affiliate of the Company continues to hold title to the property.
On February 9, 2021, we received a notice of default letter, dated that same day, from the special servicer to the borrower, a consolidated subsidiary of WPG L.P., concerning the $47.3 million mortgage loan secured by Lincolnwood Town Center. The notice was issued by the special servicer because the funds maintained in the cash management account were insufficient to pay the full January 2021 mortgage payment. The borrower has initiated discussions with the special servicer of the non-recourse loan and is considering various options. The Company continues to own, manage and lease the property.
On February 15, 2021, we deferred the approximately $23.2 million semi-annual interest payment on the Senior Notes and commenced a 30-day grace period under the terms of the indentures governing said notes. The Company does not expect to make the interest payment on the last day of such grace period. The failure to make the interest payment will result in an event of default on March 17, 2021 under the indenture governing the Senior Notes, which will result in a cross default under the credit agreements governing our credit facilities. On March 16, 2021, we entered into the Forbearance Agreements with certain holders of our Senior Notes and the administrative agents of our corporate credit facilities, on behalf of the lenders under such facilities, pursuant to which, among other things, the forbearing parties agreed not to exercise any rights and remedies available to them under the indenture governing the Senior Notes or applicable credit agreement, as applicable, related to the missed interest payment during the Forbearance Periods. There are no assurances that we will be able to extend the Forbearance Periods or that our lenders or noteholders will not accelerate our indebtedness outstanding under the Senior Notes or our credit facilities after the expiration of the Forbearance Periods.
On March 15, 2021, WPG Inc. issued 3,306,692 shares of common stock to certain limited partners of WPG L.P. in exchange for an equal number of units pursuant to the WPG L.P. Partnership Agreement. This transaction increased WPG Inc.’s ownership interest in WPG L.P. to approximately 97.9% subsequent to the exchange.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit, per share and per unit amounts and where indicated as in millions or billions)

13.    Quarterly Financial Data (Unaudited)
Quarterly 2020 and 2019 data is summarized in the table below. Quarterly amounts may not sum to annual amounts due to rounding.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2020
Total revenue	$152,600	$98,764	$123,682	$149,372
Net income (loss)	$7,560	$(93,413)	$(48,061)	$(127,910)
Washington Prime Group Inc.:
Net income (loss) attributable to the Company	$6,883	$(78,542)	$(40,229)	$(107,898)
Net income (loss) attributable to common shareholders	$3,375	$(82,050)	$(43,737)	$(111,406)
Earnings (loss) per common share—basic and diluted	$0.16	$(3.88)	$(2.06)	$(5.24)
Washington Prime Group, L.P.:
Net income (loss) attributable to unitholders	$7,560	$(93,413)	$(48,061)	$(127,910)
Net income (loss) attributable to common unitholders	$3,992	$(96,981)	$(51,629)	$(131,541)
Earnings (loss) per common unit—basic and diluted	$0.16	$(3.88)	$(2.06)	$(5.24)
2019
Total revenue	$168,823	$161,434	$161,204	$170,023
Net (loss) income	$(2,563)	$(16,880)	$(1,665)	$23,868
Washington Prime Group Inc.:
Net (loss) income attributable to the Company	$(1,667)	$(13,754)	$(913)	$20,608
Net (loss) income attributable to common shareholders	$(5,175)	$(17,262)	$(4,421)	$17,100
(Loss) earnings per common share—basic and diluted	$(0.25)	$(0.82)	$(0.21)	$0.81
Washington Prime Group, L.P.:
Net (loss) income attributable to unitholders	$(2,563)	$(16,880)	$(1,665)	$23,868
Net (loss) income attributable to common unitholders	$(6,131)	$(20,448)	$(5,233)	$20,255
(Loss) earnings per common unit—basic and diluted	$(0.25)	$(0.82)	$(0.21)	$0.81

SCHEDULE III
Washington Prime Group Inc. and Washington Prime Group, L.P.
Real Estate and Accumulated Depreciation
December 31, 2020
(dollars in thousands)

			Initial Cost		Cost Capitalized Subsequent to Construction or Acquisition		Gross Amounts At Which Carried at Close of Period
Name	Location	Encumbrances(3)	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total(1)	Accumulated Depreciation(2)	Date of Construction or Acquisition
Enclosed Retail Properties
Anderson Mall	Anderson, SC	$17,156	$1,712	$15,227	$(748)	$13,791	$964	$29,018	$29,982	$26,050	1972
Ashland Town Center	Ashland, KY	35,045	13,462	68,367	(396)	7,127	13,066	75,494	88,560	18,035	2015
Bowie Town Center(5)	Bowie (Wash, D.C.), MD	—	2,479	60,322	236	10,566	2,715	70,888	73,603	43,558	2001
Boynton Beach Mall	Boynton Beach (Miami), FL	—	22,240	78,804	6,977	34,555	29,217	113,359	142,576	81,003	1996
Brunswick Square	East Brunswick (New York), NJ	68,259	8,436	55,838	—	35,539	8,436	91,377	99,813	62,862	1996
Charlottesville Fashion Square	Charlottesville, VA	45,068	—	54,738	—	9,119	—	63,857	63,857	47,289	1997
Chautauqua Mall	Lakewood, NY	—	3,116	9,641	(2,171)	13,140	945	22,781	23,726	18,353	1996
Chesapeake Square Theater	Chesapeake (VA Beach), VA	—	628	9,536	—	(738)	628	8,798	9,426	2,770	1996
Clay Terrace(5)	Carmel (Indianapolis), IN	—	39,030	115,207	43	15,526	39,073	130,733	169,806	31,112	2014
Cottonwood Mall	Albuquerque, NM	93,281	10,122	69,958	5,042	26,132	15,164	96,090	111,254	55,375	1996
Dayton Mall	Dayton, OH	77,711	10,899	160,723	(4,632)	(86,215)	6,267	74,508	80,775	32,759	2015
Edison Mall(4)	Fort Myers, FL	—	11,529	107,350	—	36,168	11,529	143,518	155,047	89,104	1997
Grand Central Mall	Parkersburg, WV	38,084	18,956	89,736	—	30,233	18,956	119,969	138,925	27,876	2015
Great Lakes Mall(4)	Mentor (Cleveland), OH	—	12,302	100,362	(121)	55,718	12,181	156,080	168,261	89,487	1996
Indian Mound Mall	Newark, OH	—	7,109	19,205	(5,294)	(8,494)	1,815	10,711	12,526	6,807	2015
Irving Mall(4)	Irving (Dallas), TX	—	6,737	17,479	2,533	45,433	9,270	62,912	72,182	46,642	1971
Jefferson Valley Mall(4)	Yorktown Heights (New York), NY	—	4,868	30,304	—	69,414	4,868	99,718	104,586	54,352	1983
Lima Mall	Lima, OH	—	7,659	35,338	—	19,968	7,659	55,306	62,965	36,082	1996
Lincolnwood Town Center	Lincolnwood (Chicago), IL	47,252	7,834	63,480	—	21,409	7,834	84,889	92,723	61,612	1990
Lindale Mall	Cedar Rapids, IA	—	14,106	58,286	(1,480)	14,989	12,626	73,275	85,901	30,168	1998
Longview Mall	Longview, TX	—	259	3,567	3,319	29,271	3,578	32,838	36,416	10,635	1978
Mall at Fairfield Commons, The	Beavercreek, OH	—	18,194	175,426	(687)	38,951	17,507	214,377	231,884	44,522	2015
Maplewood Mall	St. Paul (Minneapolis), MN	—	17,119	80,758	—	27,387	17,119	108,145	125,264	62,305	2002
Markland Mall	Kokomo, IN	—	—	7,568	2,803	32,001	2,803	39,569	42,372	14,639	1968
Melbourne Square	Melbourne, FL	—	15,762	55,891	2,831	38,535	18,593	94,426	113,019	59,787	1996
Mesa Mall(5)	Grand Junction, CO	—	12,784	80,639	(1,717)	13,543	11,067	94,182	105,249	36,322	1998
Morgantown Mall	Morgantown, WV	—	10,219	77,599	—	12,370	10,219	89,969	100,188	19,734	2015
Muncie Mall	Muncie, IN	33,071	172	5,776	48	29,184	220	34,960	35,180	25,916	1970

			Initial Cost		Cost Capitalized Subsequent to Construction or Acquisition		Gross Amounts At Which Carried at Close of Period
Name	Location	Encumbrances(3)	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total(1)	Accumulated Depreciation(2)	Date of Construction or Acquisition
New Towne Mall	New Philadelphia, OH	—	3,172	33,112	(2,063)	(9,818)	1,109	23,294	24,403	12,107	2015
Northtown Mall(5)	Blaine, MN	—	18,603	57,341	(676)	8,572	17,927	65,913	83,840	18,160	2015
Northwoods Mall	Peoria, IL	—	1,185	12,779	3,021	55,184	4,206	67,963	72,169	43,808	1983
Oak Court Mall	Memphis, TN	36,069	15,673	57,304	—	15,025	15,673	72,329	88,002	57,559	1997
Orange Park Mall(5)	Orange Park (Jacksonville), FL	—	12,998	65,121	(267)	49,679	12,731	114,800	127,531	77,975	1994
Outlet Collection® | Seattle, The(5)	Auburn (Seattle), WA	—	38,751	107,094	—	24,507	38,751	131,601	170,352	30,629	2015
Paddock Mall(5)	Ocala, FL	—	11,198	39,727	—	24,775	11,198	64,502	75,700	39,918	1996
Port Charlotte Town Center	Port Charlotte, FL	40,868	5,471	58,570	—	19,580	5,471	78,150	83,621	55,546	1996
Rolling Oaks Mall	San Antonio, TX	—	1,929	38,609	—	16,720	1,929	55,329	57,258	41,283	1988
Southern Hills Mall	Sioux City, IA	—	15,025	75,984	3,585	7,792	18,610	83,776	102,386	35,866	1998
Southern Park Mall	Youngstown, OH	—	16,982	77,767	(236)	45,011	16,746	122,778	139,524	76,394	1996
Southgate Mall	Missoula, MT	35,395	17,040	35,896	—	5,755	17,040	41,651	58,691	5,073	2018
Sunland Park Mall	El Paso, TX	—	2,896	28,900	(524)	7,017	2,372	35,917	38,289	30,397	1988
Town Center at Aurora®	Aurora (Denver), CO	50,750	9,959	56,832	9,975	73,040	19,934	129,872	149,806	90,463	1998
Waterford Lakes Town Center	Orlando, FL	175,876	8,679	72,836	—	31,412	8,679	104,248	112,927	65,700	1999
Weberstown Mall	Stockton, CA	65,000	9,909	92,589	—	5,485	9,909	98,074	107,983	21,114	2015
Westminster Mall	Westminster (Los Angeles), CA	75,110	43,464	84,709	(180)	44,403	43,284	129,112	172,396	76,629	1998
WestShore Plaza(5)	Tampa, FL	—	53,904	120,191	3,668	14,763	57,572	134,954	192,526	25,352	2015
Open Air Properties
Bloomingdale Court(5)	Bloomingdale (Chicago), IL	—	8,422	26,184	(551)	18,239	7,871	44,423	52,294	32,828	1987
Bowie Town Center Strip(5)	Bowie (Wash, D.C.), MD	—	231	4,597	—	1,026	231	5,623	5,854	3,131	2001
Canyon View Marketplace	Grand Junction, CO	5,020	1,370	9,570	—	770	1,370	10,340	11,710	1,737	2015
Chesapeake Center(5)	Chesapeake (Virginia Beach), VA	—	4,410	11,241	(40)	1,762	4,370	13,003	17,373	11,491	1996
Concord Mills Marketplace	Concord (Charlotte), NC	16,000	8,036	21,167	—	1,104	8,036	22,271	30,307	7,572	2007
Countryside Plaza(5)	Countryside (Chicago), IL	—	332	8,507	2,554	12,551	2,886	21,058	23,944	14,971	1977
Dare Centre	Kill Devil Hills, NC	—	—	5,702	—	3,012	—	8,714	8,714	5,074	2004
Empire East(5)	Sioux Falls, SD	—	3,350	10,552	—	5,907	3,350	16,459	19,809	4,830	1998
Fairfax Court	Fairfax (Wash, D.C.), VA	—	8,078	34,997	(647)	3,182	7,431	38,179	45,610	9,700	2014
Fairfield Town Center(5)	Houston, TX	—	4,745	5,044	3,940	64,993	8,685	70,037	78,722	8,223	2014
Forest Plaza	Rockford, IL	30,250	4,132	16,818	453	18,811	4,585	35,629	40,214	19,710	1985
Gaitway Plaza(5)	Ocala, FL	—	5,445	26,687	—	4,394	5,445	31,081	36,526	8,304	2014
Greenwood Plus(5)	Greenwood (Indianapolis), IN	—	1,129	1,792	(57)	4,970	1,072	6,762	7,834	5,066	1979
Henderson Square(5)	King of Prussia (Philadelphia), PA	—	4,223	15,124	—	1,517	4,223	16,641	20,864	8,399	2003
Keystone Shoppes(5)	Indianapolis, IN	—	—	4,232	2,118	5,479	2,118	9,711	11,829	4,993	1997
Lake Plaza(5)	Waukegan (Chicago), IL	—	2,487	6,420	(787)	1,891	1,700	8,311	10,011	6,464	1986
Lake View Plaza(5)	Orland Park (Chicago), IL	—	4,702	17,543	(89)	19,138	4,613	36,681	41,294	25,918	1986

			Initial Cost		Cost Capitalized Subsequent to Construction or Acquisition		Gross Amounts At Which Carried at Close of Period
Name	Location	Encumbrances(3)	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total(1)	Accumulated Depreciation(2)	Date of Construction or Acquisition
Lakeline Plaza	Cedar Park (Austin), TX	49,710	5,822	30,875	—	16,011	5,822	46,886	52,708	27,795	1998
Lima Center	Lima, OH	—	1,781	5,151	—	10,125	1,781	15,276	17,057	11,674	1996
Lincoln Crossing(5)	O'Fallon (St. Louis), IL	—	674	2,192	—	9,792	674	11,984	12,658	5,090	1990
MacGregor Village	Cary, NC	—	502	8,891	—	12,035	502	20,926	21,428	6,220	2004
Mall of Georgia Crossing	Buford (Atlanta), GA	21,131	9,506	32,892	—	5,118	9,506	38,010	47,516	22,501	1999
Markland Plaza(5)	Kokomo, IN	—	206	738	(5)	9,030	201	9,768	9,969	5,527	1974
Martinsville Plaza	Martinsville, VA	—	—	584	—	3,183	—	3,767	3,767	746	1967
Muncie Towne Plaza	Muncie, IN	10,550	267	10,509	86	4,459	353	14,968	15,321	9,419	1998
North Ridge Shopping Center	Raleigh, NC	11,229	385	12,826	—	8,080	385	20,906	21,291	8,980	2004
Northwood Plaza(5)	Fort Wayne, IN	—	148	1,414	—	4,038	148	5,452	5,600	3,682	1974
Plaza at Buckland Hills, The(5)	Manchester, CT	—	17,355	43,900	(281)	10,279	17,074	54,179	71,253	10,823	2014
Richardson Square(5)	Richardson (Dallas), TX	—	6,285	—	990	14,763	7,275	14,763	22,038	7,279	1996
Rockaway Commons(5)	Rockaway (New York), NJ	—	5,149	26,435	(117)	17,204	5,032	43,639	48,671	23,560	1998
Rockaway Town Plaza(5)	Rockaway (New York), NJ	—	—	18,698	2,225	5,592	2,225	24,290	26,515	11,792	2004
Royal Eagle Plaza	Coral Springs (Miami), FL	—	2,153	24,216	(152)	14,306	2,001	38,522	40,523	9,915	2014
Shops at North East Mall, The(5)	Hurst (Dallas), TX	—	12,541	28,177	402	8,558	12,943	36,735	49,678	26,261	1999
St. Charles Towne Plaza	Waldorf (Wash, D.C.), MD	—	8,216	18,993	(62)	10,990	8,154	29,983	38,137	20,143	1987
Tippecanoe Plaza	Lafayette, IN	—	—	745	234	5,892	234	6,637	6,871	4,641	1974
University Center(5)	Mishawaka, IN	—	2,119	8,365	—	5,493	2,119	13,858	15,977	11,057	1996
University Town Plaza	Pensacola, FL	—	6,009	26,945	(579)	2,473	5,430	29,418	34,848	11,488	2013
Village Park Plaza(5)	Carmel (Indianapolis), IN	—	19,565	51,873	(1,845)	2,557	17,720	54,430	72,150	18,438	2014
Washington Plaza	Indianapolis, IN	—	263	1,833	—	3,329	263	5,162	5,425	4,588	1996
West Town Corners	Altamonte Springs (Orlando), FL	—	6,821	24,603	(174)	8,607	6,647	33,210	39,857	9,299	2014
Westland Park Plaza	Orange Park (Jacksonville), FL	—	5,576	8,775	—	579	5,576	9,354	14,930	3,049	2014
White Oaks Plaza	Springfield, IL	26,490	3,169	14,267	63	10,899	3,232	25,166	28,398	15,504	1986
Whitehall Mall	Whitehall, PA	—	8,500	28,512	—	5,604	8,500	34,116	42,616	11,500	2014
Wolf Ranch(5)	Georgetown (Austin), TX	—	21,999	51,547	(186)	17,124	21,813	68,671	90,484	35,294	2005
Other Developments		—	—	—	—	15,730	—	15,730	15,730	—
		$1,104,375	$770,674	$3,532,619	$30,382	$1,434,120	$801,056	$4,966,739	$5,767,795	$2,453,805

Washington Prime Group Inc. and Washington Prime Group, L.P.
Notes to Schedule III
December 31, 2020
(dollars in thousands)

(1)    Reconciliation of Real Estate Properties:
The changes in real estate assets (which excludes furniture, fixtures and equipment) for the years ended December 31, 2020, 2019 and 2018 are as follows:

	2020	2019	2018
Balance, beginning of year	$5,798,217	$5,817,153	$5,715,996
Acquisitions	—	10,899	72,647
Improvements	172,897	178,669	143,123
Disposals*	(203,319)	(208,504)	(114,613)
Balance, end of year	$5,767,795	$5,798,217	$5,817,153
*Primarily represents properties that have been sold and fully depreciated assets which have been disposed. Further, includes impairment charges of $135,151, $35,256, and $0 for the years ended December 31, 2020, 2019 and 2018, respectively.
The following reconciles investment properties at cost per the consolidated balance sheet to the balance per Schedule III as of December 31, 2020:

2020
Investment properties at cost	$5,873,801
Less: furniture, fixtures and equipment	(106,006)
Total cost per Schedule III	$5,767,795
The unaudited aggregate cost for federal income tax purposes of real estate assets presented was $4,635,538 as of December 31, 2020.
(2)    Reconciliation of Accumulated Depreciation:
The changes in accumulated depreciation and amortization for the years ended December 31, 2020, 2019 and 2018 are as follows:

	2020	2019	2018
Balance, beginning of year	$2,320,417	$2,212,476	$2,076,948
Depreciation expense	193,902	226,696	205,724
Disposals	(60,514)	(118,755)	(70,196)
Balance, end of year	$2,453,805	$2,320,417	$2,212,476
The following reconciles accumulated depreciation per the consolidated balance sheet to the balance per Schedule III as of December 31, 2020:

2020
Accumulated depreciation	$2,539,745
Less: furniture, fixtures and equipment	(85,940)
Total accumulated depreciation per Schedule III	$2,453,805
Depreciation of our investment in buildings and improvements reflected in the consolidated statements of operations is generally calculated over the estimated original lives of the assets as noted below:
•Buildings and Improvements—typically 10-40 years for the structure, 15 years for landscaping and parking lot, and 10 years for HVAC equipment.
•Tenant Allowances and Improvements—shorter of lease term or useful life.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Notes to Schedule III (Continued)
December 31, 2020
(dollars in thousands)

(3)    Encumbrances represent face amount of mortgage debt and exclude any fair value adjustments and debt issuance costs.
(4)    Land is subject to a ground lease. See Note 6 - "Indebtedness" for additional details.
(5)    Property is temporarily collateralized by certain corporate debt instruments. See Note 6 - "Indebtedness" for additional details.