Form 10-K/A
period 2020-12-31
WASHINGTON PRIME GROUP INC.; Washington Prime Group, L.P.
filed 2021-04-30
CIK 1594686, 1610911

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
(I.R.S. Employer Identification No.)

180 East Broad Street, Columbus, Ohio 43215
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
Washington Prime Group Inc.: None
Washington Prime Group, L.P.: Units of limited partnership interest (331,910 units outstanding as of April 29, 2021)

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

Washington Prime Group Inc.	Large accelerated filer	☐	Accelerated filer	☒	Emerging growth company	☐
	Non-accelerated filer	☐	Smaller reporting company	☒

Washington Prime Group, L.P.	Large accelerated filer	☐	Accelerated filer	☐	Emerging growth company	☐
	Non-accelerated filer	☒	Smaller reporting company	☒

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

As of April 29, 2021, Washington Prime Group Inc. had 24,459,645 shares of common stock outstanding. Washington Prime Group, L.P. has no publicly traded equity and no common stock outstanding.

Documents Incorporated By Reference: None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Washington Prime Group Inc. (“WPG”) and Washington Prime Group, L.P. (“WPG L.P.”) Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “Form 10-K”), originally filed March 16, 2021 (the “Original Filing”). We are filing this Amendment to include the information required by Part III and not included in the Original Filing as well as other changes described below. Pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”), this information may be incorporated by reference into the Original Filing from WPG’s definitive proxy statement for its annual meeting of shareholders (“Proxy Statement”); provided, that such Proxy Statement is filed with the SEC no later than 120 days from the end of WPG’s fiscal year ended December 31, 2020. WPG’s Proxy Statement will not be filed with the SEC within this time period. Also, the cover page disclosure of WPG’s outstanding common shares and WPG L.P.’s outstanding limited partnership units has been updated from that disclosed on the cover page of the Original Filing to reflect the respective share and unit amounts outstanding as of the day prior to this Amendment’s filing date. Additionally, the “Smaller reporting company” box has been checked for WPG L.P. as it was not checked on the cover page of the Original Filing. Lastly, in connection with the filing of this Amendment and pursuant to the rules of the SEC, we are including with this Amendment new certifications of our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these new certifications. Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of its filing date and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing date of the Original Filing. The date of WPG’s 2021 Annual Meeting of Shareholders has yet to be determined or scheduled.

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

Name	Age(1)	Position(s) Held(1)
Robert J. Laikin	57	Chairman of the Board, Compensation Committee member, Governance and Nominating Committee member, and Strategic Alternatives Committee member
Sheryl G. von Blucher	59	Director, Audit Committee member and Sustainability Committee Chairperson
J. Taggart (“Tag”) Birge	50	Director, Compensation Committee member, Strategic Alternatives Committee member, Sustainability Committee member and Governance and Nominating Committee Chairperson
John F. Levy	65	Director, Audit Committee Chairperson, Governance and Nominating Committee member, and an Audit Committee Financial Expert
John J. Dillon III	61	Director, Strategic Alternatives Committee member, Compensation Committee Chairperson, Audit Committee member, and Sustainability Committee member
Louis G. Conforti	56	Chief Executive Officer and Director
Robert P. Demchak	50	Executive Vice President, General Counsel and Corporate Secretary
Stephan G. Gerber	59	Senior Vice President, Head of Property Management
Melissa A. Indest	57	Executive Vice President, Finance and Chief Accounting Officer
Joshua P. Lindimore	47	Executive Vice President, Head of Leasing
Mark E. Yale	55	Executive Vice President and Chief Financial Officer
(1)The age and position(s) listed are all as of the filing date of this Amendment.

Set forth below is biographical information concerning the members of the Board and Senior Executives as of the filing date of this Amendment. In addition to the biographical information presented, also included for each Board member is a listing of the particular skills, qualifications, experience, or attributes that led the Board to conclude that the respective director should serve as a member of the Board.

Robert J. Laikin serves as our Chairman of the Board.  Mr. Laikin became a director and was appointed as Lead Independent Director of the Company in May 2014. Mr. Laikin held the Lead Independent Director role until the position was eliminated by the Board in June 2016 at which time he became Chairman of the Board. Mr. Laikin is currently the managing member of L7 Investments LLC, a closely held company that invests primarily in multi-family apartments as well as single-purpose buildings, hotels, divestitures and single-family homes, and has held this position since January 2016. Additionally, Mr. Laikin is the Chief Executive Officer of Novus Capital Corporation II (“Novus”), a publicly-held special purpose acquisition company, and has held this position since November 2020. Mr. Laikin served as Executive Advisor to the CEO and Government Relations Executive of Ingram Micro Inc., a wholesale technology distributor and supply-chain management and mobile device lifecycle services company, from November 2012 to December 31, 2019. Mr. Laikin is member of the Board of Directors of Novus and AppHarvest, a developer and operator of large-scale, high-tech controlled environment indoor farms. Mr. Laikin also serves on the Board of Directors of Novus Capital Corporation, a publicly-held blank-check company, and has served on the board since Novus Capital Corporation’s inception in March 2020.

Skills and Qualifications: Mr. Laikin has an established track record of launching and building successful enterprises, with significant experience in the areas of executive leadership, retail, real estate, business strategy and corporate finance, banking, financing, accounting, corporate management, general business and global business operations, corporate governance, public company compliance, political/governmental matters, audit/compliance, entrepreneurism, real estate development, sales, charitable/philanthropic matters, marketing, risk management/insurance, legal, investor, media and public relations, negotiation and deal structure.

Sheryl G. von Blucher became a director of the Company on August 30, 2016. Ms. von Blucher currently works as a board member. Ms. von Blucher previously served as Chief Operations Officer and Board Director of Churchill Capital Corp, an information and analytics focused company, from August 2018 until its merger with Clarivate Analytics Plc, a global analytics company, in May 2019. Ms. von Blucher also served as Co-Chief Executive Officer of DTN LLC from January 2017 to July 2018. Prior to this, Ms. von Blucher served as an Advisor to the Chairman & CEO of IHS from 2007 through December 2017. Additionally, Ms. von Blucher served as a partner and managing director from 2014 to 2021 with the JMJS Group, a private equity partnership in the area of private equity portfolio management. Ms. von Blucher has over thirty years of experience in a variety of roles in the global integrated energy, technology services and software, and public and non-profit sectors. She has led strategic and portfolio planning, operations, and corporate finance and development for both domestic and international organizations. Ms. von Blucher currently serves on the Board of Directors of Clarivate Plc and Capital Canyon Club and Golf Development LLC. Ms. von Blucher holds a bachelor’s degree from Rice University and a master’s degree from Harvard University.

Skills and Qualifications: Ms. von Blucher has experience and expertise in the areas of risk management, insurance, finance, accounting, governmental matters, charitable/philanthropic, media/public relations, environmental, audit and compliance, corporate governance as well as substantial entrepreneurial skills, public company experience and overall general business and corporate management expertise.

J. Taggart (“Tag”) Birge became a director of the Company in May 2017. Mr. Birge has over twenty years of healthcare real estate development, leasing and sales experience. Mr. Birge currently serves as President and Principal of Cornerstone Companies, Inc. (“Cornerstone”), a healthcare real estate development, leasing, property management, consulting, and investment company, and has held this position since 2008. Prior to serving in this role with Cornerstone, Mr. Birge served from 2004 to 2006 as Senior Vice President of Healthcare at Lauth Property Group, an Indiana based commercial real estate development company. Additionally, in March 2008, Mr. Birge co-founded Birge & Held (“B&H”), national apartment real estate, private equity and investment firm, and has served as B&H’s Chief Executive Officer since 2008. From 1997 to 2004, Mr. Birge practiced real estate law with the law firm of Bose McKinney & Evans, LLP in its Indianapolis, Indiana office. Mr. Birge’s practice focused on representing private real estate developers with office and medical sales and development across the United States. Mr. Birge graduated cum laude from Indiana University with a Bachelor of Arts in Political Science and holds a Juris Doctorate from the University of Virginia. Mr. Birge has served as a member of the Board of Directors of Bowen Engineering since 2002, the Board of Directors of the Tindley School since 2015, and the Board of Directors of the Indiana Sports Corp. since 2004.

Skills and Qualifications: Mr. Birge has experience in real estate, sales and real estate development along with substantial entrepreneurial and general business skills as well as legal expertise.

John F. Levy became a director of the Company on June 20, 2016. Mr. Levy currently serves as the Chief Executive Officer and principal consultant for Board Advisory, a consulting firm established to assist public companies, or companies aspiring to be public with corporate governance, corporate compliance, ethics, financial reporting and financial strategies. He has held this role since May 2005. .  Mr. Levy previously served as Chief Executive Officer of Sticky Fingers Restaurant, LLC (“Sticky Fingers”), a South Carolina based barbeque restaurant chain, from September 2019 to May 1, 2020. Additionally, Mr. Levy previously served as a business consultant with Sticky Fingers from February 2019 to August 2019. Mr. Levy is a recognized corporate governance and financial reporting expert with over 30 years of progressive financial, accounting and business experience; including nine years in public accounting with three national accounting firms in addition to having served as Chief Financial Officer of both public and private companies for over 13 years. In addition to his service on the Board, Mr. Levy currently serves on the board of directors of two other public companies: Applied Minerals, Inc. (since January 2008), a mine owner that extracts, processes, markets halloysite clay and iron oxide for sale to a range of end markets, and Happiness Biotech Group Limited (since October 2019), a Chinese-based nutraceutical and dietary supplements company. Mr. Levy also served on the board of directors of Takung Art Co. Ltd., an electronic online platform operator for artists, art dealers and art investors to offer and trade in ownership units over valuable artwork, until June 2019; and China Commercial Credit, Inc., a financial services firm operating in China, until December 2016. Mr. Levy also served as a board member and program chair for the New Jersey Chapter of the National Association of Corporate Directors (“NACD”) from October 2007 to June 2012. Mr. Levy is a frequent speaker on the roles and responsibilities of board members and audit committee members. He has authored and presented numerous courses on finance, management and governance to state accounting societies including THE 21ST CENTURY DIRECTOR: Ethical and Legal Responsibilities of Board Members. Mr. Levy is a Certified Public Accountant with several years of experience. Mr. Levy is a graduate of the Wharton School of the University of Pennsylvania, and received his MBA from St. Joseph's University in Philadelphia. Mr. Levy has completed the NACD’s Board Leadership Fellow program of study.

Skills and Qualifications: Mr. Levy has general business, finance, accounting, corporate governance, public company, banking, retail, financing, audit, compliance, entrepreneurial, and general corporate management experience.

John J. Dillon III became a director of the Company on June 20, 2016. Mr. Dillon is currently serving as Managing Director at NFP Corp. (“NFP”), a broker and insurance consulting firm specializing in securing property and casualty insurance and employee benefits coverage for large corporations and institutions. Mr. Dillon has held this position since January 2017. Additionally, Mr. Dillon served as President of City Securities Insurance, LLC (“CSI”), a provider of investment banking services, and served on its board of directors from January 2010 until January 2017 when NFP acquired CSI. Mr. Dillon also serves on the Butler University School of Insurance Board and has held this position since 2012. Mr. Dillon is a graduate of DePauw University with a Bachelor of Arts in Economics.

Skills and Qualifications: Mr. Dillon has experience and expertise in the areas of retail business, real estate, risk management, insurance, finance, accounting, corporate governance, public company operations, banking, finance, politics and governmental relations, audit, compliance, charitable and philanthropic matters, real estate development, entrepreneurism, sales, media/public relations, corporate management, and general management.

Louis G. Conforti became a director of the Company on May 27, 2014 and served as our Interim Chief Executive Officer from June 20, 2016 until October 6, 2016 when he became our Chief Executive Officer. Prior to joining the Company in his current position, Mr. Conforti served as Principal/Executive Director of Colony Capital, Inc. as the Global Head of Strategy as well as focusing on publicly traded investing from April 2014 until June 20, 2016.

Skills and Qualifications: Mr. Conforti has substantial real estate industry experience, with strong skills in real estate investments, executive management, corporate finance, capital markets, financial statement and accounting matters and other public company matters.

Robert P. Demchak became the Company’s Executive Vice President, General Counsel and Corporate Secretary on June 16, 2016. In his current role, Mr. Demchak oversees all of WPG’s legal, compliance, and corporate governance matters. Previously, Mr. Demchak served as our Executive Vice President, Assistant General Counsel and Assistant Secretary from October 2015 until assuming his current role. Additionally, Mr. Demchak served as General Counsel and Secretary of the Company from May 2014 until October 2015. Mr. Demchak has a Bachelor of Arts degree from the State University of New York at Albany and a Juris Doctorate from St. John’s University School of Law.

Stephan G. Gerber has served as Senior Vice President, Head of Property Management of the Company since May 2018. Previously, Mr. Gerber was the Company’s Vice President, Regional Director of Property Management from January 2015 to May 2018. In his current role, Mr. Gerber leads the Property Management department for the Company where he is responsible for all aspects of property management and operations functions and is actively involved in strategic initiatives at the property level, including the rollout of the Company’s ‘Goodwill Ambassador’ initiative in 2018 and WPG Cares programming in 2020. Additionally, he supports innovation initiatives and the Company’s collaborations. Mr. Gerber is currently involved in numerous philanthropic and community endeavors including Pelotonia, a grass-roots annual bike tour that funds cancer research at The Ohio State University Comprehensive Cancer Center - Arthur G. James Cancer Hospital and Solove Research Institute. Mr. Gerber has served as captain of the Company’s Pelotonia team since 2016. Mr. Gerber is also a Class One certified high school baseball umpire and football referee.

Melissa A. Indest became our Executive Vice President, Finance and Chief Accounting Officer on February 12, 2019. She had previously served as our Senior Vice President, Finance and Chief Accounting Officer from January 2015 until promoted to her current position. In her current role, she oversees all operations of the Company’s accounting and finance departments, including external financial reporting, tax reporting, lease accounting and credit, as well as the Company’s investor relations and corporate communications functions. She serves on the Board of Directors for Lifeline of Ohio Organ Procurement, Inc. (“LOOP”), a nonprofit organization, and is a member of the Board of Directors of the Network for Life, an affiliated organization of LOOP. She received her Bachelor of Science degree from the University of Akron.

Joshua P. Lindimore currently serves as the Company’s Executive Vice President, Head of Leasing and has held this position since May 2019. Previously, Mr. Lindimore served as the Company’s Senior Vice President, Head of Leasing from October 2017 to May 2019 and as Senior Vice President, Leasing from January 2015 to October 2017. In his current role, Mr. Lindimore manages the Company’s leasing function and leads the leasing operations and strategy for the Company’s national portfolio of enclosed, open air and joint venture properties, in addition to managing and mentoring other key members of the Company’s leasing team. Mr. Lindimore holds a Bachelor of Arts degree from Ohio University. Mr. Lindimore is a member of the International Council of Shopping Centers.

Mark E. Yale is Executive Vice President and Chief Financial Officer of the Company and has served in this capacity since January 15, 2015. In this position, Mr. Yale is responsible for the Company’s financial management and reporting. Also, he directly oversees accounting, finance, tax, internal audit, and information services for the Company. Mr. Yale holds a Bachelor of Science from the University of Richmond. He is a member of the board of directors for the Wexner Heritage Village.

Family Relationships

As of the date of this Amendment, there are no familial relationships between any of our directors and Senior Executives.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires our Senior Executives and directors, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC reports of ownership of our securities and changes in reported ownership. Officers, directors and greater than 10% shareholders are required by SEC rules to furnish us with copies of all Section 16(a) reports they file. Based solely on a review of the reports furnished to us, or written representations from reporting persons that all reportable transactions were reported, we believe that all Section 16 filing requirements for WPG’s incumbent directors and Senior Executives (including any directors who served during 2020) were complied with on a timely basis during our fiscal year ended December 31, 2020.

Governance Principles

The Board has adopted a set of Governance Principles to assist it in guiding our corporate governance practices. The Governance Principles are from time-to-time re‑evaluated by the Governance and Nominating Committee in light of changing circumstances in order to continue serving our best interests and the best interests of our shareholders. Our Governance Principles are available on the Corporate Governance page of the Investor Relations section of our website at www.washingtonprime.com, or by requesting a copy in print, without charge, by contacting our Corporate Secretary at 180 East Broad Street, Columbus, Ohio 43215.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics, which we refer to herein as the code of conduct, that requires all business activities of the Company to be conducted in compliance with all applicable laws, regulations and ethical principles and values. All of our directors, officers and employees are required to read, understand and abide by the requirements of the code of conduct.

The code of conduct is accessible on the Corporate Governance page of the Investors section of our website at www.washingtonprime.com. Any amendment to, or waiver from, a provision of the code of conduct may be granted only by an employee’s immediate supervisor and only after advance notice to, and consultation with, the Company’s General Counsel, or in those instances required by the code of conduct, the Chief Executive Officer of the Company. Waivers involving any of our executive officers or directors may be made only by the Audit Committee, and all waivers granted to executive officers and directors will be disclosed to our shareholders as required under applicable law and regulations. Our General Counsel, who is responsible for overseeing, administering, and monitoring the code of conduct, reports to the Chief Executive Officer with respect to all matters relating to the code of conduct.

Procedures by Which Shareholders May Recommend Nominees For Director

WPG last disclosed the procedures and process by which shareholders may recommend nominees for director in its proxy statement for its 2020 annual meeting of shareholders and since that filing there have been no material changes to these procedures or processes.

Audit Committee

The Board has a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee assists the Board in monitoring the integrity of our financial statements, the qualifications, independence and performance of our independent registered public accounting firm, the performance of our internal audit function and our compliance with legal and regulatory requirements. The charter of the Audit Committee is available on the Corporate Governance page of the Investors section of our website at www.washingtonprime.com, or by requesting a copy, in print, without charge by contacting our Corporate Secretary at 180 East Broad Street, Columbus, Ohio 43215. As of the date of this Amendment, the Audit Committee is comprised of Messrs. Dillon, Levy and Ms. von Blucher. The Board has determined that each of Messrs. Dillon, Levy and Ms. von Blucher is financially literate under New York Stock Exchange (“NYSE”) rules and that Mr. Levy qualifies as an “audit committee financial expert” as defined by SEC rules and served in that role for all of 2020.

Item 11.    Executive Compensation

Summary Compensation Table & Other Supporting Tables

The following tables and accompanying footnotes set forth certain information with respect to the cash and other compensation paid or accrued by the Company for our Chief Executive Officer (“CEO”) and two other most highly compensated Senior Executives, referred herein to as the Named Executives, for fiscal years ended December 31, 2020 and December 31, 2019. All values stated are rounded to the nearest dollar.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Stock Awards(1) ($)	Non-Equity Incentive Plan Compensation(2) ($)	All Other Compensation ($)	Total(6) ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)
Louis G. Conforti	2020	$825,577	$2,583,014	$876,202	$25,685 (3)	$4,310,478
CEO and Director	2019	$900,000	$5,627,500	$590,625	$24,449	$7,142,574
Mark E. Yale	2020	$482,538	$516,625	$415,790	$28,206 (4)	$1,443,159
Executive Vice President and Chief Financial Officer	2019	$512,500	$558,925	$280,273	$27,166	$1,378,864
Robert P. Demchak	2020	$376,616	$430,496	$389,423	$12,366 (5)	$1,208,901
Executive Vice President, General Counsel and Corporate Secretary	2019	$400,000	$465,776	$262,500	$11,830	$1,140,106

(1)
With respect to fiscal year 2020, the values represented for the applicable Named Executive are the aggregate grant date fair value computed in accordance with the FASB Accounting Standards Codification (“ASC”) Topic 718, Compensation – Stock Compensation (“FASB ASC Topic 718”) for the fiscal year 2020 annual equity awards (“2020 Annual Awards”). The grant date fair values for the 2020 Annual Awards are, with respect to the allocated performance share units (“PSUs”), based on the probable outcome of the performance conditions of the PSUs on the grant date (maximum achievement) for financial statement reporting purposes under FASB ASC Topic 718 and consistent with the estimate of aggregate compensation cost to be recognized over the service period determined as of the grant date under FASB ASC Topic 718, excluding the effect of estimated or actual forfeitures. The assumptions used in determining the listed valuations are provided in Part IV of the Original Filing of the Form 10-K in Item 15 entitled “Exhibits and Financial Statement Schedules” in note 8 of the notes to consolidated financial statements.

(2)	The listed amounts for fiscal year 2020 represent cash bonus awards received by the respective Named Executive pursuant to the terms of the 2020 Executive Bonus Plan (the “Bonus Plan”).

(3)
The listed amount represents the following: (a) $1,806 in life insurance premiums paid by WPG, (b) $11,400 in matching contributions made or credited by WPG for fiscal year 2020 under the Washington Prime Group Retirement Savings Plan (the “WPG Savings Plan”) for Mr. Conforti’s benefit and (c) $12,479 that represents Mr. Conforti’s personal use of a WPG provided vehicle.

(4)
The listed amount represents the following: (a) $1,806 in life insurance premiums paid by WPG, (b) $15,000 paid by WPG to Mr. Yale during fiscal year 2020 as reimbursement, per the terms of Mr. Yale’s employment agreement (the “Yale Agreement”), for premiums paid by Mr. Yale during 2020 for disability and life insurance covering him and (c) $11,400 in matching contributions made or credited by WPG for fiscal year 2020 under the WPG Savings Plan for Mr. Yale’s benefit.

(5)
The listed amount represents the following: (a) $966 in life insurance premiums paid by WPG and (b) $11,400 in matching contributions made or credited by WPG for fiscal year 2020 under the WPG Savings Plan for Mr. Demchak’s benefit.

(6)	For each Named Executive, the amount listed represents the aggregate total of the amounts listed in columns (c) through (f).

Narrative to Summary Compensation Table

Executive Employment Agreements and Other Arrangements

The primary elements of our executive compensation program for fiscal year 2020 are salary, equity compensation, bonus/incentive compensation, and severance/change in control arrangements. These arrangements are governed by the employment agreements we had with the Named Executives during 2020. The employment arrangements for each of the Named Executives were entered into at different times and under different circumstances.

Employment Agreement for Mr. Louis G. Conforti

Mr. Conforti’s employment by WPG is pursuant to an Amended and Restated Employment Agreement between Mr. Conforti and WPG, dated October 6, 2016, which was amended on August 2, 2019 (the “Conforti Agreement”). The Conforti Agreement provides that Mr. Conforti will serve as the Company’s CEO for a term ending on August 2, 2024 (the “Employment Period”) unless the Employment Period is earlier terminated pursuant to the Conforti Agreement’s terms. Provided there is not an early termination of the Conforti Agreement, on August 2, 2024 and each annual anniversary of such date thereafter (such date and each annual anniversary thereof, a “Renewal Date”), the Employment Period shall automatically extend so as to terminate one year from such Renewal Date unless, at least 120 days prior to the Renewal Date, either party to the Conforti Agreement gives written notice to the other that the Employment Period shall not be so extended. The Conforti Agreement describes, among other things, Mr. Conforti’s salary, cash incentive, equity, severance, and change in control compensation. The Conforti Agreement retains Mr. Conforti’s annual base salary at Nine Hundred Thousand Dollars ($900,000) subject to review by the Board’s Compensation Committee for adjustment at least annually (“Conforti Base Salary”). Additionally, the Conforti Agreement provides that Mr. Conforti is eligible for an annual cash bonus pursuant to the terms of the Company’s annual cash incentive plan as in effect from time to time. Under the Conforti Agreement, Mr. Conforti’s target annual bonus shall be 150% of the Conforti Base Salary (“Bonus Target”) with the actual bonus payment ranging from 0% to up to 200% of the Bonus Target based upon the level of achievement of performance goals established under the respective bonus plan at the discretion of the Compensation Committee. The terms of the Conforti Agreement relating to the performance bonus are satisfied by the terms, conditions and operation of the Bonus Plan. With respect to annual equity compensation awarded to Mr. Conforti, Mr. Conforti is eligible to receive restricted stock units (“RSUs”), PSUs or other equity-based long term incentives as deemed appropriate by the Compensation Committee considering competitive market compensation opportunities, Mr. Conforti’s performance and other relevant factors the Compensation Committee deems appropriate. The Conforti Agreement also provided for Mr. Conforti’s special equity award made in August 2019 (the “CEO Special Award”) in connection with its execution. The terms of the Conforti Agreement that address severance and change in control compensation require that, if during the Employment Period (including any renewals thereof): (a) the Company terminates Mr. Conforti’s employment for cause (as defined in the Conforti Agreement), for any reason other than cause, or as a result of Mr. Conforti’s death or disability (as defined in the Conforti Agreement); or (b) Mr. Conforti terminates his employment for good reason (as defined in the Conforti Agreement) or without good reason, then the Company shall pay to Mr. Conforti (or his estate) certain cash payments and provide other specified benefits. Lastly, in the event of a change in control (as defined in the Conforti Agreement) of the Company, the Conforti Agreement permits the accelerated vesting of certain equity awards held by or earned by Mr. Conforti subject to the satisfaction of certain conditions and, in the event that Mr. Conforti’s employment is terminated upon or within two years following a change in control, then the Company shall pay and provide to Mr. Conforti, as applicable, certain cash payments and specified benefits. The material terms of Mr. Conforti’s severance and change in control compensation and benefits under the Conforti Agreement is explained more fully in the section of this Amendment entitled “Potential Payments upon Termination or Change in Control.”

Employment Agreements for Messrs. Mark E. Yale and Robert P. Demchak

The amended and restated employment agreements for Messrs. Yale and Demchak describe the annual base salary, cash incentive, equity, severance, and change in control compensation for each. Generally, the agreements are comparable in terms of structure and scope with the principal differences being the specific terms for the aforementioned elements of compensation for each executive. Under the Yale Agreement, he is to serve as the Executive Vice President and Chief Financial Officer of the Company for a term that ended on December 31, 2020. Similarly, Mr. Demchak’s employment agreement provides an initial term of employment for him to serve as Executive Vice President, General Counsel and Corporate Secretary of the Company that ended on December 31, 2020. The renewal terms of each of these agreements have commenced and each agreement shall automatically renew on each December 31st for another one year period unless either party provides written notice of non-renewal by or before 120 days prior to the renewal date. If no such notice is given, the employment period shall be extended for another one year period.

The annual base salaries for Messrs. Yale and Demchak are initially set and then each is subject to review by the Compensation Committee for adjustment at least annually. Each executive was eligible for an annual cash bonus in 2020, and each year thereafter, during the employment period pursuant to the terms of the Company’s annual cash incentive plan as in effect from time to time. Mr. Yale’s target annual bonus shall be 125% of his base salary and Mr. Demchak’s target annual bonus shall be 150% of his base salary. The actual bonus payment in the case of each executive may range from 0% to up to 200% of the target bonus based upon the level of achievement of performance goals established under the cash incentive plan in place and, under certain circumstances, subject to the discretion of the Compensation Committee. Similar to Mr. Conforti’s arrangement, the terms of the Yale Agreement and Mr. Demchak’s agreement regarding bonus compensation are satisfied by the terms, conditions and operation of the Bonus Plan.

With respect to equity compensation, under the Yale Agreement and Mr. Demchak’s agreement, both executives, respectively, are eligible to receive RSUs, PSUs or other equity-based long term incentives as deemed appropriate by the Compensation Committee considering competitive market compensation opportunities, individual performance and other relevant factors the Compensation Committee deems appropriate. With respect to severance and change in control compensation, the terms of the Yale Agreement and the agreement for Mr. Demchak are comparable to the terms of the Conforti Agreement and are more fully discussed in the section of this Amendment entitled “Potential Payments upon Termination or Change in Control.”

Fiscal Year 2020 Salary Modifications

In April 2020, the Company, as part of measures to reduce overall Company expenses in response to the novel coronavirus (COVID-19) global pandemic, executed letter agreements (the “Amendments”) that amended the respective employment agreements of the Company’s executive officers, including each of the Named Executives, to temporarily reduce the fiscal year 2020 annual base salaries of such officers. The Named Executives’ base salaries were modified as follows: (i) Mr. Conforti’s base salary was reduced by 25% from $900,000 to $675,000; (ii) Mr. Yale’s annual base salary was reduced by 20% from $512,500 to $410,000; and (iii) Mr. Demchak’s annual base salary was reduced by 20% from $400,000 to $320,000. The salary reductions under the Amendments were effective until the end of the Company’s 2020 third fiscal quarter at which time the base salary for the respective executive officer, including each Named Executive, automatically reverted back to the annual rate of base salary in effect prior to the salary modification.

Other Benefits

Our senior executive officers are entitled to participate in our retirement plan, group medical insurance plan, short-term and long-term disability plan and other benefits on the same basis as other salaried employees. The WPG Savings Plan is our tax-qualified retirement plan or 401(k) plan. The WPG Savings Plan currently has a feature that permits the Company to partially match employee contributions, including contributions made by executive officers including each of the Named Executives (the “Match Feature”). During 2020, under the Match Feature, the Company matched 100% of the first 3% of salary deferrals that an employee contributed to the WPG Savings Plan and 50% of the next 2% of salary deferrals that an employee contributed to the WPG Savings Plan. Compensation related to the Match Feature for the Named Executives is included in the amounts reported in column (f) of the Summary Compensation Table.  During 2020, for Named Executives who were participants in the WPG Savings Plan, we provided matching contributions via the Match Feature of up to $11,400 per person. Additionally, during 2020, WPG paid life insurance premiums for life insurance for the benefit of the Named Executives ranging from $966 to $1,806. Moreover, Mr. Yale, per the terms of the Yale Agreement and as included in column (f) for Mr. Yale, received $15,000 from the Company during fiscal year 2020 as reimbursement for premiums paid by him during 2020 for disability and life insurance policies covering him.

Cash Bonus Targets for 2020 Named Executive Officers

As shown by the table below, each Named Executive participant in the Bonus Plan has a target bonus opportunity equal to a percentage of base salary. Dollar amounts are rounded to the nearest dollar.

Named Executive	Target Bonus (% of Salary)	Target Bonus Payout Amount*
Mr. Conforti	150%	$1,401,923
Mr. Yale	125%	$665,264
Mr. Demchak	150%	$623,077

*
The Total Bonus Payout Amount was calculated using the aggregate salary compensation actually paid to the respective Named Executive during the course of fiscal year 2020 without accounting for the effect of the COVID-19 salary reductions implemented in April 2020.

Performance Measures and Weightings

The Bonus Plan is funded if a specified threshold level of our Funds From Operations (“FFO”) per diluted WPG common share of beneficial interest, $0.0001 par value per share (a “Common Share” or, collectively, the “Common Shares” or “Common Stock”), as adjusted and described in more detail below, is achieved by WPG for fiscal year 2020.

Under the Bonus Plan, performance is measured in three categories with the following weightings for each Bonus Plan participant:

Measure	Weighting
FFO Component	75% of Target Bonus Payout Amount
Strategic Objectives Component	12.5% of Target Bonus Payout Amount
Individual Objectives Component	12.5% of Target Bonus Payout Amount

The Compensation Committee used its discretion to pay out the FFO Component of the cash bonus at 50% of target. The Compensation Committee determined that each of the Named Executives each achieved 100% of their respective individual goals and the Company achieved 100% of its strategic goals set by the Compensation Committee. The final total payouts of the Bonus Plan for fiscal year 2020 are set forth in column (e) of the Summary Compensation Table above.

Equity Compensation for Fiscal Year 2020

In 2020, equity awards were granted to the Named Executives in the form of one half PSUs and one half RSUs. The PSUs are earned from 0% -150% of the target number of PSUs awarded based on the Company’s relative total shareholder return (“TSR”) versus a predetermined retail REIT peer group over a three-year performance period. No PSUs or other performance equity awards were earned based on the Company’s TSR for fiscal year 2020. The previously awarded time based RSU equity grants continued to vest.

OUTSTANDING EQUITY AWARDS AT
FISCAL YEAR-END 2020

The following table and accompanying footnotes set forth certain information concerning unvested RSUs and allocated yet unearned PSUs for each Named Executive that are outstanding or allocated as of December 31, 2020. All monetary values are rounded to the nearest dollar and, to the extent appropriate or necessary, all share or unit amounts are rounded to the nearest whole share or unit. None of the Named Executives has transferred any of the awards that are reported in the table below.

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#) (a)	Market Value of Shares or Units of Stock That Have Not Vested(1) ($) (b)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested(2) (#) (c)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested(3) ($) (d)
Mr. Conforti	152,338 (4)	$991,720	86,620	$563,896
Mr. Yale	19,504 (5)	$126,971	6,268	$40,805
Mr. Demchak	16,254 (6)	$105,814	5,223	$34,002

(1)
The listed amounts represents the aggregate market value of the unvested securities listed in column (a) as computed by multiplying the Common Shares’ closing market price of $6.51 per share as listed on the NYSE as of December 31, 2020 by the number of unvested securities listed in the adjacent column (a).

(2)
The listed amounts for the Named Executives represent payouts at the threshold level (25% of target PSUs) of performance for the PSUs granted as part of the 2020 Annual Awards and as part of the annual equity awards in fiscal years 2018 and 2019 as performance for each of these awards as of the end of fiscal year 2020 did not exceed threshold. The metric used for measuring performance for these awards is our relative TSR. For the CEO Special Award, the payout for the PSU portion of that award is also reported at threshold as the performance for this award as of the end of fiscal year 2020 did not exceed the threshold level of performance. The metric used for measuring performance for the CEO Special Award is our annualized TSR. With respect to the 2020 Annual Awards, the threshold level of performance for the Named Executives would be 17,289 PSUs for Mr. Conforti, 3,458 PSUs for Mr. Yale and 2,881 PSUs for Mr. Demchak. With respect to the 2019 annual equity awards (the “2019 Annual Awards”), the threshold level of performance for the Named Executives would be 6,944 PSUs for Mr. Conforti, 1,444 PSUs for Mr. Yale and 1,204 PSUs for Mr. Demchak. With respect to the 2018 annual equity awards (the “2018 Annual Awards”), the threshold level of performance for the Named Executives would be 6,831 PSUs for Mr. Conforti, 1,366 PSUs for Mr. Yale and 1,138 PSUs for Mr. Demchak. Mr. Conforti’s total also includes 55,556 PSUs that would constitute the payout for the threshold level (100% of allocated PSUs) of performance for the PSU component of the CEO Special Award. The reported amount in column (d) for each of the Named Executives is the sum of the dollar value of the estimated payout for threshold performance for the PSUs allocated as part of 2020 Annual Awards, 2019 Annual Awards, 2018 Annual Awards and, with respect to Mr. Conforti, threshold performance for the PSU component of the CEO Special Award. The performance period of the 2018 Annual Awards ended on February 20, 2021.

(3)
Listed amounts represent the aggregate market value of PSUs listed in column (c). The listed value was computed by multiplying the Common Shares’ closing market price of $6.51 listed on the NYSE as of December 31, 2020 by the number of PSUs listed in the adjacent column.

(4)
Total represents unvested RSUs held by Mr. Conforti as follows: (a) 46,104 unvested RSUs that shall vest in installments on February 25, 2022 and February 25, 2023; (b) 9,258 unvested RSUs that shall vest on February 20, 2022; and (c) 55,556 unvested RSUs that shall vest in three installments on August 2, 2022, August 2, 2023 and August 2, 2024. Also includes 23,053 unvested RSUs that vested on February 25, 2021 and 18,367 unvested RSUs that vested on February 20, 2021. Each unvested RSU represents a contingent right to receive one share of Common Stock. All vesting of the aforementioned securities is subject to Mr. Conforti’s continued employment with the Company on the applicable vesting date.

(5)
Total represents unvested RSUs held by Mr. Yale. 11,146 of Mr. Yale’s unvested RSUs vest in installments in the future as follows: (a) 1,925 unvested RSUs shall vest on February 20, 2022 and (b) 9,221 unvested RSUs shall vest in installments on February 25, 2022 and February 25, 2023. 3,747 of Mr. Yale’s unvested RSUs vested on February 20, 2021 and another 4,611 unvested RSUs vested on February 25, 2021. Each unvested RSU represents a contingent right to receive one share of Common Stock. All vesting of the aforementioned securities is subject to Mr. Yale’s continued employment on the applicable vesting date.

(6)
Total represents unvested RSUs held by Mr. Demchak. 16,254 of Mr. Demchak’s unvested RSUs vest as follows: (a) 3,123 unvested RSUs vested on February 20, 2021, (b) 3,842 unvested RSUs vested on February 25, 2021, (c) 1,605 unvested RSUs shall vest on February 20, 2022, and (d) 7,684 unvested RSUs shall vest in equal installments on February 25, 2022 and February 25, 2023. Each unvested RSU represents a contingent right to receive one share of Common Stock. All vesting of the aforementioned securities is subject to Mr. Demchak’s continued employment on the applicable vesting date.

Potential Payments upon Termination or Change in Control

The arrangements we have with our Named Executives for severance payments and benefits following a change in control, termination of employment, or a change in control in connection with or that precedes a qualifying termination are memorialized in the respective Named Executive’s employment agreement. In this section, we will set forth the material terms of the respective employment agreement that govern these payments.

i.	Payment and benefits upon termination for any reason other than cause or by a Named Executive for good reason

The termination and severance benefits disclosed in this section for the Named Executives are included in their respective employment agreements and remain enforceable for the term of the respective employment agreement, including any extensions. The change in control severance benefits under the employment agreements of the Named Executives are structured as “double trigger” benefits. In other words, change in control does not itself trigger the severance benefits; rather, the change in control severance benefits discussed herein only become payable in the event of a termination of employment upon or within two (2) years after a change in control.

Under the employment agreements for the Named Executives (collectively, the “Employment Agreements” and each, singly, an “Employment Agreement”), if during the respective employment period under one or more of the Employment Agreements, the Company terminates the employment of a Named Executive for a reason other than cause or the Named Executive terminates employment for good reason (defined below), then the Company shall pay and provide to the terminated Named Executive a lump sum cash payment within thirty (30) days after the date of termination (defined below) that consists of: (1) the Named Executive’s unpaid annual base salary and vacation pay, (2) accrued and unpaid annual bonus or incentive compensation for the fiscal year immediately preceding the fiscal year in which the date of termination occurs, and (3) any unreimbursed business expenses (the sum of the amounts described in clauses (1) through (3) shall be referred to herein as the “Accrued Obligations”). Furthermore, subject to the terminated Named Executive’s continued compliance with the restrictive covenants regarding non-competition, non-solicitation, confidentiality and non-disparagement in the applicable Employment Agreement (the “Covenants”) and timely delivery (and non-revocation) of an executed release of claims against the Company, its affiliates and certain agents (a “Release”), the Company will further pay or provide the following to the terminated Named Executive:

a)
payment in installments in accordance with the Company’s normal payroll practices of an amount equal to two (2) times the sum of: (I) the respective Named Executive’s annual base salary and (II) target bonus opportunity (“Target Bonus Payout Amount”) in effect for the year in which the date of termination occurs (all such payments, as applicable, for each Named Executive, a “Cash Severance Payment”);

b)
to the extent permitted by the Company’s group health insurance carrier, subject to the Named Executive making a timely election to receive coverage provided to former employees under Consolidated Omnibus Budget Reconciliation Act of 1985 (“COBRA”), and as would not cause the Company to incur tax or other penalties, the Company shall pay in installments to the terminated Named Executive an after-tax amount equal to the monthly amount of the COBRA continuation coverage premium under the Company’s group medical plans as in effect from time to time, for eighteen (18) months following the date of termination, in accordance with the Company’s normal payroll practices (the “Post-Employment Health Care Benefits”);

c)
full accelerated vesting of any outstanding time-based equity awards, such as RSUs, and the waiver of any service-based vesting conditions on any other outstanding equity-based or long-term performance awards; or, in the case of RSUs related to the CEO Special Award, accelerated vesting of a pro-rata portion of such RSUs equal to the total number of RSUs scheduled to vest on each vesting date of such award, multiplied by a fraction, the numerator of which is the number of days Mr. Conforti was employed with the Company from the grant date through the date of termination and the denominator of which is the number of days from the grant date through such vesting date (the “Time-Based Award Vesting Benefits”);

d)
with respect to any outstanding PSUs or other performance-based awards, except for the PSUs related to the CEO Special Award, such awards shall be vested based on actual performance over the applicable performance period without regard to any applicable service vesting condition; or for the PSUs related to the CEO Special Award, the applicable performance period shall be deemed to have ended on the applicable date of termination and the attainment of the performance goals calculated by reference to performance as of Mr. Conforti’s date of termination and the vesting of a pro-rata portion of the earned PSUs scheduled to vest on each vesting date shall be accelerated with such proration equal to the number of earned PSUs scheduled to vest on each vesting date of such award, multiplied by a fraction, the numerator of which is the number of days Mr. Conforti was employed with the Company from the grant date through the date of termination and the denominator of which is the number of days from the grant date through such vesting date (the “Performance Award Vesting Benefits”);

e)
subject to the terms of the applicable bonus plan in effect during the year in which the date of termination occurs, a pro rata portion of the Named Executive’s annual bonus for the year in which the date of termination occurs, based on: (I) the portion of such year the Named Executive was employed and (II) actual performance for such period (the “Pro-Rata Bonus”); and

f)
to the extent not theretofore paid or provided, the Company shall timely pay or provide to the Named Executive any other amounts or benefits required to be paid or provided or that the Named Executive is eligible to receive under any plan, program, policy, practice, contract or agreement of the Company and its affiliated companies through the date of termination (such other amounts and benefits, the “Other Benefits”).

ii.	Payment and benefits upon termination for cause or by a Named Executive without good reason

Under the Employment Agreements, in the event the Company terminates the employment of a Named Executive for cause or the Named Executive terminates employment without good reason (which may include a termination of employment resulting from the Named Executive giving a notice to the Company of his non-renewal of the respective Employment Agreement), then the respective Employment Agreement, as applicable, shall terminate without further obligations to the Named Executive other than the obligation to provide the terminated Named Executive with the: (1) Accrued Obligations and (2) Other Benefits. In the event the Named Executive is terminated for cause then the Accrued Obligations shall not include the Named Executive’s unpaid annual bonus for the year immediately preceding the year in which the date of termination occurred. Payments made under these circumstances shall be made at the same time and in the same form as payments made for Accrued Obligations following a termination for any reason other than cause or by the Named Executive for good reason.

iii.	Payment and benefits to a Named Executive upon termination for death or disability

In the event the employment of a Named Executive is terminated due to death or disability then the respective Employment Agreement shall terminate without further obligations to the Named Executive’s legal representatives, in the case of death, or to the Named Executive, in the case of disability, other than payment or provision of the: (1) Accrued Obligations, (2) Other Benefits, and (3) subject to the timely delivery of a Release (from the Named Executive in the case of disability and the legal representative(s) of the Named Executive in the case of death), the Time-Based Award Vesting Benefits, the Performance Award Vesting Benefits, the Post-Employment Health Care Benefits, and the Pro Rata Bonus. The term “Other Benefits,” in the context of payments and benefits following a termination due to the death of a Named Executive, shall include death benefits as in effect on the date of the Executive’s death with respect to senior executives of the Company and, in the context of payments and benefits following a termination due to the disability of a Named Executive, shall include short-term and long-term disability benefits as in effect on the date of the Named Executive’s disability with respect to senior executives of the Company. Payments made and benefits provided under these circumstances shall be made at the same time and in the same form as payments made and benefits provided following a termination for any reason other than cause or by the Named Executive for good reason.

iv	Payment and benefits to a Named Executive upon termination following a change in control

In the event that during the respective employment period under any Employment Agreement either: (1) the Company terminates the employment of a Named Executive for any reason other than cause or due to the Named Executive’s death or disability or (2) the Named Executive terminates employment with the Company for good reason, in either case upon or within two (2) years after a change in control, then the Company shall pay to and provide the Named Executive with the following:

a)	the Accrued Obligations;

b)	the Other Benefits;

c)	subject to the terminated Named Executive’s continued compliance with the Covenants and timely delivery of a Release, the following:

(I)	a Cash Severance Payment;

(II)	the Post-Employment Health Care Benefits;

(III)	full vesting of any outstanding RSUs (including PSUs converted into RSUs in connection with the change in control) or other service-based equity or equity-based awards;

(IV)
any PSUs that remain outstanding at the time of the termination of employment shall vest based on actual performance over the applicable performance period without regard to any applicable service vesting conditions; and

(V)	pro rata portion of the Named Executive’s Target Bonus Payout Amount for the year in which the termination of employment occurs, based on the portion of such year the Named Executive was employed.

In the event of a change in control, with respect to any performance-based equity awards outstanding as of the date of the change in control, (A) the performance period shall be deemed to have ended on the date of the change in control and the attainment of the performance goals shall be calculated by reference to performance as of the date of the change in control, as determined by the Compensation Committee in good faith in its sole discretion and (B) the number of performance-based equity awards earned pursuant to clause (A) shall be converted to time-vesting RSUs which shall vest as follows: (I) if the surviving or successor entity in the change in control does not continue, assume or replace such RSUs with a substitute grant with the same intrinsic value (“Substitute Stock”), then such RSUs will vest on the date of the change in control; or (II) if the surviving or successor entity in the change in control continues, assumes or replaces such shares of stock with Substitute Stock, then such shares of Substitute Stock shall vest on the earlier of: (a) the last day of the original performance period (as set forth in the applicable award agreement between the Named Executive and the Company) if the Named Executive provides continuous service to the Company, the surviving or successor entity, or one of their respective affiliates until the last day of such performance period or (b) the date that the Named Executive’s service to the Company, the surviving or successor entity, or one of their respective affiliates is terminated under circumstances as more fully described in the respective Employment Agreement, as applicable.

With respect to time-based equity awards outstanding as of the date of the change in control, such awards shall vest as follows: (A) if the surviving or successor entity in the change in control does not continue, assume or replace such RSUs with Substitute Stock, such RSUs will vest on the date of the change in control; or (B) if the surviving or successor entity in the change in control continues, assumes or replaces such shares of stock with Substitute Stock, then such shares of Substitute Stock shall vest on the earlier of: (I) the original vesting date or dates (as set forth in the applicable award agreement between the Named Executive and the Company) if the Named Executive provides continuous service to the Company, the surviving or successor entity, or one of their respective affiliates through such vesting date or (II) the date that the Named Executive’s service to the Company, the surviving or successor entity, or one of their respective affiliates is terminated under circumstances as more fully described in the respective Employment Agreement, as applicable.

No Named Executive has any obligation to seek employment or take any other action in the event employment is terminated in order to mitigate amounts payable or level of benefits due under any Employment Agreement following a covered termination. Furthermore, nothing in any Employment Agreement is intended to prevent or limit continuing or future participation in any plan, program, policy, contract, agreement, or practice provided by the Company or any affiliate and for which a Named Executive qualifies to participate. Also, under the Conforti Agreement, WPG will reimburse Mr. Conforti to the fullest extent permitted by law for legal fees and expenses reasonably incurred by Mr. Conforti as a result of Mr. Conforti, the Company, or others seeking to enforce the terms of his Employment Agreement; provided, however: (i) if such contest is initiated on or after a change in control or a change in control occurs during the pendency of such a contest, reimbursement of such fees and expenses will not be provided if Mr. Conforti is found pursuant to a judgment, decree, or order to not have acted in good faith in bringing or defending the contest and (ii) if such contest is initiated prior to a change in control and a change in control does not occur during the pendency of the contest, reimbursement of Mr. Conforti’s legal fees and expenses shall be provided only if Mr. Conforti substantially prevails on at least one substantive issue in the contest.

Definitions Used Above

For purposes of the discussion and disclosures provided above, the following definitions shall apply:

“cause” shall mean (i) a Named Executive’s willful failure to perform or substantially perform the Named Executive’s material duties with the Company; (ii) illegal conduct or gross misconduct by the Named Executive that, in either case, is willful and demonstrably and materially injurious to the Company’s business, financial condition or reputation, or, in the good faith determination of the Board, is potentially materially injurious to the Company’s business, financial condition or reputation; or (iii) a material breach by the Named Executive of that Named Executive’s obligations under the respective Employment Agreements, including without limitation, a material breach of the Covenants; or (iv) the Named Executive’s conviction of, or entry of a plea of guilty or nolo contendere with respect to, a felony crime or a crime involving moral turpitude, fraud, forgery, embezzlement or similar conduct; provided, however, that the actions in (i), (ii) and (iii) above will not be considered cause unless the Named Executive has failed to cure such actions within thirty (30) days of receiving written notice specifying, with particularity, the events allegedly giving rise to cause; and, further provided, that such actions will not be considered cause unless the Company provides such written notice within ninety (90) days of any executive officer of the Company (excluding the respective Named Executive, if applicable at the time of such notice) or, with respect to Mr. Conforti, any member of the Board having knowledge of the relevant action.  Further, no act or failure to act by the Named Executive will be deemed “willful” unless done or omitted to be done not in good faith or without reasonable belief that such action or omission was in the Company’s best interests, and any act or omission by the Named Executive pursuant to authority given pursuant to a resolution duly adopted by the Board or on the advice of counsel for the Company will be deemed made in good faith and in the best interests of the Company.

“good reason” shall mean the occurrence of any one of the following events without the prior written consent of the respective Named Executive: (i) a material reduction in the Named Executive’s annual base salary or a material diminution of the Named Executive’s duties or responsibilities, authorities, powers or functions; or (ii) a relocation that would result in the Named Executive's (excluding Mr. Conforti) principal location of employment being moved thirty-five (35) miles or more away from the Named Executive's (excluding Mr. Conforti) principal place of employment as of the date of the respective Employment Agreement and, as a result, the Named Executive's (excluding Mr. Conforti) commute increasing by 35 miles or more; or (iii) any material breach of the respective Employment Agreement by the Company, including without limitation any material breach of the award agreements contemplated hereby or the Named Executive (excluding Mr. Conforti) being required to report other than directly to the CEO or the Board or, with respect to Mr. Conforti, being required to report other than solely and directly to the Board; or (iv) the Company’s issuance to the Named Executive of a notice of non-renewal; provided, however, that the actions in (i) through (iii) above will not be considered good reason unless the Named Executive shall describe the basis for the occurrence of the good reason event in reasonable detail in a notice of termination provided to the Company in writing within sixty (60) days of the Named Executive’s knowledge of the actions giving rise to the good reason, and the Company has failed to cure such actions within thirty (30) days of receiving such notice of termination (and if the Company does effect a cure within that period, such notice of termination shall be ineffective) and, provided, further that the action in (iv) above will not be considered good reason unless the Named Executive shall duly serve through the end of the then-applicable employment period.  Unless the Named Executive gives the Company a notice of termination for good reason within 120 days of the initial existence of any event which, after any applicable notice and the lapse of any applicable 30-day grace period, would constitute good reason, such event will cease to be an event constituting good reason.

“disability” shall mean the “permanent and total disability” of the Named Executive as defined in Section 22(e)(3) of the Internal Revenue Code of 1986, as amended (the “Code”), or any successor provision thereto.

“change in control” shall mean the happening of any of the following events:

(i)
any “person,” as such term is used in Sections 13(d) and 14(d) of the Exchange Act (other than any trustee, fiduciary or other person or entity holding securities under any employee benefit plan or trust of the Company or any of its subsidiaries), together with all “affiliates” and “associates” (as such terms are defined in Rule 12b-2 under the Exchange Act) of such person, shall become the “beneficial owner” (as such term is defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing twenty-five percent (25%) or more of the Company’s then outstanding voting securities entitled to vote generally in the election of directors;

(ii)
individuals who, immediately following the consummation of the distribution of the Common Stock to the shareholders of Simon Property Group, Inc. (if reference is the Washington Prime Group, L.P. 2014 Stock Incentive Plan (the “2014 Plan”)) or the Company (if reference is to 2019 Washington Prime Group, L.P. Stock Incentive Plan), constitute the Board (the “Incumbent Board”) cease for any reason to constitute at least a majority of the Board; provided, however, that any individual becoming a director subsequent to May 6, 2014 whose election, or nomination for election by the Company’s shareholders, was approved by a vote of at least a majority of the directors then comprising the Incumbent Board shall be considered as though such individual were a member of the Incumbent Board, but excluding, for this purpose, any such individual whose initial assumption of office occurs as a result of either an actual or threatened election contest or other actual or threatened solicitation of proxies or consents by or on behalf of a person other than the Board;

(iii)
a reorganization, merger or consolidation of the Company, in each case unless, following such reorganization, merger or consolidation, (A) more than sixty percent (60%) of the combined voting power of the then outstanding voting securities of the corporation resulting from such reorganization, merger or consolidation entitled to vote generally in the election of directors is then beneficially owned, directly or indirectly, by all or substantially all of the individuals and entities who were the beneficial owners of the Company’s outstanding voting securities immediately prior to such reorganization, merger or consolidation in substantially the same proportions as their beneficial ownership, immediately prior to such reorganization, merger or consolidation, of the Company’s outstanding voting securities, (B) no person (excluding the Company, any employee benefit plan or related trust of the Company or such corporation resulting from such reorganization, merger or consolidation and any person beneficially owning, immediately prior to such reorganization, merger or consolidation, directly or indirectly, twenty-five percent (25%) or more of the Company’s outstanding voting securities) beneficially owns, directly or indirectly, twenty-five percent (25%) or more of the combined voting power of the then outstanding voting securities of the corporation resulting from such reorganization, merger or consolidation entitled to vote generally in the election of directors and (C) at least a majority of the members of the board of directors of the corporation resulting from such reorganization, merger or consolidation were members of the Incumbent Board at the time of the execution of the initial agreement providing for such reorganization, merger or consolidation;

(iv)
the sale or other disposition of all or substantially all of the assets of the Company, other than to a corporation with respect to which following such sale or other disposition (A) more than sixty percent (60%) of the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors is then beneficially owned, directly or indirectly, by all or substantially all of the individuals and entities who were the beneficial owners of the Company’s outstanding voting securities entitled to vote generally in the election of directors immediately prior to such sale or other disposition in substantially the same proportion as their beneficial ownership, immediately prior to such sale or other disposition, of the Company’s outstanding voting securities, (B) no person (excluding the Company, any employee benefit plan or related trust of the Company or such corporation and any person beneficially owning, immediately prior to such sale or other disposition, directly or indirectly, twenty-five percent (25%) or more of the Company’s outstanding voting securities) beneficially owns, directly or indirectly, twenty-five percent (25%) or more of the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors and (C) at least a majority of the members of the board of directors of such corporation were members of the Incumbent Board at the time of the execution of the initial agreement or action of the Board providing for such sale or other disposition of assets of the Company; or

(v)	approval by the shareholders of the Company of a complete liquidation or dissolution of the Company.

Additionally, to the extent the impact of a change in control on a payment would subject a Named Executive to additional taxes under the Code, a change in control for purposes of such payment will mean both a change in control and a “change in the ownership of a corporation,” “change in the effective control of a corporation,” or a “change in the ownership of a substantial portion of a corporation’s assets” within the meaning of Section 409A of the Code and the regulations promulgated thereunder as applied to the Company.

“date of termination” shall mean (i) if the Named Executive’s employment is terminated by the Company (A) for cause or (B) for any reason other than for cause, or due to the Named Executive’s death or disability, the date of receipt of the notice of termination or any later date specified therein (which date shall not be more than thirty (30) days after the giving of such notice), (ii) if the Named Executive’s employment is terminated by reason of death or by the Company for disability, the date of death of the Named Executive or the disability effective date, as the case may be, (iii) if the Named Executive’s employment is terminated by the Named Executive for good reason or without good reason, thirty (30) days from the date of the Company’s receipt of the notice of termination, or such later date as is mutually agreed by the Company and the Named Executive (subject to the Company’s right, if applicable, to cure the good reason event), or (iv) if Named Executive’s employment is terminated as a result of the Company’s issuance to him of a notice of non-renewal, the date of termination shall be the last day of the applicable employment period or such later date as is mutually agreed by the Company and the Named Executive. Notwithstanding the foregoing, in no event shall the date of termination occur until the Named Executive experiences a “separation from service” within the meaning of Section 409A of the Code and, notwithstanding anything contained herein to the contrary, the date on which such separation from service takes place shall be the date of termination.

Director Compensation

During 2020, the non-employee members of our Board received a compensation package consisting of a combination of quarterly cash payments and an equity grant made in May 2020 (the “Director Retainer Package”). The aggregate value of the Director Retainer Package is $230,000, with $110,000 in cash and $120,000 in equity. In addition, the Board Chairman receives an additional retainer of $220,000 in cash for his service in the role.

Board members were permitted to elect to receive some or all of the cash portion of the Director Retainer Package in the form of RSUs (the “Equity Election”) that would vest on the same schedule as the RSUs that comprise the equity portion of the Director Retainer Package from May to the following May. As reflected in the table below, Mr. Birge made the Equity Election in 2019 and 2020 in which the entire cash portion of his retainer was paid in RSUs, and Mr. Laikin made the Equity Election in 2019 that resulted in a portion of the cash retainer received during the first half of 2020 being paid in RSUs granted in the prior year.

RSUs vest, subject to the Board member’s continued service, over one year, and will be convertible into a Common Share when the Board member’s service on the Board ends. For fiscal year 2020, outstanding RSUs held by non-employee incumbent Board members earned Common Share dividend equivalent payments in cash, equal to regular cash dividends declared by the Board with respect to the Common Shares and actually paid on the Common Shares, until such dividends were suspended by the Company in April 2020. The value of any dividend equivalent payments made during 2020 is factored into the grant date fair value reported in the table below and computed in accordance with FASB ASC Topic 718.

The following table and accompanying footnotes set forth certain information with respect to the cash and other compensation paid or accrued by the Company for services rendered by the non-employee directors serving on the Board during the fiscal year ended December 31, 2020. All values stated are rounded to the nearest dollar.

DIRECTOR COMPENSATION TABLE FOR THE YEAR 2020(1)

Name	Fees Earned or Paid in Cash(2) ($)	Stock Awards(3) ($)	All Other Compensation(4) ($)	Total(5) ($)
(a)	(b)	(c)	(d)	(e)
John J. Dillon III	$110,000	$120,002	$0	$230,002
Robert J. Laikin	$275,000	$120,002	$0	$395,002
John F. Levy	$110,000	$120,002	$0	$230,002
J. Taggart (“Tag”) Birge(6)	$0	$175,004	$0	$175,004
Jacquelyn R. Soffer(7)	$110,000	$120,002	$0	$230,002
Sheryl G. von Blucher	$110,000	$120,002	$0	$230,002

(1)
Mr. Louis G. Conforti, our CEO, served on the Board during 2020, but did not receive compensation as a non-independent employee Board member. The compensation received by Mr. Conforti for his service during 2020 as our CEO is set forth in the Summary Compensation Table.

(2)
For the respective named director, the amounts listed represent fees paid in cash. Mr. Birge made the Equity Election in both 2019 and 2020 to receive the entire cash portion of the Director Retainer Package in equity for the periods May 2019 to May 2020 and May 2020 to May 2021. Additionally, Mr. Laikin made the Equity Election in 2019 to receive $110,000 of his cash compensation for the period May 2019 to May 2020 in equity; this amount was granted in RSUs in May 2019 and therefore is not reflected in the table.

(3)
Represents the grant date fair value computed in accordance with FASB ASC Topic 718 of the RSUs granted to the named directors during 2020 as part of the Director Retainer Package. For a description of the assumptions used in computing the aggregate grant date fair values of these awards, refer to Part IV of the Original Filing of the Form 10-K in Item 15 entitled “Exhibits and Financial Statement Schedules” in note 8 of the notes to consolidated financial statements. The RSU holdings at December 31, 2020 for the named directors are as follows: (a) Messrs. Dillon and Levy – 27,252 each, (b) Mr. Laikin – 33,460, (c) Mr. Birge – 39,334 and (e) Ms. von Blucher – 26,963. The aggregate number of RSUs held by Mr. Conforti at the end of fiscal year 2020 is reported in the footnotes to the table entitled “Outstanding Equity Awards at Fiscal Year-End 2020.”

(4)
The total value of all perquisites and other personal benefits received by the respective named director during the fiscal year ended December 31, 2020, if any, was less than $10,000, and therefore is not included in this table.

(5)	For each respective named director, the amount listed represents the aggregate total of the amounts listed in columns (b) through (d).

(6)	Mr. Birge had made an election in 2019 to take all of his Board fees in equity of the Company.

(7)	Ms. Soffer resigned from the Board on December 28, 2020.

Effective February 1, 2021, the Company and Board members agreed to convert the director compensation program to a cash program paid quarterly in advance. In connection with that determination, the directors forfeited 50% of the equity award made in May 2020 and received a cash payment equal to the grant date fair value of the forfeited equity. The members of the Board who are a part of the Strategic Alternatives Committee are entitled to additional compensation equal to $4,000 per month paid in advance effective January 1, 2021 (i.e., $12,000 for January, February and March 2021). Additionally, for fiscal year 2021, the cash payment for each independent director will be $230,000, other than Mr. Laikin, who shall receive a cash payment of $450,000 for service as Chairman of the Board.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The tables and accompanying footnotes set forth below under the heading “Security Ownership of Certain Beneficial Owners & Management” provide the beneficial ownership information for each director, the Named Executives, and all directors and Senior Executives of the Company as a group of the Company’s Common Shares and other equity securities as well as all other persons or entities known by the Company to be beneficial owners of more than five percent of the Company’s outstanding Common Shares and such other classes of equity securities of the Company as of April 29, 2021, except as otherwise noted. All partial Common Shares and units have been rounded up to the next whole Common Share or unit. The table under the heading “Equity Compensation Plan Information” discloses information about Common Shares issued or available to be issued pursuant to our equity compensation plans as of December 31, 2020.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS & MANAGEMENT

COMMON STOCK OWNERSHIP

Name of Beneficial Owner(1)	Amount Beneficially Owned(2)		Percent Of Class

Louis G. Conforti	145,951	(5)	(3)

Mark E. Yale	46,139	(6)	(3)

Robert P. Demchak	23,625	(7)	(3)

J. Taggart (“Tag”) Birge	28,389	(8)	(3)

John J. Dillon III	17,590	(9)	(3)

Robert J. Laikin	56,121	(10)	(3)

John F. Levy	19,235	(11)	(3)

Sheryl G. von Blucher	20,079	(12)	(3)

The Vanguard Group	1,898,472	(13)	7.76%(4)

Charles Schwab Investment Management, Inc.	1,157,491	(14)	4.73%(4)

All directors and executive officers as a group (11 persons)	389,587	(15)	(3), (4)

(1)	Unless otherwise indicated in the footnotes below, the address for each beneficial owner listed is 180 East Broad Street, Columbus, Ohio 43215.

(2)	Unless otherwise indicated in the footnotes below, the listed beneficial owner has sole voting and investment power with respect to the Common Shares.

(3)
As applicable and as of April 29, 2021, the percentage ownership of the listed person or group does not exceed one percent (1%) of WPG's outstanding Common Shares. Common Shares issuable upon exercise of stock options and the redemption RSU holdings are included in the adjacent column for the listed person only to the extent the related stock options and RSUs are exercisable or convertible into Common Shares within sixty (60) days following April 29, 2021.

(4)
For the entity listed, the Percent of Class was computed based on 24,459,645 Common Shares outstanding as of April 29, 2021 and in the case of all directors and executive officers as a group, the number of Common Shares issuable upon the exercise of vested stock options and conversion of vested RSUs held by all such members of such group in addition to the number of Common Shares outstanding on April 29, 2021. Common Shares issuable upon exercise of vested stock options and RSU holdings are included only to the extent the related stock options and RSUs are exercisable or convertible into Common Shares within sixty (60) days following April 29, 2021.

(5)
Represents 102,888 unrestricted Common Shares held directly by Mr. Conforti. Also includes Mr. Conforti’s 43,063 vested RSUs of which 1,643 of these RSUs represent a contingent right to receive one Common Share per vested RSU upon Mr. Conforti leaving the Board and the remaining 41,420 vested RSUs will be settled for Common Shares on a one-for-one basis by or before March 15, 2022. Excluded from the total are 110,918 unvested RSUs of which 9,258 RSUs will vest in February 2022, 46,104 RSUs will vest in installments in February 2022 and February 2023, and 55,556 RSUs shall vest in one-third installments in August 2022, 2023 and 2024; provided, in each instance that Mr. Conforti is in continued compliance with certain covenants in the Conforti Agreement and subject to certain provisions of such agreement relating to a change in control of the Company. Also excludes 152,491 unearned and unvested PSUs. These PSUs shall be earned based upon the satisfaction of certain TSR criteria with the number of PSUs Mr. Conforti can earn varying based on the Company’s TSR performance over a three-year performance period established at the time the respective PSU is allocated; provided, in each instance that Mr. Conforti is in continued compliance with certain covenants in the Conforti Agreement and subject to certain provisions of such agreement relating to a change in control of the Company. The RSUs and PSUs each represent a contingent right to receive one Common Share. All vesting of the aforementioned securities is subject to Mr. Conforti’s continued employment on the date the respective security vests or is earned. None of Mr. Conforti’s holdings are pledged as collateral or security.

(6)
Represents 37,781 Common Shares held directly by Mr. Yale and 8,358 vested RSUs which are to be settled for Common Shares on a one-for-one basis by or before March 15, 2022. Excluded from the total are: (i) 11,146 unvested RSUs of which 1,925 RSUs will vest in February 2022 and 9,221 RSUs which shall vest in installments in February 2022 and 2023; provided, in each instance that Mr. Yale is in continued compliance with certain covenants in the Yale Agreement and subject to certain provisions of such agreement relating to a change in control of the Company, and (ii) 19,609 unearned and unvested PSUs which shall be earned based upon the satisfaction of certain relative TSR criteria with the number of earned PSUs ranging from 0% to 150% of the allocated amount awarded to Mr. Yale based on the Company’s TSR performance over the three-year performance period established at the time the respective PSU is allocated; provided, in each instance that Mr. Yale is in continued compliance with certain covenants in the Yale Agreement and subject to certain provisions of such agreement relating to a change in control of the Company. The RSUs and PSUs each represent a contingent right to receive one Common Share. All vesting of the aforementioned securities is subject to Mr. Yale’s continued employment on the date the respective security vests or is earned. None of Mr. Yale’s holdings are pledged as collateral or security.

(7)
Represents 16,660 unrestricted Common Shares held directly by Mr. Demchak and 6,965 vested RSUs of which are to be settled for Common Shares on a one-for-one basis by or before March 15, 2022. Excluded from the total are: (i) 9,289 unvested RSUs of which 1,605 RSUs will vest in February 2022 and (ii) 7,684 RSUs shall vest in installments in February 2022 and 2023; provided, in each instance that Mr. Demchak is in continued compliance with certain covenants in his employment agreement and subject to certain provisions of such agreement relating to a change in control of the Company. Also excludes 16,341 unearned and unvested PSUs which shall be earned based upon the satisfaction of certain relative TSR criteria with the number of earned PSUs ranging from 0% to 150% of the allocated amount awarded to Mr. Demchak based on the Company’s TSR performance over the three-year performance period established at the time the respective PSU is allocated; provided, in each instance that Mr. Demchak is in continued compliance with certain covenants in his employment agreement and subject to certain provisions of such agreement relating to a change in control of the Company. The RSUs and PSUs each represent a contingent right to receive one Common Share. All vesting of the aforementioned securities is subject to Mr. Demchak’s continued employment on the date the respective security vests or is earned. None of Mr. Demchak’s holdings are pledged as collateral or security.

(8)
Includes 3,145 unrestricted Common Shares held directly by Mr. Birge as well as 25,244 RSUs that are vested or will vest within sixty (60) days of April 29, 2021. Vested RSUs represent a contingent right to receive one Common Share. Upon Mr. Birge leaving the Board, he will receive one Common Share for each vested RSU that he holds. None of Mr. Birge’s holdings are pledged as collateral or security.

(9)
Represents 17,590 RSUs that are vested or will vest within sixty (60) days of April 29, 2021. Vested RSUs represent a contingent right to receive one Common Share. Upon Mr. Dillon leaving the Board, he will receive one Common Share for each vested RSU that he holds. None of Mr. Dillon’s holdings are pledged as collateral or security.

(10)
Includes 32,323 unrestricted Common Shares held directly by Mr. Laikin, 24,634 Common Shares held indirectly through Mr. Laikin’s retirement account and 23,798 RSUs that are vested or will vest within sixty (60) days of April 29, 2021. Vested RSUs represent a contingent right to receive one Common Share. Upon Mr. Laikin leaving the Board, he will receive one Common Share for each vested RSU that he holds. None of Mr. Laikin’s holdings are pledged as collateral or security.

(11)
Includes 1,645 unrestricted Common Shares held directly by Mr. Levy as well as 17,590 RSUs that are vested or will vest within sixty (60) days of April 29, 2021. Vested RSUs represent a contingent right to receive one Common Share. Upon Mr. Levy leaving the Board, he will receive one Common Share for each vested RSU that he holds. None of Mr. Levy’s holdings are pledged as collateral or security.

(12)
Includes 2,778 unrestricted Common Shares held directly by Ms. von Blucher as well as 17,301 RSUs that are vested or will vest within sixty (60) days of April 29, 2021. Vested RSUs represent a contingent right to receive one Common Share. Upon Ms. von Blucher leaving the Board, she will receive one Common Share for each vested RSU that she holds. None of Ms. von Blucher’s holdings are pledged as collateral or security.

(13)
Based solely upon information contained in a Schedule 13G/A filed with the SEC on February 10, 2021 in which The Vanguard Group, filing as The Vanguard Group Inc. (“Vanguard”), reported that it had sole dispositive power over 1,888,153 of the Common Shares reported in the table above, shared dispositive power over 10,319 of the Common Shares reported in the table above, sole voting power over none of the Common Shares reported in the table above, and shared voting power over 4,013 of the Common Shares reported in the table above. The address of Vanguard reported in the Schedule 13G/A is 100 Vanguard Blvd., Malvern, PA 19355.

(14)
Based solely upon information contained in a Schedule 13G filed with the SEC on February 16, 2021 in which Charles Schwab Investment Management, Inc. (“Charles Schwab”) reported that it had sole voting power and sole dispositive power over all of the Common Shares reported in the table above. Charles Schwab is included in the table because its beneficial ownership of Common Shares as reported in its Schedule 13G exceeded five percent. The address of Charles Schwab reported in the Schedule 13G is 211 Main Street, San Francisco, CA 94105.

(15)
Includes the beneficially owned amounts reported in the table for each Named Executive and all members of the Board plus 13,972 Common Shares, 10,646 vested RSUs which are to be settled for Common Shares on a one-for-one basis by or before March 15, 2022 subject to certain conditions, and 7,840 vested stock options held by three (3) other Senior Executives. Excludes certain unvested RSUs as well as unearned and unvested PSUs held by these particular executive officers.

EQUITY COMPENSATION PLAN INFORMATION

Information about our existing equity compensation plans as of December 31, 2020 is as follows:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted‑average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,337,911(1)	$118.61(2)	242,924

Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	1,337,911	$118.62	242,924

(1)
Includes 54,935 outstanding inducement equity awards issued in 2014 and 2015, a total of 452,075 outstanding RSUs, 35,286 RSU dividend equivalents estimated at historical dividend rates in place as of December 31, 2020, 34,549 LTIP Units, 479,152 Common Shares reserved for payment of PSUs allocated as part of the 2018, 2019, and 2020 Annual Awards and the CEO Special Award (all estimated at maximum), 218,471 PSU dividend equivalents estimated at maximum payout at historical dividend rates in place as of December 31, 2020, and a total of 63,443 stock options of which 37,561 stock options were issued from the 2014 Plan and 25,882 stock options were issued from either the Glimcher Realty Trust Amended and Restated 2004 Incentive Compensation Plan and the Glimcher Realty Trust 2012 Incentive Compensation Plan.

(2)	The weighted-average exercise price is only applicable to outstanding stock options.

Item 13.    Certain Relationships and Related Transactions and Director Independence

Hannah Laikin

During fiscal year 2020, an affiliate of WPG employed Mrs. Hannah Laikin, the daughter-in-law of our Chairman of the Board, Robert J. Laikin, in a non-executive role as Director, Special Projects. Mrs. Laikin compensation and benefits for the 2020 fiscal year was approximately $170,490. Mrs. Laikin is not an executive officer of the Company or any of its affiliates, but she is included in the Company’s count of its full-time employees as of the end of fiscal year 2020. Mrs. Laikin’s place of employment is the Company’s Indianapolis, IN corporate office in the Leasing Department. Mrs. Laikin has no direct reports and reports to the CEO. Mrs. Laikin is an at-will employee. Mrs. Laikin’s employment with the Company was approved by the Board’s Audit Committee after review of her relationship to our Chairman of the Board. Our Audit Committee does not expect this relationship to impair Mr. Laikin’s independence status because Mrs. Laikin is not an executive officer of the Company.

Real Estate Brokerage Services

During fiscal year 2020, WPG (via one of its affiliates) paid an unaffiliated real estate brokerage firm (the “Firm) a total of $163,702 (the “Payment”) in commissions for commercial leasing transactions involving certain of WPG’s enclosed shopping centers. Mr. Cooper Laikin, the son of Robert J. Laikin, the incumbent Chairman of the Board is employed as a broker for the Firm and received a percentage of the Payment as compensation for real estate and leasing brokerage services provided to WPG (or certain affiliates) during 2020 (or a prior year). Also, Mr. C. Laikin also entered into a real estate brokerage transaction involving the Company’s The Outlet Collection®│Seattle property in which Mr. C. Laikin was to receive a commission of $15,000. The transaction was not consummated in 2020 and no commission was paid. Our Audit Committee has reviewed the aforementioned transactions as codified in the policies and procedures of our code of conduct.

Item 14.    Principal Accountant Fees and Services

Independent Registered Public Accounting Firm’s Fees

We have incurred fees for the services of Ernst & Young LLP (“EY”), our independent registered public accounting firm, as shown below. EY has advised us that it has billed or will bill us the amounts shown below for the related categories of services for the years ended December 31, 2020 and 2019, respectively:

	Year Ended December 31,
Type of Fee	2020	2019
Audit Fees(1)	$1,441,000	$1,522,500
Audit‑Related Fees(2)	$543,000	$561,000
Tax Fees	—	—
All Other Fees	—	—
Total	$1,984,000	$2,083,500

(1)
Audit Fees include fees for: (i) the audit of the annual financial statements and the effectiveness of internal control over financial reporting of WPG and, our operating partnership, WPG L.P., (ii) the review of financial statements included in our Quarterly Reports on Form 10‑Q, and (iii) other services provided in connection with other regulatory filings and out-of-pocket expenses.

(2)	Audit‑Related Fees include fees for stand-alone audits of the annual financial statements for certain consolidated entities with mortgage debt and joint venture entities and out-of-pocket expenses.

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

Part IV

Item 15.    Exhibits and Financial Statement Schedules

The following documents are filed as part of this Amendment:

31.1
Certification by the Chief Executive Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Washington Prime Group Inc.*

31.2
Certification by the Chief Financial Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Washington Prime Group Inc.*

31.3
Certification by the Chief Executive Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Washington Prime Group, L.P.*

31.4
Certification by the Chief Financial Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Washington Prime Group, L.P.*

*    Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

WASHINGTON PRIME GROUP INC. WASHINGTON PRIME GROUP, L.P. By: Washington Prime Group Inc., its sole general partner

By	/s/ Louis G. Conforti
Louis G. Conforti
Chief Executive Officer & Director (Principal Executive Officer

Dated: April 30, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Robert J. Laikin	Chairman of the Board of Directors	April 30, 2021
Robert J. Laikin

/s/ Louis G. Conforti	Chief Executive Officer and Director (Principal Executive Officer)	April 30, 2021
Louis G. Conforti

/s/ J. Taggart Birge	Director	April 30, 2021
J. Taggart Birge

/s/ John J. Dillon III	Director	April 30, 2021
John J. Dillon III

/s/ John F. Levy	Director	April 30, 2021
John F. Levy

/s/ Sheryl G. von Blucher	Director	April 30, 2021
Sheryl G. von Blucher

/s/ Mark E. Yale	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	April 30, 2021
Mark E. Yale

/s Melissa A. Indest	Executive Vice President, Finance and Chief Accounting Officer (Principal Accounting Officer)	April 30, 2021
Melissa A. Indest