Form 10-Q
period 2021-03-31
WASHINGTON PRIME GROUP INC.; Washington Prime Group, L.P.
filed 2021-05-10
CIK 1594686, 1610911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

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

Washington Prime Group Inc. Yes ☐  No ☒ Washington Prime Group, L.P. Yes ☐  No ☒

As of May 7, 2021, Washington Prime Group Inc. had 24,459,701 shares of common stock outstanding. Washington Prime Group, L.P. has no publicly traded equity and no common stock outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarter ended March 31, 2021 of Washington Prime Group® Inc. and Washington Prime Group®, L.P. Unless stated otherwise or the context requires otherwise, references to "WPG Inc." mean Washington Prime Group® Inc., an Indiana corporation, and references to "WPG L.P." mean Washington Prime Group®, L.P., an Indiana limited partnership, and its consolidated subsidiaries, in cases where it is important to distinguish between WPG Inc. and WPG L.P. We use the terms "WPG," the "Company," "we," "us," and "our" to refer to WPG Inc., WPG L.P., and entities in which WPG Inc. or WPG L.P. (or any affiliate) has a material interest on a consolidated basis, unless the context indicates otherwise.

WPG Inc. operates as a self-managed and self-administered real estate investment trust (“REIT”). WPG Inc. owns properties and conducts operations through WPG L.P., of which WPG Inc. is the sole general partner and of which it held approximately 98.3% of the partnership interests ("OP units") at March 31, 2021. The remaining OP units are owned by various limited partners. As the sole general partner of WPG L.P., WPG Inc. has the exclusive and complete responsibility for WPG L.P.’s day-to-day management and control. Management operates WPG Inc. and WPG L.P. as one enterprise. The management of WPG Inc. consists of the same persons who direct the management of WPG L.P. As general partner with control of WPG L.P., WPG Inc. consolidates WPG L.P. for financial reporting purposes, and WPG Inc. does not have significant assets other than its investment in WPG L.P. Therefore, the assets and liabilities of WPG Inc. and WPG L.P. are substantially the same on their respective consolidated financial statements and the disclosures of WPG Inc. and WPG L.P. are also substantially similar.
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

WASHINGTON PRIME GROUP INC. AND WASHINGTON PRIME GROUP, L.P.
FORM 10-Q

PART I
FINANCIAL INFORMATION

Item 1.Financial Statements
Washington Prime Group Inc.
Unaudited Consolidated Balance Sheets
(dollars in thousands, except share and par value amounts)

	March 31, 2021	December 31, 2020
ASSETS:
Investment properties at cost	$5,891,872	$5,873,801
Less: accumulated depreciation	2,580,504	2,539,745
	3,311,368	3,334,056
Cash and cash equivalents	57,074	92,618
Tenant receivables and accrued revenue, net	102,561	132,610
Investment in and advances to unconsolidated entities, at equity	415,134	416,339
Deferred costs and other assets	142,779	129,724
Total assets	$4,028,916	$4,105,347
LIABILITIES:
Mortgage notes payable	$1,097,908	$1,101,653
Notes payable	711,174	710,476
Term loans	682,428	681,563
Revolving credit facility	640,742	639,976
Other indebtedness	89,588	87,807
Accounts payable, accrued expenses, intangibles, and deferred revenues	248,737	276,086
Distributions payable	331	3,323
Total liabilities	3,470,908	3,500,884
Redeemable noncontrolling interests	3,325	3,265
EQUITY:
Stockholders' Equity:
Series H Cumulative Redeemable Preferred Stock, $0.0001 par value, 4,000,000 shares issued and outstanding as of March 31, 2021 and December 31, 2020	106,126	104,251
Series I Cumulative Redeemable Preferred Stock, $0.0001 par value, 3,800,000 shares issued and outstanding as of March 31, 2021 and December 31, 2020	99,958	98,325
Common stock, $0.0001 par value, 350,000,000 shares authorized; 24,408,413 and 20,999,596 issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	2	2
Capital in excess of par value	1,310,220	1,262,524
Accumulated deficit	(968,505)	(913,128)
Accumulated other comprehensive loss	—	(12,124)
Total stockholders' equity	547,801	539,850
Noncontrolling interests	6,882	61,348
Total equity	554,683	601,198
Total liabilities, redeemable noncontrolling interests and equity	$4,028,916	$4,105,347

The accompanying notes are an integral part of these statements.

Washington Prime Group Inc.
Unaudited Consolidated Statements of Operations and Comprehensive Loss
(dollars in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2021	2020
REVENUE:
Rental income	$127,544	$147,233
Other income	4,389	5,367
Total revenues	131,933	152,600
EXPENSES:
Property operating	39,450	37,280
Depreciation and amortization	52,255	59,704
Real estate taxes	18,817	20,252
Advertising and promotion	1,649	1,804
General and administrative	28,375	12,264
Ground rent	206	122
Impairment loss	—	1,319
Total operating expenses	140,752	132,745

Interest expense, net	(51,551)	(38,635)
Gain on disposition of interests in properties, net	2,462	26,755
Income and other taxes	281	617
Loss from unconsolidated entities, net	(2,207)	(1,032)
NET (LOSS) INCOME	(59,834)	7,560
Net (loss) income attributable to noncontrolling interests	(7,965)	677
NET (LOSS) INCOME ATTRIBUTABLE TO THE COMPANY	(51,869)	6,883
Less: Preferred share dividends declared	—	(3,508)
Less: Preferred share dividends undeclared	(3,508)	—
NET (LOSS) INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(55,377)	$3,375

(LOSS) INCOME PER COMMON SHARE, BASIC & DILUTED	$(2.52)	$0.16

COMPREHENSIVE LOSS:
Net (loss) income	$(59,834)	$7,560
Unrealized loss on interest rate derivative instruments, net	—	(15,446)
Comprehensive loss	(59,834)	(7,886)
Comprehensive loss attributable to noncontrolling interests	(7,965)	(1,706)
Comprehensive loss attributable to common shareholders	$(51,869)	$(6,180)

The accompanying notes are an integral part of these statements.

Washington Prime Group Inc.
Unaudited Consolidated Statements of Cash Flows
(dollars in thousands)

	For the Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(59,834)	$7,560
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization, including fair value rent, fair value debt, deferred financing costs and equity-based compensation	53,960	60,753
Reclassification of accumulated other comprehensive loss upon discontinuation of hedge accounting	12,124	—
Gain on disposition of interests in properties and outparcels, net	(2,462)	(26,755)
Impairment loss	—	1,319
Change in estimate of collectibility of rental income	6,473	5,291
Loss from unconsolidated entities, net	2,207	1,032
Distributions of income from unconsolidated entities	59	772
Changes in assets and liabilities:
Tenant receivables and accrued revenue, net	25,112	(3,075)
Deferred costs and other assets	(16,793)	(4,466)
Accounts payable, accrued expenses, deferred revenues and other liabilities	(17,512)	(32,419)
Net cash provided by operating activities	3,334	10,012
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net	(33,350)	(60,013)
Net proceeds from disposition of interests in properties and outparcels	4,525	17,239
Investments in unconsolidated entities	(2,998)	(3,225)
Distributions of capital from unconsolidated entities	1,930	1,555
Net cash used in investing activities	(29,893)	(44,444)
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to noncontrolling interest holders in properties	(47)	(51)
Redemption of limited partner units	—	(521)
Distributions on common and preferred shares/units	(3,568)	(31,628)
Proceeds from issuance of debt, net of transaction costs	—	350,973
Repayments of debt	(3,860)	(285,000)
Other financing activities	(529)	—
Net cash (used in) provided by financing activities	(8,004)	33,773
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(34,563)	(659)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	130,232	75,475
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$95,669	$74,816

The accompanying notes are an integral part of these statements.

Washington Prime Group Inc.
Unaudited Consolidated Statements of Equity
(dollars in thousands, except per share/unit amounts)

	For the Three Months Ended March 31, 2021
	Preferred Series H	Preferred Series I	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Non- Controlling Interests	Total Equity	Redeemable Non-Controlling Interests
Balance, December 31, 2020	$104,251	$98,325	$2	$1,262,524	$(913,128)	$(12,124)	$539,850	$61,348	$601,198	$3,265
Exchange of limited partner units	—	—	—	53,582	—	—	53,582	(53,582)	—	—
Other	—	—	—	(9)	—	—	(9)	—	(9)	—
Equity-based compensation	—	—	—	1,311	—	—	1,311	—	1,311	—
Adjustments to noncontrolling interests	—	—	—	(7,188)	—	—	(7,188)	7,188	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(47)	(47)	—
Undeclared cumulative preferred distributions	1,875	1,633	—	—	(3,508)	—	—	—	—	60
Reclassification of accumulated other comprehensive loss upon discontinuation of hedge accounting	—	—	—	—	—	12,124	12,124	—	12,124	—
Net loss, excluding $60 of undeclared distributions to preferred unitholders	—	—	—	—	(51,869)	—	(51,869)	(8,025)	(59,894)	—
Balance, March 31, 2021	$106,126	$99,958	$2	$1,310,220	$(968,505)	$—	$547,801	$6,882	$554,683	$3,325

	For the Three Months Ended March 31, 2020
	Preferred Series H	Preferred Series I	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Non- Controlling Interests	Total Equity	Redeemable Non-Controlling Interests
Balance, December 31, 2019	$104,251	$98,325	$2	$1,254,788	$(655,492)	$(5,525)	$796,349	$110,226	$906,575	$3,265
Redemption of limited partner units	—	—	—	—	—	—	—	(521)	(521)	—
Other	—	—	—	(9)	—	—	(9)	—	(9)	—
Equity-based compensation	—	—	—	1,866	—	—	1,866	—	1,866	—
Adjustments to noncontrolling interests	—	—	—	412	—	—	412	(412)	—	—
Distributions on common shares/units ($1.125 per common share/unit)	—	—	—	—	(23,818)	—	(23,818)	(4,364)	(28,182)	—
Distributions declared on preferred shares	—	—	—	—	(3,508)	—	(3,508)	—	(3,508)	—
Other comprehensive loss	—	—	—	—	—	(13,063)	(13,063)	(2,383)	(15,446)	—
Net income, excluding $60 of distributions to preferred unitholders	—	—	—	—	6,883	—	6,883	617	7,500	—
Balance, March 31, 2020	$104,251	$98,325	$2	$1,257,057	$(675,935)	$(18,588)	$765,112	$103,163	$868,275	$3,265

The accompanying notes are an integral part of this statement.

Washington Prime Group, L.P.
Unaudited Consolidated Balance Sheets
(dollars in thousands, except unit amounts)

	March 31, 2021	December 31, 2020
ASSETS:
Investment properties at cost	$5,891,872	$5,873,801
Less: accumulated depreciation	2,580,504	2,539,745
	3,311,368	3,334,056
Cash and cash equivalents	57,074	92,618
Tenant receivables and accrued revenue, net	102,561	132,610
Investment in and advances to unconsolidated entities, at equity	415,134	416,339
Deferred costs and other assets	142,779	129,724
Total assets	$4,028,916	$4,105,347
LIABILITIES:
Mortgage notes payable	$1,097,908	$1,101,653
Notes payable	711,174	710,476
Term loans	682,428	681,563
Revolving credit facility	640,742	639,976
Other indebtedness	89,588	87,807
Accounts payable, accrued expenses, intangibles, and deferred revenues	248,737	276,086
Distributions payable	331	3,323
Total liabilities	3,470,908	3,500,884
Redeemable noncontrolling interests	3,325	3,265
EQUITY:
Partners' Equity:
General partner
Preferred equity, 7,800,000 units issued and outstanding as of March 31, 2021 and December 31, 2020	206,084	202,576
Common equity, 24,408,413 and 20,999,596 units issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	341,717	337,274
Total general partners' equity	547,801	539,850
Limited partners, 339,941 and 3,739,106 units issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	5,932	60,351
Total partners' equity	553,733	600,201
Noncontrolling interests	950	997
Total equity	554,683	601,198
Total liabilities, redeemable noncontrolling interests and equity	$4,028,916	$4,105,347

The accompanying notes are an integral part of these statements.

Washington Prime Group, L.P.
Unaudited Consolidated Statements of Operations and Comprehensive Loss
(dollars in thousands, except per unit amounts)

	For the Three Months Ended March 31,
	2021	2020
REVENUE:
Rental income	$127,544	$147,233
Other income	4,389	5,367
Total revenues	131,933	152,600
EXPENSES:
Property operating	39,450	37,280
Depreciation and amortization	52,255	59,704
Real estate taxes	18,817	20,252
Advertising and promotion	1,649	1,804
General and administrative	28,375	12,264
Ground rent	206	122
Impairment loss	—	1,319
Total operating expenses	140,752	132,745

Interest expense, net	(51,551)	(38,635)
Gain on disposition of interests in properties, net	2,462	26,755
Income and other taxes	281	617
Loss from unconsolidated entities, net	(2,207)	(1,032)
NET (LOSS) INCOME ATTRIBUTABLE TO UNITHOLDERS	(59,834)	7,560
Less: Preferred unit distributions declared	—	(3,568)
Less: Preferred unit distributions undeclared	(3,568)	—
NET (LOSS) INCOME ATTRIBUTABLE TO COMMON UNITHOLDERS	$(63,402)	$3,992

NET (LOSS) INCOME ATTRIBUTABLE TO COMMON UNITHOLDERS:
General partner	$(55,377)	$3,375
Limited partners	(8,025)	617
Net (loss) income attributable to common unitholders	$(63,402)	$3,992

(LOSS) INCOME PER COMMON UNIT, BASIC & DILUTED	$(2.52)	$0.16

COMPREHENSIVE LOSS:
Net (loss) income	$(59,834)	$7,560
Unrealized loss on interest rate derivative instruments, net	—	(15,446)
Comprehensive loss	$(59,834)	$(7,886)

The accompanying notes are an integral part of these statements.

Washington Prime Group, L.P.
Unaudited Consolidated Statements of Cash Flows
(dollars in thousands)

	For the Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(59,834)	$7,560
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization, including fair value rent, fair value debt, deferred financing costs and equity-based compensation	53,960	60,753
Reclassification of accumulated other comprehensive loss upon discontinuation of hedge accounting	12,124	—
Gain on disposition of interests in properties and outparcels, net	(2,462)	(26,755)
Impairment loss	—	1,319
Change in estimate of collectibility of rental income	6,473	5,291
Loss from unconsolidated entities, net	2,207	1,032
Distributions of income from unconsolidated entities	59	772
Changes in assets and liabilities:
Tenant receivables and accrued revenue, net	25,112	(3,075)
Deferred costs and other assets	(16,793)	(4,466)
Accounts payable, accrued expenses, deferred revenues and other liabilities	(17,512)	(32,419)
Net cash provided by operating activities	3,334	10,012
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net	(33,350)	(60,013)
Net proceeds from disposition of interests in properties and outparcels	4,525	17,239
Investments in unconsolidated entities	(2,998)	(3,225)
Distributions of capital from unconsolidated entities	1,930	1,555
Net cash used in investing activities	(29,893)	(44,444)
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to noncontrolling interest holders in properties	(47)	(51)
Redemption of limited partner units	—	(521)
Distributions to unitholders	(3,568)	(31,628)
Proceeds from issuance of debt, net of transaction costs	—	350,973
Repayments of debt	(3,860)	(285,000)
Other financing activities	(529)	—
Net cash (used in) provided by financing activities	(8,004)	33,773
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(34,563)	(659)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	130,232	75,475
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$95,669	$74,816

The accompanying notes are an integral part of these statements.

Washington Prime Group, L.P.
Unaudited Consolidated Statements of Equity
(dollars in thousands, except per unit amounts)

	For the Three Months Ended March 31, 2021
	General Partner
	Preferred	Common	Total	Limited Partners	Total Partners' Equity	Non- Controlling Interests	Total Equity	Redeemable Non-Controlling Interests
Balance, December 31, 2020	$202,576	$337,274	$539,850	$60,351	$600,201	$997	$601,198	$3,265
Exchange of limited partner units	—	53,582	53,582	(53,582)	—	—	—	—
Other	—	(9)	(9)	—	(9)	—	(9)	—
Equity-based compensation	—	1,311	1,311	—	1,311	—	1,311	—
Adjustments to limited partners' interests	—	(7,188)	(7,188)	7,188	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	(47)	(47)	—
Undeclared cumulative preferred distributions	3,508	(3,508)	—	—	—	—	—	60
Reclassification of accumulated other comprehensive loss upon discontinuation of hedge accounting	—	12,124	12,124	—	12,124	—	12,124	—
Net loss	—	(51,869)	(51,869)	(8,025)	(59,894)	—	(59,894)	—
Balance, March 31, 2021	$206,084	$341,717	$547,801	$5,932	$553,733	$950	$554,683	$3,325

	For the Three Months Ended March 31, 2020
	General Partner
	Preferred	Common	Total	Limited Partners	Total Partners' Equity	Non- Controlling Interests	Total Equity	Redeemable Non-Controlling Interests
Balance, December 31, 2019	$202,576	$593,773	$796,349	$109,193	$905,542	$1,033	$906,575	$3,265
Redemption of limited partner units	—	—	—	(521)	(521)	—	(521)	—
Other	—	(9)	(9)	—	(9)	—	(9)	—
Equity-based compensation	—	1,866	1,866	—	1,866	—	1,866	—
Adjustments to limited partners' interests	—	412	412	(412)	—	—	—	—
Distributions on common units ($1.125 per common unit)	—	(23,818)	(23,818)	(4,313)	(28,131)	(51)	(28,182)	—
Distributions declared on preferred units	(3,508)	—	(3,508)	—	(3,508)	—	(3,508)	(60)
Other comprehensive loss	—	(13,063)	(13,063)	(2,383)	(15,446)	—	(15,446)	—
Net income	3,508	3,375	6,883	617	7,500	—	7,500	60
Balance, March 31, 2020	$202,576	$562,536	$765,112	$102,181	$867,293	$982	$868,275	$3,265

The accompanying notes are an integral part of this statement.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

1.Organization
Washington Prime Group Inc. ("WPG Inc.") is an Indiana corporation that operates as a fully integrated, self‑administered and self‑managed real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended (the "Code"). WPG Inc. will generally qualify as a REIT for U.S. federal income tax purposes as long as it continues to distribute at least 90% of its REIT taxable income, exclusive of net capital gains, and satisfy certain other requirements. WPG Inc. will generally be allowed a deduction against its U.S. federal income tax liability for dividends paid by it to REIT shareholders, thereby reducing or eliminating any corporate level taxation to WPG Inc. Washington Prime Group, L.P. ("WPG L.P.") is WPG Inc.'s majority‑owned limited partnership subsidiary that owns, develops and manages, through its affiliates, all of WPG Inc.'s real estate properties and other assets. WPG Inc. is the sole general partner of WPG L.P. As of March 31, 2021, our assets consisted of material interests in 101 shopping centers in the United States, consisting of open air properties and enclosed retail properties, comprised of approximately 52 million square feet of managed gross leasable area.
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
2.    Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The consolidated balance sheets as of March 31, 2021 and December 31, 2020 include the accounts of WPG Inc. and WPG L.P., as well as their majority owned and controlled subsidiaries. The accompanying consolidated statements of operations include the consolidated accounts of the Company. All intercompany transactions have been eliminated in consolidation. Due to the seasonal nature of certain operational activities, the results for the interim period ended March 31, 2021 are not necessarily indicative of the results to be expected for the full year.
These consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by GAAP for interim reporting. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods presented. The Company believes that the disclosures made are adequate to prevent the information presented from being misleading. These consolidated unaudited financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the combined 2020 Annual Report on Form 10-K for WPG Inc. and WPG L.P. (the "2020 Form 10-K").
Going Concern
We continuously project our cash flow sources and needs. In accordance with Accounting Standards Update ("ASU") 2014-15, Presentation of Financial Statements - Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, the Company is required to evaluate whether there is substantial doubt about its ability to continue as a going concern each reporting period. In evaluating the Company’s ability to continue as a going concern, management evaluated the conditions and events that could raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued on May 10, 2021.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

The Company has engaged in discussions with certain holders of the Company’s Senior Notes due 2024, or "Senior Notes" (as defined in Note 6 - "Indebtedness") and certain other stakeholders with respect to potential deleveraging or restructuring transactions. These discussions have included negotiations of the terms and conditions of a financial restructuring (the "Restructuring") of the existing debt of, existing equity interests in, and certain other obligations of the Company and certain of its direct and indirect subsidiaries (the "Company Parties"). The Restructuring may need to be implemented pursuant to a plan of reorganization (the "Plan") to be filed in cases commenced under Chapter 11 ("Chapter 11 Cases") of the United States Bankruptcy Code (the "Bankruptcy Code"). Although the Company continues to be open to all discussions with the holders of the Senior Notes and its other stakeholders regarding a potential Restructuring, there can be no assurance we will reach an agreement regarding a Restructuring in a timely manner, on terms that are attractive to us, or at all. The Company expects to continue to provide quality service to its customers without interruption and work with its business partners as usual during the course of these discussions and any potential transaction.
On February 15, 2021, we deferred the approximately $23.2 million semi-annual interest payment on the Senior Notes and commenced a 30-day grace period under the terms of the indenture governing the Senior Notes. We elected to enter into the grace period in order to collaborate with our stakeholders regarding the Restructuring. On March 16, 2021, we entered into forbearance agreements (the "Forbearance Agreements") with certain holders of our Senior Notes and certain lenders under our corporate credit facilities, on behalf of the lenders under such facilities, pursuant to which, among other things, the forbearing parties agreed not to exercise any rights and remedies available to them under the indenture governing the Senior Notes or applicable credit agreement, as applicable, related to the missed interest payment or certain other defaults (in the case of the credit agreements) until the earlier of March 31, 2021 and the occurrence of any of the early termination events specified in the agreements (the "Forbearance Periods"). The Company has entered into additional extension periods, which have extended the Forbearance Periods to May 12, 2021. Further, we have since amended each applicable Forbearance Agreement because we expect to experience a default or event of default, among other things, (i) related to the maintenance of our Total Unencumbered Assets compared to our Total Unsecured Indebtedness as set forth in the indenture governing the Senior Notes and (ii) related to the maintenance of (a) our Total Adjusted Outstanding Indebtedness compared to our Capitalization Value and (b) our Total Outstanding Unsecured Indebtedness to our Unencumbered Capitalization Value, each as set forth in the applicable credit agreement governing our corporate credit facilities. There can be no assurances that we will be able to continue to amend the Forbearance Agreements or extend the Forbearance Periods or that our lenders or noteholders will not accelerate our indebtedness outstanding under the Senior Notes or our credit facilities after the expiration of the Forbearance Periods. In connection with these negotiations, the Company incurred approximately $14.5 million of legal and professional costs through March 31, 2021, which have been recorded to general and administrative expense in the accompanying consolidated statements of operations and comprehensive loss for the period then ended.
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
Management considered the Company’s current projections of future cash flows, current financial condition, sources of liquidity, debt and other obligations due or anticipated to come due on or before May 10, 2022 in evaluating whether it has the ability to meet its obligations as they become due within one year after the date of filing of this Form 10-Q. The Company's sources of liquidity would be insufficient to satisfy such accelerated obligations if they became due on or before May 10, 2022. These conditions raise substantial doubt about the Company's ability to continue as a going concern within one year after the date that the financial statements are issued.
Reverse-Stock Split
On December 17, 2020, WPG Inc.'s common shareholders approved an amendment to WPG Inc.'s Amended and Restated Articles of Incorporation that effectuated a reverse-stock split (see Note 9 - "Equity" for additional details). Unless otherwise noted, all common share/unit and per share/unit information contained herein has been restated to reflect the effect of the reverse stock split as if it had occurred as of the beginning of the earliest period presented.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

COVID-19
The novel strain of coronavirus ("COVID-19") continues to have a negative impact on both the Company's operations and our tenants' revenues and businesses. While all of our shopping centers were open during the three months ended March 31, 2021, certain applicable operational limitations and restrictions remain in effect. In addition, during the three months ended March 31, 2021, we granted additional rent relief to certain of our tenants through a combination of approximately $4.6 million of rent abatements as well as rent deferrals to future periods which has impacted our fiscal year 2021 operating cash flows. A further worsening of the financial condition of our tenants may impact our continual assessment of future collectibility of rents, which could cause us to write-off additional straight-line rent that has not yet been billed. The situation continues to evolve as vaccine distribution continues to accelerate and while certain geographic regions across the United States are experiencing a surge in new cases as a result of mutant strains of COVID-19, which could result in shoppers limiting their in-store purchases in exchange for curbside or on-line purchases. Additional impacts to the business may arise of which the Company is not currently aware. The Company cannot predict whether, when or the manner in which the conditions surrounding COVID-19 will change, including the timing of potential additional closure requirements or the subsequent lifting of any said restrictions.
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
There have been no changes during the three months ended March 31, 2021 to any of our previous conclusions about whether an entity qualifies as a VIE or whether we are the primary beneficiary of any previously identified VIE. During the three months ended March 31, 2021, we did not provide financial or other support to a previously identified VIE that we were not previously contractually obligated to provide.
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
As of March 31, 2021, our assets consisted of material interests in 101 shopping centers. The consolidated financial statements as of that date reflect the consolidation of 85 wholly owned properties and four additional properties that are less than wholly owned, but which we control or for which we are the primary beneficiary. We account for our interests in the remaining 12 properties, or the joint venture properties, using the equity method of accounting. While we manage the day-to-day operations of the joint venture properties, we do not control the operations as we have determined that our partner or partners have substantive participating rights with respect to the assets and operations of these joint venture properties (see Note 5 - "Investment in Unconsolidated Entities, at Equity" for further details).
We allocate net operating results of WPG L.P. to third parties and to WPG Inc. based on the partners' respective weighted average ownership interests in WPG L.P. Net operating results of WPG L.P. attributable to third parties are reflected in net (loss) income attributable to noncontrolling interests. WPG Inc.'s weighted average ownership interest in WPG L.P. was 87.3% and 84.5% for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, and December 31, 2020, WPG Inc.'s ownership interest in WPG L.P. was 98.3% and 84.8%, respectively. We adjust the noncontrolling limited partners' interests at the end of each period to reflect their interest in WPG L.P.

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
The guidance is effective upon issuance and can be applied to modifications of existing contracts made after January 1, 2020 and can be applied to eligible hedging relationships existing as of or entered into after the same date. The relief is temporary and cannot be applied to contract modifications that occur after December 31, 2022 or hedging relationships entered into or evaluated after that date. However, certain optional expedients can be applied to hedging relationships evaluated in periods after December 31, 2022. As of March 31, 2021, we had approximately $1.4 billion (excluding debt issuance costs of $13.8 million) of our aggregate consolidated indebtedness that was previously indexed to LIBOR but is currently indexed to U.S. Prime (see Note 6 - "Indebtedness" for additional discussion). In addition, as of March 31, 2021, we have certain derivative contracts that are indexed to LIBOR (see Note 7 – “Derivative Financial Instruments” for details) that previously hedged certain variable rate debt instruments. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

Reconciliation of Cash, Cash Equivalents, and Restricted Cash
The following is a summary of our beginning and ending cash, cash equivalents and restricted cash totals as presented in our statements of cash flows for the three months ended March 31, 2021 and 2020:

	Balance at March 31,		Balance at December 31,
	2021	2020	2020	2019
Cash and cash equivalents	$57,074	$39,614	$92,618	$41,421
Restricted cash	38,595	35,202	37,614	34,054
Total cash, cash equivalents and restricted cash	$95,669	$74,816	$130,232	$75,475
Restricted cash primarily relates to cash held in escrow for payment of real estate taxes and property reserves for maintenance, expansion or leasehold improvements as required by our mortgage loans. Restricted cash is included in "Deferred costs and other assets" in the accompanying balance sheets as of March 31, 2021 and December 31, 2020.
4.    Investment in Real Estate
2021 Dispositions
We are party to a purchase and sale agreement to sell certain outparcels to FCPT Acquisitions, LLC ("Four Corners"). The following table summarizes the key terms of each of the closings that occurred during the three months ended March 31, 2021:

Sales Date	Parcels Sold	Purchase Price	Sales Proceeds
January 27, 2021	1	$2,121	$2,109
Based upon the closings above and amendments executed as of March 31, 2021, the Company has approximately $17.0 million remaining to close, subject to due diligence and closing conditions. Additionally, during the three months ended March 31, 2021, the Company sold certain developed outparcels for an aggregate purchase price of approximately $2.6 million, receiving net proceeds of approximately $2.4 million. The net proceeds from the disposition activities were generally used to fund ongoing redevelopment efforts and for general corporate purposes. In connection with the 2021 disposition activities, the Company recorded a net gain of $2.5 million for the three months ended March 31, 2021, which is included in gain on disposition of interests in properties, net in the accompanying consolidated statements of operations and comprehensive loss.
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
The following table summarizes the key terms of each of the closings with Four Corners that occurred during the three months ended March 31, 2020:

Sales Date	Parcels Sold	Purchase Price	Sales Proceeds
February 13, 2020	2	$1,961	$1,945
Additionally, during the three months ended March 31, 2020, the Company sold certain undeveloped land parcels and developed outparcels for an aggregate purchase price of approximately $1.5 million, receiving net proceeds of approximately $1.5 million. The net proceeds from the disposition activities were generally used to fund ongoing redevelopment efforts and for general corporate purposes. In connection with the 2020 disposition activities, the Company recorded a net gain of $26.8 million for the three months ended March 31, 2020, which is included in gain on disposition of interests in properties, net in the accompanying consolidated statements of operations and comprehensive loss.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

Impairment
During the quarter ended March 31, 2020, we recorded an impairment charge of approximately $1.3 million related to vacant land at Georgesville Square, located in Columbus, Ohio and a single tenant outparcel located in Topeka, Kansas (the "Topeka Property"). The impairment charges in both instances were due to changes in facts and circumstances when we decided to hold the assets for a shorter period which resulted in the carrying value not being recoverable from the projected cash flows. In the case of the vacant land at Georgesville Square, which was sold during the second quarter of 2020, the fair value was based on the sales price (Level 1 input). In the case of the Topeka Property, the fair value was based on general market conditions (Level 3 inputs). We did not have any impairment losses during the quarter ended March 31, 2021.
5.    Investment in Unconsolidated Entities, at Equity
The Company's investment activity in unconsolidated real estate entities during the three months ended March 31, 2021 and March 31, 2020 consisted of investments in the following material joint ventures:
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
Individual agreements specify which services the Company is to provide to each joint venture. The Company, through its affiliates, provides management, leasing, legal, construction and development services for a fee to the joint ventures as noted above. We recorded fee income of $2.5 million for the three months ended March 31, 2021, and $2.2 million for the three months ended March 31, 2020, which are included in other income in the accompanying consolidated statements of operations and comprehensive loss. Advances to the joint ventures totaled $0.6 million and $0.3 million as of March 31, 2021 and December 31, 2020, which are included in investment in and advances to unconsolidated entities, at equity in the accompanying consolidated balance sheets. Management deems this balance to be collectible and anticipates repayment within one year.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

The following table presents the combined statements of operations for our joint ventures for the three months ended March 31, 2021 and 2020:

	For the Three Months Ended March 31,
	2021	2020
Total revenues	$54,729	$63,222
Operating expenses	24,715	27,809
Depreciation and amortization	21,065	25,389
Operating income	8,949	10,024
Gain on extinguishment of debt	—	15,605
Interest expense, taxes, and other, net	(11,991)	(12,427)
Net (loss) income of the Company's unconsolidated real estate entities	$(3,042)	$13,202

Our share of loss from the Company's unconsolidated real estate entities	$(2,207)	$(1,032)
The following table presents the combined balance sheets of our joint ventures as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Assets:
Investment properties at cost, net	$1,841,810	$1,829,481
Construction in progress	30,145	50,794
Cash and cash equivalents	54,466	41,273
Tenant receivables and accrued revenue, net	37,470	45,877
Deferred costs and other assets (1)	286,087	295,121
Total assets	$2,249,978	$2,262,546
Liabilities and Members’ Equity:
Mortgage notes payable	$1,211,633	$1,214,679
Accounts payable, accrued expenses, intangibles, and deferred revenues(2)	286,744	293,336
Total liabilities	1,498,377	1,508,015
Members’ equity	751,601	754,531
Total liabilities and members’ equity	$2,249,978	$2,262,546
Our share of members’ equity, net	$394,698	$396,370

Our share of members’ equity, net	$394,698	$396,370
Advances and excess investment	20,436	19,969
Net investment in and advances to unconsolidated entities, at equity	$415,134	$416,339

(1)    Includes value of acquired in-place leases and acquired above-market leases with a net book value of $65,973 and $68,028 as of March 31, 2021 and December 31, 2020, respectively. Additionally, includes right-of-use assets of $173,375 and $173,304 related to ground leases for which our joint ventures are the lessees as of March 31, 2021 and December 31, 2020, respectively.
(2)    Includes the net book value of below market leases of $34,263 and $35,882 as of March 31, 2021 and December 31, 2020, respectively. Additionally, includes lease liabilities of $173,375 and $173,304 related to ground leases for which our joint ventures are the lessees as of March 31, 2021 and December 31, 2020, respectively.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

6.    Indebtedness
Mortgage Debt
Total mortgage indebtedness at March 31, 2021 and December 31, 2020 was as follows:

	March 31, 2021	December 31, 2020
Face amount of mortgage loans	$1,100,515	$1,104,375
Fair value adjustments, net	1,372	1,685
Debt issuance cost, net	(3,979)	(4,407)
Carrying value of mortgage loans	$1,097,908	$1,101,653
A roll forward of mortgage indebtedness from December 31, 2020 to March 31, 2021 is summarized as follows:

Balance at December 31, 2020	$1,101,653
Debt amortization payments	(3,860)
Amortization of fair value and other adjustments	(313)
Amortization of debt issuance costs	428
Balance at March 31, 2021	$1,097,908
Corporate Debt
On February 15, 2021, we deferred the approximately $23.2 million semi-annual interest payment on the Senior Notes and commenced a 30-day grace period under the terms of the indenture governing the Senior Notes. On March 16, 2021, we entered into the Forbearance Agreements, as amended and extended, with certain holders of our Senior Notes and certain lenders under our corporate credit facilities, on behalf of the lenders under such facilities, pursuant to which, among other things, the forbearing parties agreed not to exercise any rights and remedies available to them under the indenture governing the Senior Notes or applicable credit agreement, as applicable, related to the missed interest payment during the Forbearance Periods. Further, we have since amended each applicable Forbearance Agreement because we expect to experience a default or event of default, among other things, (i) related to the maintenance of our Total Unencumbered Assets compared to our Total Unsecured Indebtedness as set forth in the indenture governing the Senior Notes and (ii) related to the maintenance of (a) our Total Adjusted Outstanding Indebtedness compared to our Capitalization Value and (b) our Total Outstanding Unsecured Indebtedness to our Unencumbered Capitalization Value, each as set forth in the applicable credit agreement governing our corporate credit facilities. There are no assurances that we will be able to continue to amend the Forbearance Agreements or extend the Forbearance Periods or that our lenders or noteholders will not accelerate our indebtedness outstanding under the Senior Notes or our credit facilities after the expiration of the Forbearance Periods.
During the three months ended March 31, 2021 and as a result of the Forbearance Agreements executed with certain lenders under our corporate credit facilities, the stated interest rates, depending on total leverage levels, on our Revolver, Term Loan and December 2015 Term Loan (see below for capitalized terms) switched from a range of LIBOR plus 2.00% to 2.60%, with a LIBOR floor of 0.50% to a range of U.S. Prime plus 1.00% to 1.60% pursuant to the terms of the underlying debt agreements.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

The following table identifies our total corporate debt outstanding at March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Notes payable:
Face amount - Senior Notes due 2024(1)	$720,900	$720,900
Debt discount, net	(5,941)	(6,338)
Debt issuance costs, net	(3,785)	(4,086)
Total carrying value of notes payable	$711,174	$710,476

Term loans:(6)
Face amount - Term Loan(2)(3)	$350,000	$350,000
Face amount - December 2015 Term Loan(4)	340,000	340,000
Debt issuance costs, net	(7,572)	(8,437)
Total carrying value of term loans	$682,428	$681,563

Revolving credit facility:(2)(5)
Face amount	$647,000	$647,000
Debt issuance costs, net	(6,258)	(7,024)
Total carrying value of revolving credit facility	$640,742	$639,976

Other indebtedness:(7)
Anticipated settlement amount	$109,285	$109,285
Debt issuance costs, net	(1,496)	(1,509)
Future accretion, net	(18,201)	(19,969)
Total carrying value of other indebtedness	$89,588	$87,807
(1) The Senior Notes due 2024 were issued at a 1.533% discount and bear interest at 6.450% per annum. The Senior Notes due 2024 mature on August 15, 2024.
(2) The revolving credit facility, or "Revolver" and term loan, or "Term Loan" are collectively known as the "Facility."
(3) The Term Loan bears interest at U.S. Prime plus 1.60% or 4.85% per annum and will mature on December 30, 2022.
(4) The December 2015 Term Loan bears interest at U.S. Prime plus 1.60% or 4.85% per annum and will mature on January 10, 2023.
(5) The Revolver provides borrowings on a revolving basis up to $650.0 million, bears interest at U.S. Prime plus 1.25%, and will initially mature on December 30, 2021, subject to two six-month extensions available at our option subject to compliance with terms of the Facility and payment of a customary extension fee. At March 31, 2021, we had an aggregate available borrowing capacity of $3.0 million under the Revolver, however, we are unable to draw on the remaining capacity at this time. At March 31, 2021, the applicable interest rate on the Revolver was U.S. Prime plus 1.25%, or 4.50%. The interest rate on the Revolver may vary in the future based upon the Company's leveraged levels.
(6) The spread over U.S. Prime could vary in the future based upon changes to the Company's leveraged levels.
(7) Represents the financial liability associated with our failed sale and master ground leaseback of land at Edison Mall, located in Fort Myers, Florida; Great Lakes Mall, located in Mentor, Ohio; Irving Mall, located in Irving, Texas; and Jefferson Valley Mall, located in Yorktown Heights, New York (collectively, the "Properties"). The master ground lease has a 99-year term and includes fixed annual payments at an initial annualized rate of 7.4%, with annual rent escalators over the aforementioned term. The anticipated settlement amount represents the year 30 repurchase option price of $109.3 million to reacquire the fee interest in the land at the Properties, to which the carrying value of the financial liability is being accreted to, through interest expense, during the repurchase period. Expense is being recognized utilizing an effective interest rate of 8.52% per annum during the repurchase period.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

Covenants
Our corporate debt agreements contain financial and other covenants. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender including adjustments to the applicable interest rate. On February 15, 2021, we deferred the semi-annual interest payment on the Senior Notes, which resulted in a failure to comply with our corporate debt covenants. We have entered into Forbearance Agreements with certain holders of our Senior Notes and certain lenders under our corporate credit facilities, on behalf of the lenders under such facilities, pursuant to which, among other things, the forbearing parties agreed not to exercise any rights and remedies available to them under the indenture governing the Senior Notes or applicable credit agreement, as applicable, related to the missed interest payment or certain other defaults (in the case of the credit agreements) during the Forbearance Periods. Further, we have since amended each applicable Forbearance Agreement because we expect to experience a default or event of default, among other things, (i) related to the maintenance of our Total Unencumbered Assets compared to our Total Unsecured Indebtedness as set forth in the indenture governing the Senior Notes and (ii) related to the maintenance of (a) our Total Adjusted Outstanding Indebtedness compared to our Capitalization Value and (b) our Total Outstanding Unsecured Indebtedness to our Unencumbered Capitalization Value, each as set forth in the applicable credit agreement governing our corporate credit facilities.
The total balance of mortgages was approximately $1.1 billion as of March 31, 2021. At March 31, 2021, certain of our consolidated subsidiaries were the borrowers under 20 non-recourse loans and two full-recourse loans secured by mortgages encumbering 24 properties, including one separate pool of cross-defaulted and cross-collateralized mortgages encumbering a total of four properties. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt instruments contain financial and other non-financial covenants which are specific to the properties which serve as collateral for that debt. If the borrower fails to comply with these covenants, the lender could accelerate the debt and enforce its right against their collateral. Our existing non-recourse mortgage loans generally prohibit our subsidiaries that are borrowers thereunder from incurring additional indebtedness, subject to certain customary and limited exceptions. In addition, certain of these instruments limit the ability of the applicable borrower's parent entity from incurring mezzanine indebtedness unless certain conditions are satisfied, including compliance with maximum loan to value ratio and minimum debt service coverage ratio tests. Further, under certain of these existing agreements, if certain cash flow levels in respect of the applicable mortgaged property (as described in the applicable agreement) are not maintained for at least two consecutive quarters, the lender could accelerate the debt and enforce its right against its collateral.
During the first quarter of 2021, the borrower, a consolidated subsidiary of WPG L.P., on the $35.4 million full-recourse mortgage loan secured by Southgate Mall, located in Missoula, Montana experienced a technical default as a result of the debt service coverage ratio being below the minimum allowable ratio (see Note 12 - "Subsequent Events" for additional details).
On February 9, 2021, we received a notice of default letter, dated that same day, from the special servicer to the borrower, a consolidated subsidiary of WPG L.P., concerning the $47.3 million mortgage loan secured by Lincolnwood Town Center, located in Lincolnwood, Illinois. The notice was issued by the special servicer because the funds maintained in the cash management account were insufficient to pay the full January 2021 mortgage payment. On April 8, 2021, the Company received notification that a receiver had been appointed to manage and lease the property. The borrower continues to have discussions with the special servicer regarding this non-recourse loan. An affiliate of the Company continues to hold title to the property.
On February 2, 2021, we received a notice of default letter, dated December 8, 2020, from the special servicer to the borrower, a consolidated subsidiary of WPG L.P., concerning the $16.6 million mortgage loan secured by Anderson Mall, located in Anderson, South Carolina. The notice was issued by the special servicer because the borrower elected to not make monthly debt service payments beginning in April 2020 in response to the COVID-19 pandemic. On March 8, 2021, the Company received notification that a receiver had been appointed to manage and lease the property. The borrower continues to have discussions with the special servicer regarding this non-recourse loan. An affiliate of the Company continues to hold title to the property.
On May 26, 2020, we received a notice of default letter, dated May 14, 2020, from the special servicer to the borrower, a consolidated subsidiary of WPG L.P., concerning the $40.9 million mortgage loan secured by Port Charlotte Town Center, located in Port Charlotte, Florida. The notice was issued by the special servicer because the borrower elected to not pay the May 2020 mortgage payment due to disruption caused by the COVID-19 pandemic. The borrower continues to have discussions with the special servicer regarding this non-recourse loan. The Company continues to own, manage and lease the property.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

On February 21, 2020, we received a letter, dated that same date, from the lender notifying the borrower, a consolidated subsidiary of WPG L.P., that the $33.1 million mortgage loan secured by Muncie Mall, located in Muncie, Indiana, was transferred to special servicing because the borrower notified the lender that future projected cash flows will be insufficient to ensure future compliance with the mortgage loan due to the loss of certain tenants. On April 14, 2020, the Company received notification that a receiver had been appointed to manage and lease the property. The borrower continues to have discussions with the special servicer regarding this non-recourse loan. An affiliate of the Company continues to hold title to the property.
On November 5, 2019, we received a letter dated October 30, 2019, from the lender notifying the borrower, a consolidated subsidiary of WPG L.P., that the $45.1 million mortgage loan secured by Charlottesville Fashion Square, located in Charlottesville, Virginia, was transferred to special servicing because the borrower notified the lender that future projected cash flows will be insufficient to ensure future compliance with the mortgage loan due to the loss of certain tenants. On March 17, 2020, we received notification that a receiver had been appointed to manage, insure, and lease the property. The borrower continues to have discussions with the special servicer regarding this non-recourse loan. An affiliate of the Company still holds title to the property.
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
The Company has assessed each of the defaulted properties for impairment indicators and have concluded no impairment charges were warranted as of March 31, 2021.
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
The book value and fair value of these financial instruments and the related discount rate assumptions as of March 31, 2021 and December 31, 2020 are summarized as follows:

	March 31, 2021	December 31, 2020
Book value of fixed-rate mortgages(1)	$985,015	$1,039,375
Fair value of fixed-rate mortgages	$986,139	$1,057,727
Weighted average discount rates assumed in calculation of fair value for fixed-rate mortgages	3.98%	3.79%

Book value of fixed-rate corporate debt(1)	$830,185	$1,420,185
Fair value of fixed-rate corporate debt	$594,855	$1,203,079
Weighted average discount rates assumed in calculation of fair value for fixed-rate corporate debt	13.72%	10.22%
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
Pursuant to the Forbearance Agreements and the uncertainty surrounding the current and forecasted payment of LIBOR-indexed interest, we discontinued hedge accounting on all of our derivatives described below as of January 1, 2021. As a result, approximately $12.1 million was released from AOCL to interest expense as the Company is not able to assert that future interest payments are probable of occurring.
As of March 31, 2021, the Company had 11 outstanding interest rate derivatives with a current notional value of $640.0 million. The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the consolidated balance sheets as of March 31, 2021 and December 31, 2020:

Derivatives designated as hedging instruments:		Balance Sheet Location	March 31, 2021	December 31, 2020
Interest rate products	Liability derivatives	Accounts payable, accrued expenses, intangibles, and deferred revenue	$10,893	$14,380
There were no asset derivative instruments at March 31, 2021 and December 31, 2020. The liability derivative instruments were reported at their fair value of $10.9 million and $14.4 million at March 31, 2021 and December 31, 2020, respectively. Prior to January 1, 2021, cash flow hedge accounting was applied to these derivatives with a corresponding adjustment to OCL for the unrealized gains and losses (net of noncontrolling interest allocation). Beginning January 1, 2021, all changes in value of the derivatives are recognized immediately in interest expense. For the three months ended March 31, 2021, a gain of approximately $0.2 million was recognized in interest expense for the $3.5 million change in value of the derivatives, net of $3.3 million of interest expense related to the periodic interest settlement.
The table below presents the effect of the Company's derivative financial instruments qualifying for hedge accounting on the consolidated statements of comprehensive loss for the three months ended March 31, 2020:

Derivatives in Cash Flow Hedging Relationships (Interest rate products)	Location of Gain or Loss Recognized in Income on Derivatives	For the Three Months Ended March 31,
		2020
Amount of Loss Recognized in OCL on Derivatives	Interest expense	$(16,209)

Amount of Loss Reclassified from AOCL into Income	Interest expense	$763

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

The table below presents the effect of the Company's derivative financial instruments qualifying for hedge accounting on the consolidated statements of operations for the three months ended March 31, 2020:

Effect of Cash Flow Hedges on Consolidated Statements of Operations	For the Three Months Ended March 31,
2020
Total interest expense presented in the consolidated statements of operations in which the effects of cash flow hedges are recorded	$(38,635)

Amount of loss reclassified from accumulated other comprehensive loss into interest expense	$763

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
As of March 31, 2021, the fair value of the derivatives in a net liability position, plus accrued interest but excluding any adjustment for nonperformance risk, related to these agreements was $10.9 million. As of March 31, 2021, the Company has not posted any collateral related to these agreements. The Company is not in default with any of these provisions as of March 31, 2021. If the Company had breached any of these provisions at March 31, 2021, it would have been required to settle its obligation under these agreements at their termination value of $10.9 million.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2021 and December 31, 2020, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

The tables below present the Company’s net assets and (liabilities) measured at fair value as of March 31, 2021 and December 31, 2020 aggregated by the level in the fair value hierarchy within which those measurements fall:

	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2021
Derivative instruments, net	$—	$(10,893)	$—	$(10,893)

	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2020
Derivative instruments, net	$—	$(14,380)	$—	$(14,380)
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
We have elected the practical expedient in ASU 2016-02 to not separate non-lease components from lease components as our underlying leases qualify as operating leases and the timing and pattern of transfer of the lease and non-lease components are the same. We note that the predominant component of our leases is the lease component and thus account for the combined lease component and non-lease component (i.e. CAM) of the non-cancelable lease term on a straight-line basis in accordance with ASC 842.
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

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

The following table summarizes our rental income for the three months ended March 31, 2021 and 2020:

	For the Three Months Ended March 31,
	2021	2020
Operating lease payments, fixed	$106,766	$131,505
Operating lease payments, variable	29,412	19,104
Amortization of straight-line rent, inducements, and rent abatements	(3,123)	809
Net amortization/accretion of above and below-market leases	962	1,106
Change in estimate of collectibility of rental income	(6,473)	(5,291)
Total rental income	$127,544	$147,233
Included in the amounts presented for the three months ended March 31, 2021 are rent abatements of $4.6 million in response to the COVID-19 pandemic.
Future payments to be received under non-cancelable operating leases for each of the next five years and thereafter, excluding variable payments of tenant reimbursements, percentage or overage rents, and lease termination payments as of March 31, 2021 are as follows:

2021 (April - December)	$317,485
2022	367,702
2023	305,270
2024	243,751
2025	190,080
Thereafter	584,384
$2,008,672
9.    Equity
Reverse-Stock Split
On December 17, 2020, WPG Inc.'s common shareholders approved an amendment to WPG Inc.'s Amended and Restated Articles of Incorporation that effectuated a one-for-nine reverse-stock split of WPG Inc.’s common shares (the "Split"). As a result of the Split, the number of outstanding common shares of WPG Inc. was reduced from approximately 187.4 million to approximately 21.0 million upon the effective date of the Split. In addition, all outstanding WPG L.P. common operating units and all outstanding equity awards under the Company's equity plans were also adjusted by the same conversion ratio relating to the Split. The implementation of the Split increased the per share trading price of WPG Inc.’s common shares and satisfied the continued listing criteria set forth in Section 802.01C of the Listed Company Manual of the New York Stock Exchange ("NYSE") and cured the noncompliance notification received by WPG Inc. on April 28, 2020, for which we received notification from the NYSE on January 4, 2021 that the Company was no longer in violation.
Unless otherwise noted, all common share/unit and per share/unit information contained herein has been restated to reflect the Split as if it had occurred as of the beginning of the earliest period presented.
Exchange Rights
Subject to the terms of the limited partnership agreement of WPG L.P., limited partners in WPG L.P. have, at their option, the right to exchange all or any portion of their units for shares of WPG Inc. common stock on a one‑for‑one basis or cash, as determined by WPG Inc. Therefore, the common units held by limited partners are considered by WPG Inc. to be share equivalents and classified as noncontrolling interests within permanent equity, and classified by WPG L.P. as permanent equity. The amount of cash to be paid if the exchange right is exercised and the cash option is selected will be based on the market value of WPG Inc.'s common stock as determined pursuant to the terms of the WPG L.P. Partnership Agreement. During the three months ended March 31, 2021, WPG Inc. issued 3,399,165 shares of common stock to certain limited partners of WPG L.P. in exchange for an equal number of units pursuant to the WPG L.P. Partnership Agreement. This transaction increased WPG Inc.'s ownership interest in WPG L.P. by approximately 13.5%. There were no similar transactions during the three months ended March 31, 2020. At March 31, 2021, WPG Inc. had reserved 339,941 shares of common stock for possible issuance upon the exchange of units held by WPG L.P. limited partners.

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
Stock Based Compensation
The WPG Inc. Board of Directors (the "Board") has adopted the Washington Prime Group, L.P. 2014 Stock Incentive Plan (the "2014 Plan") and the Washington Prime Group, L.P. 2019 Stock Incentive Plan (the "2019 Plan"), which replaced the 2014 Plan with respect to the issuance of new awards, to grant awards to current and prospective directors, officers, employees and consultants of the Company or any affiliate. Under the 2014 Plan, an aggregate of 1,111,112 shares of common stock were reserved for issuance, with a maximum number of awards to be granted to a participant in any calendar year of 55,556 shares/units. Upon the adoption of the 2019 Plan, the annual threshold was removed. Under the 2019 Plan, an aggregate of 810,000 shares of common stock are reserved for issuance, excluding carryover shares from the 2014 Plan. Awards may be in the form of stock options, stock appreciation rights, restricted stock, restricted stock units ("RSUs") or other stock-based awards in WPG Inc., long term incentive units ("LTIP units" or "LTIPs") or performance units ("Performance LTIP Units") in WPG L.P. The 2019 Plan terminates on May 16, 2029.
The following is a summary by type of the awards that the Company issued during the three months ended March 31, 2021 and March 31, 2020 under the 2014 Plan and 2019 Plan.
Annual Long-Term Incentive Awards
During the three months ended March 31, 2020, the Company approved the terms and conditions of the 2020 annual awards (the "2020 Annual Long-Term Incentive Awards") for certain executive officers and employees of the Company. Under the terms of the awards program, each participant is provided the opportunity to receive (i) time-based RSUs and (ii) performance-based stock units ("PSUs"). RSUs represent a contingent right to receive one WPG Inc. common share for each vested RSU. RSUs will vest in one-third installments on each annual anniversary of the respective Grant Date (as referenced below), subject to the participant's continued employment with the Company through each vesting date and the participant's continued compliance with certain applicable covenants. During the service period, dividend equivalents will be paid in cash accruals or under some circumstances, common shares, with respect to the RSUs corresponding to the amount of any cash dividends paid by the Company to the Company's common shareholders for the applicable dividend payment dates. Compensation expense is recognized on a straight-line basis over the three year vesting term. Actual PSUs earned may range from 0%—150% of the PSUs allocated to the award recipient, based on the Company's total shareholder return ("TSR") compared to a peer group based on companies with similar assets and revenue over a three-year performance period that commenced on the respective Grant Date (as referenced below). During the performance period, dividend equivalents corresponding to the amount of any regular cash dividends paid by the Company to the Company’s common shareholders for the applicable dividend payment dates will accrue and be deemed reinvested in additional PSUs, which will be settled in common shares at the same time and only to the extent that the underlying PSU is earned and settled in common shares. Payout of the PSUs is also subject to the participant’s continued employment with the Company through the end of the performance period. The PSUs were valued through the use of a Monte Carlo model and the related compensation expense is recognized over the three-year performance period. No comparable awards were issued during the three months ended March 31, 2021.
The following table summarizes the issuance of the 2020 Annual Long-Term Incentive Awards:

2020 Annual Long-Term Incentive Awards
Grant Date	February 25, 2020

RSUs issued	152,610
Grant Date fair value per unit	$21.69

PSUs issued	152,610
Grant Date fair value per unit	$15.66
During the three months ended March 31, 2021, the performance period related to PSUs awarded in conjunction with the 2018 annual awards ended. There was no payout as the Company's TSR performance during the applicable performance period did not exceed the minimum required threshold for payout and 52,753 PSUs were forfeited.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

Stock Options
During the three months ended March 31, 2021, no stock options were granted to employees, no stock options were exercised by employees and 2,452 stock options were canceled, forfeited or expired. As of March 31, 2021, there were 60,991 stock options outstanding. During the three months ended March 31, 2020, no stock options were granted to employees, no stock options were exercised by employees and 1,510 stock options were canceled, forfeited or expired.
Share Award Related Compensation Expense
During the three months ended March 31, 2021, the Company recorded compensation expense pertaining to the awards granted of $1.3 million in general and administrative and property operating expense within the consolidated statements of operations and comprehensive loss. During the three months ended March 31, 2020, the Company recorded compensation expense pertaining to the awards granted of $1.9 million in general and administrative and property operating expense within the consolidated statements of operations and comprehensive loss. In certain instances, employment agreements and stock compensation programs provide for accelerated vesting when executives are terminated without cause. Additionally, the Committee may, in its discretion, accelerate the vesting for retiring Board members.
Distributions
For the three months ended March 31, 2021, no common share/unit dividends were declared by the Board. For the three months ended March 31, 2020, the Board declared common share/unit dividends of $1.125. Additionally, for the three months ended March 31, 2021, no dividends were declared by the Board on the Series H Cumulative Redeemable Preferred Stock, Series I Cumulative Redeemable Preferred Stock or the Series I-1 Preferred Units and the $3.6 million distributions paid during the three months ended March 31, 2021 relate to the fourth quarter 2020 preferred dividend declaration.
10.    Commitments and Contingencies
Litigation
We are involved from time-to-time in various legal proceedings that arise in the ordinary course of our business, including, but not limited to commercial disputes, environmental matters, and litigation in connection with transactions including acquisitions and divestitures. We believe that such litigation, claims and administrative proceedings will not have a material adverse impact on our financial position or our results of operations. Additionally, we may in the near future seek to implement the Restructuring pursuant to a plan of reorganization to be filed in cases commenced under Chapter 11 of the Bankruptcy Code. We record a liability when a loss is considered probable and the amount can be reasonably estimated.
Concentration of Credit Risk
All operations are within the United States and no customer or tenant accounts for 5% or more of our consolidated revenues.
Lease Commitments
As of March 31, 2021, a total of four consolidated properties are subject to ground leases. The termination dates of these ground leases occur between the years of 2026 to 2076. These ground leases generally require us to make fixed annual rental payments, or a fixed annual rental plus a percentage rent component based upon the revenues or total sales of the property. Some of these leases also include escalation clauses and renewal options. For the three months ended March 31, 2021, we incurred ground lease expense of $206, of which $7 related to straight-line rent expense, which is included in ground rent in the accompanying consolidated statements of operations and comprehensive loss. For the three months ended March 31, 2020, we incurred ground lease expense of $122 of which $5 related to straight-line rent expense. Additionally, the Company has two material office leases and one material garage lease. The termination dates of these leases occur between the years of 2023 to 2026. These leases generally require us to make fixed annual rental payments, plus our share of CAM expense and real estate taxes and insurance. For the three months ended March 31, 2021, we incurred lease expense of $628 which is included in general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss. For the three months ended March 31, 2020, we incurred lease expense of $649.

Washington Prime Group Inc. and Washington Prime Group, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

Future minimum lease payments due under these leases for each of the next five years and thereafter, excluding applicable extension options, as of March 31, 2021 are as follows:

2021 (April - December)	$1,554
2022	2,099
2023	1,427
2024	999
2025	1,008
Thereafter	19,370
Total lease payments	26,457
Less: Discount	15,680
Present value of lease liabilities	$10,777
The weighted average remaining lease term for our consolidated operating leases was 21.0 years and the weighted average discount rate for determining the lease liabilities was 8.8% at March 31, 2021. The discount rates utilized in calculating the lease liabilities represents our estimate of the Company's incremental borrowing rate over the terms that correspond to the leases. We had no financing leases as of March 31, 2021.
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
The following table sets forth the computation of WPG Inc.'s basic and diluted (loss) earnings per common share:

	For the Three Months Ended March 31,
	2021	2020
(Loss) Earnings Per Common Share, Basic:
Net (loss) earnings attributable to common shareholders - basic	$(55,377)	$3,375
Weighted average shares outstanding - basic	22,011,314	21,015,924
(Loss) earnings per common share, basic	$(2.52)	$0.16

(Loss) Earnings Per Common Share, Diluted:
Net (loss) earnings attributable to common shareholders - basic	$(55,377)	$3,375
Net (loss) earnings attributable to limited partner unitholders	(8,025)	617
Net (loss) earnings attributable to common shareholders - diluted	$(63,402)	$3,992
Weighted average common shares outstanding - basic	22,011,314	21,015,924
Weighted average operating partnership units outstanding	3,189,723	3,843,766
Weighted average additional dilutive securities outstanding	—	90,309
Weighted average common shares outstanding - diluted	25,201,037	24,949,999
(Loss) earnings per common share, diluted	$(2.52)	$0.16
For the three months ended March 31, 2021 and 2020, additional potentially dilutive securities include contingently-issuable outstanding stock options, RSUs, and performance based components of annual or special arrangement awards. For the three months ended March 31, 2021, the potential dilutive effect of 60,991 contingently-issuable outstanding stock options, 66,857 RSUs units and 262,919 performance based components of annual or special arrangement awards were excluded as their inclusion would be anti-dilutive.

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
The following table sets forth the computation of WPG L.P.'s basic and diluted (loss) earnings per common unit:

	For the Three Months Ended March 31,
	2021	2020
(Loss) Earnings Per Common Unit, Basic & Diluted:
Net (loss) earnings attributable to common unitholders - basic and diluted	$(63,402)	$3,992
Weighted average common units outstanding - basic & diluted	25,201,037	24,859,690
Weighted average additional dilutive securities outstanding	—	90,309
Weighted average units outstanding - diluted	25,201,037	24,949,999
(Loss) earnings per common unit, basic & diluted	$(2.52)	$0.16
For the three months ended March 31, 2021 and 2020, additional potentially dilutive securities include contingently-issuable units related to WPG Inc.'s outstanding stock options, RSUs, and WPG Inc.'s performance based components of annual or special arrangement awards. For the three months ended March 31, 2021, the potential dilutive effect of 60,991 contingently-issuable outstanding stock options, 66,857 RSUs and 262,919 performance based components of annual or special arrangement awards were excluded as their inclusion would be anti-dilutive.
12.    Subsequent Events
On April 22, 2021, the borrower, a consolidated subsidiary of WPG L.P., executed a modification of the $35.4 million full-recourse mortgage loan secured by Southgate Mall to address the technical default. The modification will extend the maturity of the mortgage note to September 27, 2023 and will bear interest at U.S. Prime plus 300 basis points, with a floor of 4.75% and cured the technical default.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in this report.
Overview - Basis of Presentation
Washington Prime Group Inc. ("WPG Inc.") is an Indiana corporation that operates as a fully integrated, self‑administered and self‑managed real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended (the "Code"). WPG Inc. will generally qualify as a REIT for U.S. federal income tax purposes as long as it continues to distribute at least 90% of its REIT taxable income, exclusive of net capital gains, and satisfy certain other requirements. WPG Inc. will generally be allowed a deduction against its U.S. federal income tax liability for dividends paid by it to REIT shareholders, thereby reducing or eliminating any corporate level taxation to WPG Inc. Washington Prime Group, L.P. ("WPG L.P.") is WPG Inc.'s majority‑owned limited partnership subsidiary that owns, develops and manages, through its affiliates, all of WPG Inc.'s real estate properties and other assets. WPG Inc. is the sole general partner of WPG L.P. As of March 31, 2021, our assets consisted of material interests in 101 shopping centers in the United States, consisting of open air properties and enclosed retail properties, comprised of approximately 52 million square feet of managed gross leasable area.
Unless the context otherwise requires, references to "WPG," the "Company," "we," "us" and "our" refer to WPG Inc., WPG L.P. and entities in which WPG Inc. or WPG L.P. (or any affiliate) has a material ownership or financial interest, on a consolidated basis.
The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The consolidated balance sheets as of March 31, 2021 and December 31, 2020 include the accounts of WPG Inc. and WPG L.P., as well as their majority owned and controlled subsidiaries. The consolidated statements of operations include the consolidated accounts of the Company. All intercompany transactions have been eliminated in consolidation. In the opinion of management, the consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods presented. The Company believes that the disclosures made are adequate to prevent the information presented from being misleading.
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
On February 15, 2021, we deferred the approximately $23.2 million semi-annual interest payment on the Senior Notes and commenced a 30-day grace period under the terms of the indenture governing the Senior Notes. We elected to enter into the grace period in order to collaborate with our Noteholders regarding the Restructuring. On March 16, 2021, we entered into forbearance agreements (the “Forbearance Agreements”) with certain holders of our Senior Notes and certain lenders under our corporate credit facilities, on behalf of the lenders under such facilities, pursuant to which, among other things, the forbearing parties agreed not to exercise any rights and remedies available to them under the indenture governing the Senior Notes or applicable credit agreement, as applicable, related to the missed interest payment or certain other defaults (in the case of the credit agreements) until the earlier of March 31, 2021 and the occurrence of any of the early termination events specified in the agreements (the “Forbearance Periods”). The Company has entered into additional extension periods, which have extended the Forbearance Periods to May 12, 2021. Further, we have since amended each applicable Forbearance Agreement because we expect to experience a default or event of default, among other things, (i) related to the maintenance of our Total Unencumbered Assets compared to our Total Unsecured Indebtedness as set forth in the indenture governing the Senior Notes and (ii) related to the maintenance of (a) our Total Adjusted Outstanding Indebtedness compared to our Capitalization Value and (b) our Total Outstanding Unsecured Indebtedness to our Unencumbered Capitalization Value, each as set forth in the applicable credit agreement governing our corporate credit facilities.There can be no assurances that we will be able to continue to amend the Forbearance Agreements or extend the Forbearance Periods or that our lenders or noteholders will not accelerate our indebtedness outstanding under the Senior Notes or our credit facilities after the expiration of the Forbearance Periods.

In connection with these negotiations, the Company incurred approximately $14.5 million of legal and professional costs through March 31, 2021, which have been recorded to general and administrative expense in the consolidated statements of operations and comprehensive loss for the period then ended.
Our intentions are to consummate the Restructuring and to generate sufficient liquidity from the Restructuring to meet our obligations and operating needs. If the Restructuring is unsuccessful, our cash position may not be sufficient to support our daily operations or initiatives. These factors, among others, create substantial doubt about the Company’s ability to continue as a going concern.
COVID-19
The novel strain of coronavirus ("COVID-19") continues to have a negative impact on both the Company's operations and our tenants' revenues and businesses. While all of our shopping centers were open during the three months ended March 31, 2021, certain applicable operational limitations and restrictions remain in effect. In addition, during the three months ended March 31, 2021, we granted additional rent relief to certain of our tenants through a combination of approximately $4.6 million of rent abatements as well as rent deferrals to future periods which has impacted our fiscal year 2021 operating cash flows. A further worsening of the financial condition of our tenants may impact our continual assessment of future collectibility of rents, which could cause us to write-off additional straight-line rent that has not yet been billed. The situation continues to evolve as vaccine distribution continues to accelerate and while certain geographic regions across the United States are experiencing a surge in new cases as a result of mutant strains of COVID-19, which could result in shoppers limiting their in-store purchases in exchange for curbside or on-line purchases. Additional impacts to the business may arise that we are not aware of currently. We cannot predict whether, when or the manner in which the conditions surrounding COVID-19 will change, including the timing of potential additional closure requirements or the subsequent lifting of any said restrictions.
Impairment
During the quarter ended March 31, 2020, we recorded an impairment charge of approximately $1.3 million related to vacant land at Georgesville Square, located in Columbus, Ohio and a single tenant outparcel located in Topeka, Kansas (the "Topeka Property"). The impairment charges in both instances were due to changes in facts and circumstances when we decided to hold the assets for a shorter period which resulted in the carrying value not being recoverable from the projected cash flows. In the case of the vacant land at Georgesville Square, which was sold during the second quarter of 2020, the fair value was based on the sales price. In the case of the Topeka Property, the fair value was based on general market conditions. We did not have any impairment losses during the quarter ended March 31, 2021.
New Accounting Pronouncements
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
The guidance is effective upon issuance and can be applied to modifications of existing contracts made after January 1, 2020 and can be applied to eligible hedging relationships existing as of or entered into after the same date. The relief is temporary and cannot be applied to contract modifications that occur after December 31, 2022 or hedging relationships entered into or evaluated after that date. However, certain optional expedients can be applied to hedging relationships evaluated in periods after December 31, 2022. As of March 31, 2021, we had approximately $1.4 billion (excluding debt issuance costs of $13.8 million) of our aggregate consolidated indebtedness that was previously indexed to LIBOR but is currently indexed to U.S. Prime (see "Financing & Debt" for additional details). In addition, as of March 31, 2021, we have certain derivative contracts that are indexed to LIBOR (see Note 7 in Part 1 Item 1 for details) that previously hedged certain variable rate debt instruments. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

Four Corners Outparcel Sales
We are party to a purchase and sale agreement to sell certain outparcels to FCPT Acquisitions, LLC ("Four Corners"). The following table summarizes the key terms of each of the closings that occurred during the three months ended March 31, 2021 (dollars in thousands):

Sales Date	Parcels Sold	Purchase Price	Sales Proceeds
January 27, 2021	1	$2,121	$2,109
The net proceeds were generally used to fund ongoing redevelopment efforts and for general corporate purposes. Based upon the closings above and amendments executed as of March 31, 2021, the Company has approximately $17.0 million remaining to close, subject to due diligence and closing conditions.
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
Portfolio Data
The portfolio data discussed in this overview includes key operating statistics for the Company including period ending occupancy, average base minimum rent per square foot and comparable NOI for the core properties owned and managed at March 31, 2021. The Company generates approximately 90% of the NOI from our Tier 1 and open air properties. As these properties are core to our future growth and receive the majority of our capital allocation, we disclose our operating metrics for this portion of our portfolio and exclude our noncore properties as well as our Tier 2 properties. Refer to "Enclosed Retail Property Tiers" below for our property listing as of March 31, 2021.
Ending occupancy for the Tier 1 and open air properties was 90.8% as of March 31, 2021, as compared to 93.3% as of March 31, 2020. Average base minimum rent per square foot for the core portfolio decreased 3.6% when comparing March 31, 2021 to March 31, 2020. Comparable NOI for the Tier 1 and open air properties decreased 17.4% in the first quarter of 2021 when compared to the first quarter of 2020. The Tier 1 properties had a decrease in comparable NOI of 20.1%, and the open air properties had a decrease in comparable NOI of 12.2% in the first quarter of 2021 as compared to the same period in 2020. This year-over-year decrease in NOI was primarily driven by the impacts of the COVID-19 pandemic on our and our tenants' operations, an increase in our reserve for high risk receivables from tenants, the impact of first quarter 2021 rent abatements including moves to percentage rent structures for a number of tenants, the impact of 2020 bankruptcies and lost rent from lower occupancy when compared to the first quarter of 2020.

The following table sets forth key operating statistics for the combined portfolio of the Tier 1 and open air properties:

	March 31, 2021	March 31, 2020	% Change
Ending occupancy(1)	90.8%	93.3%	(2.5)%
Average base minimum rent per square foot(2)	$20.47	$21.23	(3.6)%
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
Current Leasing Activities
During the three months ended March 31, 2021, we signed new leases and renewal leases with terms in excess of a year (excluding enclosed retail property anchors, majors, offices, and in-line spaces in excess of 10,000 square feet) across the Tier 1 and open air portfolio, comprising approximately 590,200 square feet. The average annual initial base minimum rent for new leases was $27.57 per square foot ("psf") and for renewed leases was $21.83 psf. For these leases, the average for tenant allowances was $33.13 psf for new leases and $4.24 psf for renewals. During the three months ended March 31, 2020, we signed new leases and renewal leases with terms in excess of a year (excluding enclosed retail property anchors, majors, offices, and in-line spaces in excess of 10,000 square feet) across the Tier 1 and open air portfolio, comprising approximately 760,500 square feet. The average annual initial base minimum rent for new leases was $19.47 psf and for renewed leases was $16.26 psf. For these leases, the average for tenant allowances was $29.64 psf for new leases and $3.28 psf for renewals. The leasing activity for the first three months of 2021 compared to the same period in 2020, when including all leases, was constant at 1.4 million square feet.
Enclosed Retail Property Tiers
The following table categorizes the enclosed retail properties into their respective tiers as of March 31, 2021:

Tier 1			Tier 2/Noncore
Arbor Hills	Morgantown Mall	Tier 2
Arboretum, The	Northtown Mall		Boynton Beach Mall
Ashland Town Center	Northwoods Mall		Chautauqua Mall
Bowie Town Center	Oklahoma City Properties		Indian Mound Mall
Clay Terrace	Orange Park Mall		Lima Mall
Edison Mall	Paddock Mall		Maplewood Mall
Grand Central Mall	Pearlridge Center		New Towne Mall
Great Lakes Mall	Polaris Fashion Place		Rolling Oaks Mall
Irving Mall	Scottsdale Quarter		Sunland Park Mall
Jefferson Valley Mall	Southern Hills Mall		Westminster Mall
Lindale Mall	Southern Park Mall	Noncore
Longview Mall	Southgate Mall		Anderson Mall[1]
Malibu Lumber Yard	The Outlet Collection | Seattle		Brunswick Square[1]
Mall at Fairfield Commons, The	Town Center at Aurora		Charlottesville Fashion Square
Mall at Johnson City, The	Town Center Crossing & Plaza		Cottonwood Mall[1]
Markland Mall	Waterford Lakes Town Center		Dayton Mall[1]
Melbourne Square	Weberstown Mall		Lincolnwood Town Center[1]
Mesa Mall	WestShore Plaza		Muncie Mall
Oak Court Mall[1]
Port Charlotte Town Center[1]

1 During the quarter ended March 31, 2021, the property changed tiers.

Results of Operations
Activities Affecting Results
The COVID-19 pandemic had a material impact on our 2020 results and continues to have an impact on our 2021 results, which is discussed throughout. In addition, the following property related transactions affected our results in the comparative periods:
•During the 2021 period, we completed the sale of one outparcel to Four Corners (see further details in Note 4 of the Condensed Notes to the Unaudited Consolidated Financial Statements in Part I, Item 1).
•On January 31, 2020, we completed the sale of Dekalb Plaza, located in King of Prussia, Pennsylvania, to an unaffiliated private real estate investor.
•On January 14, 2020, we completed the sale of Matteson Plaza, located in Matteson, Illinois, to an unaffiliated private real estate investor.
•During 2020, we completed the sale of six outparcels to Four Corners.
For the purposes of the following comparisons, the transactions listed above are referred to as the "Property Transactions," and "comparable properties" refers to the remaining properties we owned and operated throughout both of the periods under comparison.
Three Months Ended March 31, 2021 vs. Three Months Ended March 31, 2020
Rental income decreased $19.7 million, primarily due to the effects of the COVID-19 pandemic as well as tenant specific bankruptcy activity during throughout 2020. Inclusive in this decrease was approximately $4.6 million of additional rental abatements granted during the 2021 period as a result of the ongoing effects of the COVID-19 pandemic on tenant operations. Other income decreased $1.0 million which was primarily due to a $0.8 million decrease in property ancillary income recognized and a $0.5 million decrease in insurance proceeds received, offset by an increase of $0.3 million related to fee income recognized in the current period.
Property operating expenses increased $2.2 million, which was directly attributable to increased snow removal costs during the 2021 period. Depreciation and amortization decreased $7.4 million, primarily due to the accelerated depreciation of certain tenant improvements, leasing commissions, and lease-in-place intangibles during 2020 as a result of increased lease terminations due to COVID-19 and related tenant bankruptcies, in addition to the lower depreciation as a result of the 2020 impairment write-downs of certain depreciable assets. Real estate taxes decreased $1.4 million, which was primarily attributable to successful tax appeals during the first quarter of 2021. General and administrative expenses increased $16.1 million, which was primarily attributable to the $14.5 million of legal and professional fees incurred related to the Company's capital restructuring efforts and a $1.6 million increase attributable to a change in executive bonus compensation in response to said restructuring efforts (see "Recent Developments" for further discussion). The $1.3 million impairment charge recorded in the 2020 period related to the write down of the Topeka Property and vacant land. There was no impairment charge recognized in the 2021 period.
Interest expense, net, increased $12.9 million, which was primarily attributed to a net $12.1 million adjustment due to the discontinuation of hedge accounting as a result of our capital restructuring efforts, and a net $0.8 million increase due to a change in interest rates on our Revolver and Terms Loans (see "Financing & Debt" for capitalized terms) plus higher amortization of capitalized debt issuance costs related to costs incurred during our third quarter 2020 credit facility modifications.
Gain on disposition of interests in properties, net decreased $24.3 million which is primarily attributable to gains recognized during the first quarter of 2020 related to the dispositions of Matteson Plaza, Dekalb Plaza, and an unconsolidated joint venture.
Loss from unconsolidated entities increased $1.2 million which was primarily attributable to rent relief provided to tenants, lower occupancy levels, and changes in our assessment of collectibility of tenant receivables at the properties as a result of the COVID-19 pandemic.
For WPG Inc., net (loss) income attributable to noncontrolling interests primarily relates to the allocation of (loss) income to third parties based on their respective weighted average ownership of limited partnership interest in WPG L.P. During the three months ended March 31, 2021, a significant portion of the outstanding WPG L.P. units were converted to WPG Inc. common stock, which resulted in WPG Inc.'s weighted average ownership percentage increasing from 84.5% for the three months ended March 31, 2020 to 87.3% for the three months ended March 31, 2021.

Liquidity and Capital Resources
See "Recent Developments" at the beginning of this Item 2.
Our primary uses of cash include payment of operating expenses, working capital, debt repayment, including principal and interest, reinvestment in properties, development and redevelopment of properties, and tenant allowances. Our primary sources of cash are operating cash flow and borrowings under our debt arrangements, including our Revolver (as defined in "Financing and Debt"), unsecured notes payable and senior term loans as further discussed below.
Annually, we derive most of our liquidity from leases that generate positive net cash flow from operations. However, total cash flows from operations during the three months ended March 31, 2021 was $3.3 million as compared to cash flows from operations of $10.0 million during the three months ended March 31, 2020, which was a direct result of rent relief provided to our tenants and higher tenant receivable balances as a result of the COVID-19 pandemic as well as costs incurred to date related to the Restructuring. Due to the seasonal nature of certain operational activities as well as the ongoing impact of both the COVID-19 pandemic and ongoing Restructuring, the cash flows from operations for the three months ended March 31, 2021 are not necessarily indicative of the cash flows from operations expected for the rest of 2021.
Our balance of cash and cash equivalents decreased $35.5 million the three months ended March 31, 2021 to $57.1 million as of March 31, 2021. The decrease was primarily due to the payment of capital expenditures in addition to costs incurred to date related to the Restructuring. See "Cash Flows" below for more information.
Because we own primarily long-lived income-producing assets, our financing strategy relies on a combination of long-term mortgage debt as well as secured and unsecured debt supported by a quality unencumbered asset pool, providing us with ample flexibility from a liquidity perspective. Our strategy is to have the majority of our debt fixed either through fixed rate mortgages or interest rate swaps that effectively fix the interest rate. At March 31, 2021, floating rate debt (excluding loans hedged to fixed interest) comprised 44.7% of our total consolidated debt. We will continue to monitor our borrowing mix to limit market risk.
On March 31, 2021, we had an aggregate available borrowing capacity of $3.0 million under the Revolver, net of outstanding borrowings of $647.0 million. However, we are unable to draw on the remaining capacity at this time. The weighted average interest rate on the Revolver was 3.3% during the three months ended March 31, 2021.
The consolidated indebtedness of our business was approximately $3.2 billion as of March 31, 2021, or an increase of approximately $0.4 million from December 31, 2020 as a result of the amortization of bond discounts and capitalized debt issuance costs.
Outlook
Our business model and WPG Inc.'s status as a REIT require us to regularly access the debt markets to raise funds for acquisition, development and redevelopment activity, and to refinance maturing debt. We may also, from time to time, access the equity capital markets to accomplish our business objectives. See "Recent Developments" at the beginning of this Item 2 for additional details on our outlook for 2021.
The successful execution of our business strategy will require the availability of substantial amounts of operating and development capital both currently and over time. Sources of such capital could include additional bank borrowings, public and private offerings of debt or equity, including rights offerings, sale of certain assets and joint ventures.
Cash Flows
Our net cash flow from operating activities totaled $3.3 million during the three months ended March 31, 2021, as compared to $10.0 million of cash flow provided by operating activities during the three months ended March 31, 2020. This decrease was directly attributable to the rent relief provided to our tenants and higher tenant receivable balances as a result of the COVID-19 pandemic, as well as costs incurred to date related to the Restructuring. During this period, we also:
•funded capital expenditures and redevelopment projects of $33.4 million;
•received net proceeds from the sale of interests in properties and outparcels of $4.5 million;
•funded investments in unconsolidated entities of $3.0 million;
•received distributions of capital from unconsolidated entities of $1.9 million;
•funded net payments on our debt financing, refinancing and repayment activities of $3.9 million; and
•funded distributions to preferred shareholders and unitholders of $3.6 million.
We anticipate that cash generated from operations will be sufficient in 2021 to meet operating expenses, monthly debt service, recurring capital expenditures, committed redevelopment and cover the majority of distributions to shareholders necessary to maintain WPG Inc.'s status as a REIT.

Financing and Debt
Mortgage Debt
Total mortgage indebtedness at March 31, 2021 and December 31, 2020 was as follows (in thousands):

	March 31, 2021	December 31, 2020
Face amount of mortgage loans	$1,100,515	$1,104,375
Fair value adjustments, net	1,372	1,685
Debt issuance cost, net	(3,979)	(4,407)
Carrying value of mortgage loans	$1,097,908	$1,101,653
A roll forward of mortgage indebtedness from December 31, 2020 to March 31, 2021 is summarized as follows (in thousands):

Balance at December 31, 2020	$1,101,653
Debt amortization payments	(3,860)
Amortization of fair value and other adjustments	(313)
Amortization of debt issuance costs	428
Balance at March 31, 2021	$1,097,908
On April 1, 2021, the $50.5 million mortgage loan secured by Town Center at Aurora, located in Aurora, Colorado, matured. The borrower, a consolidated subsidiary of WPG L.P., is in discussions with the lender to extend the maturity date of the mortgage loan.
On April 22, 2021, the borrower, a consolidated subsidiary of WPG L.P., executed a modification of the $35.4 million full-recourse mortgage loan secured by Southgate Mall, located in Missoula, Montana. The modification addressed a technical default resulting from a shortfall in the debt service coverage ratio, and extended the maturity of the mortgage note to September 27, 2023. Under the modified terms, the mortgage loan will bear interest at U.S. Prime plus 300 basis points, with a floor of 4.75%.
Highly-levered Assets
As of March 31, 2021, we have identified nine consolidated mortgage loans that have leverage levels in excess of our targeted leverage. These mortgage loans total $456.9 million and encumber Anderson Mall, located in Anderson, South Carolina; Brunswick Square Mall, located in East Brunswick, New York; Charlottesville Fashion Square, located in Charlottesville, Virginia; Cottonwood Mall, located in Albuquerque, New Mexico; Dayton Mall, located in Dayton, Ohio; Lincolnwood Town Center, located in Lincolnwood, Illinois; Muncie Mall, located in Muncie, Indiana; Oak Court Mall & Offices, located in Memphis, Tennessee; and Port Charlotte Town Center, located in Port Charlotte, Florida, all of which have been identified as noncore properties. With the exception of Brunswick Square Mall, Cottonwood Mall, and Dayton Mall, we have commenced discussions with the special servicers on these non-recourse mortgages, and we expect to improve our leverage once all, or a portion of them, are transitioned to the lenders, with minimal impact to net cash flows. See "Covenants" below for further discussion on these highly-levered assets as of March 31, 2021.
Corporate Debt
On February 15, 2021, we deferred the approximately $23.2 million semi-annual interest payment on the Senior Notes and commenced a 30-day grace period under the terms of the indenture governing the Senior Notes. On March 16, 2021, we entered into the Forbearance Agreements, as amended and extended, with certain holders of our Senior Notes and certain lender under our corporate credit facilities, on behalf of the lenders under such facilities, pursuant to which, among other things, the forbearing parties agreed not to exercise any rights and remedies available to them under the indenture governing the Senior Notes or applicable credit agreement, as applicable, related to the missed interest payment during the Forbearance Periods. There are no assurances that we will be able to continue to amend the Forbearance Agreements or extend the Forbearance Periods or that our lenders or noteholders will not accelerate our indebtedness outstanding under the Senior Notes or our credit facilities after the expiration of the Forbearance Periods. Further, we have since amended each applicable Forbearance Agreement because we expect to experience a default or event of default, among other things, (i) related to the maintenance of our Total Unencumbered Assets compared to our Total Unsecured Indebtedness as set forth in the indenture governing the Senior Notes and (ii) related to the maintenance of (a) our Total Adjusted Outstanding Indebtedness compared to our Capitalization Value and (b) our Total Outstanding Unsecured Indebtedness to our Unencumbered Capitalization Value, each as set forth in the applicable credit agreement governing our corporate credit facilities.

During the three months ended March 31, 2021, and as a result of the Forbearance Agreements executed with certain lenders under our corporate credit facilities, the stated interest rates, depending on total leverage levels, on our Revolver, Term Loan and December 2015 Term Loan (see below for capitalized terms) switched from a range of LIBOR plus 2.00% to 2.60%, with a LIBOR floor of 0.50% to a range of U.S. Prime plus 1.00% to 1.60% pursuant to the terms of the underlying debt agreements. As a result of the rate change, we expect an annualized increase of approximately $23.4 million in interest payments based on rates in place at March 31, 2021. Additionally, pursuant to the Forbearance Agreements and the uncertainty surrounding the current and forecasted payment of LIBOR-indexed interest, we discontinued hedge accounting on all of our derivatives as of January 1, 2021. As a result, approximately $12.1 million was released from accumulated other comprehensive loss to interest expense as the Company is not able to assert that future interest payments are probable of occurring.
The following table identifies our total corporate debt outstanding at March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Notes payable:
Face amount - Senior Notes due 2024(1)	$720,900	$720,900
Debt discount, net	(5,941)	(6,338)
Debt issuance costs, net	(3,785)	(4,086)
Total carrying value of notes payable	$711,174	$710,476

Term loans:(6)
Face amount - Term Loan(2)(3)	$350,000	$350,000
Face amount - December 2015 Term Loan(4)	340,000	340,000
Debt issuance costs, net	(7,572)	(8,437)
Total carrying value of term loans	$682,428	$681,563

Revolving credit facility:(2)(5)
Face amount	$647,000	$647,000
Debt issuance costs, net	(6,258)	(7,024)
Total carrying value of revolving credit facility	$640,742	$639,976

Other indebtedness:(7)
Anticipated settlement amount	$109,285	$109,285
Debt issuance costs, net	(1,496)	(1,509)
Future accretion, net	(18,201)	(19,969)
Total carrying value of other indebtedness	$89,588	$87,807
(1) The Senior Notes due 2024 were issued at a 1.533% discount and bear interest at 6.450% per annum. The Senior Notes due 2024 mature on August 15, 2024.
(2) The revolving credit facility, or "Revolver" and term loan, or "Term Loan" are collectively known as the "Facility."
(3) The Term Loan bears interest at U.S. Prime plus 1.60% or 4.85% per annum and will mature on December 30, 2022.
(4) The December 2015 Term Loan bears interest at U.S. Prime plus 1.60% or 4.85% per annum and will mature on January 10, 2023.
(5) The Revolver provides borrowings on a revolving basis up to $650.0 million, bears interest at U.S. Prime plus 1.25%, and will initially mature on December 30, 2021, subject to two six-month extensions available at our option subject to compliance with terms of the Facility and payment of a customary extension fee. At March 31, 2021, we had an aggregate available borrowing capacity of $3.0 million under the Revolver, however, we are unable to draw on the remaining capacity at this time. At March 31, 2021, the applicable interest rate on the Revolver was U.S. Prime plus 1.25%, or 4.50%. The interest rate on the Revolver may vary in the future based upon the Company's leveraged levels.
(6) The spread over U.S. Prime could vary in the future based upon changes to the Company's leveraged levels.
(7) Represents the financial liability associated with our failed sale and master ground leaseback of land at Edison Mall, located in Fort Myers, Florida; Great Lakes Mall, located in Mentor, Ohio; Irving Mall, located in Irving, Texas; and Jefferson Valley Mall, located in Yorktown Heights, New York (collectively, the "Properties"). The master ground lease has a 99-year term and includes fixed annual payments at an initial annualized rate of 7.4%, with annual rent escalators over the aforementioned term. The anticipated settlement amount represents the year 30 repurchase option price of $109.3 million to reacquire the fee interest in the land at the Properties, to which the carrying value of the financial liability is being accreted to, through interest expense, during the repurchase period. Expense is being recognized utilizing an effective interest rate of 8.52% per annum during the repurchase period.

Covenants
Our corporate debt agreements contain financial and other covenants. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender including adjustments to the applicable interest rate. On February 15, 2021, we deferred the semi-annual interest payment on the Senior Notes, which resulted in a failure to comply with our corporate debt covenants. We have entered into Forbearance Agreements with certain holders of our Senior Notes and certain lenders under our corporate credit facilities, on behalf of the lenders under such facilities, pursuant to which, among other things, the forbearing parties agreed not to exercise any rights and remedies available to them under the indenture governing the Senior Notes or applicable credit agreement, as applicable, related to the missed interest payment or certain other defaults (in the case of the credit agreements) during the Forbearance Periods. Further, we have since amended each applicable Forbearance Agreement because we expect to experience a default or event of default, among other things, (i) related to the maintenance of our Total Unencumbered Assets compared to our Total Unsecured Indebtedness as set forth in the indenture governing the Senior Notes and (ii) related to the maintenance of (a) our Total Adjusted Outstanding Indebtedness compared to our Capitalization Value and (b) our Total Outstanding Unsecured Indebtedness to our Unencumbered Capitalization Value, each as set forth in the applicable credit agreement governing our corporate credit facilities.
The total balance of mortgages was approximately $1.1 billion as of March 31, 2021. At March 31, 2021, certain of our consolidated subsidiaries were the borrowers under 20 non-recourse loans and two full-recourse loans secured by mortgages encumbering 24 properties, including one separate pool of cross-defaulted and cross-collateralized mortgages encumbering a total of four properties. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt instruments contain financial and other non-financial covenants which are specific to the properties which serve as collateral for that debt. If the borrower fails to comply with these covenants, the lender could accelerate the debt and enforce its right against their collateral. Our existing non-recourse mortgage loans generally prohibit our subsidiaries that are borrowers thereunder from incurring additional indebtedness, subject to certain customary and limited exceptions. In addition, certain of these instruments limit the ability of the applicable borrower's parent entity from incurring mezzanine indebtedness unless certain conditions are satisfied, including compliance with maximum loan to value ratio and minimum debt service coverage ratio tests. Further, under certain of these existing agreements, if certain cash flow levels in respect of the applicable mortgaged property (as described in the applicable agreement) are not maintained for at least two consecutive quarters, the lender could accelerate the debt and enforce its right against its collateral.
During the first quarter of 2021, the borrower, a consolidated subsidiary of WPG L.P., on the $35.4 million full-recourse mortgage loan secured by Southgate Mall experienced a technical default as a result of the debt service coverage ratio being below the minimum allowable ratio. We modified the mortgage loan on April 22, 2021 to address the technical default as well as extend the loan maturity date to September 27, 2023.
On February 9, 2021, we received a notice of default letter, dated that same day, from the special servicer to the borrower, a consolidated subsidiary of WPG L.P., concerning the $47.3 million mortgage loan secured by Lincolnwood Town Center. The notice was issued by the special servicer because the funds maintained in the cash management account were insufficient to pay the full January 2021 mortgage payment. On April 8, 2021, the Company received notification that a receiver had been appointed to manage and lease the property. The borrower continues to have discussions with the special servicer regarding this non-recourse loan. An affiliate of the Company continues to hold title to the property.
On February 2, 2021, we received a notice of default letter, dated December 8, 2020, from the special servicer to the borrower, a consolidated subsidiary of WPG L.P., concerning the $16.6 million mortgage loan secured by Anderson Mall. The notice was issued by the special servicer because the borrower elected to not make monthly debt service payments beginning in April 2020 in response to the COVID-19 pandemic. On March 8, 2021, the Company received notification that a receiver had been appointed to manage and lease the property. The borrower continues to have discussions with the special servicer regarding this non-recourse loan. An affiliate of the Company continues to hold title to the property.
On May 26, 2020, we received a notice of default letter, dated May 14, 2020, from the special servicer to the borrower, a consolidated subsidiary of WPG L.P., concerning the $40.9 million mortgage loan secured by Port Charlotte Town Center. The notice was issued by the special servicer because the borrower elected to not pay the May 2020 mortgage payment due to disruption caused by the COVID-19 pandemic. The borrower continues to have discussions with the special servicer regarding this non-recourse loan. The Company continues to own, manage and lease the property.
On February 21, 2020, we received a letter, dated that same date, from the lender notifying the borrower, a consolidated subsidiary of WPG L.P., that the $33.1 million mortgage loan secured by Muncie Mall was transferred to special servicing because the borrower notified the lender that future projected cash flows will be insufficient to ensure future compliance with the mortgage loan due to the loss of certain tenants. On April 14, 2020, the Company received notification that a receiver had been appointed to manage and lease the property. The borrower continues to have discussions with the special servicer regarding this non-recourse loan. An affiliate of the Company continues to hold title to the property.

On November 5, 2019, we received a letter dated October 30, 2019, from the lender notifying the borrower, a consolidated subsidiary of WPG L.P., that the $45.1 million mortgage loan secured by Charlottesville Fashion Square was transferred to special servicing because the borrower notified the lender that future projected cash flows will be insufficient to ensure future compliance with the mortgage loan due to the loss of certain tenants. On March 17, 2020, we received notification that a receiver had been appointed to manage, insure, and lease the property. The borrower continues to have discussions with the special servicer regarding this non-recourse loan. An affiliate of the Company still holds title to the property.
In addition and in response to the COVID-19 pandemic, the borrower, a consolidated subsidiary of WPG L.P., elected to not make monthly debt service payments beginning in April 2020 on the $36.1 million mortgage loan secured by Oak Court Mall & Offices. The borrower continues to have discussions with the special servicer of the non-recourse loan and is considering various options.
The Company has assessed each of the defaulted properties for impairment indicators and have concluded no impairment charges were warranted as of March 31, 2021.
Summary of Financing
Our consolidated debt and the effective weighted average interest rates as of March 31, 2021 and December 31, 2020, consisted of the following (dollars in thousands):

	March 31, 2021	Weighted Average Interest Rate	December 31, 2020	Weighted Average Interest Rate
Fixed-rate debt, face amount (1)	$1,815,200	5.53%	$2,459,560	5.55%
Variable-rate debt, face amount	1,452,500	4.53%	812,000	2.80%
Total face amount of debt	3,267,700	5.09%	3,271,560	4.87%
Note discount	(5,941)		(6,338)
Fair value adjustments, net	1,372		1,685
Future accretion, net	(18,201)		(19,969)
Debt issuance costs, net	(23,090)		(25,463)
Total carrying value of debt	$3,221,840		$3,221,475
(1) Includes variable rate debt whose interest rates were fixed via swap agreements in 2020. Upon the discontinuation of hedge accounting on January 1, 2021, certain debt amounts were reclassified from fixed rate debt to variable-rate debt.
Contractual Obligations
The following table summarizes the material aspects of the Company's future obligations for consolidated entities as of March 31, 2021, for the remainder of 2021 and for subsequent years thereafter assuming the obligations remain outstanding through maturities noted below (in thousands):

	2021	2022 - 2023	2024 - 2025	Thereafter	Total
Long term debt(1)	$354,629	$1,537,124	$989,291	$386,656	$3,267,700
Interest payments(2)	123,838	226,135	73,924	270,219	694,116
Distributions(3)	3,568	—	—	—	3,568
Ground rent/operating leases(4)	1,675	3,778	2,138	19,369	26,960
Purchase/tenant obligations(5)	81,587	27,196	—	—	108,783
Total	$565,297	$1,794,233	$1,065,353	$676,244	$4,101,127
(1) Represents principal maturities only and therefore excludes net fair value adjustments of $1,372, debt issuance costs of $(23,090), net future accretion of $(18,201) and note discount of $(5,941) as of March 31, 2021. The principal maturities reflect any available extension options within the control of the Company.
(2) Variable rate interest payments are estimated based on the LIBOR or U.S. Prime rates at March 31, 2021.
(3) Since there is no required redemption, distributions on the Series H Preferred Shares/Units, Series I Preferred Shares/Units and Series I-1 Preferred Units may be paid in perpetuity; for purposes of this table, such distributions are included upon declaration by the Board or as recognized as a deduction to net (loss) income as the preferred shares/units are callable at the Company's discretion.
(4) Represents minimum future lease payments due through the end of the initial lease term under executed leases.
(5) Includes amounts due under executed leases and commitments to vendors for development and other matters.

The following table summarizes the material aspects of the Company's proportionate share of future obligations for unconsolidated entities as of March 31, 2021, for the remainder of 2021 and for subsequent years thereafter assuming the obligations remain outstanding through maturities noted below (in thousands):

	2021	2022 - 2023	2024 - 2025	Thereafter	Total
Long term debt(1)	$39,551	$20,720	$363,616	$185,389	$609,276
Interest payments(2)	18,149	45,310	30,959	8,922	103,340
Ground rent/operating leases(3)	4,018	8,130	8,789	180,922	201,859
Purchase/tenant obligations(4)	13,431	4,477	—	—	17,908
Total	$75,149	$78,637	$403,364	$375,233	$932,383
(1) Represents principal maturities only and therefore excludes net fair value adjustments of $2,993 and debt issuance costs of $(1,772) as of March 31, 2021. In addition, the principal maturities reflect any available extension options.
(2) Variable rate interest payments are estimated based on the LIBOR rate at March 31, 2021.
(3) Represents minimum future lease payments due through the end of the initial lease term under executed leases.
(4) Includes amounts due under executed leases and commitments to vendors for development and other matters.
Off-Balance Sheet Arrangements
Off-balance sheet arrangements consist primarily of investments in joint ventures which are common in the real estate industry. Joint ventures typically fund their cash needs through secured debt financings obtained by and in the name of the joint venture entity. The joint venture debt is secured by a first mortgage, is without recourse to the joint venture partners, and does not represent a liability of the partners, except to the extent the partners or their affiliates expressly guarantee the joint venture debt. As of March 31, 2021, there were no guarantees of joint venture related mortgage indebtedness. In addition to obligations under mortgage indebtedness, our joint ventures have obligations under ground leases and purchase/tenant obligations. Our share of obligations under joint venture debt, ground leases and purchase/tenant obligations is quantified in the unconsolidated entities table within "Contractual Obligations" above. WPG may elect to fund cash needs of a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans, although such fundings are not required contractually or otherwise.
Equity Activity
Reverse-Stock Split
On December 17, 2020, WPG Inc.'s common shareholders approved an amendment to WPG Inc.'s Amended and Restated Articles of Incorporation that effectuated a one-for-nine reverse-stock split of WPG Inc.’s common shares (the "Split"). As a result of the Split, the number of outstanding common shares of WPG Inc. was reduced from approximately 187.4 million to approximately 21.0 million upon the effective date of the Split. In addition, all outstanding WPG L.P. common operating units and all outstanding equity awards under the Company's equity plans were also adjusted by the same conversion ratio relating to the Split. The implementation of the Split increased the per share trading price of WPG Inc.’s common shares and satisfied the continued listing criteria set forth in Section 802.01C of the Listed Company Manual of the New York Stock Exchange ("NYSE") and cured the noncompliance notification received by WPG Inc. on April 28, 2020, for which we received notification from the NYSE on January 4, 2021 that WPG Inc. was no longer in violation.
Unless otherwise noted, all common share/unit and per share/unit information contained herein has been restated to reflect the Split as if it had occurred as of the beginning of the earliest period presented.
Exchange Rights
Subject to the terms of the limited partnership agreement of WPG L.P., limited partners in WPG L.P. have, at their option, the right to exchange all or any portion of their units for shares of WPG Inc. common stock on a one‑for‑one basis or cash, as determined by WPG Inc. Therefore, the common units held by limited partners are considered by WPG Inc. to be share equivalents and classified as noncontrolling interests within permanent equity, and classified by WPG L.P. as permanent equity. The amount of cash to be paid if the exchange right is exercised and the cash option is selected will be based on the market value of WPG Inc.'s common stock as determined pursuant to the terms of the WPG L.P. Partnership Agreement. During the three months ended March 31, 2021, WPG Inc. issued 3,399,165 shares of common stock to certain limited partners of WPG L.P. in exchange for an equal number of units pursuant to the WPG L.P. Partnership Agreement. This transaction increased WPG Inc.'s ownership interest in WPG L.P. by approximately 13.5%. There were no similar transactions during the three months ended March 31, 2020. At March 31, 2021, WPG Inc. had reserved 339,941 shares of common stock for possible issuance upon the exchange of units held by WPG L.P. limited partners.

Stock Based Compensation
The WPG Inc. Board of Directors (the "Board") has adopted the Washington Prime Group, L.P. 2014 Stock Incentive Plan (the "2014 Plan") and the Washington Prime Group, L.P. 2019 Stock Incentive Plan (the "2019 Plan"), which replaced the 2014 Plan with respect to the issuance of new awards, to grant awards to current and prospective directors, officers, employees and consultants of the Company or any affiliate. Under the 2014 Plan, an aggregate of 1,111,112 shares of common stock were reserved for issuance, with a maximum number of awards to be granted to a participant in any calendar year of 55,556 shares/units. Upon the adoption of the 2019 Plan, the annual threshold was removed. Under the 2019 Plan, an aggregate of 810,000 shares of common stock are reserved for issuance, excluding carryover shares from the 2014 Plan. Awards may be in the form of stock options, stock appreciation rights, restricted stock, restricted stock units ("RSUs") or other stock-based awards in WPG Inc., long term incentive units ("LTIP units" or "LTIPs") or performance units ("Performance LTIP Units") in WPG L.P. The 2019 Plan terminates on May 16, 2029.
The following is a summary by type of the awards that the Company issued during the three months ended March 31, 2021 and March 31, 2020 under the 2014 Plan and 2019 Plan.
Annual Long-Term Incentive Awards
During the three months ended March 31, 2020, the Company approved the terms and conditions of the 2020 annual awards (the "2020 Annual Long-Term Incentive Awards") for certain executive officers and employees of the Company. Under the terms of the awards program, each participant is provided the opportunity to receive (i) time-based RSUs and (ii) performance-based stock units ("PSUs"). RSUs represent a contingent right to receive one WPG Inc. common share for each vested RSU. RSUs will vest in one-third installments on each annual anniversary of the respective Grant Date (as referenced below), subject to the participant's continued employment with the Company through each vesting date and the participant's continued compliance with certain applicable covenants. During the service period, dividend equivalents will be paid in cash accruals or under some circumstances, common shares, with respect to the RSUs corresponding to the amount of any cash dividends paid by the Company to the Company's common shareholders for the applicable dividend payment dates. Compensation expense is recognized on a straight-line basis over the three year vesting term. Actual PSUs earned may range from 0%—150% of the PSUs allocated to the award recipient, based on the Company's total shareholder return ("TSR") compared to a peer group based on companies with similar assets and revenue over a three-year performance period that commenced on the respective Grant Date (as referenced below). During the performance period, dividend equivalents corresponding to the amount of any regular cash dividends paid by the Company to the Company’s common shareholders for the applicable dividend payment dates will accrue and be deemed reinvested in additional PSUs, which will be settled in common shares at the same time and only to the extent that the underlying PSU is earned and settled in common shares. Payout of the PSUs is also subject to the participant’s continued employment with the Company through the end of the performance period. The PSUs were valued through the use of a Monte Carlo model and the related compensation expense is recognized over the three-year performance period. No comparable awards were issued during the three months ended March 31, 2021.
The following table summarizes the issuance of the 2020 Annual Long-Term Incentive Awards:

2020 Annual Long-Term Incentive Awards
Grant Date	February 25, 2020

RSUs issued	152,610
Grant Date fair value per unit	$21.69

PSUs issued	152,610
Grant Date fair value per unit	$15.66
During the three months ended March 31, 2021, the performance period related to PSUs awarded in conjunction with the 2018 annual awards ended. There was no payout as the Company's TSR performance during the applicable performance period did not exceed the minimum required threshold for payout and 52,753 PSUs were forfeited.
Stock Options
During the three months ended March 31, 2021, no stock options were granted to employees, no stock options were exercised by employees and 2,452 stock options were canceled, forfeited or expired. As of March 31, 2021, there were 60,991 stock options outstanding. During the three months ended March 31, 2020, no stock options were granted to employees, no stock options were exercised by employees and 1,510 stock options were canceled, forfeited or expired.

Share Award Related Compensation Expense
During the three months ended March 31, 2021, the Company recorded compensation expense pertaining to the awards granted of $1.3 million in general and administrative and property operating expense within the consolidated statements of operations and comprehensive loss. During the three months ended March 31, 2020, the Company recorded compensation expense pertaining to the awards granted of $1.9 million in general and administrative and property operating expense within the consolidated statements of operations and comprehensive loss. In certain instances, employment agreements and stock compensation programs provide for accelerated vesting when executives are terminated without cause. Additionally, the Committee may, in its discretion, accelerate the vesting for retiring Board members.
Distributions
For the three months ended March 31, 2021, no common share/unit dividends were declared by the Board. For the three months ended March 31, 2020, the Board declared common share/unit dividends of $1.125. Additionally, for the three months ended March 31, 2021, no dividends were declared by the Board on the Series H Cumulative Redeemable Preferred Stock, Series I Cumulative Redeemable Preferred Stock or the Series I-1 Preferred Units and the $3.6 million distributions paid during the three months ended March 31, 2021 relate to the fourth quarter 2020 preferred dividend declaration.
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
Acquisitions.    We pursue the acquisition of properties that meet our strategic criteria. No acquisitions were completed during the three months ended March 31, 2021.
Dispositions.    We pursue the disposition of properties that no longer meet our strategic criteria or interests in properties to generate proceeds for alternate business uses.
During the three months ended March 31, 2021, we completed the sale of 1 outparcel to Four Corners. The allocated purchase price was $2.1 million (see details under "Overview - Basis of Presentation - Four Corners Outparcel Sales").
Additionally, during the three months ended March 31, 2021, the Company sold certain developed land parcels for an aggregate purchase price of $2.6 million.
In connection with the sales noted above, the Company recorded a net gain of $2.5 million for the three months ended March 31, 2021 which is included in gain on disposition of interests in properties, net in the consolidated statements of operations and comprehensive loss. The net proceeds were used to fund ongoing redevelopment efforts and for general corporate purposes.
Development Activity
New Development, Expansions and Redevelopments. We routinely incur costs related to construction for significant redevelopment and expansion projects at our properties. Our share of development costs for calendar year 2020 related to these activities was approximately $131 million, which was impacted by the COVID-19 pandemic with some openings delayed until 2021. We maintain our commitment to complete our redevelopment projects, and project to spend approximately $90 million on redevelopment in 2021. Our estimated stabilized return or yield, on invested capital typically ranges in the high single digits.
We have identified 24 department stores (Sears, The Bon-Ton Stores, and one former Belk store) in our Tier 1 and open air portfolio that we plan to redevelop and we are actively working on repositioning. Of these locations, one is an operating Sears location that hasn't announced a closure, resulting in 23 that we can currently develop. At the end of the first quarter 2021, 16 of these former department store locations have been addressed with signed letters of intent (LOIs), fully executed leases, or replacement tenant openings. Nine of these projects have been completed and five others are under construction with scheduled openings in 2021. These former department store locations represent an opportunity to enhance the experience at the property by bringing in offerings such as dining, grocery, entertainment, home furnishings, and mixed-use components as well as dynamic retail offerings. These stores in our Tier 1 and open air properties exclude vacant stores owned by third parties such as Seritage as well as vacancies owned by other department stores. With $111 million already incurred through the first quarter of 2021, we plan to spend up to an additional $115 million to $125 million over the next two to three years to complete the redevelopment of these former department stores. The progress on some of these repositioning projects are discussed below:

•At Southern Hills Mall in Sioux City, Iowa, we plan to replace the former Sears with Tilt Entertainment. We executed the lease during the first quarter of 2021 and the new family entertainment destination is scheduled to open in 2022. We will invest between $5 million and $6 million in this redevelopment with an expected yield of approximately 9% - 10%.
•At Grand Central Mall in Parkersburg, West Virginia, in March 2021 we held the grand opening of our new exterior facing element to the center featuring dynamic first-to-market retailers, including Home Goods, PetSmart, Ross Dress for Less, and TJ Maxx. This new open air component completes the transformation of Grand Central Mall from a traditional enclosed regional center into a hybrid town center.
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
•At Mesa Mall, located in Grand Junction, Colorado, a newly constructed Dillard's is scheduled to open in the fall of 2021 and will replace Sears, which formerly occupied the site. In addition, a new Dick's Sporting Goods will replace a former Herberger's and is also scheduled to open in the fall of 2021. These two new retailers will join the recent addition of a new Home Goods at the property that replaced a former Sports Authority.
•At Morgantown Mall, located in Morgantown, West Virginia, we added a 70,000 square foot Dunham’s Sports store, which opened in April 2020, to replace a former Elder-Beerman (former Bon-Ton, Inc. Stores). In addition, WVU Medicine repurposed the former Sears location as a logistics, distribution and fulfillment center serving the broader WVU Medicine network, and opened in July 2020. Finally, Ollie's Bargain Outlet opened in October 2020, occupying a portion of space in the former Belk location and we are working on plans to lease the remaining space to a first-to-market retailer.
•FieldhouseUSA replaced the former Sears department store location at Polaris Fashion Place® in Columbus, Ohio, with a soft opening during the first quarter of 2021 and will begin full operations during the second quarter of this year. FieldhouseUSA specializes in sporting leagues, events and tournaments by offering year-round league and tournament play in team sports such as basketball, soccer, volleyball and flag football in addition to programs such as birthday parties, corporate events, performance training and skills training. At Town Center at Aurora® in Aurora, Colorado, the FieldhouseUSA is expected to open in the fall of 2021. The Company proactively gained control of both Sears spaces in 2018 for redevelopment efforts. New retail and complementary mixed uses are planned for both projects with additional details being announced in the future.
•At The Mall at Johnson City in Johnson City, Tennessee, we plan to replace the former Sears with a first-to-market Home Goods. We proactively negotiated an early termination with Sears in January 2020 to gain control to bring this tenant to the market. We also completed the addition of a new multi-tenant building in the location of the former Sears Auto Center, and Chipotle Mexican Grill and Chicken Salad Chick opened during the first quarter of 2021. In addition to these new retail additions, we will complete an extensive renovation of the property.
Capital Expenditures
The following table summarizes total consolidated capital expenditures on a cash basis for the three months ended March 31, 2021 (in thousands):

Redevelopments and expansions	$18,286
Tenant allowances	7,677
Operational capital expenditures	2,693
Total(1)	$28,656
(1)Excludes capitalized interest, wages and real estate taxes, as well as expenditures for certain equipment and fixtures, commissions, and project costs, which are included in capital expenditures, net on the consolidated statement of cash flows.

Forward-Looking Statements
Certain statements made in this section or elsewhere in this report may be deemed "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained, and it is possible that our actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks and uncertainties. Such factors include, but are not limited to: the effects of a breach of the covenants governing our indebtedness, including through the failure to make interest payments on our indebtedness; the effects of any restructuring of our capital structure, including through Chapter 11 proceedings, on our liquidity, operations or business prospects; changes in asset quality and credit risk; ability to sustain revenue and earnings growth; changes in political, economic or market conditions generally and the real estate and capital markets specifically; the impact of increased competition; the availability of capital and financing; tenant or joint venture partner(s) bankruptcies; the failure to increase enclosed retail store occupancy and same-store operating income; risks associated with acquisitions, dispositions, development, expansion, leasing and management of properties; changes in market rental rates; trends in the retail industry; relationships with anchor tenants; risks relating to joint venture properties; costs of common area maintenance; competitive market forces; the level and volatility of interest rates; the rate of revenue increases as compared to expense increases; the financial stability of tenants within the retail industry; the restrictions in current financing arrangements or the failure to comply with such arrangements; the liquidity of real estate investments; the impact of changes to tax legislation and our tax positions; losses associated with closures, failures and stoppages associated with the spread and proliferation of the COVID-19 (coronavirus) outbreak; failure to qualify as a real estate investment trust; the failure to refinance debt at favorable terms and conditions; loss of key personnel; material changes in the dividend rates on securities or the ability to pay dividends on common shares or other securities; possible restrictions on the ability to operate or dispose of any partially-owned properties; the failure to achieve earnings/funds from operations targets or estimates; the failure to achieve projected returns or yields on (re)development and investment properties (including joint ventures); expected gains on debt extinguishment; changes in generally accepted accounting principles or interpretations thereof; terrorist activities and international hostilities; the unfavorable resolution of legal or regulatory proceedings; the impact of future acquisitions and divestitures; assets that may be subject to impairment charges; and significant costs related to environmental issues; and changes in LIBOR reporting practices or the method in which LIBOR is determined. We discussed these and other risks and uncertainties under Part I, "Item 1A. Risk Factors" in the combined Annual Report on Form 10-K for WPG Inc. and WPG L.P. for the year ended December 31, 2020 and other reports filed with the Securities and Exchange Commission. We undertake no duty or obligation to update or revise these forward-looking statements, whether as a result of new information, future developments, or otherwise.
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

The following schedule reconciles total FFO to net (loss) income for the three months ended March 31, 2021 and 2020 (in thousands, except share/unit amounts):

	For the Three Months Ended March 31,
	2021	2020
Net (loss) income	$(59,834)	$7,560
Less: Preferred dividends and distributions on preferred operating partnership units	(3,568)	(3,568)
Adjustments to Arrive at FFO:
Real estate depreciation and amortization, including joint venture impact	60,964	69,769
(Gain) on disposition of interests in properties, net including impairment loss	(1,304)	(24,110)
FFO of the Operating Partnership (1)	(3,742)	49,651
FFO allocable to limited partners	(474)	7,649
FFO allocable to common shareholders/unitholders	$(3,268)	$42,002

Diluted (loss) earnings per share/unit	$(2.52)	$0.16
Adjustments to arrive at FFO per share/unit:
Real estate depreciation and amortization, including joint venture impact	2.42	2.80
(Gain) on disposition of interests in properties, net including impairment loss	(0.05)	(0.97)
Diluted FFO per share/unit	$(0.15)	$1.99

Weighted average shares outstanding - basic (2)	22,011,314	21,015,924
Weighted average limited partnership units outstanding (2)	3,189,723	3,843,766
Weighted average additional dilutive securities outstanding (2)(3)	—	90,309
Weighted average shares/units outstanding - diluted (2)	25,201,037	24,949,999

(1)    FFO of the operating partnership was $(3.7) million and represented a $53.4 million decrease for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. During the three months ended March 31, 2021, we received $25.0 million less in operating income. This decrease can be primarily attributed to the economic impact of the COVID-19 pandemic. Additionally, we incurred $14.5 million in legal and professional costs related to the Company's capital restructuring efforts. There was not a similar expense during the three months ended March 31, 2020. Lastly, we incurred approximately $12.9 million in additional interest expense. This increase can be primarily attributed to a $12.1 million adjustment related to the discontinuation of hedge accounting.
(2)    Prior period share and per share information has been restated for the effects of the Company's one-for-nine reverse common share/unit split that occurred in December 2020.
(3)    The weighted average additional dilutive securities for the three months ended March 31, 2021 are excluded for purposes of calculating diluted loss per share/unit because their effect would have been anti-dilutive.

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
The following schedule reconciles comparable NOI for our Tier 1 and open air properties to net (loss) income and presents comparable NOI percent change for the three months ended March 31, 2021 and 2020 (in thousands):

	For the Three Months Ended March 31,
	2021	2020
Net (loss) income	$(59,834)	$7,560
Loss from unconsolidated entities	2,207	1,032
Income and other taxes	(281)	(617)
Gain on disposition of interests in properties, net	(2,462)	(26,755)
Interest expense, net	51,551	38,635
Operating (loss) income	(8,819)	19,855

Depreciation and amortization	52,255	59,704
Impairment loss	—	1,319
General and administrative	28,375	12,264
Fee income	(2,481)	(2,186)
Management fee allocation	51	—
Pro-rata share of unconsolidated joint ventures in comp NOI	14,834	17,360
Property allocated corporate expense	5,423	5,379
Non-comparable properties and other (1)	12	(1,235)
NOI from sold properties	(4)	(100)
Termination income	(554)	(79)
Straight-line rents, net of change in assessment of collectibility	(198)	1,621
Ground lease adjustments for straight-line and fair market value	7	5
Fair market value and inducement adjustments to base rents	(933)	(985)
Less: Tier 2 and noncore properties (2)	(8,507)	(16,686)

Comparable NOI - Tier 1 and open air properties	$79,461	$96,236
Comparable NOI percentage change - Tier 1 and open air properties	(17.4)%

(1)    Represents an adjustment to remove the NOI amounts from properties not owned and operated in all periods presented, certain non-recurring expenses (such as hurricane related expenses), as well as material insurance proceeds and other non-recurring income received in the periods presented. This also includes adjustments related to the rents from the outparcels sold to Four Corners and from unmanaged properties.
(2)    NOI from the Tier 2 and noncore properties held in each period presented.

Item 3.Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk from changes in interest rates, primarily LIBOR. We seek to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs by closely monitoring our variable rate debt and converting such debt to fixed rates when we deem such conversion advantageous. From time to time, we may enter into interest rate swap agreements or other interest rate hedging contracts. While these agreements are intended to lessen the impact of rising interest rates, they also expose us to the risks that the other parties to the agreements will not perform, we could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly effective cash flow hedges under GAAP guidance. As of March 31, 2021, $1.4 billion (excluding debt issuance costs of $13.8 million) of our aggregate consolidated indebtedness (44.7% of total consolidated indebtedness) was subject to variable interest rates, excluding amounts outstanding under variable rate loans that have been hedged to fixed interest rates.
During the quarter March 31, 2021, these debt agreements were switched from LIBOR-indexed to U.S. Prime Rate-indexed. As such, future earnings and cash flows are less likely to be impacted by changes in interest rates as changes in the U.S. Prime Rate are infrequent, to the extent the underlying debt agreements continue to be indexed to the U.S. Prime Rate. In the event that the U.S. Prime Rate fluctuates by 50 basis points, the impact to our future earnings and cash flows would be approximately $7.0 million.
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
Changes in Internal Control Over Financial Reporting.  There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Changes in Internal Control Over Financial Reporting.  There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1.Legal Proceedings
We are involved from time-to-time in various legal proceedings that arise in the ordinary course of our business, including, but not limited to commercial disputes, environmental matters, and litigation in connection with transactions including acquisitions and divestitures. We believe that such litigation, claims, and administrative proceedings will not have a material adverse impact on our financial position or our results of operations. Additionally, we may in the near future seek to implement the Restructuring pursuant to a plan of reorganization to be filed in cases commenced under Chapter 11 of the Bankruptcy Code. We record a liability when a loss is considered probable, and the amount can be reasonably estimated.
Item 1A.Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, the reader should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the combined Annual Report on Form 10-K for WPG Inc. and WPG L.P. for the year ended December 31, 2020 (the “2020 Form 10-K”). There have been no material changes in the Company's risk factors from those disclosed in Part I, Item 1A, of the 2020 Form 10-K.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3.    Defaults Upon Senior Securities
Not applicable.
Item 4.Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Not applicable.

Item 6.    Exhibits

Exhibit Number	Exhibit Descriptions
10.1*	Form of Acknowledgement for Director Forfeiture of Restricted Stock Units.
10.2
Forbearance Agreement, dated as of March 16, 2021, by and between Washington Prime Group, L.P., and the Forbearing Noteholders party thereto (incorporated by reference to the Form 8-K filed on March 16, 2021 by WPG with the SEC).

10.3
Forbearance Agreement, dated as of March 16, 2021, by and among Washington Prime Group, L.P., each of the subsidiary guarantors party thereto and the forbearing lenders party thereto (incorporated by reference to the Form 8-K filed on March 16, 2021 by WPG with the SEC).

10.4
Forbearance Agreement, dated as of March 16, 2021, by and among Washington Prime Group, L.P., each of the subsidiary guarantors party thereto and the forbearing lenders party thereto (incorporated by reference to the Form 8-K filed on March 16, 2021 by WPG with the SEC).

10.5
Forbearance Agreement, dated as of March 16, 2021, by and among Washington Prime Group, L.P., WTM Stockton, LLC, a subsidiary of WPG L.P., and the forbearing lenders party thereto (incorporated by reference to the Form 8-K filed on March 16, 2021 by WPG with the SEC).

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

Date:	May 10, 2021	By:	/s/ Mark E. Yale
Mark E. Yale Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	May 10, 2021	By:	/s/ Melissa A. Indest
Melissa A. Indest Executive Vice President, Finance and Chief Accounting Officer (Principal Accounting Officer)