Form 10-Q
period 2021-06-30
WASHINGTON PRIME GROUP INC.; Washington Prime Group, L.P.
filed 2021-08-09
CIK 1594686, 1610911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

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

Washington Prime Group Inc. Yes ☐  No ☒ Washington Prime Group, L.P. Yes ☐  No ☒

As of August 6, 2021, Washington Prime Group Inc. had 24,459,645 shares of common stock outstanding. Washington Prime Group, L.P. has no publicly traded equity and no common stock outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarter ended June 30, 2021 of Washington Prime Group® Inc. and Washington Prime Group®, L.P. Unless stated otherwise or the context requires otherwise, references to "WPG Inc." mean Washington Prime Group® Inc., an Indiana corporation, and references to "WPG L.P." mean Washington Prime Group®, L.P., an Indiana limited partnership, and its consolidated subsidiaries, in cases where it is important to distinguish between WPG Inc. and WPG L.P. We use the terms "WPG," the "Company," "we," "us," and "our" to refer to WPG Inc., WPG L.P., and entities in which WPG Inc. or WPG L.P. (or any affiliate) has a material interest on a consolidated basis, unless the context indicates otherwise.
As previously disclosed in the Current Report on Form 8-K filed on June 14, 2021, WPG Inc., together with WPG L.P., and certain of their direct and indirect subsidiaries (collectively, the "Company Parties"), entered into a Restructuring Support Agreement (the "Restructuring Support Agreement") on June 11, 2021 with certain creditors (the "Consenting Stakeholders"). Under the Restructuring Support Agreement, the Consenting Stakeholders have agreed, subject to certain terms and conditions, to support a financial restructuring (the "Restructuring") of the existing corporate debt of, existing equity interests in, and certain other obligations of the Company Parties, pursuant to the chapter 11 plan of reorganization (the "Plan"), which chapter 11 cases (the "Chapter 11 Cases") commenced on June 13, 2021 by the filing of voluntary petitions for relief under chapter 11 of title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of Texas (the "Bankruptcy Court"). The Company Parties have filed a series of motions with the Bankruptcy Court that, as granted, enable the Company Parties to maintain their operations in the ordinary course of business.
WPG Inc. operates as a self-managed and self-administered real estate investment trust (“REIT”). WPG Inc. owns properties and conducts operations through WPG L.P., of which WPG Inc. is the sole general partner and of which it held approximately 98.7% of the partnership interests ("OP units") at June 30, 2021. The remaining OP units are owned by various limited partners. As the sole general partner of WPG L.P., WPG Inc. has the exclusive and complete responsibility for WPG L.P.’s day-to-day management and control. Management operates WPG Inc. and WPG L.P. as one enterprise. The management of WPG Inc. consists of the same persons who direct the management of WPG L.P. As general partner with control of WPG L.P., WPG Inc. consolidates WPG L.P. for financial reporting purposes, and WPG Inc. does not have significant assets other than its investment in WPG L.P. Therefore, the assets and liabilities of WPG Inc. and WPG L.P. are substantially the same on their respective consolidated financial statements and the disclosures of WPG Inc. and WPG L.P. are also substantially similar.
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

WASHINGTON PRIME GROUP INC. AND WASHINGTON PRIME GROUP, L.P.
(DEBTORS-IN-POSSESSION)
FORM 10-Q

PART I
FINANCIAL INFORMATION

Item 1.Financial Statements
Washington Prime Group Inc.
(Debtors-In-Possession)
Unaudited Consolidated Balance Sheets
(dollars in thousands, except share and par value amounts)

	June 30, 2021	December 31, 2020
ASSETS:
Investment properties at cost	$5,920,108	$5,873,801
Less: accumulated depreciation	2,623,765	2,539,745
Net investment in real estate	3,296,343	3,334,056
Cash and cash equivalents	91,318	92,618
Tenant receivables and accrued revenue, net	97,430	132,610
Investment in and advances to unconsolidated entities, at equity	414,665	416,339
Deferred costs and other assets	131,737	129,724
Total assets	$4,031,493	$4,105,347
LIABILITIES:
Mortgage notes payable	$1,029,308	$1,101,653
Notes payable	—	710,476
Term loans	—	681,563
Revolving credit facility	—	639,976
Debtor in possession financing	50,000	—
Other indebtedness	91,406	87,807
Accounts payable, accrued expenses, intangibles, and deferred revenues	145,875	276,086
Distributions payable	—	3,323
Total liabilities not subject to compromise	1,316,589	3,500,884

Total liabilities subject to compromise	2,259,109	—
Total liabilities	3,575,698	3,500,884
Redeemable noncontrolling interests	3,385	3,265
EQUITY:
Stockholders' Equity:
Series H Cumulative Redeemable Preferred Stock, $0.0001 par value, 4,000,000 shares issued and outstanding as of June 30, 2021 and December 31, 2020	108,001	104,251
Series I Cumulative Redeemable Preferred Stock, $0.0001 par value, 3,800,000 shares issued and outstanding as of June 30, 2021 and December 31, 2020	101,591	98,325
Common stock, $0.0001 par value, 350,000,000 shares authorized; 24,459,645 and 20,999,596 issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	2	2
Capital in excess of par value	1,310,353	1,262,524
Accumulated deficit	(1,071,600)	(913,128)
Accumulated other comprehensive loss	—	(12,124)
Total stockholders' equity	448,347	539,850
Noncontrolling interests	4,063	61,348
Total equity	452,410	601,198
Total liabilities, redeemable noncontrolling interests and equity	$4,031,493	$4,105,347

The accompanying notes are an integral part of these statements.

Washington Prime Group Inc.
(Debtors-In-Possession)
Unaudited Consolidated Statements of Operations and Comprehensive Loss
(dollars in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
REVENUE:
Rental income	$134,134	$96,757	$261,925	$244,168
Other income	4,263	2,007	8,405	7,196
Total revenues	138,397	98,764	270,330	251,364
EXPENSES:
Property operating	36,567	28,109	76,017	65,389
Depreciation and amortization	55,059	55,380	107,314	115,084
Real estate taxes	18,885	18,437	37,702	38,689
Advertising and promotion	1,747	1,300	3,396	3,104
General and administrative	12,954	11,350	26,878	23,614
Prepetition charges	38,078	—	52,529	—
Ground rent	204	209	410	331
Impairment loss	—	23,800	—	25,119
Total operating expenses	163,494	138,585	304,246	271,330

Interest expense, net	(52,503)	(37,445)	(104,054)	(76,080)
Impairment on note receivable	—	(11,237)	—	(11,237)
Reorganization items	(24,389)	—	(24,389)	—
Gain on disposition of interests in properties, net	—	437	2,462	27,192
Income and other taxes	(544)	(593)	(263)	24
Loss from unconsolidated entities, net	(873)	(4,754)	(3,080)	(5,786)
NET LOSS	(103,406)	(93,413)	(163,240)	(85,853)
Net loss attributable to noncontrolling interests	(1,396)	(14,871)	(11,784)	(14,194)
NET LOSS ATTRIBUTABLE TO THE COMPANY	(102,010)	(78,542)	(151,456)	(71,659)
Less: Preferred share dividends declared	—	(3,508)	—	(7,016)
Less: Preferred share dividends undeclared	(3,508)	—	(7,016)	—
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(105,518)	$(82,050)	$(158,472)	$(78,675)

LOSS PER COMMON SHARE, BASIC & DILUTED	$(4.26)	$(3.88)	$(6.77)	$(3.73)

COMPREHENSIVE LOSS:
Net loss	$(103,406)	$(93,413)	$(163,240)	$(85,853)
Unrealized income (loss) on interest rate derivative instruments, net	—	920	—	(14,526)
Comprehensive loss	(103,406)	(92,493)	(163,240)	(100,379)
Comprehensive loss attributable to noncontrolling interests	(1,396)	(14,730)	(11,784)	(16,436)
Comprehensive loss attributable to common shareholders	$(102,010)	$(77,763)	$(151,456)	$(83,943)

The accompanying notes are an integral part of these statements.

Washington Prime Group Inc.
(Debtors-In-Possession)
Unaudited Consolidated Statements of Cash Flows
(dollars in thousands)

	For the Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(163,240)	$(85,853)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization, including fair value rent, fair value debt, deferred financing costs and equity-based compensation	110,123	116,827
Reorganization items (non-cash)	22,400	—
Impairment on note receivable	—	11,237
Reclassification of accumulated other comprehensive loss upon discontinuation of hedge accounting	12,124	—
Gain on disposition of interests in properties and outparcels, net	(2,462)	(27,192)
Impairment loss	—	25,119
Change in estimate of collectibility of rental income	8,681	26,745
Loss from unconsolidated entities, net	3,080	5,786
Distributions of income from unconsolidated entities	59	1,087
Changes in assets and liabilities:
Tenant receivables and accrued revenue, net	29,364	(67,926)
Deferred costs and other assets	(10,989)	(1,027)
Accounts payable, accrued expenses, deferred revenues and other liabilities	17,293	(6,887)
Net cash provided by (used in) operating activities	26,433	(2,084)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net	(68,744)	(99,807)
Net proceeds from disposition of interests in properties and outparcels	4,525	17,987
Investments in unconsolidated entities	(3,910)	(6,744)
Distributions of capital from unconsolidated entities	2,432	1,764
Net cash used in investing activities	(65,697)	(86,800)
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to noncontrolling interest holders in properties	(47)	(51)
Redemption of limited partner units	—	(543)
Distributions on common and preferred shares/units	(3,568)	(35,196)
Proceeds from issuance of debt, net of financing costs	48,783	500,849
Repayments of debt	(6,734)	(287,999)
Net cash provided by financing activities	38,434	177,060
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(830)	88,176
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	130,232	75,475
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$129,402	$163,651

The accompanying notes are an integral part of these statements.

Washington Prime Group Inc.
(Debtors-In-Possession)
Unaudited Consolidated Statements of Equity
(dollars in thousands, except per share/unit amounts)

	For the Three Months Ended June 30, 2021
	Preferred Series H	Preferred Series I	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Non- Controlling Interests	Total Equity	Redeemable Non-Controlling Interests
Balance, March 31, 2021	$106,126	$99,958	$2	$1,310,220	$(968,505)	$—	$547,801	$6,882	$554,683	$3,325
Exchange of limited partner units	—	—	—	707	—	—	707	(707)	—	—
Equity-based compensation	—	—	—	1,193	—	—	1,193	—	1,193	—
Adjustments to limited partners' interest from change in ownership in the Operating Partnership	—	—	—	(1,767)	2,423	—	656	(656)	—	—
Undeclared cumulative preferred distributions	1,875	1,633	—	—	(3,508)	—	—	—	—	60
Net loss, excluding $60 of undeclared distributions to preferred unitholders	—	—	—	—	(102,010)	—	(102,010)	(1,456)	(103,466)	—
Balance, June 30, 2021	$108,001	$101,591	$2	$1,310,353	$(1,071,600)	$—	$448,347	$4,063	$452,410	$3,385

	For the Six Months Ended June 30, 2021
	Preferred Series H	Preferred Series I	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Non- Controlling Interests	Total Equity	Redeemable Non-Controlling Interests
Balance, December 31, 2020	$104,251	$98,325	$2	$1,262,524	$(913,128)	$(12,124)	$539,850	$61,348	$601,198	$3,265
Exchange of limited partner units	—	—	—	54,289	—	—	54,289	(54,289)	—	—
Other	—	—	—	(9)	—	—	(9)	—	(9)	—
Equity-based compensation	—	—	—	2,504	—	—	2,504	—	2,504	—
Adjustments to limited partners' interest from change in ownership in the Operating Partnership	—	—	—	(8,955)	—	—	(8,955)	8,955	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(47)	(47)	—
Undeclared cumulative preferred distributions	3,750	3,266	—	—	(7,016)	—	—	—	—	120
Reclassification of accumulated other comprehensive loss upon discontinuation of hedge accounting	—	—	—	—	—	12,124	12,124	—	12,124	—
Net loss, excluding $120 of undeclared distributions to preferred unitholders	—	—	—	—	(151,456)	—	(151,456)	(11,904)	(163,360)	—
Balance, June 30, 2021	$108,001	$101,591	$2	$1,310,353	$(1,071,600)	$—	$448,347	$4,063	$452,410	$3,385
The accompanying notes are an integral part of this statement.

Washington Prime Group Inc.
(Debtors-In-Possession)
Unaudited Consolidated Statements of Equity (Continued)
(dollars in thousands, except per share/unit amounts)

	For the Three Months Ended June 30, 2020
	Preferred Series H	Preferred Series I	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Non- Controlling Interests	Total Equity	Redeemable Non-Controlling Interests
Balance, March 31, 2020	$104,251	$98,325	$2	$1,257,057	$(675,935)	$(18,588)	$765,112	$103,163	$868,275	$3,265
Redemption of limited partner units	—	—	—	—	—	—	—	(22)	(22)	—
Other	—	—	—	(9)	—	—	(9)	—	(9)	—
Equity-based compensation	—	—	—	1,898	—	—	1,898	—	1,898	—
Adjustments to limited partners' interest from change in ownership in the Operating Partnership	—	—	—	201	—	—	201	(201)	—	—
Distributions declared on preferred shares	—	—	—	—	(3,508)	—	(3,508)	—	(3,508)	—
Other comprehensive income	—	—	—	—	—	779	779	141	920	—
Net loss, excluding $60 of distributions to preferred unitholders	—	—	—	—	(78,542)	—	(78,542)	(14,931)	(93,473)	—
Balance, June 30, 2020	$104,251	$98,325	$2	$1,259,147	$(757,985)	$(17,809)	$685,931	$88,150	$774,081	$3,265

	For the Six Months Ended June 30, 2020
	Preferred Series H	Preferred Series I	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Non- Controlling Interests	Total Equity	Redeemable Non-Controlling Interests
Balance, December 31, 2019	$104,251	$98,325	$2	$1,254,788	$(655,492)	$(5,525)	$796,349	$110,226	$906,575	$3,265
Redemption of limited partner units	—	—	—	—	—	—	—	(543)	(543)	—
Other	—	—	—	(18)	—	—	(18)	—	(18)	—
Equity-based compensation	—	—	—	3,764	—	—	3,764	—	3,764	—
Adjustments to limited partners' interest from change in ownership in the Operating Partnership	—	—	—	613	—	—	613	(613)	—	—
Distributions on common shares/units ($1.125 per common share/unit)	—	—	—	—	(23,818)	—	(23,818)	(4,364)	(28,182)	—
Distributions declared on preferred shares	—	—	—	—	(7,016)	—	(7,016)	—	(7,016)	—
Other comprehensive loss	—	—	—	—	—	(12,284)	(12,284)	(2,242)	(14,526)	—
Net loss, excluding $120 of distributions to preferred unitholders	—	—	—	—	(71,659)	—	(71,659)	(14,314)	(85,973)	—
Balance, June 30, 2020	$104,251	$98,325	$2	$1,259,147	$(757,985)	$(17,809)	$685,931	$88,150	$774,081	$3,265
The accompanying notes are an integral part of this statement.

Washington Prime Group, L.P.
(Debtors-In-Possession)
Unaudited Consolidated Balance Sheets
(dollars in thousands, except unit amounts)

	June 30, 2021	December 31, 2020
ASSETS:
Investment properties at cost	$5,920,108	$5,873,801
Less: accumulated depreciation	2,623,765	2,539,745
Net investment in real estate	3,296,343	3,334,056
Cash and cash equivalents	91,318	92,618
Tenant receivables and accrued revenue, net	97,430	132,610
Investment in and advances to unconsolidated entities, at equity	414,665	416,339
Deferred costs and other assets	131,737	129,724
Total assets	$4,031,493	$4,105,347
LIABILITIES:
Mortgage notes payable	$1,029,308	$1,101,653
Notes payable	—	710,476
Term loans	—	681,563
Revolving credit facility	—	639,976
Debtor in possession financing	50,000	—
Other indebtedness	91,406	87,807
Accounts payable, accrued expenses, intangibles, and deferred revenues	145,875	276,086
Distributions payable	—	3,323
Total liabilities not subject to compromise	1,316,589	3,500,884

Total liabilities subject to compromise	2,259,109	—
Total liabilities	3,575,698	3,500,884
Redeemable noncontrolling interests	3,385	3,265
EQUITY:
Partners' Equity:
General partner
Preferred equity, 7,800,000 units issued and outstanding as of June 30, 2021 and December 31, 2020	209,592	202,576
Common equity, 24,459,645 and 20,999,596 units issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	238,755	337,274
Total general partners' equity	448,347	539,850
Limited partners, 310,991 and 3,739,106 units issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	3,113	60,351
Total partners' equity	451,460	600,201
Noncontrolling interests	950	997
Total equity	452,410	601,198
Total liabilities, redeemable noncontrolling interests and equity	$4,031,493	$4,105,347

The accompanying notes are an integral part of these statements.

Washington Prime Group, L.P.
(Debtors-In-Possession)
Unaudited Consolidated Statements of Operations and Comprehensive Loss
(dollars in thousands, except per unit amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
REVENUE:
Rental income	$134,134	$96,757	$261,925	$244,168
Other income	4,263	2,007	8,405	7,196
Total revenues	138,397	98,764	270,330	251,364
EXPENSES:
Property operating	36,567	28,109	76,017	65,389
Depreciation and amortization	55,059	55,380	107,314	115,084
Real estate taxes	18,885	18,437	37,702	38,689
Advertising and promotion	1,747	1,300	3,396	3,104
General and administrative	12,954	11,350	26,878	23,614
Prepetition charges	38,078	—	52,529	—
Ground rent	204	209	410	331
Impairment loss	—	23,800	—	25,119
Total operating expenses	163,494	138,585	304,246	271,330

Interest expense, net	(52,503)	(37,445)	(104,054)	(76,080)
Impairment on note receivable	—	(11,237)	—	(11,237)
Reorganization items	(24,389)	—	(24,389)	—
Gain on disposition of interests in properties, net	—	437	2,462	27,192
Income and other taxes	(544)	(593)	(263)	24
Loss from unconsolidated entities, net	(873)	(4,754)	(3,080)	(5,786)
NET LOSS ATTRIBUTABLE TO UNITHOLDERS	(103,406)	(93,413)	(163,240)	(85,853)
Less: Preferred unit distributions declared	—	(3,568)	—	(7,136)
Less: Preferred unit distributions undeclared	(3,568)	—	(7,136)	—
NET LOSS ATTRIBUTABLE TO COMMON UNITHOLDERS	$(106,974)	$(96,981)	$(170,376)	$(92,989)

NET LOSS ATTRIBUTABLE TO COMMON UNITHOLDERS:
General partner	$(105,518)	$(82,050)	$(158,472)	$(78,675)
Limited partners	(1,456)	(14,931)	(11,904)	(14,314)
Net loss attributable to common unitholders	$(106,974)	$(96,981)	$(170,376)	$(92,989)

LOSS PER COMMON UNIT, BASIC & DILUTED	$(4.26)	$(3.88)	$(6.77)	$(3.73)

COMPREHENSIVE LOSS:
Net loss	$(103,406)	$(93,413)	$(163,240)	$(85,853)
Unrealized income (loss) on interest rate derivative instruments, net	—	920	—	(14,526)
Comprehensive loss	$(103,406)	$(92,493)	$(163,240)	$(100,379)

The accompanying notes are an integral part of these statements.

Washington Prime Group, L.P.
(Debtors-In-Possession)
Unaudited Consolidated Statements of Cash Flows
(dollars in thousands)

	For the Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(163,240)	$(85,853)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization, including fair value rent, fair value debt, deferred financing costs and equity-based compensation	110,123	116,827
Reorganization items (non-cash)	22,400	—
Impairment on note receivable	—	11,237
Reclassification of accumulated other comprehensive loss upon discontinuation of hedge accounting	12,124	—
Gain on disposition of interests in properties and outparcels, net	(2,462)	(27,192)
Impairment loss	—	25,119
Change in estimate of collectibility of rental income	8,681	26,745
Loss from unconsolidated entities, net	3,080	5,786
Distributions of income from unconsolidated entities	59	1,087
Changes in assets and liabilities:
Tenant receivables and accrued revenue, net	29,364	(67,926)
Deferred costs and other assets	(10,989)	(1,027)
Accounts payable, accrued expenses, deferred revenues and other liabilities	17,293	(6,887)
Net cash provided by (used in) operating activities	26,433	(2,084)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net	(68,744)	(99,807)
Net proceeds from disposition of interests in properties and outparcels	4,525	17,987
Investments in unconsolidated entities	(3,910)	(6,744)
Distributions of capital from unconsolidated entities	2,432	1,764
Net cash used in investing activities	(65,697)	(86,800)
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to noncontrolling interest holders in properties	(47)	(51)
Redemption of limited partner units	—	(543)
Distributions to unitholders	(3,568)	(35,196)
Proceeds from issuance of debt, net of financing costs	48,783	500,849
Repayments of debt	(6,734)	(287,999)
Net cash provided by financing activities	38,434	177,060
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(830)	88,176
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	130,232	75,475
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$129,402	$163,651

The accompanying notes are an integral part of these statements.

Washington Prime Group, L.P.
(Debtors-In-Possession)
Unaudited Consolidated Statements of Equity
(dollars in thousands, except per unit amounts)

	For the Three Months Ended June 30, 2021
	General Partner
	Preferred	Common	Total	Limited Partners	Total Partners' Equity	Non- Controlling Interests	Total Equity	Redeemable Non-Controlling Interests
Balance, March 31, 2021	$206,084	$341,717	$547,801	$5,932	$553,733	$950	$554,683	$3,325
Exchange of limited partner units	—	707	707	(707)	—	—	—	—
Equity-based compensation	—	1,193	1,193	—	1,193	—	1,193	—
Adjustments to limited partners' interests from change in ownership in the Operating Partnership	—	656	656	(656)	—	—	—	—
Undeclared cumulative preferred distributions	3,508	(3,508)	—	—	—	—	—	60
Net loss	—	(102,010)	(102,010)	(1,456)	(103,466)	—	(103,466)	—
Balance, June 30, 2021	$209,592	$238,755	$448,347	$3,113	$451,460	$950	$452,410	$3,385

	For the Six Months Ended June 30, 2021
	General Partner
	Preferred	Common	Total	Limited Partners	Total Partners' Equity	Non- Controlling Interests	Total Equity	Redeemable Non-Controlling Interests
Balance, December 31, 2020	$202,576	$337,274	$539,850	$60,351	$600,201	$997	$601,198	$3,265
Exchange of limited partner units	—	54,289	54,289	(54,289)	—	—	—	—
Other	—	(9)	(9)	—	(9)	—	(9)	—
Equity-based compensation	—	2,504	2,504	—	2,504	—	2,504	—
Adjustments to limited partners' interests from change in ownership in the Operating Partnership	—	(8,955)	(8,955)	8,955	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	(47)	(47)	—
Undeclared cumulative preferred distributions	7,016	(7,016)	—	—	—	—	—	120
Reclassification of accumulated other comprehensive loss upon discontinuation of hedge accounting	—	12,124	12,124	—	12,124	—	12,124	—
Net loss	—	(151,456)	(151,456)	(11,904)	(163,360)	—	(163,360)	—
Balance, June 30, 2021	$209,592	$238,755	$448,347	$3,113	$451,460	$950	$452,410	$3,385
The accompanying notes are an integral part of this statement.

Washington Prime Group, L.P.
(Debtors-In-Possession)
Unaudited Consolidated Statements of Equity (Continued)
(dollars in thousands, except per unit amounts)

	For the Three Months Ended June 30, 2020
	General Partner
	Preferred	Common	Total	Limited Partners	Total Partners' Equity	Non- Controlling Interests	Total Equity	Redeemable Non-Controlling Interests
Balance, March 31, 2020	$202,576	$562,536	$765,112	$102,181	$867,293	$982	$868,275	$3,265
Redemption of limited partner units	—	—	—	(22)	(22)	—	(22)	—
Other	—	(9)	(9)	—	(9)	—	(9)	—
Equity-based compensation	—	1,898	1,898	—	1,898	—	1,898	—
Adjustments to limited partners' interests from change in ownership in the Operating Partnership	—	201	201	(201)	—	—	—	—
Distributions declared on preferred units	(3,508)	—	(3,508)	—	(3,508)	—	(3,508)	(60)
Other comprehensive income	—	779	779	141	920	—	920	—
Net income (loss)	3,508	(82,050)	(78,542)	(14,931)	(93,473)	—	(93,473)	60
Balance, June 30, 2020	$202,576	$483,355	$685,931	$87,168	$773,099	$982	$774,081	$3,265

	For the Six Months Ended June 30, 2020
	General Partner
	Preferred	Common	Total	Limited Partners	Total Partners' Equity	Non- Controlling Interests	Total Equity	Redeemable Non-Controlling Interests
Balance, December 31, 2019	$202,576	$593,773	$796,349	$109,193	$905,542	$1,033	$906,575	$3,265
Redemption of limited partner units	—	—	—	(543)	(543)	—	(543)	—
Other	—	(18)	(18)	—	(18)	—	(18)	—
Equity-based compensation	—	3,764	3,764	—	3,764	—	3,764	—
Adjustments to limited partners' interests from change in ownership in the Operating Partnership	—	613	613	(613)	—	—	—	—
Distributions on common units ($1.125 per common unit)	—	(23,818)	(23,818)	(4,313)	(28,131)	(51)	(28,182)	—
Distributions declared on preferred units	(7,016)	—	(7,016)	—	(7,016)	—	(7,016)	(120)
Other comprehensive loss	—	(12,284)	(12,284)	(2,242)	(14,526)	—	(14,526)	—
Net income (loss)	7,016	(78,675)	(71,659)	(14,314)	(85,973)	—	(85,973)	120
Balance, June 30, 2020	$202,576	$483,355	$685,931	$87,168	$773,099	$982	$774,081	$3,265

The accompanying notes are an integral part of this statement.

Washington Prime Group Inc. and Washington Prime Group, L.P.
(Debtors-In-Possession)
Condensed Notes to Unaudited Consolidated Financial Statements
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

1.Organization and Basis of Presentation and Consolidation
Washington Prime Group Inc. ("WPG Inc.") is an Indiana corporation that operates as a fully integrated, self‑administered and self‑managed real estate investment trust, or REIT, under the U.S. Internal Revenue Code of 1986, as amended (the "Code"). WPG Inc. will generally qualify as a REIT for U.S. federal income tax purposes as long as it continues to distribute at least 90% of its REIT taxable income, exclusive of net capital gains, and satisfy certain other requirements. WPG Inc. will generally be allowed a deduction against its U.S. federal income tax liability for dividends paid by it to REIT shareholders, thereby reducing or eliminating any corporate level taxation to WPG Inc. Washington Prime Group, L.P. ("WPG L.P.") is WPG Inc.'s majority‑owned limited partnership subsidiary that owns, develops and manages, through its affiliates, all of WPG Inc.'s real estate properties and other assets. WPG Inc. is the sole general partner of WPG L.P. As of June 30, 2021, our assets consisted of material interests in 101 shopping centers in the United States, consisting of open air properties and enclosed retail properties, comprised of approximately 51 million square feet of managed gross leasable area.
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
Basis of Presentation and Consolidation
The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The consolidated balance sheets as of June 30, 2021 and December 31, 2020 include the accounts of WPG Inc. and WPG L.P., as well as their majority owned and controlled subsidiaries. The accompanying consolidated statements of operations include the consolidated accounts of the Company. All intercompany transactions have been eliminated in consolidation. Due to the seasonal nature of certain operational activities, the results for the interim period ended June 30, 2021 are not necessarily indicative of the results to be expected for the full year.
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
These consolidated financial statements have been prepared as if the Company were a going concern in accordance with Financial Standards Accounting Board ("FASB") Accounting Standards Codification ("ASC") Topic 852 - "Reorganizations" ("Topic 852"). See Note 2 - "Chapter 11 Cases and Ability to Continue as a Going Concern" for details regarding the bankruptcy filing. As a result, the Company has segregated prepetition unsecured or under secured liabilities and obligations whose treatment and satisfaction are dependent on the outcome of the Chapter 11 Cases (as defined below) and have classified these items as "Liabilities subject to compromise" on the Company's accompanying consolidated balance sheets. Further, the Company has classified all expenses that were incurred prior to the Chapter 11 Cases but related to our restructuring efforts as prepetition charges in the Company's accompanying consolidated statements of operations and comprehensive loss. In addition, the Company has classified all expenses that were incurred as a result of the Chapter 11 Cases subsequent to the filing as reorganization items in the Company's accompanying consolidated statements of operations and comprehensive loss. Reorganization items can also include realized gains or losses on liabilities subject to compromise in addition to postpetition legal and professional fees.

Washington Prime Group Inc. and Washington Prime Group, L.P.
(Debtors-In-Possession)
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
COVID-19
The novel strain of coronavirus ("COVID-19") continues to have a negative impact on both the Company's operations and our tenants' revenues and businesses. While all of our shopping centers were open during the six months ended June 30, 2021, certain applicable operational limitations and restrictions remain in effect. In addition, during the six months ended June 30, 2021, we granted additional rent relief to certain of our tenants through a combination of approximately $3.3 million of rent abatements as well as rent deferrals to future periods which has impacted our fiscal year 2021 operating cash flows. A further worsening of the financial condition of our tenants may impact our continual assessment of future collectibility of rents, which could cause us to write-off additional straight-line rent that has not yet been billed. The situation continues to evolve as vaccine distribution continues to accelerate while certain geographic regions across the United States are experiencing a surge in new cases as a result of mutant strains of COVID-19, which could result in shoppers limiting their in-store purchases in exchange for curbside or on-line purchases. Additional impacts to the business and operations may arise of which the Company is not currently aware. The Company cannot predict whether, when or the manner in which the conditions surrounding COVID-19 will change, including the timing of potential additional closure requirements or the subsequent lifting of any said restrictions.
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
There have been no changes during the six months ended June 30, 2021 to any of our previous conclusions about whether an entity qualifies as a VIE or whether we are the primary beneficiary of any previously identified VIE. During the six months ended June 30, 2021, we did not provide financial or other support to a previously identified VIE that we were not previously contractually obligated to provide.
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
As of June 30, 2021, our assets consisted of material interests in 101 shopping centers. The consolidated financial statements as of that date reflect the consolidation of 85 wholly owned properties and four additional properties that are less than wholly owned, but which we control or for which we are the primary beneficiary. We account for our interests in the remaining 12 properties, or the joint venture properties, using the equity method of accounting. While we manage the day-to-day operations of the joint venture properties, we do not control the operations as we have determined that our partner or partners have substantive participating rights with respect to the assets and operations of these joint venture properties (see Note 5 - "Investment in Unconsolidated Entities, at Equity" for further details).
We allocate net operating results of WPG L.P. to third parties and to WPG Inc. based on the partners' respective weighted average ownership interests in WPG L.P. Net operating results of WPG L.P. attributable to third parties are reflected in net loss attributable to noncontrolling interests. WPG Inc.'s weighted average ownership interest in WPG L.P. was 93.0% and 84.7% for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, and December 31, 2020, WPG Inc.'s ownership interest in WPG L.P. was 98.7% and 84.8%, respectively. We adjust the noncontrolling limited partners' interests at the end of each period to reflect their interest in WPG L.P.

Washington Prime Group Inc. and Washington Prime Group, L.P.
(Debtors-In-Possession)
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

2.    Chapter 11 Cases and Ability to Continue as a Going Concern
Voluntary Reorganization Under Chapter 11
On June 11, 2021, WPG Inc., WPG L.P. and certain of their direct and indirect subsidiaries (collectively, the "Company Parties"), entered into a Restructuring Support Agreement (the "Restructuring Support Agreement" or "RSA") with certain creditors (the "Consenting Stakeholders"), which as of the Agreement Effective Date (as defined in the RSA), represented at least 74.5% of the $997.0 million aggregate principal amount of the Term Loan and Revolver (both as defined in Note 6 - "Indebtedness"), or the "2018 Credit Facility Claims," at least 62.0% of the $340.0 million aggregate principal amount of the December 2015 Term Loan (as defined in Note 6 - "Indebtedness"), or the "2015 Credit Facility Claims," 100.0% of the aggregate $65.0 million principal amount of the term loan secured by Weberstown Mall, located in Stockton, California (the "Weberstown Term Loan"), or the "Weberstown Term Loan Facility Claims," and at least 66.7% of the $720.9 million aggregate principal amount of the Senior Notes due 2024 (the "Senior Notes") or the "Unsecured Notes Claims."
Under the RSA, the Consenting Stakeholders have agreed, subject to certain terms and conditions, to support a financial restructuring (the "Restructuring") of the existing corporate debt of, existing equity interests in, and certain other obligations of the Company Parties, pursuant to the chapter 11 plan of reorganization (as may be amended, modified, or supplemented from time to time, the "Plan") that was filed on June 23, 2021 in the chapter 11 cases (the "Chapter 11 Cases") commenced by the Company Parties on June 13, 2021 (the "Petition Date") by filing voluntary petitions for relief under chapter 11 of title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of Texas (the "Bankruptcy Court"). The Company Parties are authorized to continue to operate their businesses and manage their properties as debtors-in-possession pursuant to the Bankruptcy Code. The Bankruptcy Court granted certain "first-day" relief requested by the Company Parties providing the authority, among other things, to pay employee wages and benefits and pay certain vendors and business partners for goods and services provided both before and after the Petition Date so that those designated vendors and business partners who continue to work with the Company Parties on existing terms will be paid in full and in the ordinary course of business. The Company Parties' Chapter 11 Cases are being jointly administered for procedural purposes only under the caption In re Washington Prime Group Inc., et al., Case No. 21-31948 (MI).
The filing of the Chapter 11 Cases constituted an event of default that accelerated the Company's obligations under the applicable credit agreements governing the December 2015 Term Loan, the Revolver, the Senior Notes, the Term Loan and the Weberstown Term Loan. The Company Parties believe that any efforts to enforce the financial obligations under the applicable credit agreements are stayed as a result of the filing of the Chapter 11 Cases in the Bankruptcy Court and the creditors' rights of enforcement in respect to the applicable credit agreements are subject to the applicable provisions of the Bankruptcy Code.
In connection with the Chapter 11 Cases, the Company obtained debtor-in-possession ("DIP") financing in the aggregate principal amount of up to $100.0 million under a non-amortizing multi-draw super-priority secured term loan credit facility (the "DIP Facility"), bearing interest at the greater of the London Inter-Bank Offered Rate ("LIBOR") and the Benchmark Replacement Adjustment (as defined in the DIP Facility) (which, in each case, is deemed to be 0.75%, if less than 0.75%) plus 4.25% and 3.25% per annum, respectively. The DIP Facility includes conditions precedent, representations and warranties, affirmative and negative covenants and events of default customary for financings of this type and size. The proceeds of all or a portion of the DIP Facility may be used for, among other things, general corporate purposes, including working capital, administrative costs, redevelopment costs, tenant obligations, expenses and fees of the transactions contemplated by the Chapter 11 Cases, for payment of court approved adequate protection obligations and other such purposes consistent with the DIP Facility. As of June 30, 2021, $50.0 million was outstanding under the DIP Facility, of which $1.5 million was used to pay applicable administrative agent fees and the interest rate for the initial borrowing was 5.0% per annum.
Pursuant to the RSA and the Plan, the Company Parties have a right to "toggle" from an equitization plan (the "Equitization Restructuring") or an alternative value-maximizing transaction that would repay, in full in cash, all of the Company's corporation-level debt. Whether an alternative transaction is available depends on the results of the Company's 60-day postpetition continuation of its prepetition marketing process. If elected, the Equitization Restructuring, tied to certain milestones in the RSA, provides for the treatment of each class of claims and interests as follows:
•2018 Credit Facility Claims and 2015 Credit Facility Claims: Each holder shall receive its pro rata share of (i) new term loan exit facility in an aggregate principal amount of approximately $1.2 billion plus, at the election of the Plan sponsor, certain prepetition and postpetition interest and (ii) $150.0 million cash plus cash in the amount of any accrued and unpaid (a) adequate protection payments and (b) prepetition and postpetition interest not added to the principal balance of the new term loan exit facility;

Washington Prime Group Inc. and Washington Prime Group, L.P.
(Debtors-In-Possession)
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

•Weberstown Term Loan Facility Claims: Each holder shall receive its pro rata share of (i) new term loan exit facility in the aggregate principal amount of $25.0 million plus, at the election of the Plan sponsor, certain prepetition and postpetition interest and (ii) $40.0 million cash plus cash in the amount of any accrued and unpaid (a) adequate protection payments and (b) prepetition and postpetition interest not added to the principal balance of the new term loan exit facility;
•Secured Property-Level Debt and Guarantee Claims: To the extent that any secured property-level debt and guarantee claims exist, such secured property-level mortgage claims shall be reinstated, unimpaired, or receive treatment reasonably acceptable to the Plan sponsor;
•Unsecured Notes Claims: Each holder shall receive its pro rata share of (i) 100% of the new common equity, less any new common equity distributed to holders of existing equity interests electing to receive new common equity, subject to dilution on account of the management incentive plan, and the equity rights offering and (ii) the right to purchase their pro rata share of 50% of the new common equity offered in the equity rights offering;
•General Unsecured Claims: Each holder shall, at the option of the applicable Company Party, (i) receive payment in full in cash or (ii) be reinstated;
•Existing Preferred Equity Interests: Subject to certain eligibility requirements and election rights set forth in the Plan, each holder shall receive: (i) if the class of existing preferred equity interests votes to accept the Plan, such holder’s pro rata share of the (A) preferred equity cash pool, which shall equal $20.0 million if the class of existing common equity interests votes to accept the Plan and $40.0 million otherwise or (B) the preferred equity pool, which shall equal 3.0625% if the class of existing common equity interests votes to accept the Plan and 6.1250% otherwise; or (ii) if the class of existing preferred equity interests votes to reject the Plan, each holder of existing preferred equity interests shall not receive any distribution on account of such existing preferred equity interests, which will be canceled, released, and extinguished as of the agreement effective date, and will be of no further force or effect; and
•Existing Common Equity Interests: Subject to certain eligibility requirements and election rights set forth in the Plan, each holder shall receive: (i) if the class of existing preferred equity interests and the class of common equity interests vote to accept the Plan, such holder’s pro rata share of (A) $20.0 million or (B) 3.0625% of new common equity; or (ii) if the class of existing preferred equity interests or existing common equity interests vote to reject the Plan, holders of existing common equity interests shall not receive any distribution on account of such interests, which will be canceled, released, and extinguished as of the agreement effective date, and will be of no further force or effect.
As part of the Equitization Restructuring, the Company Parties intend to conduct a backstopped equity rights offering to raise up to $325.0 million in cash from the offer and sale of new common equity. 50% of the equity rights are available to holders of the Senior Notes and 50% are available to certain of the Consenting Stakeholders, which have agreed to fully backstop the equity rights offering. The new common equity issued in the equity rights offering will dilute the new common equity distributed to holders of Unsecured Notes Claims, as explained above, on account of such claims, and any portion of the equity rights offering in excess of $260.0 million and new common equity issued on account of the management incentive plan will also dilute the new common equity distributed to holders of existing equity interests.
The Plan also contains a proposed debtor release provision and third-party release provision that releases certain claims belonging to holders of claims and equity interests that to do not opt out of such third-party release. The releases in the Plan are subject to the Bankruptcy Court’s approval.
The RSA contains various milestones, including the following: (a) no later than two calendar days after the Petition Date, the Company Parties shall have filed the Plan and disclosure statement; (b) no later than five calendar days after the Petition Date the Bankruptcy Court shall have entered the DIP interim order; (c) no later than 30 calendar days after the Petition Date, or such other date as agreed by the Plan sponsor and the Company Parties, the Bankruptcy Court shall have entered the backstop approval order; (d) no later than 45 calendar days after the Petition Date, the Bankruptcy Court shall have entered the DIP final order; (e) no later than 60 calendar days after the Petition Date, the Bankruptcy Court shall have entered the confirmation order; provided that such milestone may be extended to 74 calendar days in accordance with the procedures included in the RSA; and (f) no later than 15 calendar days after the entry of the confirmation order, the Plan effective date shall have occurred. The milestones can be waived with consent from the applicable parties to the RSA.
The Company cannot predict the ultimate outcome of its Chapter 11 Cases at this time or the satisfaction of any of the RSA milestones yet to come. For the duration of the Company’s Chapter 11 proceedings, the Company’s operations and ability to develop and execute its business plan are subject to the risks and uncertainties associated with the Chapter 11 process. As a result of these risks and uncertainties, the amount and composition of the Company’s assets, liabilities, officers and/or directors could be significantly different following the outcome of the Chapter 11 proceedings, and the description of the Company’s operations, properties and liquidity and capital resources included in this quarterly report may not accurately reflect its operations, properties and liquidity and capital resources following the Chapter 11 process. See "Risk Factors" in Part II Item 1A of this form 10-Q for more information.

Washington Prime Group Inc. and Washington Prime Group, L.P.
(Debtors-In-Possession)
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

In particular, subject to certain exceptions, under the Bankruptcy Code, the Company Parties may assume, assume and assign or reject executory contracts and unexpired leases subject to the approval of the Bankruptcy Court and certain other conditions. Generally, the rejection of an executory contract or unexpired lease is treated as a prepetition breach of such executory contract or unexpired lease and, subject to certain exceptions, relieves the Company Parties of performing their future obligations under such executory contract or unexpired lease but entitles the contract counterparty or lessor to a prepetition general unsecured claim for damages caused by such deemed breach subject, in the case of the rejection of unexpired leases of real property, to certain caps on damages. Counterparties to such rejected contracts or leases may assert unsecured claims in the Bankruptcy Court against the applicable Company Party’s estate for such damages. Generally, the assumption or assumption and assignment of an executory contract or unexpired lease requires the Company Parties to cure existing monetary defaults under such executory contract or unexpired lease and provide adequate assurance of future performance thereunder. Accordingly, any description of an executory contract or unexpired lease with the Company Parties in this quarterly report, including where applicable a quantification of the Company’s obligations under any such executory contract or unexpired lease with the Company Parties is qualified by any overriding rights the Company has under the Bankruptcy Code. Further, nothing herein is or shall be deemed an admission with respect to any claim amounts or calculations arising from the assumption, assumption and assignment or rejection of any executory contract or unexpired lease and the Company Parties expressly preserve all of their rights with respect thereto.
Prepetition Charges
Expenses that were realized or incurred prior to the Petition Date in relation to the Company’s efforts to restructure its corporate-level debt are recorded in prepetition charges in the Company’s accompanying consolidated statements of operations and comprehensive loss. For the three and six months ended June 30, 2021, the Company incurred prepetition charges of approximately $38.1 million and $52.5 million, respectively, which consisted of legal, professional and transaction success fees. The Company expects to continue to incur ongoing legal and professional fees as the Chapter 11 Cases proceed. In addition, the Company's arrangements with certain providers of legal and professional services include transaction success fees totaling approximately $11.7 million that are payable upon approval of the Plan by the Bankruptcy Court and achievement of certain other milestones. No such costs were incurred in 2020.
Reorganization Items
Any expenses, gains and losses that are realized or incurred as of or subsequent to the Petition Date, and as a direct result of the Chapter 11 Cases, are recorded in reorganization items in the Company’s accompanying consolidated statements of operations and comprehensive loss. The following table presents the reorganization items incurred for the three and six months ended June 30, 2021:

For the Three and Six Months Ended June 30, 2021
Write off of debt issuance costs, including debt discount (non-cash)	$21,331
Legal and professional fees	3,058
Reorganization items	$24,389

Washington Prime Group Inc. and Washington Prime Group, L.P.
(Debtors-In-Possession)
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

Liabilities Subject to Compromise
As of June 30, 2021, the Company has reclassified certain liabilities to liabilities subject to compromise in the Company's accompanying consolidated balance sheets. These liabilities are reported at the amounts expected to be allowed as claims by the Bankruptcy Court, although they may ultimately be settled for less. The following table presents the Company's liabilities subject to compromise as of June 30, 2021:

June 30, 2021
Senior Notes	$720,900
Revolver	647,000
Term Loan	350,000
December 2015 Term Loan	340,000
Weberstown Term Loan	65,000
Unpaid accrued interest	50,311
Prepetition unsecured or undersecured claims	85,898
$2,259,109
The classification of liabilities "not subject to compromise" versus liabilities "subject to compromise" is based on currently available information, analysis, and accruals as of June 30, 2021. As the Chapter 11 Cases proceed and additional information and analysis is completed, or as the Bankruptcy Court rules on relevant matters, the classification of amounts may change and such changes may be significant.
Condensed Combined Financial Statements - Company Parties (Debtors-In-Possession)
The condensed combined financial statements of the Company Parties has been prepared to include the accounts of the Company Parties and excludes equity interests in and, the results of, certain subsidiaries that are not party to the Chapter 11 Cases. Intercompany transactions among the Company Parties have been eliminated in consolidation and intercompany transactions with subsidiaries that are not party to the Chapter 11 Cases have not been eliminated.
The following table presents the condensed combined statement of operations of the Company Parties for the six months ended June 30, 2021:

For the Six Months Ended June 30, 2021
Total revenues	$189,450
Depreciation and amortization	(74,844)
Expenses	(158,349)
Interest expense	(79,023)
Reorganization items	(24,389)
Gain on disposition of interests in properties, net	2,462
Income and other taxes	129
Net loss	$(144,564)

Washington Prime Group Inc. and Washington Prime Group, L.P.
(Debtors-In-Possession)
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

The following table presents the condensed combined balance sheet of the Company Parties as of June 30, 2021:

June 30, 2021
ASSETS:
Investment properties at cost	$4,266,172
Less: accumulated depreciation	(1,754,162)
Net investment in real estate	2,512,010
Cash and cash equivalents	60,671
Restricted cash	1,410
Intercompany due from non-debtor entities	67,321
Tenant receivables and accrued revenue, net	62,024
Deferred costs and other assets	74,041
Total assets	$2,777,477
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY:
Accounts payable, accrued expenses, intangibles, and deferred revenues	$76,262
Debtor in possession financing	50,000
Intercompany due to non-debtor entities	34,397
Other indebtedness	91,406
Total liabilities not subject to compromise	252,065

Total liabilities subject to compromise	2,259,109
Total liabilities	2,511,174
Redeemable noncontrolling interests	3,385
Stockholders' equity	261,968
Noncontrolling interests	950
Total liabilities, redeemable noncontrolling interests and equity	$2,777,477

Washington Prime Group Inc. and Washington Prime Group, L.P.
(Debtors-In-Possession)
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

The following table presents the condensed combined statement of cash flows of the Company Parties for the six months ended June 30, 2021:

For the Six Months Ended June 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(144,564)
Adjustments to reconcile net loss to net cash used in by operating activities:
Depreciation and amortization, including fair value rent, fair value debt, deferred financing costs and equity-based compensation	78,439
Reorganization items (non-cash)	22,400
Changes in other assets and liabilities, net	38,232
Net cash used in operating activities	(5,493)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures, net	(45,743)
Net cash used in investing activities	(45,743)
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions to noncontrolling interest holders in properties, preferred unit holders and non-debtor entities, net	(4,789)
Proceeds from issuance of debt, net of financing costs	49,573
Net cash provided by financing activities	44,784
NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(6,452)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of period	68,533
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of period	$62,081
Reconciliation from condensed combined statement of cash flows to condensed combined balance sheet
Cash and cash equivalents	$60,671
Restricted cash	1,410
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of period	$62,081

SUPPLEMENTAL INFORMATION:
Cash paid for reorganization items	$1,989
Going Concern Considerations
In accordance with Accounting Standards Update ("ASU") 2014-15, Presentation of Financial Statements - Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, the Company is required to evaluate whether there is substantial doubt about its ability to continue as a going concern each reporting period. In evaluating the Company’s ability to continue as a going concern, management evaluated the conditions and events that could raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued on August 9, 2021.
The accompanying consolidated financial statements have been prepared in conformity with GAAP applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the consolidated financial statements do not reflect any adjustments related to the recoverability of assets and satisfaction of liabilities that might be necessary should the Company be unable to continue as a going concern.
The filing of the Chapter 11 Cases by the Company Parties constituted an event of default that resulted in the automatic acceleration of certain monetary obligations to be immediately due and payable with respect to the December 2015 Term Loan, the Revolver, the Senior Notes, the Term Loan and the Weberstown Term Loan. The filing of the Chapter 11 Cases also constituted an event of default with respect to certain property-level debt of the WPG L.P.'s subsidiaries, which may result in the acceleration of the outstanding principal and other sums due.

Washington Prime Group Inc. and Washington Prime Group, L.P.
(Debtors-In-Possession)
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

Given the acceleration of the aforementioned obligations, as well as the inherent risks, unknown results and inherent uncertainties associated with the bankruptcy process and the direct correlation between these matters and the Company's ability to satisfy its financial obligations that may arise, the Company believes that there is substantial doubt that it will continue to operate as a going concern within one year after the date the financial statements are issued on August 9, 2021. The Company’s operations and its ability to develop and execute its business plan are subject to a high degree of risk and uncertainty associated with the Chapter 11 Cases. The outcome of the Chapter 11 Cases is subject to a high degree of uncertainty and is dependent upon factors that are outside of the Company’s control, including actions of the Bankruptcy Court and the Company’s creditors. There can be no assurance that the Company will confirm and consummate the Plan as set forth in the RSA or complete another plan of reorganization with respect to the Chapter 11 Cases. As a result, the Company has concluded that management’s plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern.
3.    Summary of Significant Accounting Policies
Fair Value Measurements
The Company measures and discloses its fair value measurements in accordance with ASC Topic 820 - “Fair Value Measurement” (“Topic 820”). The fair value hierarchy, as defined by Topic 820, contains three levels of inputs that may be used to measure fair value as follows:
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
Reclassifications
For the six months ended June 30, 2021, provision for bad debt related to certain ancillary income of $246 was reclassified from rental to other income and for three and six months ended June 30, 2020, provision for bad debt related to certain ancillary income of $707 and $885, respectively, was reclassified from rental income to other income, respectively, to conform with the 2021 presentation.

Washington Prime Group Inc. and Washington Prime Group, L.P.
(Debtors-In-Possession)
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

New Accounting Pronouncements
In March 2020, the FASB issued ASU 2020-04 "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." ASU 2020-04 provides temporary optional expedients and exceptions to GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate ("SOFR"). Entities can elect not to apply certain modification accounting requirements to contracts affected by reference rate reform, if certain criteria are met. If elected, an entity would not have to remeasure the contracts at the modification date or reassess a previous accounting determination. Entities electing relief would need to apply it consistently for all eligible modified contracts accounted for under a particular codification topic or industry subtopic. Additionally, entities can elect various optional expedients that would allow them to continue to apply hedge accounting for hedging relationships affected by reference rate reform, if certain criteria are met. Entities electing relief related to hedging relationships can generally elect to apply the optional expedients on a hedge-by-hedge basis.
The guidance is effective upon issuance and can be applied to modifications of existing contracts made after January 1, 2020 and can be applied to eligible hedging relationships existing as of or entered into after the same date. The relief is temporary and cannot be applied to contract modifications that occur after December 31, 2022 or hedging relationships entered into or evaluated after that date. However, certain optional expedients can be applied to hedging relationships evaluated in periods after December 31, 2022. As of June 30, 2021, we had approximately $100.3 million of our aggregate consolidated indebtedness currently indexed to LIBOR and approximately $1.4 billion of our aggregate consolidated indebtedness that was previously indexed to LIBOR but is currently indexed to U.S. Prime (see Note 6 - "Indebtedness" for additional discussion). In addition, as of June 30, 2021, we have certain derivative contracts that are indexed to LIBOR (see Note 7 – “Derivative Financial Instruments” for details) that previously hedged certain variable rate debt instruments. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.
Reconciliation of Cash, Cash Equivalents, and Restricted Cash
The following is a summary of our beginning and ending cash, cash equivalents and restricted cash totals as presented in our statements of cash flows for the six months ended June 30, 2021 and 2020:

	Balance at June 30,		Balance at December 31,
	2021	2020	2020	2019
Cash and cash equivalents	$91,318	$127,019	$92,618	$41,421
Restricted cash	38,084	36,632	37,614	34,054
Total cash, cash equivalents and restricted cash	$129,402	$163,651	$130,232	$75,475
Restricted cash primarily relates to cash held in escrow for payment of real estate taxes and property reserves for maintenance, expansion or leasehold improvements as required by our mortgage loans. Restricted cash is included in "Deferred costs and other assets" in the accompanying balance sheets as of June 30, 2021 and December 31, 2020.
4.    Investment in Real Estate
2021 Dispositions
We are party to a purchase and sale agreement to sell certain outparcels to FCPT Acquisitions, LLC ("Four Corners"). The following table summarizes the key terms of each of the closings that occurred during the three and six months ended June 30, 2021:

Sales Date	Parcels Sold	Purchase Price	Sales Proceeds
January 27, 2021	1	$2,121	$2,109
Based upon the closings above and amendments executed as of June 30, 2021, the Company has approximately $15.6 million of gross proceeds remaining to close, subject to due diligence and closing conditions. Additionally, during the six months ended June 30, 2021, the Company sold certain developed outparcels for an aggregate purchase price of approximately $2.6 million, receiving net proceeds of approximately $2.4 million. The net proceeds from the disposition activities were generally used to fund ongoing redevelopment efforts and for general corporate purposes. In connection with the 2021 disposition activities, the Company recorded a net gain of $2.5 million for the six months ended June 30, 2021, which is included in gain on disposition of interests in properties, net in the accompanying consolidated statements of operations and comprehensive loss.

Washington Prime Group Inc. and Washington Prime Group, L.P.
(Debtors-In-Possession)
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
The following table summarizes the key terms of each of the closings with Four Corners that occurred during the three and six months ended June 30, 2020:

Sales Date	Parcels Sold	Purchase Price	Sales Proceeds
February 13, 2020	2	$1,961	$1,945
Additionally, during the six months ended June 30, 2020, the Company sold certain undeveloped land parcels and developed outparcels for an aggregate purchase price of approximately $2.4 million, receiving net proceeds of approximately $2.2 million. The net proceeds from the disposition activities were generally used to fund ongoing redevelopment efforts and for general corporate purposes. In connection with the 2020 disposition activities, the Company recorded net gains of $0.4 million and $27.2 million for the three and six months ended June 30, 2020, which is included in gain on disposition of interests in properties, net in the accompanying consolidated statements of operations and comprehensive loss.
Impairment
During the quarter ended June 30, 2020, we recorded an impairment charge of approximately $23.8 million related to two enclosed retail properties based on the total estimated fair value of $12.6 million and the related carrying value. The impairment charge was attributed to declines in the estimated undiscounted cash flows which resulted in the carrying value not being recoverable. The fair value of each property was based on the respective discounted future cash flows of each property, using a discount rate range of 18.8% to 19.3% and a terminal capitalization rate range of 16.8% to 17.3%, which were determined using management's assessment of the property operating performance and general market conditions (Level 3 inputs). We did not have any impairment losses during the quarter ended June 30, 2021.
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
5.    Investment in Unconsolidated Entities, at Equity
The Company's investment activity in unconsolidated real estate entities during the six months ended June 30, 2021 and June 30, 2020 consisted of investments in the following material joint ventures:
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
(Debtors-In-Possession)
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

On December 20, 2019, the O'Connor Joint Venture I closed on the extension of the mortgage loan secured by The Mall at Johnson City. The extension was effective May 6, 2020 and extended the maturity of the mortgage loan to May 6, 2023, with two additional one-year extension options available to the joint venture. The extension required a $5.0 million principal prepayment on May 6, 2020, in addition to funding certain reserve accounts of $10.0 million for future redevelopment and property improvements. On June 11, 2020, and in response to the COVID-19 pandemic, the O'Connor Joint Venture I executed a standstill agreement with the lender that extended the effective date of the extension to December 1, 2020 at which time the O'Connor Joint Venture I extended the maturity of the mortgage loan pursuant to the terms and payment requirements noted above.
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
Individual agreements specify which services the Company is to provide to each joint venture. The Company, through its affiliates, provides management, leasing, legal, construction and development services for a fee to the joint ventures as noted above. We recorded fee income of $2.6 million and $5.0 million for the three and six months ended June 30, 2021, respectively, and $1.2 million and $3.4 million for the three and six months ended June 30, 2020, respectively, which are included in other income in the accompanying consolidated statements of operations and comprehensive loss. Advances to the joint ventures totaled $0.3 million as of June 30, 2021 and December 31, 2020, which are included in investment in and advances to unconsolidated entities, at equity in the accompanying consolidated balance sheets. Management deems this balance to be collectible and anticipates repayment within one year.
The following table presents the combined statements of operations for our joint ventures for the three and six months ended June 30, 2021 and 2020:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Total revenues	$56,733	$44,342	$111,462	$107,565
Operating expenses	25,037	20,869	49,750	47,769
Depreciation and amortization	20,284	20,916	41,350	46,305
Operating income	11,412	2,557	20,362	13,491
Gain on sale of interests in properties	—	2,039	—	2,039
Gain on extinguishment of debt	—	—	—	15,605
Interest expense, taxes, and other, net	(12,127)	(12,142)	(24,118)	(24,569)
Net (loss) income of the Company's unconsolidated real estate entities	$(715)	$(7,546)	$(3,756)	$6,566

Our share of loss from the Company's unconsolidated real estate entities	$(873)	$(4,754)	$(3,080)	$(5,786)

Washington Prime Group Inc. and Washington Prime Group, L.P.
(Debtors-In-Possession)
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

The following table presents the combined balance sheets of our joint ventures as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Assets:
Investment properties at cost, net	$1,831,075	$1,829,481
Construction in progress	36,277	50,794
Cash and cash equivalents	53,219	41,273
Tenant receivables and accrued revenue, net	34,313	45,877
Deferred costs and other assets (1)	287,191	295,121
Total assets	$2,242,075	$2,262,546
Liabilities and Members’ Equity:
Mortgage notes payable	$1,208,180	$1,214,679
Accounts payable, accrued expenses, intangibles, and deferred revenues(2)	282,723	293,336
Total liabilities	1,490,903	1,508,015
Members’ equity	751,172	754,531
Total liabilities and members’ equity	$2,242,075	$2,262,546
Our share of members’ equity, net	$394,219	$396,370

Our share of members’ equity, net	$394,219	$396,370
Advances and excess investment	20,446	19,969
Net investment in and advances to unconsolidated entities, at equity	$414,665	$416,339

(1)    Includes value of acquired in-place leases and acquired above-market leases with a net book value of $64,112 and $68,028 as of June 30, 2021 and December 31, 2020, respectively. Additionally, includes right-of-use assets of $173,445 and $173,304 related to ground leases for which our joint ventures are the lessees as of June 30, 2021 and December 31, 2020, respectively.
(2)    Includes the net book value of below market leases of $32,876 and $35,882 as of June 30, 2021 and December 31, 2020, respectively. Additionally, includes lease liabilities of $173,445 and $173,304 related to ground leases for which our joint ventures are the lessees as of June 30, 2021 and December 31, 2020, respectively.
6.    Indebtedness
Mortgage Debt
Total mortgage indebtedness at June 30, 2021 and December 31, 2020 was as follows:

	June 30, 2021	December 31, 2020
Face amount of mortgage loans	$1,032,641	$1,104,375
Fair value adjustments, net	1,059	1,685
Debt issuance cost, net	(4,392)	(4,407)
Carrying value of mortgage loans	$1,029,308	$1,101,653

Washington Prime Group Inc. and Washington Prime Group, L.P.
(Debtors-In-Possession)
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

A roll forward of mortgage indebtedness from December 31, 2020 to June 30, 2021 is summarized as follows:

Balance at December 31, 2020	$1,101,653
Write off of issuance costs associated with liabilities subject to compromise	19
Debt amortization payments	(6,734)
Reclass of Weberstown Term Loan to liabilities subject to compromise	(65,000)
Issuance costs incurred upon debt modifications	(790)
Amortization of fair value and other adjustments	(626)
Amortization of debt issuance costs	786
Balance at June 30, 2021	$1,029,308
On June 8, 2021, the borrower, a consolidated subsidiary of WPG L.P., executed an extension of the $50.3 million non-recourse mortgage loan secured by Town Center at Aurora, located in Aurora, Colorado. Under the terms of the extension, the maturity date was extended to April 1, 2024, with two additional one-year extension options available to the borrower. The extension requires monthly interest payments and a quarterly principal payment of $0.3 million and will bear interest at one-month LIBOR plus 300 basis points per annum.
On June 8, 2021, the $65.0 million Weberstown Term Loan matured (see Note 2 - "Chapter 11 Cases and Ability to Continue as a Going Concern" for additional details).
On April 22, 2021, the borrower, a consolidated subsidiary of WPG L.P., executed a modification of the $35.4 million full-recourse mortgage loan secured by Southgate Mall, located in Missoula, Montana. The modification addressed a technical default resulting from a shortfall in the debt service coverage ratio, and extended the maturity of the mortgage note to September 27, 2023. Under the modified terms, the mortgage loan bears interest at U.S. Prime plus 150 basis points, with a floor of 4.75% per annum.
Corporate and Other Debt
On February 15, 2021, we deferred the approximately $23.2 million semi-annual interest payment on the Senior Notes and commenced a 30-day grace period under the terms of the indenture governing the Senior Notes. On June 13, 2021, or the Petition Date, the Company Parties commenced the Chapter 11 Cases in the Bankruptcy Court and filed the Plan and disclosure statement in connection with such cases. The filing of the Chapter 11 Cases constituted an event of default that accelerated the Company's obligations under the applicable credit agreements governing the December 2015 Term Loan, the Revolver, the Senior Notes, the Term Loan and the Weberstown Term Loan. The Company Parties believe that any efforts to enforce the financial obligations under the applicable credit agreements are stayed as a result of the filing of the Chapter 11 Cases in the Bankruptcy Court and the creditors' rights of enforcement in respect to the applicable credit agreements are subject to the applicable provisions of the Bankruptcy Code.
During the three months ended March 31, 2021, the stated interest rates, depending on total leverage levels, on our Revolver, Term Loan and December 2015 Term Loan (see below for capitalized terms) switched from a range of LIBOR plus 2.00% to 2.60%, with a LIBOR floor of 0.50% to a range of U.S. Prime plus 1.00% to 1.60% pursuant to the terms of the underlying debt agreements. Additionally, due to the commencement of the Chapter 11 Cases, the December 2015 Term Loan, the Revolver and the Term Loan were assessed an additional 200 basis point default interest rate and the Weberstown Term Loan was assessed an additional 300 basis point default interest rate from March 15, 2021 through the Petition Date, which resulted in additional interest expense of approximately $7.1 million for the three and six months ended June 30, 2021. Stated rates in the table below include any default spreads but may not be indicative of future interest costs as the payment of postpetition default interest may not occur.
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

Washington Prime Group Inc. and Washington Prime Group, L.P.
(Debtors-In-Possession)
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

The following table identifies our total corporate debt outstanding at June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Debtor-in-possession financing
Face amount(1)	$50,000	$—

Notes payable:
Face amount - Senior Notes due 2024(2)(9)	$720,900	$720,900
Debt discount, net	—	(6,338)
Debt issuance costs, net	—	(4,086)
Total carrying value of notes payable	$720,900	$710,476

Term loans
Face amount - Term Loan(3)(4)(9)	$350,000	$350,000
Face amount - December 2015 Term Loan(5)(9)	340,000	340,000
Face amount - Weberstown Term Loan(7)(9)	65,000	—
Debt issuance costs, net	—	(8,437)
Total carrying value of term loans	$755,000	$681,563

Revolving credit facility:(3)(6)
Face amount(9)	$647,000	$647,000
Debt issuance costs, net	—	(7,024)
Total carrying value of revolving credit facility	$647,000	$639,976

Other indebtedness:(8)
Anticipated settlement amount	$109,285	$109,285
Debt issuance costs, net	(1,483)	(1,509)
Future accretion, net	(16,396)	(19,969)
Total carrying value of other indebtedness	$91,406	$87,807
(1) The DIP Facility provides for financing in the aggregate principal amount of $100.0 million under a non-amortizing multiple draw super-priority secured term loan facility and bears interest at the greater of LIBOR or 0.75% plus 4.25% per annum.
(2) The Senior Notes due 2024 were issued at a 1.533% discount and bear interest at 6.450% per annum. The Senior Notes due 2024 mature on August 15, 2024.
(3) The revolving credit facility, or "Revolver" and term loan, or "Term Loan" are collectively known as the "Facility."
(4) The Term Loan bears interest at U.S. Prime plus 3.60% or 6.85% per annum and will mature on December 30, 2022.
(5) The December 2015 Term Loan bears interest at U.S. Prime plus 3.60% or 6.85% per annum and will mature on January 10, 2023.
(6) The Revolver provides borrowings on a revolving basis up to $650.0 million, bears interest at U.S. Prime plus 3.25%, and will initially mature on December 30, 2021, subject to two six-month extensions available at our option subject to compliance with terms of the Facility and payment of a customary extension fee. At June 30, 2021, we had an aggregate available borrowing capacity of $3.0 million under the Revolver, however, we are unable to draw on the remaining capacity at this time. At June 30, 2021, the applicable interest rate on the Revolver was U.S. Prime plus 3.25%, or 6.50% per annum.
(7) The Weberstown Term Loan bears interest at the greater of LIBOR or 50 basis points, plus 5.30% or 5.80% and matured on June 1, 2021. In connection with the commencement of the Chapter 11 Cases, this term loan was reclassified from mortgage notes payable to liabilities subject to compromise as of June 30, 2021.
(8) Represents the financial liability associated with our failed sale and master ground leaseback of land at Edison Mall, located in Fort Myers, Florida; Great Lakes Mall, located in Mentor, Ohio; Irving Mall, located in Irving, Texas; and Jefferson Valley Mall, located in Yorktown Heights, New York (collectively, the "Properties"). The master ground lease has a 99-year term and includes fixed annual payments at an initial annualized rate of 7.4%, with annual rent escalators over the aforementioned term. The anticipated settlement amount represents the year 30 repurchase option price of $109.3 million to reacquire the fee interest in the land at the Properties, to which the carrying value of the financial liability is being accreted to, through interest expense, during the repurchase period. Expense is being recognized utilizing an effective interest rate of 8.52% per annum during the repurchase period.

Washington Prime Group Inc. and Washington Prime Group, L.P.
(Debtors-In-Possession)
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

(9) In connection with the commencement of the Chapter 11 Cases, the principal amount of the applicable corporate debt was reclassified to liabilities subject to compromise in the accompanying consolidated balance sheet as of June 30, 2021 and the applicable debt issuance costs and discounts were written off to reorganization items.
Covenants
Our corporate debt agreements contain financial and other covenants. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender including adjustments to the applicable interest rate. On February 15, 2021, we deferred the semi-annual interest payment on the Senior Notes. On June 13, 2021 the Company Parties commenced the Chapter 11 Cases in the Bankruptcy Court. The filing of the Chapter 11 Cases constituted an event of default that accelerated the Company's obligations under the applicable credit agreements governing the December 2015 Term Loan, the Revolver, the Senior Notes, the Term Loan and the Weberstown Term Loan. The Company Parties believe that any efforts to enforce the financial obligations under the applicable credit agreements are stayed as a result of the filing of the Chapter 11 Cases in the Bankruptcy Court and the creditors' rights of enforcement in respect to the applicable credit agreements are subject to the applicable provisions of the Bankruptcy Code.
The total balance of mortgages was approximately $1.0 billion as of June 30, 2021. At June 30, 2021, certain of our consolidated subsidiaries were the borrowers under 20 non-recourse loans and two full-recourse loans secured by mortgages encumbering 24 properties, including one separate pool of cross-defaulted and cross-collateralized mortgages encumbering a total of four properties. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt instruments contain financial and other non-financial covenants which are specific to the properties which serve as collateral for that debt. If the borrower fails to comply with these covenants, the lender could accelerate the debt and enforce its right against their collateral. Our existing non-recourse mortgage loans generally prohibit our subsidiaries that are borrowers thereunder from incurring additional indebtedness, subject to certain customary and limited exceptions. In addition, certain of these instruments limit the ability of the applicable borrower's parent entity from incurring mezzanine indebtedness unless certain conditions are satisfied, including compliance with maximum loan to value ratio and minimum debt service coverage ratio tests. Further, under certain of these existing agreements, if certain cash flow levels in respect of the applicable mortgaged property (as described in the applicable agreement) are not maintained for at least two consecutive quarters, the lender could accelerate the debt and enforce its right against its collateral. The consolidated subsidiaries discussed below are not subject to the Chapter 11 Cases.
On June 30, 2021, we received a letter dated the same date, from the lender notifying the borrower, a consolidated subsidiary of WPG L.P., that the $77.0 million mortgage loan secured by Dayton Mall, located in Dayton, Ohio, was transferred to special servicing because the borrower elected to not make monthly debt service payments beginning in May 2021. The borrower continues to have discussions with the special servicer regarding this non-recourse loan. The Company continues to own, manage and lease the property.
On June 30, 2021, we received a letter dated June 28, 2021, from the lender notifying the borrower, a consolidated subsidiary of WPG L.P., that the $67.7 million mortgage loan secured by Brunswick Square Mall, located in East Brunswick, New York, was transferred to special servicing because the borrower elected to not make monthly debt service payments beginning in May 2021. The borrower continues to have discussions with the special servicer regarding this non-recourse loan. The Company continues to own, manage and lease the property.
On June 17, 2021, the $92.6 million mortgage loan secured by Cottonwood Mall, located in Albuquerque, New Mexico, was transferred to special servicing because the borrower, a consolidated subsidiary of WPG L.P., elected to not make monthly debt service payments beginning in May 2021. The borrower continues to have discussions with the special servicer regarding this non-recourse loan. The Company continues to own, manage and lease the property.
During the first quarter of 2021, the borrower, a consolidated subsidiary of WPG L.P., on the $35.4 million full-recourse mortgage loan secured by Southgate Mall experienced a technical default as a result of the debt service coverage ratio being below the minimum allowable ratio. On April 22, 2021, as described above, the borrower executed a modification of the mortgage loan to cure the technical default.
On February 9, 2021, we received a notice of default letter, dated that same day, from the special servicer to the borrower, a consolidated subsidiary of WPG L.P., concerning the $47.3 million mortgage loan secured by Lincolnwood Town Center, located in Lincolnwood, Illinois. The notice was issued by the special servicer because the funds maintained in the cash management account were insufficient to pay the full January 2021 mortgage payment. On April 8, 2021, the Company received notification that a receiver had been appointed to manage and lease the property. The borrower continues to have discussions with the special servicer regarding this non-recourse loan. An affiliate of WPG continues to hold title to the property.

Washington Prime Group Inc. and Washington Prime Group, L.P.
(Debtors-In-Possession)
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

On February 2, 2021, we received a notice of default letter, dated December 8, 2020, from the special servicer to the borrower, a consolidated subsidiary of WPG L.P., concerning the $16.6 million mortgage loan secured by Anderson Mall, located in Anderson, South Carolina. The notice was issued by the special servicer because the borrower elected to not make monthly debt service payments beginning in April 2020 in response to the COVID-19 pandemic. On March 8, 2021, the Company received notification that a receiver had been appointed to manage and lease the property. The borrower continues to have discussions with the special servicer regarding this non-recourse loan. An affiliate of WPG continues to hold title to the property.
On May 26, 2020, we received a notice of default letter, dated May 14, 2020, from the special servicer to the borrower, a consolidated subsidiary of WPG L.P., concerning the $40.9 million mortgage loan secured by Port Charlotte Town Center, located in Port Charlotte, Florida. The notice was issued by the special servicer because the borrower elected to not pay the May 2020 mortgage payment due to disruption caused by the COVID-19 pandemic. On August 2, 2021, the Company received notification that a receiver had been appointed to manage and lease the property. The borrower continues to have discussions with the special servicer regarding this non-recourse loan. An affiliate of WPG continues to hold title to the property.
On May 13, 2020, we received a letter dated that same date, from the lender notifying the borrower, a consolidated subsidiary of WPG L.P., that the $36.1 million mortgage loan secured by Oak Court Mall & Offices, located in Memphis, Tennessee, was transferred to special servicing because the borrower elected to not make monthly debt service payments beginning in April 2020. On May 25, 2021, the Company received notification that a receiver had been appointed to manage and lease the property. The borrower continues to have discussions with the special servicer of the non-recourse loan. An affiliate of WPG continues to hold title to the property.
On February 21, 2020, we received a letter, dated that same date, from the lender notifying the borrower, a consolidated subsidiary of WPG L.P., that the $33.1 million mortgage loan secured by Muncie Mall, located in Muncie, Indiana, was transferred to special servicing because the borrower notified the lender that future projected cash flows will be insufficient to ensure future compliance with the mortgage loan due to the loss of certain tenants. On April 14, 2020, the Company received notification that a receiver had been appointed to manage and lease the property. The borrower continues to have discussions with the special servicer regarding this non-recourse loan. An affiliate of WPG continues to hold title to the property.
On November 5, 2019, we received a letter dated October 30, 2019, from the lender notifying the borrower, a consolidated subsidiary of WPG L.P., that the $45.1 million mortgage loan secured by Charlottesville Fashion Square, located in Charlottesville, Virginia, was transferred to special servicing because the borrower notified the lender that future projected cash flows will be insufficient to ensure future compliance with the mortgage loan due to the loss of certain tenants. On March 17, 2020, we received notification that a receiver had been appointed to manage, insure, and lease the property. The borrower continues to have discussions with the special servicer regarding this non-recourse loan. An affiliate of WPG still holds title to the property (see Note 12 - "Subsequent Events").
The Company has assessed each of the defaulted properties for impairment indicators and have concluded no impairment charges were warranted as of June 30, 2021.
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
(Debtors-In-Possession)
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

The book value and fair value of these financial instruments and the related discount rate assumptions as of June 30, 2021 and December 31, 2020 are summarized as follows:

	June 30, 2021	December 31, 2020
Book value of fixed-rate mortgages(1)	$982,391	$1,039,375
Fair value of fixed-rate mortgages	$987,693	$1,057,727
Weighted average discount rates assumed in calculation of fair value for fixed-rate mortgages	3.96%	3.79%

Book value of fixed-rate corporate debt(1)	$109,285	$1,420,185
Fair value of fixed-rate corporate and other debt	$158,287	$1,203,079
Weighted average discount rates assumed in calculation of fair value for fixed-rate corporate and other debt	12.40%	10.22%
(1) Excludes debt issuance costs and applicable debt discounts. Additionally, excludes any debt that is subject to compromise as part of the Chapter 11 Cases.
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
Pursuant to the forbearance agreements executed prior to the Petition Date and the uncertainty surrounding the current and forecasted payment of LIBOR-indexed interest, we discontinued hedge accounting on all of our derivatives described below as of January 1, 2021. As a result, approximately $12.1 million was released from AOCL to interest expense as the Company is not able to assert that future interest payments are probable of occurring.

Washington Prime Group Inc. and Washington Prime Group, L.P.
(Debtors-In-Possession)
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

As of June 30, 2021, the Company had 11 outstanding interest rate derivatives with a current notional value of $640.3 million, of which 4 derivatives with a current notional amount of $250.0 million had matured and were subject to final settlement of accrued interest of approximately $1.1 million. The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the consolidated balance sheets as of June 30, 2021 and December 31, 2020:

Derivatives designated as hedging instruments:		Balance Sheet Location	June 30, 2021	December 31, 2020
Interest rate products	Asset derivatives	Deferred costs and other assets	$6	$—
Interest rate products	Liability derivatives	Accounts payable, accrued expenses, intangibles, and deferred revenue	$—	$14,380
Interest rate products	Liability derivatives	Liabilities subject to compromise	$7,987	$—
The asset derivative instruments were reported at their fair value of $6 and $0 at June 30, 2021 and December 31, 2020, respectively. The liability derivative instruments were reported at their fair value of $8.0 million and $14.4 million at June 30, 2021 and December 31, 2020, respectively. Prior to January 1, 2021, cash flow hedge accounting was applied to these derivatives with a corresponding adjustment to OCL for the unrealized gains and losses (net of noncontrolling interest allocation). Beginning January 1, 2021, all changes in value of the derivatives are recognized immediately in interest expense. For the six months ended June 30, 2021, a gain of approximately $0.1 million was recognized in interest expense based on the $6.4 million change in value of the derivatives, net of $6.3 million of interest expense related to the periodic interest settlement.
The table below presents the effect of the Company's derivative financial instruments qualifying for hedge accounting on the consolidated statements of comprehensive loss for the three and six months ended June 30, 2020:

Derivatives in Cash Flow Hedging Relationships (Interest rate products)	Location of Gain or Loss Recognized in Income on Derivatives	For the Three Months Ended June 30,	For the Six Months Ended June 30,
		2020	2020
Amount of Loss Recognized in OCL on Derivatives	Interest expense	$(1,760)	$(17,969)

Amount of Loss Reclassified from AOCL into Income	Interest expense	$2,680	$3,443
The table below presents the effect of the Company's derivative financial instruments qualifying for hedge accounting on the consolidated statements of operations for the three and six months ended June 30, 2020:

Effect of Cash Flow Hedges on Consolidated Statements of Operations	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2020	2020
Total interest expense presented in the consolidated statements of operations in which the effects of cash flow hedges are recorded	$(37,445)	$(76,080)

Amount of loss reclassified from accumulated other comprehensive loss into interest expense	$2,680	$3,443
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
As of June 30, 2021, the fair value of the derivatives in a net liability position, plus accrued interest but excluding any adjustment for nonperformance risk, related to these agreements was $9.1 million. As of June 30, 2021, the Company has not posted any collateral related to these agreements. Upon the filing of the Chapter 11 Cases, the Company was in default with the provisions as of June 30, 2021 and are required to settle its obligations under these agreements. The termination value of $9.1 million is included in liabilities subject to compromise in the accompanying consolidated balance sheet as of June 30, 2021.

Washington Prime Group Inc. and Washington Prime Group, L.P.
(Debtors-In-Possession)
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2021 and December 31, 2020, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
The tables below present the Company’s net assets and (liabilities) measured at fair value as of June 30, 2021 and December 31, 2020 aggregated by the level in the fair value hierarchy within which those measurements fall:

	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2021
Derivative instruments, net	$—	$(7,981)	$—	$(7,981)

	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2020
Derivative instruments, net	$—	$(14,380)	$—	$(14,380)
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

Washington Prime Group Inc. and Washington Prime Group, L.P.
(Debtors-In-Possession)
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
The following table summarizes our rental income for the three and six months ended June 30, 2021 and 2020:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Operating lease payments, fixed	$102,733	$125,366	$209,499	$256,871
Operating lease payments, variable	30,177	12,897	59,589	32,001
Amortization of straight-line rent, inducements, and rent abatements	2,606	(21,586)	(517)	(20,777)
Net amortization/accretion of above and below-market leases	1,073	1,712	2,035	2,818
Change in estimate of collectibility of rental income	(2,455)	(21,632)	(8,681)	(26,745)
Total rental income	$134,134	$96,757	$261,925	$244,168
We recorded rent abatements of $3.3 million for the six months ended June 30, 2021 in response to the COVID-19 pandemic. We recorded rent abatements of $22.0 million and a change in our estimate of collectibility of rental income, including accrued (straight-line) rent, of $21.6 million, during the three and six months ended June 30, 2020 in response to the COVID-19 pandemic.
Future payments to be received under non-cancelable operating leases for each of the next five years and thereafter, excluding variable payments of tenant reimbursements, percentage or overage rents, and lease termination payments as of June 30, 2021 are as follows:

2021 (July - December)	$212,001
2022	371,626
2023	309,551
2024	247,692
2025	194,469
Thereafter	600,862
$1,936,201
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
(Debtors-In-Possession)
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

Exchange Rights
Subject to the terms of the limited partnership agreement of WPG L.P., limited partners in WPG L.P. have, at their option, the right to exchange all or any portion of their units for shares of WPG Inc. common stock on a one‑for‑one basis or cash, as determined by WPG Inc. Therefore, the common units held by limited partners are considered by WPG Inc. to be share equivalents and classified as noncontrolling interests within permanent equity, and classified by WPG L.P. as permanent equity. The amount of cash to be paid if the exchange right is exercised and the cash option is selected will be based on the market value of WPG Inc.'s common stock as determined pursuant to the terms of the WPG L.P. Partnership Agreement. During the six months ended June 30, 2021, WPG Inc. issued 3,450,397 shares of common stock to certain limited partners of WPG L.P. in exchange for an equal number of units pursuant to the WPG L.P. Partnership Agreement in several separate redemption transactions. These transactions increased WPG Inc.'s ownership interest in WPG L.P. by approximately 13.9%. There were no similar transactions during the six months ended June 30, 2020.
At June 30, 2021, WPG Inc. had reserved 310,991 shares of common stock for possible issuance upon the exchange of units held by WPG L.P. limited partners.
The holders of the Series I-1 Preferred Units have, at their option, the right to have their units purchased by WPG L.P. subject to the satisfaction of certain conditions. Therefore, the Series I-1 Preferred Units are classified as redeemable noncontrolling interests outside of permanent equity.
Stock Based Compensation
The WPG Inc. Board of Directors (the "Board") has adopted the Washington Prime Group, L.P. 2014 Stock Incentive Plan (the "2014 Plan") and the Washington Prime Group, L.P. 2019 Stock Incentive Plan (the "2019 Plan"), which replaced the 2014 Plan with respect to the issuance of new awards, to grant awards to current and prospective directors, officers, employees and consultants of the Company or any affiliate. Under the 2014 Plan, an aggregate of 1,111,112 shares of common stock were reserved for issuance, with a maximum number of awards to be granted to a participant in any calendar year of 55,556 shares/units. Upon the adoption of the 2019 Plan, the annual threshold was removed. Under the 2019 Plan, an aggregate of 810,000 shares of common stock are reserved for issuance, excluding carryover shares from the 2014 Plan. Awards may be in the form of stock options, stock appreciation rights, restricted stock, restricted stock units ("RSUs") or other stock-based awards in WPG Inc., long term incentive units ("LTIP units" or "LTIPs") or performance units ("Performance LTIP Units") in WPG L.P. The 2019 Plan terminates, per its terms, on May 16, 2029.
The following is a summary by type of the awards that the Company issued during the six months ended June 30, 2021 and June 30, 2020 under the 2014 Plan and 2019 Plan.
Annual Long-Term Incentive Awards
During the six months ended June 30, 2020, the Company approved the terms and conditions of the 2020 annual awards (the "2020 Annual Long-Term Incentive Awards") for certain executive officers and employees of the Company. Under the terms of the awards program, each participant is provided the opportunity to receive (i) time-based RSUs and (ii) performance-based stock units ("PSUs"). RSUs represent a contingent right to receive one WPG Inc. common share for each vested RSU. RSUs will vest in one-third installments on each annual anniversary of the respective Grant Date (as referenced below), subject to the participant's continued employment with the Company through each vesting date and the participant's continued compliance with certain applicable covenants. During the service period, dividend equivalents will be paid in cash accruals or under some circumstances, common shares, with respect to the RSUs corresponding to the amount of any cash dividends paid by the Company to WPG Inc.'s common shareholders for the applicable dividend payment dates. Compensation expense is recognized on a straight-line basis over the three year vesting term. Actual PSUs earned may range from 0% to 150% of the PSUs allocated to the award recipient, based on WPG Inc.'s total shareholder return ("TSR") compared to a peer group based on companies with similar assets and revenue over a three-year performance period that commenced on the respective Grant Date (as referenced below). During the performance period, dividend equivalents corresponding to the amount of any regular cash dividends paid by the Company to WPG Inc.’s common shareholders for the applicable dividend payment dates will accrue and be deemed reinvested in additional PSUs, which will be settled in common shares at the same time and only to the extent that the underlying PSU is earned and settled in common shares. Payout of the PSUs is also subject to the participant’s continued employment with the Company through the end of the performance period. The PSUs were valued through the use of a Monte Carlo model and the related compensation expense is recognized over the three-year performance period. No comparable awards were issued during the six months ended June 30, 2021.

Washington Prime Group Inc. and Washington Prime Group, L.P.
(Debtors-In-Possession)
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
During the six months ended June 30, 2021, the performance period related to PSUs awarded in conjunction with the 2018 annual awards ended. There was no payout as the Company's TSR performance during the applicable performance period did not exceed the minimum required threshold for payout and 52,753 PSUs were forfeited.
WPG Restricted Stock Units
During the six months ended June 30, 2020, the Company awarded 136,805 RSUs, with a grant date fair value of $0.8 million, to certain employees and non-employee members of the Board. The RSUs are service-based awards and the related fair value is expensed over the applicable service periods, except in instances that result in accelerated vesting due to severance arrangements or retirement of Board members. There were no comparable awards issued during the six months ended June 30, 2021.
Stock Options
During the six months ended June 30, 2021, no stock options were granted to employees, no stock options were exercised by employees and 5,626 stock options were canceled, forfeited or expired. As of June 30, 2021, there were 57,817 stock options outstanding. During the six months ended June 30, 2020, no stock options were granted to employees, no stock options were exercised by employees and 3,493 stock options were canceled, forfeited or expired.
Share Award Related Compensation Expense
During the three and six months ended June 30, 2021, the Company recorded compensation expense pertaining to the awards granted of $1.2 million and $2.5 million, respectively, in general and administrative and property operating expense within the consolidated statements of operations and comprehensive loss. During the three and six months ended June 30, 2020, the Company recorded compensation expense pertaining to the awards granted of $1.9 million and $3.8 million, respectively, in general and administrative and property operating expense within the consolidated statements of operations and comprehensive loss. In certain instances, employment agreements and stock compensation programs provide for accelerated vesting when executives are terminated without cause. Additionally, the Committee may, in its discretion, accelerate the vesting for retiring Board members.
Distributions
For the three and six months ended June 30, 2021, no common share/unit dividends were declared by the Board. For the six months ended June 30, 2020, the Board declared common share/unit dividends of $1.125.
Additionally, for the three and six months ended June 30, 2021, no dividends were declared by the Board on the Series H Cumulative Redeemable Preferred Stock, Series I Cumulative Redeemable Preferred Stock or the Series I-1 Preferred Units. The $3.6 million distributions paid during the six months ended June 30, 2021 related to the fourth quarter 2020 preferred dividend declaration. The undeclared preferred dividends are cumulative and are credited to the applicable preferred equity accounts until they are declared by the Board, at which time they are reclassified to distributions payable until settled.

Washington Prime Group Inc. and Washington Prime Group, L.P.
(Debtors-In-Possession)
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

10.    Commitments and Contingencies
Litigation
We are involved from time-to-time in various legal proceedings that arise in the ordinary course of our business, including, but not limited to commercial disputes, environmental matters, and litigation in connection with transactions including acquisitions and divestitures. We believe that such litigation, claims and administrative proceedings will not have a material adverse impact on our financial position or our results of operations. We record a liability when a loss is considered probable and the amount can be reasonably estimated. In addition to those legal proceedings arising in the ordinary course of business, the Company is also a party to certain legal proceedings described below.
Chapter 11 Bankruptcy Proceedings
On June 13, 2021, the Company Parties filed the Chapter 11 Cases in the Bankruptcy Court (see Note 2 - "Chapter 11 Cases and Ability to Continue as a Going Concern" for additional details).
Securities Litigation
WPG and certain of its executive officers were named as defendants in two putative class action lawsuits alleging violations of the federal securities laws (collectively, the “Securities Class Action Litigation”), each filed in the United States District Court for the Southern District of Ohio (Eastern Division), on behalf of all persons who purchased or otherwise acquired WPG common share securities during a specified period of time stated in the respective complaints. The plaintiff in one of the Securities Class Action Litigation cases is identified as Randy Slipher and the case is captioned: Randy Slipher, Individually and On Behalf of All Others Similarly Situated, v. Washington Prime Group Inc. et al., Case: 2:21-cv-02757-JGL-KAJ. The second lawsuit was commenced by an individual identified as Jean-Marie Cousinou and the case is captioned: Jean-Marie Cousinou , Individually and On Behalf of All Others Similarly Situated, v. Washington Prime Group Inc. et al., Case: 2:21-cv-03431-SDM-EPD. The Slipher case was filed on May 24, 2021 and the Cousinou case was filed on June 9, 2021. On June 15, 2021, Plaintiff in the Slipher case voluntarily dismissed WPG from the action, but is maintaining his claims against the individual defendants. WPG remains a defendant in the Cousinou case.
Each of the complaints filed in the Securities Class Action Litigation allege violations of the federal securities laws, including, among other things, that the defendants made certain materially false and misleading statements and omissions regarding WPG’s unsecured indebtedness, liquidity, business, operations, and prospects during the periods of time specified in each suit as the class period. The plaintiff in each case seeks compensatory damages and attorneys’ fees and costs, among other relief, but have not specified the exact amount of damages sought. The outcome of the legal proceedings that comprise the Securities Class Action Litigation cannot be predicted with certainty at this time. WPG’s insurance carriers have been placed on notice of these matters. WPG believes that the Chapter 11 Cases filed by WPG and certain of its affiliated companies, may impact the Securities Class Action Litigation, including the imposition of the automatic stay. Pursuant to the Private Securities Litigation Reform Act, it is likely that the Court will consolidate the Slipher and Cousinou case and will appoint a lead plaintiff and lead counsel. As of the date of this 10-Q, that has not occurred, although two motions to consolidate and for the appointment of lead plaintiff and lead counsel are currently pending in the Slipher case. The court in neither the Slipher case nor the Cousinou case have yet to consider or rule on class certification.
Concentration of Credit Risk
All operations are within the United States and no customer or tenant accounts for 5% or more of our consolidated revenues.

Washington Prime Group Inc. and Washington Prime Group, L.P.
(Debtors-In-Possession)
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

Lease Commitments
As of June 30, 2021, a total of four consolidated properties are subject to ground leases. The termination dates of these ground leases occur between the years of 2026 to 2076. These ground leases generally require us to make fixed annual rental payments, or a fixed annual rental plus a percentage rent component based upon the revenues or total sales of the property. Some of these leases also include escalation clauses and renewal options. For the three and six months ended June 30, 2021, we incurred ground lease expense of $204 and $410, respectively, of which $13 and $20 related to straight-line rent expense, which is included in ground rent in the accompanying consolidated statements of operations and comprehensive loss. For the three and six months ended June 30, 2020, we incurred ground lease expense of $209 and $331, respectively, of which $5 and $10, respectively, related to straight-line rent expense. Additionally, the Company has two material office leases and one material garage lease. The termination dates of these leases occur between the years of 2023 to 2026. These leases generally require us to make fixed annual rental payments, plus our share of CAM expense and real estate taxes and insurance. For the three and six months ended June 30, 2021, we incurred lease expense of $615 and $1,243, respectively, which is included in general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss. For the three and six months ended June 30, 2020, we incurred lease expense of $612 and $1,261, respectively.
Future minimum lease payments due under these leases for each of the next five years and thereafter, excluding applicable extension options, as of June 30, 2021 are as follows:

2021 (July - December)	$1,037
2022	2,099
2023	1,427
2024	999
2025	1,008
Thereafter	19,370
Total lease payments	25,940
Less: Discount	15,629
Present value of lease liabilities	$10,311
The weighted average remaining lease term for our consolidated operating leases was 21.6 years and the weighted average discount rate for determining the lease liabilities was 8.9% at June 30, 2021. The discount rates utilized in calculating the lease liabilities represents our estimate of the Company's incremental borrowing rate over the terms that correspond to the leases. We had no financing leases as of June 30, 2021.
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

Washington Prime Group Inc. and Washington Prime Group, L.P.
(Debtors-In-Possession)
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

The following table sets forth the computation of WPG Inc.'s basic and diluted loss per common share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Loss Per Common Share, Basic:
Net loss attributable to common shareholders - basic	$(105,518)	$(82,050)	$(158,472)	$(78,675)
Weighted average shares outstanding - basic	24,778,868	21,171,230	23,402,736	21,093,577
Loss per common share, basic	$(4.26)	$(3.88)	$(6.77)	$(3.73)

Loss Per Common Share, Diluted:
Net loss attributable to common shareholders - basic	$(105,518)	$(82,050)	$(158,472)	$(78,675)
Net loss attributable to limited partner unitholders	(1,456)	(14,931)	(11,904)	(14,314)
Net loss attributable to common shareholders - diluted	$(106,974)	$(96,981)	$(170,376)	$(92,989)
Weighted average common shares outstanding - basic	24,778,868	21,171,230	23,402,736	21,093,577
Weighted average operating partnership units outstanding	341,960	3,831,728	1,757,974	3,837,747
Weighted average common shares outstanding - diluted	25,120,828	25,002,958	25,160,710	24,931,324
Loss per common share, diluted	$(4.26)	$(3.88)	$(6.77)	$(3.73)
For the three and six months ended June 30, 2021 and 2020, additional potentially dilutive securities include contingently-issuable outstanding stock options, RSUs, and performance based components of annual or special arrangement awards. For the three and six months ended June 30, 2021, the potential dilutive effect of 57,817 contingently-issuable outstanding stock options, 66,857 RSUs and 262,919 performance based components of annual or special arrangement awards were excluded as their inclusion would be anti-dilutive. For the three and six months ended June 30, 2020, the potential dilutive effect of 63,317 contingently-issuable outstanding stock options, 66,857 RSUs and 318,669 performance based components of annual or special arrangement awards were excluded as their inclusion would be anti-dilutive.
WPG L.P. Loss Per Common Unit
We determine WPG L.P.'s basic loss earnings per common unit based on the weighted average number of common units outstanding during the period and we consider any participating securities for purposes of applying the two-class method. We determine WPG L.P.'s diluted loss per unit based on the weighted average number of common units outstanding combined with the incremental weighted average units that would have been outstanding assuming all potentially dilutive securities were converted into common units at the earliest date possible.
The following table sets forth the computation of WPG L.P.'s basic and diluted loss per common unit:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Loss Per Common Unit, Basic & Diluted:
Net loss attributable to common unitholders - basic and diluted	$(106,974)	$(96,981)	$(170,376)	$(92,989)
Weighted average common units outstanding - basic & diluted	25,120,828	25,002,958	25,160,710	24,931,324
Loss per common unit, basic & diluted	$(4.26)	$(3.88)	$(6.77)	$(3.73)
For the three and six months ended June 30, 2021 and 2020, additional potentially dilutive securities include contingently-issuable units related to WPG Inc.'s outstanding stock options, RSUs, and WPG Inc.'s performance based components of annual or special arrangement awards. For the three and six months ended June 30, 2021, the potential dilutive effect of 57,817 contingently-issuable outstanding stock options, 66,857 RSUs and 262,919 performance based components of annual or special arrangement awards were excluded as their inclusion would be anti-dilutive. For the three and six months ended June 30, 2020, the potential dilutive effect of 63,317 contingently-issuable outstanding stock options, 66,857 RSUs and 318,669 performance based components of annual or special arrangement awards were excluded as their inclusion would be anti-dilutive.

Washington Prime Group Inc. and Washington Prime Group, L.P.
(Debtors-In-Possession)
Condensed Notes to Unaudited Consolidated Financial Statements (Continued)
(dollars in thousands, except share, unit and per share amounts and where indicated as in millions or billions)

12.    Subsequent Events
On July 9, 2021, the borrower, a consolidated subsidiary of WPG L.P., executed an extension of the $37.4 million non-recourse mortgage loan secured by Grand Central Mall, located in Parkersburg, West Virginia. Under the terms of the extension, the maturity date was extended to July 6, 2023, with two additional one-year extension options available to the borrower.
On July 16, 2021, the trustee, on behalf of the mortgage lender, conducted a non-judicial foreclosure sale of Charlottesville Fashion Square. The mortgage lender was the successful bidder at the sale and ownership is expected to transfer in the third quarter of 2021. The Company will record a gain between $30.0 million and $35.0 million related to the extinguishment of the $45.1 million mortgage loan during the third quarter of 2021.
On July 23, 2021, we received a notice of default letter dated July 21, 2021, from the special servicer to the borrower, a consolidated subsidiary of WPG L.P., concerning the $34.6 million mortgage loan secured by Ashland Town Center, located in Ashland, Kentucky. The notice was issued by the special servicer because the borrower did not repay the loan in full by its July 6, 2021 maturity date. The borrower has commenced discussions with the special servicer regarding extending this non-recourse loan. The Company continues to own, manage and lease the property.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in this report.
Overview - Basis of Presentation
Washington Prime Group Inc. ("WPG Inc.") is an Indiana corporation that operates as a fully integrated, self‑administered and self‑managed real estate investment trust, or REIT, under the U.S. Internal Revenue Code of 1986, as amended (the "Code"). WPG Inc. will generally qualify as a REIT for U.S. federal income tax purposes as long as it continues to distribute at least 90% of its REIT taxable income, exclusive of net capital gains, and satisfy certain other requirements. WPG Inc. will generally be allowed a deduction against its U.S. federal income tax liability for dividends paid by it to REIT shareholders, thereby reducing or eliminating any corporate level taxation to WPG Inc. Washington Prime Group, L.P. ("WPG L.P.") is WPG Inc.'s majority‑owned limited partnership subsidiary that owns, develops and manages, through its affiliates, all of WPG Inc.'s real estate properties and other assets. WPG Inc. is the sole general partner of WPG L.P. As of June 30, 2021, our assets consisted of material interests in 101 shopping centers in the United States, consisting of open air properties and enclosed retail properties, comprised of approximately 51 million square feet of managed gross leasable area.
Unless the context otherwise requires, references to "WPG," the "Company," "we," "us" and "our" refer to WPG Inc., WPG L.P. and entities in which WPG Inc. or WPG L.P. (or any affiliate) has a material ownership or financial interest, on a consolidated basis.
The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The consolidated balance sheets as of June 30, 2021 and December 31, 2020 include the accounts of WPG Inc. and WPG L.P., as well as their majority owned and controlled subsidiaries. The consolidated statements of operations include the consolidated accounts of the Company. All intercompany transactions have been eliminated in consolidation. In the opinion of management, the consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods presented. The Company believes that the disclosures made are adequate to prevent the information presented from being misleading.
Voluntary Reorganization Under Chapter 11
On June 11, 2021, WPG Inc., WPG L.P. and certain of their direct and indirect subsidiaries (collectively, the "Company Parties"), entered into a Restructuring Support Agreement (the "Restructuring Support Agreement" or "RSA") with certain creditors (the "Consenting Stakeholders"), which as of the Agreement Effective Date (as defined in the RSA), represented at least 74.5% of the $997.0 million aggregate principal amount of the Term Loan and Revolver (both as defined in Note 6 - "Indebtedness"), or the "2018 Credit Facility Claims," at least 62.0% of the $340.0 million aggregate principal amount of the December 2015 Term Loan (as defined in Note 6 - "Indebtedness"), or the "2015 Credit Facility Claims," 100.0% of the aggregate $65.0 million principal amount of the term loan secured by Weberstown Mall, located in Stockton, California (the "Weberstown Term Loan"), or the "Weberstown Term Loan Facility Claims," and at least 66.7% of the $720.9 million aggregate principal amount of the Senior Notes due 2024 ( the "Senior Notes") or the "Unsecured Notes Claims."
Under the RSA, the Consenting Stakeholders have agreed, subject to certain terms and conditions, to support a financial restructuring (the "Restructuring") of the existing corporate debt of, existing equity interests in, and certain other obligations of the Company Parties, pursuant to the chapter 11 plan of reorganization (as may be amended, modified, or supplemented from time to time, the "Plan") that was filed on June 23, 2021 in the chapter 11 cases cases (the "Chapter 11 Cases") commenced by the Company Parties on June 13, 2021 (the "Petition Date") by filing voluntary petitions for relief under chapter 11 of title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of Texas (the "Bankruptcy Court"). The Company Parties are authorized to continue to operate their businesses and manage their properties as debtors-in-possession pursuant to the Bankruptcy Code. The Bankruptcy Court granted certain "first-day" relief requested by the Company Parties providing the authority, among other things, to pay employee wages and benefits and pay certain vendors and business partners for goods and services provided both before and after the Petition Date so that those designated vendors and business partners who continue to work with the Company Parties on existing terms will be paid in full and in the ordinary course of business. The Company Parties' Chapter 11 Cases are being jointly administered for procedural purposes only under the caption In re Washington Prime Group Inc., et al., Case No. 21-31948 (MI).
The filing of the Chapter 11 Cases constituted an event of default that accelerated the Company's obligations under the applicable credit agreements governing the December 2015 Term Loan, the Revolver, the Senior Notes, the Term Loan and the Weberstown Term Loan. The Company Parties believe that any efforts to enforce the financial obligations under the applicable credit agreements are stayed as a result of the filing of the Chapter 11 Cases in the Bankruptcy Court and the creditors' rights of enforcement in respect to the applicable credit agreements are subject to the applicable provisions of the Bankruptcy Code.

In connection with the Chapter 11 Cases, the Company obtained debtor-in-possession ("DIP") financing in the aggregate principal amount of up to $100.0 million under a non-amortizing multi-draw super-priority secured term loan credit facility (the "DIP Facility"), bearing interest at the greater of the London Inter-Bank Offered Rate ("LIBOR") and the Benchmark Replacement Adjustment (as defined in the DIP Facility) (which, in each case, is deemed to be 0.75%, if less than 0.75%) plus 4.25% and 3.25% per annum, respectively. The DIP Facility includes conditions precedent, representations and warranties, affirmative and negative covenants and events of default customary for financings of this type and size. The proceeds of all or a portion of the DIP Facility may be used for, among other things, general corporate purposes, including working capital, administrative costs, redevelopment costs, tenant obligations, expenses and fees of the transactions contemplated by the Chapter 11 Cases, for payment of court approved adequate protection obligations and other such purposes consistent with the DIP Facility. As of June 30, 2021, $50.0 million was outstanding under the DIP Facility, of which $1.5 million was used to pay applicable administrative agent fees and the interest rate for the initial borrowing was 5.0% per annum.
Pursuant to the RSA and the Plan, the Company Parties have a right to "toggle" from an equitization plan (the "Equitization Restructuring") or an alternative value-maximizing transaction that would repay, in full in cash, all of the Company's corporation-level debt. Whether an alternative transaction is available depends on the results of the Company's 60-day postpetition continuation of its prepetition marketing process. If elected, the Equitization Restructuring, tied to certain milestones in the RSA, provides for the treatment of each class of claims and interests as follows:
•2018 Credit Facility Claims and 2015 Credit Facility Claims: Each holder shall receive its pro rata share of (i) new term loan exit facility in an aggregate principal amount of approximately $1.2 billion plus, at the election of the Plan sponsor, certain prepetition and postpetition interest and (ii) $150.0 million cash plus cash in the amount of any accrued and unpaid (a) adequate protection payments and (b) prepetition and postpetition interest not added to the principal balance of the new term loan exit facility;
•Weberstown Term Loan Facility Claims: Each holder shall receive its pro rata share of (i) new term loan exit facility in the aggregate principal amount of $25.0 million plus, at the election of the Plan sponsor, certain prepetition and postpetition interest and (ii) $40.0 million cash plus cash in the amount of any accrued and unpaid (a) adequate protection payments and (b) prepetition and postpetition interest not added to the principal balance of the new term loan exit facility;
•Secured Property-Level Debt and Guarantee Claims: To the extent that any secured property-level debt and guarantee claims exist, such secured property-level mortgage claims shall be reinstated, unimpaired, or receive treatment reasonably acceptable to the Plan sponsor;
•Unsecured Notes Claims: Each holder shall receive its pro rata share of (i) 100% of the new common equity, less any new common equity distributed to holders of existing equity interests electing to receive new common equity, subject to dilution on account of the management incentive plan, and the equity rights offering and (ii) the right to purchase their pro rata share of 50% of the new common equity offered in the equity rights offering;
•General Unsecured Claims: Each holder shall, at the option of the applicable Company Party, (i) receive payment in full in cash or (ii) be reinstated;
•Existing Preferred Equity Interests: Subject to certain eligibility requirements and election rights set forth in the Plan, each holder shall receive: (i) if the class of existing preferred equity interests votes to accept the Plan, such holder’s pro rata share of the (A) preferred equity cash pool, which shall equal $20.0 million if the class of existing common equity interests votes to accept the Plan and $40.0 million otherwise or (B) the preferred equity pool, which shall equal 3.0625% if the class of existing common equity interests votes to accept the Plan and 6.1250% otherwise; or (ii) if the class of existing preferred equity interests votes to reject the Plan, each holder of existing preferred equity interests shall not receive any distribution on account of such existing preferred equity interests, which will be canceled, released, and extinguished as of the agreement effective date, and will be of no further force or effect; and
•Existing Common Equity Interests: Subject to certain eligibility requirements and election rights set forth in the Plan, each holder shall receive: (i) if the class of existing preferred equity interests and the class of common equity interests vote to accept the Plan, such holder’s pro rata share of (A) $20.0 million or (B) 3.0625% of new common equity; or (ii) if the class of existing preferred equity interests or existing common equity interests vote to reject the Plan, holders of existing common equity interests shall not receive any distribution on account of such interests, which will be canceled, released, and extinguished as of the agreement effective date, and will be of no further force or effect.
As part of the Equitization Restructuring, the Company Parties intend to conduct a backstopped equity rights offering to raise up to $325.0 million in cash from the offer and sale of new common equity. 50% of the equity rights are available to holders of the Senior Notes and 50% are available to certain of the Consenting Stakeholders, which have agreed to fully backstop the equity rights offering. The new common equity issued in the equity rights offering will dilute the new common equity distributed to holders of Unsecured Notes Claims, as explained above, on account of such claims, and any portion of the equity rights offering in excess of $260.0 million and new common equity issued on account of the management incentive plan will also dilute the new common equity distributed to holders of existing equity interests.

The Plan also contains a proposed debtor release provision and third-party release provision that releases certain claims belonging to holders of claims and equity interests that to do not opt out of such third-party release. The releases in the Plan are subject to the Bankruptcy Court’s approval.
The RSA contains various milestones, including the following: (a) no later than two calendar days after the Petition Date, the Company Parties shall have filed the Plan and disclosure statement; (b) no later than five calendar days after the Petition Date the Bankruptcy Court shall have entered the DIP interim order; (c) no later than 30 calendar days after the Petition Date, or such other date as agreed by the Plan sponsor and the Company Parties, the Bankruptcy Court shall have entered the backstop approval order; (d) no later than 45 calendar days after the Petition Date, the Bankruptcy Court shall have entered the DIP final order; (e) no later than 60 calendar days after the Petition Date, the Bankruptcy Court shall have entered the confirmation order; provided that such milestone may be extended to 74 calendar days in accordance with the procedures included in the RSA; and (f) no later than 15 calendar days after the entry of the confirmation order, the Plan effective date shall have occurred. The milestones can be waived with consent from the applicable parties to the RSA.
In connection with the Restructuring but prior to the Petition Date, the Company incurred prepetition charges of approximately $52.5 million in 2021, which consisted of legal, professional and transaction success fees. The Company expects to continue to incur ongoing legal and professional fees as the Chapter 11 Cases proceed. In addition, the Company's arrangements with certain providers of legal and professional services include transaction success fees totaling approximately $11.7 million that are payable upon approval of the Plan by the Bankruptcy Court and achievement of certain other milestones. Additionally, the Company incurred approximately $24.4 million of reorganization fees, which primarily relate to non-cash write offs of capitalized debt issuance cost and debt discounts associated with certain debt obligations that are subject to compromise under the Chapter 11 Cases.
The Company cannot predict the ultimate outcome of its Chapter 11 Cases at this time or the satisfaction of any of the RSA milestones yet to come. For the duration of the Company’s Chapter 11 proceedings, the Company’s operations and ability to develop and execute its business plan are subject to the risks and uncertainties associated with the Chapter 11 process. As a result of these risks and uncertainties, the amount and composition of the Company’s assets, liabilities, officers and/or directors could be significantly different following the outcome of the Chapter 11 proceedings, and the description of the Company’s operations, properties and liquidity and capital resources included in this quarterly report may not accurately reflect its operations, properties and liquidity and capital resources following the Chapter 11 process. See "Risk Factors" in Part II Item 1A of this form 10-Q for more information.
In particular, subject to certain exceptions, under the Bankruptcy Code, the Company Parties may assume, assume and assign or reject executory contracts and unexpired leases subject to the approval of the Bankruptcy Court and certain other conditions. Generally, the rejection of an executory contract or unexpired lease is treated as a prepetition breach of such executory contract or unexpired lease and, subject to certain exceptions, relieves the Company Parties of performing their future obligations under such executory contract or unexpired lease but entitles the contract counterparty or lessor to a prepetition general unsecured claim for damages caused by such deemed breach subject, in the case of the rejection of unexpired leases of real property, to certain caps on damages. Counterparties to such rejected contracts or leases may assert unsecured claims in the Bankruptcy Court against the applicable Company Party’s estate for such damages. Generally, the assumption or assumption and assignment of an executory contract or unexpired lease requires the Company Parties to cure existing monetary defaults under such executory contract or unexpired lease and provide adequate assurance of future performance thereunder. Accordingly, any description of an executory contract or unexpired lease with the Company Parties in this quarterly report, including where applicable a quantification of the Company’s obligations under any such executory contract or unexpired lease with the Company Parties is qualified by any overriding rights the Company has under the Bankruptcy Code. Further, nothing herein is or shall be deemed an admission with respect to any claim amounts or calculations arising from the assumption, assumption and assignment or rejection of any executory contract or unexpired lease and the Company Parties expressly preserve all of their rights with respect thereto.
Given the acceleration of the aforementioned obligations, as well as the inherent risks, unknown results and inherent uncertainties associated with the bankruptcy process and the direct correlation between these matters and the Company's ability to satisfy its financial obligations that may arise, the Company believes that there is substantial doubt that it will continue to operate as a going concern. See Note 2 in Part 1 Item 1 for additional details.

COVID-19
The novel strain of coronavirus ("COVID-19") continues to have a negative impact on both the Company's operations and our tenants' revenues and businesses. While all of our shopping centers were open during the six months ended June 30, 2021, certain applicable operational limitations and restrictions remain in effect. In addition, during the six months ended June 30, 2021, we granted additional rent relief to certain of our tenants through a combination of approximately $3.3 million of rent abatements as well as rent deferrals to future periods which has impacted our fiscal year 2021 operating cash flows. A further worsening of the financial condition of our tenants may impact our continual assessment of future collectibility of rents, which could cause us to write-off additional straight-line rent that has not yet been billed. The situation continues to evolve as vaccine distribution continues to accelerate while certain geographic regions across the United States are experiencing a surge in new cases as a result of mutant strains of COVID-19, which could result in shoppers limiting their in-store purchases in exchange for curbside or on-line purchases. Additional impacts to the business and operations may arise that we are not aware of currently. We cannot predict whether, when or the manner in which the conditions surrounding COVID-19 will change, including the timing of potential additional closure requirements or the subsequent lifting of any said restrictions.
Impairment
During the quarter ended June 30, 2020, we recorded an impairment charge of approximately $23.8 million related to two enclosed retail properties based on the total estimated fair value of $12.6 million and the related carrying value. The impairment charge was attributed to declines in the estimated undiscounted cash flows which resulted in the carrying value not being recoverable. The fair value of each property was based on the respective discounted future cash flows of each property, using a discount rate range of 18.8% to 19.3% and a terminal capitalization rate range of 16.8% to 17.3%, which were determined using management's assessment of the property operating performance and general market conditions. We did not have any impairment losses during the quarter ended June 30, 2021.
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
New Accounting Pronouncements
In March 2020, the FASB issued ASU 2020-04 "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." ASU 2020-04 provides temporary optional expedients and exceptions to GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate ("SOFR"). Entities can elect not to apply certain modification accounting requirements to contracts affected by reference rate reform, if certain criteria are met. If elected, an entity would not have to remeasure the contracts at the modification date or reassess a previous accounting determination. Entities electing relief would need to apply it consistently for all eligible modified contracts accounted for under a particular codification topic or industry subtopic. Additionally, entities can elect various optional expedients that would allow them to continue to apply hedge accounting for hedging relationships affected by reference rate reform, if certain criteria are met. Entities electing relief related to hedging relationships can generally elect to apply the optional expedients on a hedge-by-hedge basis.
The guidance is effective upon issuance and can be applied to modifications of existing contracts made after January 1, 2020 and can be applied to eligible hedging relationships existing as of or entered into after the same date. The relief is temporary and cannot be applied to contract modifications that occur after December 31, 2022 or hedging relationships entered into or evaluated after that date. However, certain optional expedients can be applied to hedging relationships evaluated in periods after December 31, 2022. As of June 30, 2021, we had approximately $0.1 billion of our aggregate consolidated indebtedness currently indexed to LIBOR and approximately $1.4 billion of our aggregate consolidated indebtedness that was previously indexed to LIBOR but is currently indexed to U.S. Prime (see "Financing & Debt" for additional details). In addition, as of June 30, 2021, we have certain derivative contracts that are indexed to LIBOR (see Note 7 in Part 1 Item 1 for details) that previously hedged certain variable rate debt instruments. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

Four Corners Outparcel Sales
We are party to a purchase and sale agreement to sell certain outparcels to FCPT Acquisitions, LLC ("Four Corners"). The following table summarizes the key terms of each of the closings that occurred during the three and six months ended June 30, 2021 (dollars in thousands):

Sales Date	Parcels Sold	Purchase Price	Sales Proceeds
January 27, 2021	1	$2,121	$2,109
The net proceeds were generally used to fund ongoing redevelopment efforts and for general corporate purposes. Based upon the closings above and amendments executed as of June 30, 2021, the Company has approximately $15.6 million remaining to close, subject to due diligence and closing conditions.
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
Portfolio Data
The portfolio data discussed in this overview includes key operating statistics for the Company including period ending occupancy, average base minimum rent per square foot and comparable NOI for the core properties owned and managed at June 30, 2021. The Company generates approximately 90% of the NOI from our Tier 1 and open air properties. As these properties are core to our future growth and receive the majority of our capital allocation, we disclose our operating metrics for this portion of our portfolio and exclude our noncore properties as well as our Tier 2 properties. Refer to "Enclosed Retail Property Tiers" below for our property listing as of June 30, 2021.
Ending occupancy for the Tier 1 and open air properties was 92.1% as of June 30, 2021, as compared to 92.4% as of June 30, 2020. Average base minimum rent per square foot for the core portfolio decreased 5.1% when comparing June 30, 2021 to June 30, 2020. Comparable NOI for the Tier 1 and open air properties increased 52.7% in the second quarter of 2021 when compared to the second quarter of 2020. The Tier 1 properties had an increase in comparable NOI of 69.5%, and the open air properties had an increase in comparable NOI of 29.5% in the second quarter of 2021 as compared to the same period in 2020. This year-over-year increase in NOI was primarily due to the number of temporary closures at our properties in addition to the significant rental relief provided in the 2020 period due the COVID-19 pandemic, which did not occur in the 2021 period. While the NOI growth is an encouraging sign towards stability, we are down 16.9% and 2.7%, respectively, in our Tier 1 and open air properties compared to the second quarter of 2019, and a combined decline for these core properties from the second quarter of 2019 of 12.4%.

The following table sets forth key operating statistics for the combined portfolio of the Tier 1 and open air properties:

	June 30, 2021	June 30, 2020	% Change
Ending occupancy(1)	92.1%	92.4%	(0.3)%
Average base minimum rent per square foot(2)	$20.15	$21.24	(5.1)%
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
Current Leasing Activities
During the six months ended June 30, 2021, we signed new leases and renewal leases with terms in excess of a year (excluding enclosed retail property anchors, majors, offices, and in-line spaces in excess of 10,000 square feet) across the Tier 1 and open air portfolio, comprising approximately 1,268,300 square feet. The average annual initial base minimum rent for new leases was $23.22 per square foot ("psf") and for renewed leases was $19.78 psf. For these leases, the average for tenant allowances was $26.90 psf for new leases and $5.01 psf for renewals. During the six months ended June 30, 2020, we signed new leases and renewal leases with terms in excess of a year (excluding enclosed retail property anchors, majors, offices, and in-line spaces in excess of 10,000 square feet) across the Tier 1 and open air portfolio, comprising approximately 880,300 square feet. The average annual initial base minimum rent for new leases was $21.06 psf and for renewed leases was $17.21 psf. For these leases, the average for tenant allowances was $28.18 psf for new leases and $4.49 psf for renewals. The leasing activity for the first six months of 2021 compared to the same period in 2020, when including all leases, increased 46% to 3.1 million square feet.
Enclosed Retail Property Tiers
The following table categorizes the enclosed retail properties into their respective tiers as of June 30, 2021:

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

Results of Operations
Activities Affecting Results
The COVID-19 pandemic had a material impact on our 2020 results and continues to have an impact on our 2021 results, which is discussed throughout this report. Additionally, the commencement of the Chapter 11 Cases and Restructuring has had a significant impact on our 2021 results and is discussed throughout this report. Finally, the following property related transactions affected our results in the comparative periods:
•During the 2021 fiscal year, we completed the sale of one outparcel to Four Corners (see further details in Note 4 of the Condensed Notes to the Unaudited Consolidated Financial Statements in Part I, Item 1).
•On January 31, 2020, we completed the sale of Dekalb Plaza, located in King of Prussia, Pennsylvania, to an unaffiliated private real estate investor.
•On January 14, 2020, we completed the sale of Matteson Plaza, located in Matteson, Illinois, to an unaffiliated private real estate investor.
•During the 2020 fiscal year, we completed the sale of six outparcels to Four Corners.
For the purposes of the following comparisons, the transactions listed above are referred to as the "Property Transactions," and "comparable properties" refers to the remaining properties we owned and operated throughout both of the periods under comparison.
Three Months Ended June 30, 2021 vs. Three Months Ended June 30, 2020
Rental income increased $37.4 million due to the improving operating conditions as the 2020 period was significantly impacted by rental abatements and rent deferrals instituted in response to the COVID-19 pandemic as well as tenant specific bankruptcy activity throughout 2020. Other income increased $2.3 million which was primarily due to a $1.3 million increase related to fee income recognized in the current period and a $1.0 million increase in property ancillary income.
Property operating expenses increased $8.5 million, which was directly attributable to increased operating expenses as the properties were operating at full capacity during the 2021 period, whereas the 2020 period was impacted by mandatory closures and capacity limitations in response to the COVID-19 pandemic. General and administrative expenses increased $1.6 million, which was primarily attributable to a change in executive equity incentive and bonus compensation as a result of the Company's restructuring efforts. The $38.1 million of prepetition charges recognized in the 2021 period primarily relate to legal and professional fees incurred prior to the commencement of the Chapter 11 Cases, whereas the 2020 period had no such costs. The $23.8 million impairment charge recorded in the 2020 period related to the write down of the two Tier 2 enclosed retail properties. There was no impairment charge recognized in the 2021 period.
Interest expense, net, increased $15.1 million, which was primarily attributed to $9.2 million of default interest charges related to our corporate debt and certain mortgage notes payable, a $4.7 million increase due to the draw on the DIP Facility and a change in interest rates on our Revolver and Term Loans (see "Financing & Debt" for capitalized terms) and a $1.2 million increase due to higher amortization of capitalized debt issuance costs related to costs incurred during our third quarter 2020 credit facility modifications which were subsequently written off in connection with the Chapter 11 Cases, as noted below. The $11.2 million impairment on note receivable recorded in the 2020 period was attributed to the discounted payoff of the seller financing provided in conjunction with our other indebtedness (see "Financing and Debt" for further details). The $24.4 million of reorganization items incurred in the 2021 period primarily relate to the write off of debt issuance costs and debt discounts related to our debt obligations that are subject to compromise. No such costs were incurred in the 2020 period.
Loss from unconsolidated entities decreased $3.9 million which was primarily attributable to the improving operating conditions as the 2020 period results were materially impacted by the COVID-19 pandemic.
For WPG Inc., net loss attributable to noncontrolling interests primarily relates to the allocation of loss to third parties based on their respective weighted average ownership of limited partnership interest in WPG L.P. During the six months ended June 30, 2021, a significant portion of the outstanding WPG L.P. units were converted to WPG Inc. common stock, which resulted in WPG Inc.'s weighted average ownership percentage increasing from 84.7% for the three months ended June 30, 2020 to 98.6% for the three months ended June 30, 2021.

Six Months Ended June 30, 2021 vs. Six Months Ended June 30, 2020
Rental income increased $17.8 million due to the improving operating conditions as the 2020 period was significantly impacted by rental abatements and rent deferrals instituted in response to the COVID-19 pandemic as well as tenant specific bankruptcy activity throughout 2020. Other income increased $1.2 million which was primarily due to an increase of $1.6 million related to fee income recognized in the current period offset by a $0.4 million decrease in property ancillary income recognized in the current period.
Property operating expenses increased $10.6 million, which was directly attributable to increased operating expenses as the properties were operating at full capacity during the 2021 period, whereas the 2020 period was impacted by mandatory closures and capacity limitations in response to the COVID-19 pandemic. Depreciation and amortization decreased $7.8 million, primarily due to the accelerated depreciation of certain tenant improvements, leasing commissions, and lease-in-place intangibles during 2020 as a result of increased lease terminations due to COVID-19 and related tenant bankruptcies, in addition to the lower depreciation as a result of the 2020 impairment write-downs of certain depreciable assets. Real estate taxes decreased $1.0 million, which was primarily attributable to successful tax appeals during the first quarter of 2021. General and administrative expenses increased $3.3 million, which was primarily attributable to a change in executive equity incentive and bonus compensation as a result of the Company's restructuring efforts. The $52.5 million of prepetition charges recognized in the 2021 period primarily relate to legal and professional fees incurred prior to the commencement of the Chapter 11 Cases, whereas the 2020 period had no such costs.
The $25.1 million impairment charge recorded in the 2020 period related to the write down of two Tier 2 enclosed retail properties, the Topeka Property and vacant land. There was no impairment charge recognized in the 2021 period.
Interest expense, net, increased $28.0 million, which was primarily attributed to a net $12.1 million adjustment due to the discontinuation of hedge accounting as a result of our capital restructuring efforts, $9.2 million of default interest charges related to our corporate debt and certain mortgage notes payable, a $4.3 million increase due to the DIP Facility and a change in interest rates on our Revolver and Terms Loans (see "Financing & Debt" for capitalized terms) and a $2.4 million increase due to higher amortization of capitalized debt issuance costs related to costs incurred during our third quarter 2020 credit facility modifications which were subsequently written off in connection with the Chapter 11 Cases, as noted below. The $11.2 million impairment on note receivable recorded in the 2020 period was attributed to the discounted payoff of the seller financing provided in conjunction with our other indebtedness (see "Financing and Debt" for further details). The $24.4 million of reorganization items incurred in the 2021 period primarily relate to the write off of debt issuance costs and debt discounts related to our debt obligations that are subject to compromise. No such costs were incurred in the 2020 period.
Gain on disposition of interests in properties, net decreased $24.7 million which is primarily attributable to gains recognized during the first quarter of 2020 related to the dispositions of Matteson Plaza, Dekalb Plaza, and an unconsolidated joint venture.
Loss from unconsolidated entities decreased $2.7 million which was primarily attributable to the improving operating conditions as the 2020 period results were materially impacted by the COVID-19 pandemic.
For WPG Inc., net loss attributable to noncontrolling interests primarily relates to the allocation of loss to third parties based on their respective weighted average ownership of limited partnership interest in WPG L.P. During the six months ended June 30, 2021, a significant portion of the outstanding WPG L.P. units were converted to WPG Inc. common stock, which resulted in WPG Inc.'s weighted average ownership percentage increasing from 84.7% for the six months ended June 30, 2020 to 93.0% for the six months ended June 30, 2021.
Liquidity and Capital Resources
See "Voluntary Reorganization Under Chapter 11" at the beginning of this Item 2.
Our primary uses of cash include payment of operating expenses, working capital, debt repayment, including principal and interest, reinvestment in properties, development and redevelopment of properties, and tenant allowances. Currently, our primary sources of cash are operating cash flow and the remaining capacity under our DIP Facility.
Annually, we derive most of our liquidity from leases that generate positive net cash flow from operations. Total cash flows from operations during the six months ended June 30, 2021 was $26.4 million as compared to cash flows used in operations of $(2.1) million during the six months ended June 30, 2020. The 2020 period was directly impacted by rent relief provided to our tenants and higher tenant receivable balances as a result of the COVID-19 pandemic while the 2021 period has been impacted by costs incurred to date related to the Restructuring. Due to the seasonal nature of certain operational activities as well as the ongoing impact of both the COVID-19 pandemic and Restructuring, the cash flows from operations for the six months ended June 30, 2021 are not necessarily indicative of the cash flows from operations expected for the rest of 2021.

Our balance of cash and cash equivalents decreased $1.3 million for the six months ended June 30, 2021 to $91.3 million as of June 30, 2021. The decrease was primarily due to the payment of capital expenditures in addition to costs incurred to date related to the Restructuring, offset by a $50.0 million draw on the DIP Facility. See "Cash Flows" below for more information.
Because we own primarily long-lived income-producing assets, our financing strategy has historically relied on a combination of long-term mortgage debt as well as secured and unsecured debt supported by a quality unencumbered asset pool, providing us with ample flexibility from a liquidity perspective. Our strategy is to have the majority of our debt fixed either through fixed rate mortgages or interest rate swaps that effectively fix the interest rate. At June 30, 2021, floating rate debt (excluding loans hedged to fixed interest and including debt subject to compromise under the Chapter 11 Case) comprised 45.6% of our total consolidated debt. We will continue to monitor our borrowing mix to limit market risk.
On June 30, 2021, we had an aggregate available borrowing capacity of $3.0 million under the Revolver, net of outstanding borrowings of $647.0 million, which is unchanged from the year ended December 31, 2020. However, we are unable to draw on the remaining capacity at this time. The weighted average interest rate on the Revolver, excluding accrued default interest, was 4.5% and 3.9% during the three and six months ended June 30, 2021, respectively. Additionally, we have $50.0 million of remaining capacity available on the DIP Facility as of June 30, 2021.
The consolidated indebtedness of our business, including debt instruments subject to compromise under the Chapter 11 Cases, was approximately $3.3 billion as of June 30, 2021, or an increase of approximately $72.1 million from December 31, 2020, which is attributed to the $50.0 million draw on the DIP Facility in addition to the accelerated amortization of bond discounts and capitalized debt issuance costs associated with those debt instruments that are subject to compromise under the Chapter 11 Cases.
Additionally, as part of the Equitization Restructuring, we expect to receive subscriptions pursuant to the equity rights offering contemplated under the Plan with respect to shares of our new common stock, including amounts fully backstopped by certain of the Consenting Stakeholders. It is contemplated that the equity rights offering of up to $325.0 million will be closed on the effective date of the Plan.
Outlook
Our business model and WPG Inc.'s status as a REIT require us to regularly access the debt markets to raise funds for acquisition, development and redevelopment activity, and to refinance maturing debt. We may also, from time to time, access the equity capital markets to accomplish our business objectives. See "Voluntary Reorganization Under Chapter 11" at the beginning of this Item 2 for additional details on our outlook for 2021.
Cash Flows
Our net cash flow from operating activities totaled $26.4 million during the six months ended June 30, 2021, as compared to $(2.1) million of cash flow used in operating activities during the six months ended June 30, 2020. This increase was directly attributable improving economic conditions in addition to improving collection rates of previously deferred rents, offset by costs incurred to date related to the Restructuring. During this period, we also:
•funded capital expenditures and redevelopment projects of $68.7 million;
•received net proceeds from the sale of interests in properties and outparcels of $4.5 million;
•funded investments in unconsolidated entities of $3.9 million;
•received distributions of capital from unconsolidated entities of $2.4 million;
•received net proceeds from debt financing, refinancing and repayment activities of $42.0 million; and
•funded distributions to preferred shareholders and unitholders of $3.6 million.
We anticipate that cash generated from operations and capacity available under the DIP Facility will be sufficient for the expected timeline of the Chapter 11 Cases until emergence to meet operating expenses, monthly debt service, recurring capital expenditures, committed redevelopment and cover the majority of distributions to shareholders necessary to maintain WPG Inc.'s status as a REIT.

Financing and Debt
Mortgage Debt
Total mortgage indebtedness at June 30, 2021 and December 31, 2020 was as follows (in thousands):

	June 30, 2021	December 31, 2020
Face amount of mortgage loans	$1,032,641	$1,104,375
Fair value adjustments, net	1,059	1,685
Debt issuance cost, net	(4,392)	(4,407)
Carrying value of mortgage loans	$1,029,308	$1,101,653
A roll forward of mortgage indebtedness from December 31, 2020 to June 30, 2021 is summarized as follows (in thousands):

Balance at December 31, 2020	$1,101,653
Write off of issuance costs associated with liabilities subject to compromise	19
Debt amortization payments	(6,734)
Reclass of Weberstown Term Loan to liabilities subject to compromise	(65,000)
Issuance costs incurred upon debt modifications	(790)
Amortization of fair value and other adjustments	(626)
Amortization of debt issuance costs	786
Balance at June 30, 2021	$1,029,308
On July 9, 2021, the borrower, a consolidated subsidiary of WPG L.P., executed an extension of the $37.4 million non-recourse mortgage loan secured by Grand Central Mall, located in Parkersburg, West Virginia. Under the terms of the extension, the maturity date was extended to July 6, 2023, with two additional one-year extension options available to the borrower.
On June 8, 2021, the borrower, a consolidated subsidiary of WPG L.P., executed an extension of the $50.3 million non-recourse mortgage loan secured by Town Center at Aurora, located in Aurora, Colorado. Under the terms of the extension, the maturity date was extended to April 1, 2024, with two additional one-year extension options available to the borrower. The extension requires monthly interest payments and a quarterly principal payment of $0.3 million and will bear interest at one-month LIBOR plus 300 basis points per annum.
On June 8, 2021, the $65.0 million Weberstown Term Loan matured (see "Voluntary Reorganization Under Chapter 11" for additional details).
On April 22, 2021, the borrower, a consolidated subsidiary of WPG L.P., executed a modification of the $35.4 million full-recourse mortgage loan secured by Southgate Mall, located in Missoula, Montana. The modification addressed a technical default resulting from a shortfall in the debt service coverage ratio, and extended the maturity of the mortgage note to September 27, 2023. Under the modified terms, the mortgage loan bears interest at U.S. Prime plus 150 basis points, with a floor of 4.75% per annum.
Highly-levered Assets
As of June 30, 2021, we have identified nine consolidated mortgage loans that have leverage levels in excess of our targeted leverage. These mortgage loans total $456.2 million and encumber Anderson Mall, located in Anderson, South Carolina; Brunswick Square Mall, located in East Brunswick, New York; Charlottesville Fashion Square, located in Charlottesville, Virginia; Cottonwood Mall, located in Albuquerque, New Mexico; Dayton Mall, located in Dayton, Ohio; Lincolnwood Town Center, located in Lincolnwood, Illinois; Muncie Mall, located in Muncie, Indiana; Oak Court Mall & Offices, located in Memphis, Tennessee; and Port Charlotte Town Center, located in Port Charlotte, Florida, all of which have been identified as noncore properties. We have commenced discussions with the special servicers on these non-recourse mortgages, and we expect to improve our leverage once all, or a portion of them, are transitioned to the lenders, with minimal impact to net cash flows. See "Covenants" below for further discussion on these highly-levered assets as of June 30, 2021.

Corporate and Other Debt
On February 15, 2021, we deferred the approximately $23.2 million semi-annual interest payment on the Senior Notes and commenced a 30-day grace period under the terms of the indenture governing the Senior Notes. On June 13, 2021, or the Petition Date, the Company Parties commenced the Chapter 11 Cases in the Bankruptcy Court and filed the Plan and disclosure statement in connection with such cases. The filing of the Chapter 11 Cases constituted an event of default that accelerated the Company's obligations under the applicable credit agreements governing the December 2015 Term Loan, the Revolver, the Senior Notes, the Term Loan and the Weberstown Term Loan. The Company Parties believe that any efforts to enforce the financial obligations under the applicable credit agreements are stayed as a result of the filing of the Chapter 11 Cases in the Bankruptcy Court and the creditors' rights of enforcement in respect to the applicable credit agreements are subject to the applicable provisions of the Bankruptcy Code.
During the three months ended March 31, 2021, the stated interest rates, depending on total leverage levels, on our Revolver, Term Loan and December 2015 Term Loan (see below for capitalized terms) switched from a range of LIBOR plus 2.00% to 2.60%, with a LIBOR floor of 0.50% to a range of U.S. Prime plus 1.00% to 1.60% pursuant to the terms of the underlying debt agreements. As a result of the rate change, we expect an annualized increase of approximately $23.4 million in interest payments based on rates in place at June 30, 2021. Additionally, pursuant to forbearance agreements executed prior to the Petition Date and the uncertainty surrounding the current and forecasted payment of LIBOR-indexed interest, we discontinued hedge accounting on all of our derivatives as of January 1, 2021. As a result, approximately $12.1 million was released from accumulated other comprehensive loss to interest expense as the Company is not able to assert that future interest payments are probable of occurring. Further, due to the commencement of the Chapter 11 Cases, the December 2015 Term Loan, the Revolver and the Term Loan were assessed an additional 200 basis point default interest rate and the Weberstown Term Loan was assessed an additional 300 basis point default interest rate from March 15, 2021 through the Petition Date, which resulted in additional interest expense of approximately $7.1 million for the three and six months ended June 30, 2021. Stated rates in the table below include any default spreads but may not be indicative of future interest costs as the payment of postpetition default interest may not occur.
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

The following table identifies our total corporate debt outstanding at June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Debtor-in-possession financing
Face amount(1)	$50,000	$—

Notes payable:
Face amount - Senior Notes due 2024(2)(9)	$720,900	$720,900
Debt discount, net	—	(6,338)
Debt issuance costs, net	—	(4,086)
Total carrying value of notes payable	$720,900	$710,476

Term loans
Face amount - Term Loan(3)(4)(9)	$350,000	$350,000
Face amount - December 2015 Term Loan(5)(9)	340,000	340,000
Face amount - Weberstown Term Loan(7)(9)	65,000	—
Debt issuance costs, net	—	(8,437)
Total carrying value of term loans	$755,000	$681,563

Revolving credit facility:(3)(6)
Face amount(9)	$647,000	$647,000
Debt issuance costs, net	—	(7,024)
Total carrying value of revolving credit facility	$647,000	$639,976

Other indebtedness:(8)
Anticipated settlement amount	$109,285	$109,285
Debt issuance costs, net	(1,483)	(1,509)
Future accretion, net	(16,396)	(19,969)
Total carrying value of other indebtedness	$91,406	$87,807
(1) The DIP Facility provides for financing in the aggregate principal amount of $100.0 million under a non-amortizing multiple draw super-priority secured term loan facility and bears interest at the greater of LIBOR or 0.75% plus 4.25% per annum.
(2) The Senior Notes due 2024 were issued at a 1.533% discount and bear interest at 6.450% per annum. The Senior Notes due 2024 mature on August 15, 2024.
(3) The revolving credit facility, or "Revolver" and term loan, or "Term Loan" are collectively known as the "Facility."
(4) The Term Loan bears interest at U.S. Prime plus 3.60% or 6.85% per annum and will mature on December 30, 2022.
(5) The December 2015 Term Loan bears interest at U.S. Prime plus 3.60% or 6.85% per annum and will mature on January 10, 2023.
(6) The Revolver provides borrowings on a revolving basis up to $650.0 million, bears interest at U.S. Prime plus 3.25%, and will initially mature on December 30, 2021, subject to two six-month extensions available at our option subject to compliance with terms of the Facility and payment of a customary extension fee. At June 30, 2021, we had an aggregate available borrowing capacity of $3.0 million under the Revolver, however, we are unable to draw on the remaining capacity at this time. At June 30, 2021, the applicable interest rate on the Revolver was U.S. Prime plus 3.25%, or 6.50% per annum.
(7) The Weberstown Term Loan bears interest at the greater of LIBOR or 50 basis points, plus 5.30% or 5.80% and matured on June 1, 2021. In connection with the commencement of the Chapter 11 Cases, this term loan was reclassified from mortgage notes payable to liabilities subject to compromise as of June 30, 2021.
(8) Represents the financial liability associated with our failed sale and master ground leaseback of land at Edison Mall, located in Fort Myers, Florida; Great Lakes Mall, located in Mentor, Ohio; Irving Mall, located in Irving, Texas; and Jefferson Valley Mall, located in Yorktown Heights, New York (collectively, the "Properties"). The master ground lease has a 99-year term and includes fixed annual payments at an initial annualized rate of 7.4%, with annual rent escalators over the aforementioned term. The anticipated settlement amount represents the year 30 repurchase option price of $109.3 million to reacquire the fee interest in the land at the Properties, to which the carrying value of the financial liability is being accreted to, through interest expense, during the repurchase period. Expense is being recognized utilizing an effective interest rate of 8.52% per annum during the repurchase period.
(9) In connection with the commencement of the Chapter 11 Cases, the principal amount of the applicable corporate debt was reclassified to liabilities subject to compromise in the accompanying consolidated balance sheet as of June 30, 2021 and the applicable debt issuance costs and discounts were written off to reorganization items.

Covenants
Our corporate debt agreements contain financial and other covenants. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender including adjustments to the applicable interest rate. On February 15, 2021, we deferred the semi-annual interest payment on the Senior Notes. On June 13, 2021 the Company Parties commenced the Chapter 11 Cases in the Bankruptcy Court. The filing of the Chapter 11 Cases constituted an event of default that accelerated the Company's obligations under the applicable credit agreements governing the December 2015 Term Loan, the Revolver, the Senior Notes, the Term Loan and the Weberstown Term Loan. The Company Parties believe that any efforts to enforce the financial obligations under the applicable credit agreements are stayed as a result of the filing of the Chapter 11 Cases in the Bankruptcy Court and the creditors' rights of enforcement in respect to the applicable credit agreements are subject to the applicable provisions of the Bankruptcy Code.
The total balance of mortgages was approximately $1.0 billion as of June 30, 2021. At June 30, 2021, certain of our consolidated subsidiaries were the borrowers under 20 non-recourse loans and two full-recourse loans secured by mortgages encumbering 24 properties, including one separate pool of cross-defaulted and cross-collateralized mortgages encumbering a total of four properties. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt instruments contain financial and other non-financial covenants which are specific to the properties which serve as collateral for that debt. If the borrower fails to comply with these covenants, the lender could accelerate the debt and enforce its right against their collateral. Our existing non-recourse mortgage loans generally prohibit our subsidiaries that are borrowers thereunder from incurring additional indebtedness, subject to certain customary and limited exceptions. In addition, certain of these instruments limit the ability of the applicable borrower's parent entity from incurring mezzanine indebtedness unless certain conditions are satisfied, including compliance with maximum loan to value ratio and minimum debt service coverage ratio tests. Further, under certain of these existing agreements, if certain cash flow levels in respect of the applicable mortgaged property (as described in the applicable agreement) are not maintained for at least two consecutive quarters, the lender could accelerate the debt and enforce its right against its collateral. The consolidated subsidiaries discussed below are not subject to the Chapter 11 Cases.
On July 23, 2021, we received a notice of default letter dated July 21, 2021, from the special servicer to the borrower, a consolidated subsidiary of WPG L.P., concerning the $34.6 million mortgage loan secured by Ashland Town Center, located in Ashland, Kentucky. The notice was issued by the special servicer because the borrower did not repay the loan in full by its July 6, 2021 maturity date. The borrower has commenced discussions with the special servicer regarding extending this non-recourse loan. The Company continues to own, manage and lease the property.
On June 17, 2021, the $92.6 million mortgage loan secured by Cottonwood Mall was transferred to special servicing because the borrower, a consolidated subsidiary of WPG L.P., elected to not make monthly debt service payments beginning in May 2021. The borrower continues to have discussions with the special servicer regarding this non-recourse loan. The Company continues to own, manage and lease the property.
On June 30, 2021, we received a letter dated the same date, from the lender notifying the borrower, a consolidated subsidiary of WPG L.P., that the $77.0 million mortgage loan secured by Dayton Mall was transferred to special servicing because the borrower elected to not make monthly debt service payments beginning in May 2021. The borrower continues to have discussions with the special servicer regarding this non-recourse loan. The Company continues to own, manage and lease the property.
On June 30, 2021, we received a letter dated June 28, 2021, from the lender notifying the borrower, a consolidated subsidiary of WPG L.P., that the $67.7 million mortgage loan secured by Brunswick Square Mall was transferred to special servicing because the borrower elected to not make monthly debt service payments beginning in May 2021. The borrower continues to have discussions with the special servicer regarding this non-recourse loan. The Company continues to own, manage and lease the property.
During the first quarter of 2021, the borrower, a consolidated subsidiary of WPG L.P., on the $35.4 million full-recourse mortgage loan secured by Southgate Mall experienced a technical default as a result of the debt service coverage ratio being below the minimum allowable ratio. We modified the mortgage loan on April 22, 2021, as described above, to address the technical default as well as extend the loan maturity date to September 27, 2023.
On February 9, 2021, we received a notice of default letter, dated that same day, from the special servicer to the borrower, a consolidated subsidiary of WPG L.P., concerning the $47.3 million mortgage loan secured by Lincolnwood Town Center. The notice was issued by the special servicer because the funds maintained in the cash management account were insufficient to pay the full January 2021 mortgage payment. On April 8, 2021, the Company received notification that a receiver had been appointed to manage and lease the property. The borrower continues to have discussions with the special servicer regarding this non-recourse loan. An affiliate of WPG continues to hold title to the property.

On February 2, 2021, we received a notice of default letter, dated December 8, 2020, from the special servicer to the borrower, a consolidated subsidiary of WPG L.P., concerning the $16.6 million mortgage loan secured by Anderson Mall. The notice was issued by the special servicer because the borrower elected to not make monthly debt service payments beginning in April 2020 in response to the COVID-19 pandemic. On March 8, 2021, the Company received notification that a receiver had been appointed to manage and lease the property. The borrower continues to have discussions with the special servicer regarding this non-recourse loan. An affiliate of WPG continues to hold title to the property.
On May 26, 2020, we received a notice of default letter, dated May 14, 2020, from the special servicer to the borrower, a consolidated subsidiary of WPG L.P., concerning the $40.9 million mortgage loan secured by Port Charlotte Town Center. The notice was issued by the special servicer because the borrower elected to not pay the May 2020 mortgage payment due to disruption caused by the COVID-19 pandemic. On August 2, 2021, the Company received notification that a receiver had been appointed to manage and lease the property. The borrower continues to have discussions with the special servicer regarding this non-recourse loan. An affiliate of WPG continues hold title to the property.
On May 13, 2020, we received a letter dated that same date, from the lender notifying the borrower, a consolidated subsidiary of WPG L.P., that the $36.1 million mortgage loan secured by Oak Court Mall & Offices was transferred to special servicing because the borrower elected to not make monthly debt service payments beginning in April 2020. On May 25, 2021, the Company received notification that a receiver had been appointed to manage and lease the property. The borrower continues to have discussions with the special servicer of the non-recourse loan. An affiliate of WPG continues to hold title to the property.
On February 21, 2020, we received a letter, dated that same date, from the lender notifying the borrower, a consolidated subsidiary of WPG L.P., that the $33.1 million mortgage loan secured by Muncie Mall was transferred to special servicing because the borrower notified the lender that future projected cash flows will be insufficient to ensure future compliance with the mortgage loan due to the loss of certain tenants. On April 14, 2020, the Company received notification that a receiver had been appointed to manage and lease the property. The borrower continues to have discussions with the special servicer regarding this non-recourse loan. An affiliate of WPG continues to hold title to the property.
On November 5, 2019, we received a letter dated October 30, 2019, from the lender notifying the borrower, a consolidated subsidiary of WPG L.P., that the $45.1 million mortgage loan secured by Charlottesville Fashion Square was transferred to special servicing because the borrower notified the lender that future projected cash flows will be insufficient to ensure future compliance with the mortgage loan due to the loss of certain tenants. On March 17, 2020, we received notification that a receiver had been appointed to manage, insure, and lease the property. On July 16, 2021, the trustee, on behalf of the mortgage lender, conducted a non-judicial foreclosure sale of Charlottesville Fashion Square. The mortgage lender was the successful bidder at the sale and ownership is expected to transfer in the third quarter of 2021. The Company will record a gain between $30.0 million and $35.0 million related to the extinguishment of the mortgage loan during the third quarter of 2021. An affiliate of WPG still holds title to the property as of the date of this form 10-Q.
The Company has assessed each of the defaulted properties for impairment indicators and have concluded no impairment charges were warranted as of June 30, 2021.
Summary of Financing
Our consolidated debt and the effective weighted average interest rates as of June 30, 2021 and December 31, 2020, consisted of the following (dollars in thousands):

	June 30, 2021	Weighted Average Interest Rate	December 31, 2020	Weighted Average Interest Rate
Fixed-rate debt, face amount (1)(2)	$1,812,576	5.13%	$2,459,560	5.55%
Variable-rate debt, face amount(3)	1,502,250	6.43%	812,000	2.80%
Total face amount of debt	3,314,826	5.71%	3,271,560	4.87%
Note discount	—		(6,338)
Fair value adjustments, net	1,059		1,685
Future accretion, net	(16,396)		(19,969)
Debt issuance costs, net	(5,875)		(25,463)
Total carrying value of debt	$3,293,614		$3,221,475
(1) Includes variable rate debt whose interest rates were fixed via swap agreements in 2020. Upon the discontinuation of hedge accounting on January 1, 2021, certain debt amounts were reclassified from fixed rate debt to variable-rate debt. See "Corporate and Other Debt" above for further discussion.
(2) Includes approximately $0.7 billion of fixed rate debt that is subject to compromise under the Chapter 11 Cases.

(3) Includes approximately $1.4 billion of variable rate debt that is subject to compromise under the Chapter 11 Cases.
Contractual Obligations
The following table summarizes the material aspects of the Company's future obligations for consolidated entities as of June 30, 2021, for the remainder of 2021 and for subsequent years thereafter assuming the obligations remain outstanding through maturities noted below (in thousands):

	2021	2022 - 2023	2024 - 2025	Thereafter	Total
Long term debt(1)	$2,408,885	$202,282	$272,003	$431,656	$3,314,826
Interest payments(2)	89,278	73,279	47,808	270,567	480,932
Distributions(3)	7,136	—	—	—	7,136
Ground rent/operating leases(4)	1,114	3,778	2,138	19,369	26,399
Purchase/tenant obligations(5)	58,052	58,052	—	—	116,104
Total	$2,564,465	$337,391	$321,949	$721,592	$3,945,397
(1) Represents principal maturities only and therefore excludes net fair value adjustments of $1,059, debt issuance costs of $(5,875) and net future accretion of $(16,396) as of June 30, 2021. The principal maturities reflect any available extension options within the control of the Company.
(2) Variable rate interest payments are estimated based on the LIBOR or U.S. Prime rates at June 30, 2021.
(3) Since there is no required redemption, distributions on the Series H Preferred Shares/Units, Series I Preferred Shares/Units and Series I-1 Preferred Units may be paid in perpetuity; for purposes of this table, such distributions are included upon declaration by the Board or as recognized as a deduction to net loss as the preferred shares/units are callable at the Company's discretion.
(4) Represents minimum future lease payments due through the end of the initial lease term under executed leases.
(5) Includes amounts due under executed leases and commitments to vendors for development and other matters.
The following table summarizes the material aspects of the Company's proportionate share of future obligations for unconsolidated entities as of June 30, 2021, for the remainder of 2021 and for subsequent years thereafter assuming the obligations remain outstanding through maturities noted below (in thousands):

	2021	2022 - 2023	2024 - 2025	Thereafter	Total
Long term debt(1)	$38,155	$20,720	$363,487	$185,389	$607,751
Interest payments(2)	11,874	45,307	30,959	8,922	97,062
Ground rent/operating leases(3)	2,010	8,130	8,789	180,922	199,851
Purchase/tenant obligations(4)	10,609	10,609	—	—	21,218
Total	$62,648	$84,766	$403,235	$375,233	$925,882
(1) Represents principal maturities only and therefore excludes net fair value adjustments of $2,852 and debt issuance costs of $(1,758) as of June 30, 2021. In addition, the principal maturities reflect any available extension options.
(2) Variable rate interest payments are estimated based on the LIBOR rate at June 30, 2021.
(3) Represents minimum future lease payments due through the end of the initial lease term under executed leases.
(4) Includes amounts due under executed leases and commitments to vendors for development and other matters.
Off-Balance Sheet Arrangements
Off-balance sheet arrangements consist primarily of investments in joint ventures which are common in the real estate industry. Joint ventures typically fund their cash needs through secured debt financings obtained by and in the name of the joint venture entity. The joint venture debt is secured by a first mortgage, is without recourse to the joint venture partners, and does not represent a liability of the partners, except to the extent the partners or their affiliates expressly guarantee the joint venture debt. As of June 30, 2021, there were no guarantees of joint venture related mortgage indebtedness. In addition to obligations under mortgage indebtedness, our joint ventures have obligations under ground leases and purchase/tenant obligations. Our share of obligations under joint venture debt, ground leases and purchase/tenant obligations is quantified in the unconsolidated entities table within "Contractual Obligations" above. WPG may elect to fund cash needs of a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans, although such fundings are not required contractually or otherwise.

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
Exchange Rights
Subject to the terms of the limited partnership agreement of WPG L.P., limited partners in WPG L.P. have, at their option, the right to exchange all or any portion of their units for shares of WPG Inc. common stock on a one‑for‑one basis or cash, as determined by WPG Inc. Therefore, the common units held by limited partners are considered by WPG Inc. to be share equivalents and classified as noncontrolling interests within permanent equity, and classified by WPG L.P. as permanent equity. The amount of cash to be paid if the exchange right is exercised and the cash option is selected will be based on the market value of WPG Inc.'s common stock as determined pursuant to the terms of the WPG L.P. Partnership Agreement. During the six months ended June 30, 2021, WPG Inc. issued 3,450,397 shares of common stock to certain limited partners of WPG L.P. in exchange for an equal number of units pursuant to the WPG L.P. Partnership Agreement in several separate redemption transactions. These transactions increased WPG Inc.'s ownership interest in WPG L.P. by approximately 13.9%. There were no similar transactions during the six months ended June 30, 2020. At June 30, 2021, WPG Inc. had reserved 310,991 shares of common stock for possible issuance upon the exchange of units held by WPG L.P. limited partners.
Stock Based Compensation
The WPG Inc. Board of Directors (the "Board") has adopted the Washington Prime Group, L.P. 2014 Stock Incentive Plan (the "2014 Plan") and the Washington Prime Group, L.P. 2019 Stock Incentive Plan (the "2019 Plan"), which replaced the 2014 Plan with respect to the issuance of new awards, to grant awards to current and prospective directors, officers, employees and consultants of the Company or any affiliate. Under the 2014 Plan, an aggregate of 1,111,112 shares of common stock were reserved for issuance, with a maximum number of awards to be granted to a participant in any calendar year of 55,556 shares/units. Upon the adoption of the 2019 Plan, the annual threshold was removed. Under the 2019 Plan, an aggregate of 810,000 shares of common stock are reserved for issuance, excluding carryover shares from the 2014 Plan. Awards may be in the form of stock options, stock appreciation rights, restricted stock, restricted stock units ("RSUs") or other stock-based awards in WPG Inc., long term incentive units ("LTIP units" or "LTIPs") or performance units ("Performance LTIP Units") in WPG L.P. The 2019 Plan, per its terms, terminates on May 16, 2029.
The following is a summary by type of the awards that the Company issued during the six months ended June 30, 2021 and June 30, 2020 under the 2014 Plan and 2019 Plan.
Annual Long-Term Incentive Awards
During the six months ended June 30, 2020, the Company approved the terms and conditions of the 2020 annual awards (the "2020 Annual Long-Term Incentive Awards") for certain executive officers and employees of the Company. Under the terms of the awards program, each participant is provided the opportunity to receive (i) time-based RSUs and (ii) performance-based stock units ("PSUs"). RSUs represent a contingent right to receive one WPG Inc. common share for each vested RSU. RSUs will vest in one-third installments on each annual anniversary of the respective Grant Date (as referenced below), subject to the participant's continued employment with the Company through each vesting date and the participant's continued compliance with certain applicable covenants. During the service period, dividend equivalents will be paid in cash accruals or under some circumstances, common shares, with respect to the RSUs corresponding to the amount of any cash dividends paid by the Company to WPG Inc.'s common shareholders for the applicable dividend payment dates. Compensation expense is recognized on a straight-line basis over the three year vesting term. Actual PSUs earned may range from 0% to 150% of the PSUs allocated to the award recipient, based on WPG Inc.'s total shareholder return ("TSR") compared to a peer group based on companies with similar assets and revenue over a three-year performance period that commenced on the respective Grant Date (as referenced below). During the performance period, dividend equivalents corresponding to the amount of any regular cash dividends paid by the Company to WPG Inc.’s common shareholders for the applicable dividend payment dates will accrue and be deemed reinvested in additional

PSUs, which will be settled in common shares at the same time and only to the extent that the underlying PSU is earned and settled in common shares. Payout of the PSUs is also subject to the participant’s continued employment with the Company through the end of the performance period. The PSUs were valued through the use of a Monte Carlo model and the related compensation expense is recognized over the three-year performance period. No comparable awards were issued during the six months ended June 30, 2021.
The following table summarizes the issuance of the 2020 Annual Long-Term Incentive Awards:

2020 Annual Long-Term Incentive Awards
Grant Date	February 25, 2020

RSUs issued	152,610
Grant Date fair value per unit	$21.69

PSUs issued	152,610
Grant Date fair value per unit	$15.66
During the six months ended June 30, 2021, the performance period related to PSUs awarded in conjunction with the 2018 annual awards ended. There was no payout as the Company's TSR performance during the applicable performance period did not exceed the minimum required threshold for payout and 52,753 PSUs were forfeited.
WPG Restricted Stock Units
During the six months ended June 30, 2020, the Company awarded 136,805 RSUs, with a grant date fair value of $0.8 million, to certain employees and non-employee members of the Board. The RSUs are service-based awards and the related fair value is expensed over the applicable service periods, except in instances that result in accelerated vesting due to severance arrangements or retirement of Board members. There were no comparable awards issued during the six months ended June 30, 2021.
Stock Options
During the six months ended June 30, 2021, no stock options were granted to employees, no stock options were exercised by employees and 5,626 stock options were canceled, forfeited or expired. As of June 30, 2021, there were 57,817 stock options outstanding. During the six months ended June 30, 2020, no stock options were granted to employees, no stock options were exercised by employees and 3,493 stock options were canceled, forfeited or expired.
Share Award Related Compensation Expense
During the three and six months ended June 30, 2021, the Company recorded compensation expense pertaining to the awards granted of $1.2 million and $2.5 million, respectively, in general and administrative and property operating expense within the consolidated statements of operations and comprehensive loss. During the three and six months ended June 30, 2020, the Company recorded compensation expense pertaining to the awards granted of $1.9 million and $3.8 million, respectively, in general and administrative and property operating expense within the consolidated statements of operations and comprehensive loss. In certain instances, employment agreements and stock compensation programs provide for accelerated vesting when executives are terminated without cause. Additionally, the Committee may, in its discretion, accelerate the vesting for retiring Board members.
Distributions
For the three and six months ended June 30, 2021, no common share/unit dividends were declared by the Board. For the six months ended June 30, 2020, the Board declared common share/unit dividends of $1.125.
Additionally, for the three and six months ended June 30, 2021, no dividends were declared by the Board on the Series H Cumulative Redeemable Preferred Stock, Series I Cumulative Redeemable Preferred Stock or the Series I-1 Preferred Units. The $3.6 million distributions paid during the six months ended June 30, 2021 related to the fourth quarter 2020 preferred dividend declaration. The undeclared preferred dividends are cumulative and are credited to the applicable preferred equity accounts until they are declared by the Board, at which time they are reclassified to distributions payable until settled.

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
Acquisitions.    We pursue the acquisition of properties that meet our strategic criteria. No acquisitions were completed during the six months ended June 30, 2021.
Dispositions.    We pursue the disposition of properties that no longer meet our strategic criteria or interests in properties to generate proceeds for alternate business uses.
During the six months ended June 30, 2021, we completed the sale of 1 outparcel to Four Corners. The allocated purchase price was $2.1 million (see details under "Overview - Basis of Presentation - Four Corners Outparcel Sales").
Additionally, during the six months ended June 30, 2021, the Company sold certain developed land parcels for an aggregate purchase price of $2.6 million.
In connection with the sales noted above, the Company recorded a net gain of $2.5 million for the six months ended June 30, 2021 which is included in gain on disposition of interests in properties, net in the consolidated statements of operations and comprehensive loss. The net proceeds were used to fund ongoing redevelopment efforts and for general corporate purposes.
Development Activity
New Development, Expansions and Redevelopments. We invest our capital in redevelopment to reposition former department stores and other big box vacancies to add home furnishings, dining, grocery, entertainment, mixed-use components as well as dynamic retail offerings. The adaptive reuse of these former retail stores represents an opportunity to increase traffic, enhance overall leasing and stabilize the property cash flows. Our share of development costs for calendar year 2020 related to these activities was approximately $131 million, which was impacted by the COVID-19 pandemic with some openings delayed until 2021. We maintain our commitment to complete our redevelopment projects, and project to spend approximately $90 million on redevelopment in 2021 and the pendency of the Chapter 11 Cases is not expected to delay or hinder any of our redevelopment plans. Our estimated stabilized return or yield, on invested capital typically ranges in the high single digits.
We have identified 24 department store spaces (Sears, The Bon-Ton Stores, and one former Belk store) in our Tier 1 and open air portfolio that we plan to redevelop and we are actively working on repositioning. Of these locations, one is an operating Sears location that hasn't announced a closure, resulting in 23 that we can currently develop. At the end of the second quarter 2021, 17 of these former department store locations have been addressed with signed letters of intent (LOIs), fully executed leases, or replacement tenant openings. Nine of these projects have been completed and five others are under construction with scheduled openings in 2021. These former department store locations represent an opportunity to enhance the experience at the property by bringing in offerings such as dining, grocery, entertainment, home furnishings, and mixed-use components as well as dynamic retail offerings. These stores in our Tier 1 and open air properties exclude vacant stores owned by third parties such as Seritage as well as vacancies owned by other department stores. With $119 million already incurred through the second quarter of 2021, we plan to spend up to an additional $105 million to $115 million over the next two to three years to complete the redevelopment of these spaces formerly occupied by department stores. The progress on some of these repositioning projects are discussed below:
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
•At Morgantown Mall, located in Morgantown, West Virginia, we added a 70,000 square foot Dunham’s Sports store, which opened in April 2020, to replace a former Elder-Beerman (former Bon-Ton, Inc. Stores). In addition, WVU Medicine repurposed the former Sears location as a logistics, distribution and fulfillment center serving the broader WVU Medicine network, and opened in July 2020. Finally, Ollie's Bargain Outlet opened in October 2020, occupying a portion of space in the former Belk location and we executed a lease in May 2021 with Burke's Outlet and HomeCentric (a Beall's subsidiary) to add this first-to-market retailer to the remaining space.
•FieldhouseUSA replaced the former Sears department store location at Polaris Fashion Place® in Columbus, Ohio, with a grand opening in June 2021. FieldhouseUSA specializes in sporting leagues, events and tournaments by offering year-round league and tournament play in team sports such as basketball, soccer, volleyball and flag football in addition to programs such as birthday parties, corporate events, performance training and skills training. At Town Center at Aurora® in Aurora, Colorado, the FieldhouseUSA is expected to open in the fall of 2021. The Company proactively gained control of both Sears spaces in 2018 for redevelopment efforts. New retail and complementary mixed uses are planned for both projects with additional details being announced in the future.
•At The Mall at Johnson City in Johnson City, Tennessee, we plan to replace the former Sears with a first-to-market Home Goods. We proactively negotiated an early termination with Sears in January 2020 to gain control to bring this tenant to the market. We also completed the addition of a new multi-tenant building in the location of the former Sears Auto Center and a Chipotle Mexican Grill and Chicken Salad Chick opened in this location during the first quarter of 2021. In addition to these new retail additions, we will complete an extensive renovation of the property.
Capital Expenditures
The following table summarizes total consolidated capital expenditures on a cash basis for the six months ended June 30, 2021 (in thousands):

Redevelopments and expansions	$39,326
Tenant allowances	15,905
Operational capital expenditures	8,244
Total(1)	$63,475
(1)Excludes capitalized interest, applicable wages and real estate taxes, as well as expenditures for certain equipment and fixtures, commissions, and project costs, which are included in capital expenditures, net on the consolidated statement of cash flows.

Forward-Looking Statements
Certain statements made in this section or elsewhere in this report may be deemed "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained, and it is possible that our actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks and uncertainties. Such factors include, but are not limited to: consummation of the Restructuring; potential adverse effects of the Chapter 11 Cases on the Company's liquidity and results of operations; risks and uncertainties relating to the Chapter 11 Cases, including but not limited to, the Company’s ability to obtain Bankruptcy Court approval with respect to motions in the Chapter 11 Cases, including the approvals of the terms and conditions of the Restructuring and any Plan; the Bankruptcy Court's ruling in the Chapter 11 Cases; objections to the Company’s recapitalization process or other pleadings filed that could protract the Chapter 11 Cases; employee attrition and the Company’s ability to retain senior management and other key personnel due to the distractions and uncertainties posed, in part, by the Chapter 11 Cases; the Company’s ability to comply with financing arrangements, including any DIP financing; the Company's ability to maintain relationships with its tenants, suppliers, customers, employees, sponsors, and other third parties and regulatory authorities as a result of the Chapter 11 Cases; the length of time that the Company will operate under Chapter 11 protection and the continued availability of operating capital during the pendency of the Chapter 11 Cases; risks associated with third party motions in the Chapter 11 Cases, which may interfere with the Company’s ability to consummate or complete the Restructuring or an alternative restructuring; the effects and the length of the 2019 novel coronavirus (COVID-19) pandemic; and other litigation and inherent risks involved in a bankruptcy process; ability to sustain revenue and earnings growth; changes in political, economic or market conditions generally and the real estate and capital markets specifically; the impact of increased competition; the availability of capital and financing; tenant or joint venture partner(s) bankruptcies; the failure to increase enclosed retail store occupancy and same-store operating income; risks associated with acquisitions, dispositions, development, expansion, leasing and management of properties; changes in market rental rates; trends in the retail industry; relationships with anchor tenants; risks relating to joint venture properties; costs of common area maintenance; competitive market forces; the level and volatility of interest rates; the rate of revenue increases as compared to expense increases; the financial stability of tenants within the retail industry; the restrictions in current financing arrangements or the failure to comply with such arrangements; the liquidity of real estate investments; risks arising from potential delisting of the Company’s common stock from the NYSE; the impact of changes to tax legislation and our tax positions; losses associated with closures, failures and stoppages associated with the spread and proliferation of the COVID-19 (including any mutant strains of the virus) outbreak; failure to qualify as a real estate investment trust; the failure to refinance debt at favorable terms and conditions; loss of key personnel; material changes in the dividend rates on securities or the ability to pay dividends on common shares or other securities; possible restrictions on the ability to operate or dispose of any partially-owned properties; the failure to achieve earnings/funds from operations targets or estimates; the failure to achieve projected returns or yields on (re)development and investment properties (including joint ventures); expected gains on debt extinguishment; changes in generally accepted accounting principles or interpretations thereof; terrorist activities and international hostilities; the unfavorable resolution of legal or regulatory proceedings; the impact of future acquisitions and divestitures; assets that may be subject to impairment charges; and significant costs related to environmental issues; and changes in LIBOR reporting practices or the method in which LIBOR is determined. We discussed these and other risks and uncertainties under Part I, "Item 1A. Risk Factors" in the combined Annual Report on Form 10-K for WPG Inc. and WPG L.P. for the year ended December 31, 2020 and other reports filed with the Securities and Exchange Commission. We undertake no duty or obligation to update or revise these forward-looking statements, whether as a result of new information, future developments, or otherwise.
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
We determine FFO based on the definition set forth by the National Association of Real Estate Investment Trusts, or NAREIT, as net loss computed in accordance with GAAP:
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
•should not be considered as alternatives to net loss determined in accordance with GAAP as a measure of operating performance; and
•are not alternatives to cash flows as a measure of liquidity.
The following schedule reconciles total FFO to net loss for the three and six months ended June 30, 2021 and 2020 (in thousands, except share/unit amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(103,406)	$(93,413)	$(163,240)	$(85,853)
Less: Preferred dividends and distributions on preferred operating partnership units	(3,568)	(3,568)	(7,136)	(7,136)
Adjustments to Arrive at FFO:
Real estate depreciation and amortization, including joint venture impact	63,262	63,732	124,226	133,501
Impairment loss, including (gain) on disposition of interests in properties, net	—	23,817	(1,304)	(293)
FFO of the Operating Partnership (1)	(43,712)	(9,432)	(47,454)	40,219
FFO allocable to limited partners	(595)	(1,467)	(3,316)	6,258
FFO allocable to common shareholders/unitholders	$(43,117)	$(7,965)	$(44,138)	$33,961

Diluted loss per share/unit	$(4.26)	$(3.88)	$(6.77)	$(3.73)
Adjustments to arrive at FFO per share/unit:
Real estate depreciation and amortization, including joint venture impact	2.52	2.55	4.94	5.35
Impairment loss, including (gain) on disposition of interests in properties, net	—	0.95	(0.06)	(0.01)
Diluted FFO per share/unit	$(1.74)	$(0.38)	$(1.89)	$1.61

Weighted average shares outstanding - basic (2)	24,778,868	21,171,230	23,402,736	21,093,577
Weighted average limited partnership units outstanding (2)	341,960	3,831,728	1,757,974	3,837,747
Weighted average shares/units outstanding - diluted (2)	25,120,828	25,002,958	25,160,710	24,931,324

(1)    FFO of the operating partnership was $(47.5) million and represented an $87.7 million decrease for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. We incurred $76.9 million in prepetition charges and reorganization items, including approximately $21.3 million in non-cash charges attributed to the write off of certain debt issuance and discount costs, related to the Company's capital restructuring efforts and Chapter 11 Cases. There was not a similar expense during the six months ended June 30, 2020. Lastly, we incurred approximately $28.0 million in additional interest expense. This increase can primarily be attributable to the discontinuation of hedge accounting, changes in both index rates and spreads on our corporate debt as well as default interest on the Company's corporate debt as a result of the commencement of the Chapter 11 Cases. Offsetting these decreases to FFO, the Company received $7.4 million in additional operating income, primarily attributed to the improving economic climate at our properties. Additionally, during the quarter ended June 30, 2020 we recorded an $11.2 million impairment on a note receivable that related to seller bridge financing that the Company provided in connection with a failed sale-leaseback transaction that occurred during the fourth quarter of 2019. We did not have similar activity during the six months ended June 30, 2021.
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
•prepetition charges and reorganization items attributable to the Chapter 11 Cases;
•management fee allocation to promote comparability across periods; and
•termination income, out-parcel sales and material insurance proceeds, which are deemed to be outside of normal operating results.
The following schedule reconciles comparable NOI for our Tier 1 and open air properties to net loss and presents comparable NOI percent change for the three and six months ended June 30, 2021 and 2020 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(103,406)	$(93,413)	$(163,240)	$(85,853)
Loss from unconsolidated entities	873	4,754	3,080	5,786
Income and other taxes	544	593	263	(24)
Impairment on note receivable	—	11,237	—	11,237
Gain on disposition of interests in properties, net	—	(437)	(2,462)	(27,192)
Reorganization items	24,389	—	24,389	—
Interest expense, net	52,503	37,445	104,054	76,080
Operating loss	(25,097)	(39,821)	(33,916)	(19,966)

Depreciation and amortization	55,059	55,380	107,314	115,084
Impairment loss	—	23,800	—	25,119
General and administrative	12,954	11,350	26,878	23,614
Prepetition charges	38,078	—	52,529	—
Fee income	(2,562)	(1,230)	(5,043)	(3,417)
Management fee allocation	96	36	147	36
Pro-rata share of unconsolidated joint ventures in comp NOI	15,466	10,577	30,300	27,936
Property allocated corporate expense	5,343	4,727	10,766	10,106
Non-comparable properties and other (1)	367	(237)	339	(1,474)
NOI from sold properties	(36)	(4)	—	(100)
Termination income	(918)	(27)	(1,472)	(106)
Straight-line rents, net of change in assessment of collectibility	(216)	(128)	(414)	1,493
Ground lease adjustments for straight-line and fair market value	13	5	20	10
Fair market value and inducement adjustments to base rents	(1,057)	(1,647)	(1,990)	(2,632)
Less: Tier 2 and noncore properties (2)	(10,359)	(5,729)	(18,866)	(22,415)

Comparable NOI - Tier 1 and open air properties	$87,131	$57,052	$166,592	$153,288
Comparable NOI percentage change - Tier 1 and open air properties	52.7%		8.7%

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk from changes in interest rates, primarily LIBOR. We seek to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs by closely monitoring our variable rate debt and converting such debt to fixed rates when we deem such conversion advantageous. From time to time, we may enter into interest rate swap agreements or other interest rate hedging contracts. While these agreements are intended to lessen the impact of rising interest rates, they also expose us to the risks that the other parties to the agreements will not perform, we could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly effective cash flow hedges under GAAP guidance. As of June 30, 2021, approximately $1.5 billion of our aggregate consolidated indebtedness (45.6% of total consolidated indebtedness), inclusive of approximately $1.4 billion of indebtedness subject to compromise under the Chapter 11 Cases, was subject to variable interest rates, excluding amounts outstanding under variable rate loans that have been hedged to fixed interest rates.
During the quarter June 30, 2021, these debt agreements were switched from LIBOR-indexed to U.S. Prime Rate-indexed. As such, future earnings and cash flows are less likely to be impacted by changes in interest rates as changes in the U.S. Prime Rate are infrequent, to the extent the underlying debt agreements continue to be indexed to the U.S. Prime Rate. In the event that the U.S. Prime Rate fluctuates by 50 basis points, the impact to our future earnings and cash flows would be approximately $7.3 million, of which approximately $7.0 million relates to indebtedness subject to compromise under the Chapter 11 Cases.
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
Changes in Internal Control Over Financial Reporting.  There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Changes in Internal Control Over Financial Reporting.  There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1.Legal Proceedings
Securities Litigation
WPG and certain of its executive officers were named as defendants in two putative class action lawsuits alleging violations of the federal securities laws (collectively, the “Securities Class Action Litigation”), each filed in the United States District Court for the Southern District of Ohio (Eastern Division), on behalf of all persons who purchased or otherwise acquired WPG common share securities during a specified period of time stated in the respective complaints. The plaintiff in one of the Securities Class Action Litigation cases is identified as Randy Slipher and the case is captioned: Randy Slipher, Individually and On Behalf of All Others Similarly Situated, v. Washington Prime Group Inc. et al., Case: 2:21-cv-02757-JGL-KAJ. The second lawsuit was commenced by an individual identified as Jean-Marie Cousinou and the case is captioned: Jean-Marie Cousinou , Individually and On Behalf of All Others Similarly Situated, v. Washington Prime Group Inc. et al., Case: 2:21-cv-03431-SDM-EPD. The Slipher case was filed on May 24, 2021 and the Cousinou case was filed on June 9, 2021. On June 15, 2021, Plaintiff in the Slipher case voluntarily dismissed WPG from the action, but is maintaining his claims against the individual defendants. WPG remains a defendant in the Cousinou case.
Each of the complaints filed in the Securities Class Action Litigation allege violations of the federal securities laws, including, among other things, that the defendants made certain materially false and misleading statements and omissions regarding WPG’s unsecured indebtedness, liquidity, business, operations, and prospects during the periods of time specified in each suit as the class period. The plaintiff in each case seeks compensatory damages and attorneys’ fees and costs, among other relief, but have not specified the exact amount of damages sought. The outcome of the legal proceedings that comprise the Securities Class Action Litigation cannot be predicted with certainty at this time. WPG’s insurance carriers have been placed on notice of these matters. WPG believes that the Chapter 11 Cases filed by WPG and certain of its affiliated companies, may impact the Securities Class Action Litigation, including the imposition of the automatic stay. Pursuant to the Private Securities Litigation Reform Act, it is likely that the Court will consolidate the Slipher and Cousinou case and will appoint a lead plaintiff and lead counsel. As of the date of this 10-Q, that has not occurred, although two motions to consolidate and for the appointment of lead plaintiff and lead counsel are currently pending in the Slipher case. The court in neither the Slipher case nor the Cousinou case have yet to consider or rule on class certification.
Chapter 11 Bankruptcy Proceedings
See information presented under the heading “Voluntary Reorganization under Chapter 11” in Note 2 – Chapter 11 Cases and Ability to Continue as a Going Concern. The Chapter 11 Cases were commenced by WPG and certain of its affiliates on June 13, 2021.
We are involved from time-to-time in various legal proceedings that arise in the ordinary course of our business, including, but not limited to commercial disputes, environmental matters, and litigation in connection with transactions including acquisitions and divestitures. We believe that such litigation, claims, and administrative proceedings will not have a material adverse impact on our financial position or our results of operations. The information in this Item 1 is incorporated by reference herein from Note 2 and Note 10 in Part 1 Item 1 of this report.
Item 1A.Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risks that could materially affect our business, financial condition or results of operations that are discussed under the caption “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2020. The risk factors set forth below updates, and should be read together with, such risk factors. Moreover, risk factors set forth in the Annual Report on Form 10-K, as amended, for the year ended December 31, 2020 could be heightened as a result of the continuing impact of the COVID-19 pandemic.
The RSA is subject to significant conditions and milestones that may be beyond our control and may be difficult for us to satisfy. If the RSA is terminated, our ability to confirm and consummate the Plan could be materially and adversely affected.
The RSA sets forth certain conditions we must satisfy, including the timely satisfaction of milestones in the Chapter 11 Cases, such as confirmation of the Plan and effectiveness of the Plan. Our ability to timely complete such milestones is subject to risks and uncertainties that may be beyond our control. The RSA gives the Consenting Stakeholders the ability to terminate the RSA under certain circumstances, including the failure of certain conditions to be satisfied. Should a termination event occur, all obligations of the parties to the RSA will terminate. A termination of the RSA may result in the loss of support for the Plan, which could adversely affect our ability to confirm and consummate the Plan. If the Plan is not consummated, there can be no assurance that any new Plan would be as favorable to holders of claims as the current Plan and our chapter 11 proceedings could become protracted, which could significantly and detrimentally impact our relationships with vendors, suppliers, employees, and tenants.
We will be subject to the risks and uncertainties associated with chapter 11 proceedings.
As a consequence of our filing of the Chapter 11 Cases, our operations and our ability to develop and execute our business plan, and our continuation as a going concern, will be subject to the risks and uncertainties associated with bankruptcy. These risks include the following:
•our ability to prosecute, confirm and consummate the Plan or another plan of reorganization with respect to the chapter 11 proceedings;
•the high costs of bankruptcy proceedings and related fees;
•if required, our ability to obtain sufficient financing to allow us to emerge from bankruptcy and execute our business plan post-emergence;
•our ability to maintain our relationships with our suppliers, service providers, tenants, employees and other third parties;
•the trading price and volatility of the Company’s common stock;
•the cancellation of our existing equity securities, including our outstanding shares of common stock and preferred stock, in the Chapter 11 Cases;
•our ability to maintain contracts that are critical to our operations;
•the ability to attract, motivate and retain key employees;
•the ability of third parties to seek and obtain court approval to terminate contracts and other agreements with us;
•the ability of third parties to seek and obtain court approval to convert the chapter 11 proceedings to chapter 7 proceedings; and
•the actions and decisions of our creditors and other third parties who have interests in our chapter 11 proceedings that may be inconsistent with our plans.
Delays in our Chapter 11 Cases increase the risks of us being unable to reorganize our business and emerge from bankruptcy and increase our costs associated with the bankruptcy process.
These risks and uncertainties could affect our business and operations in various ways. For example, negative events associated with our chapter 11 proceedings could adversely affect our relationships with our suppliers, service providers, tenants, employees, and other third parties, which in turn could adversely affect our operations and financial condition. Also, we need the prior approval of the Bankruptcy Court for transactions outside the ordinary course of business, which may limit our ability to respond timely to certain events or take advantage of certain opportunities. Because of the risks and uncertainties associated with our chapter 11 proceedings, we cannot accurately predict or quantify the ultimate impact of events that occur during our chapter 11 proceedings that may be inconsistent with our plans.
Our common stock may be delisted from the NYSE in the future and may only be traded in the over-the-counter market, which could negatively affect our stock price and liquidity. Additionally, trading in our securities during the pendency of the Chapter 11 Cases is highly speculative and poses substantial risks. Trading prices for WPG Inc.’s common stock may bear little or no relationship to the actual recovery, if any, by holders of WPG Inc.’s common stock in the Chapter 11 Cases.
In the future, WPG Inc. may state its intention to delist WPG Inc’s common stock from the NYSE, and may begin trading in the over-the-counter market. The Company can provide no assurance that WPG Inc.’s common stock will begin or continue to trade on this market, whether broker-dealers will continue to provide public quotes of WPG Inc.’s common stock on this market, whether the trading volume of WPG Inc.’s common stock will be sufficient to provide for an efficient trading market or whether quotes for WPG Inc.’s common stock will continue on this market in the future. The Company cautions that trading in WPG Inc.’s common stock during the pendency of the Chapter 11 Cases is highly speculative and poses substantial risks. Trading prices for WPG Inc.’s common stock may bear little or no relationship to the actual recovery, if any, by holders of WPG Inc.’s common stock in the Chapter 11 Cases.
Operating under the Bankruptcy Court’s protection for a long period of time may harm our business.
A long period of operations under the Bankruptcy Court’s protection could have a material adverse effect on our business, financial condition, results of operations and liquidity. A prolonged period of operating under the Bankruptcy Court’s protection may also make it more difficult to retain management and other key personnel necessary to the success and growth of our business. In addition, the longer the Chapter 11 Cases continue, the more likely it is that our customers and suppliers will lose confidence in our ability to reorganize our business successfully and will seek to establish alternative commercial relationships. Furthermore, so long as the Chapter 11 Cases continue, we will be required to incur substantial costs for professional fees and other expenses associated with the administration of the Chapter 11 Cases.

Any plan of reorganization that we may implement will be based in large part upon assumptions and analyses developed by us. If these assumptions and analyses prove to be incorrect, our plan may be unsuccessful in its execution.
Any plan of reorganization that we may implement could affect both our capital structure and the ownership, structure and operation of our businesses and will reflect assumptions and analyses based on our experience and perception of historical trends, current conditions and expected future developments, as well as other factors that we consider appropriate under the circumstances. In addition, any plan of reorganization will rely upon financial projections, including with respect to revenues, capital expenditures, debt service and cash flow. Financial forecasts are necessarily speculative, and it is likely that one or more of the assumptions and estimates that are the basis of these financial forecasts will not be accurate. Whether actual future results and developments will be consistent with our expectations and assumptions depends on a number of factors, including but not limited to (i) our ability to substantially change our capital structure, (ii) our ability to obtain adequate liquidity and financing sources, (iii) our ability to maintain customers’ confidence in our viability as a continuing entity and to attract and retain sufficient business from them, (iv) our ability to retain key employees, and (v) the overall strength and stability of general economic conditions of the retail industry in the U.S. The impact of the COVID-19 pandemic on the retail industry in general, and on us, make it even more challenging than usual to develop financial forecasts. The failure of any of these factors could materially adversely affect the successful reorganization of our businesses. Consequently, there can be no assurance that the results or developments contemplated by any plan of reorganization we may implement will occur or, even if they do occur, that they will have the anticipated effects on us and our subsidiaries or our businesses or operations. The failure of any such results or developments to materialize as anticipated could materially adversely affect the successful execution of any plan of reorganization.
We may not be able to obtain confirmation of the Plan as outlined in the RSA.
There can be no assurance that the Plan as outlined in the RSA (or any other plan of reorganization) will be approved by the Bankruptcy Court, so we urge caution with respect to existing and future investments in our securities.
The success of any reorganization will depend on approval by the Bankruptcy Court and the willingness of existing debt and security holders to agree to the exchange or modification of their interests as outlined in the Plan, and there can be no guarantee of success with respect to the Plan or any other plan of reorganization. We might receive official objections to confirmation of the Plan from the various stakeholders in the chapter 11 proceedings. We cannot predict the impact that any objection might have on the Plan or on a Bankruptcy Court's decision to confirm the Plan. Any objection may cause us to devote significant resources in response which could materially and adversely affect our business, financial condition and results of operations.
If the Plan is not confirmed by the Bankruptcy Court, it is unclear whether we would be able to reorganize our business and what, if any, distributions holders of claims against us, including holders of our secured and unsecured debt and equity, would ultimately receive with respect to their claims. There can be no assurance as to whether we will successfully reorganize and emerge from chapter 11 or, if we do successfully reorganize, as to when we would emerge from chapter 11. If no plan of reorganization can be confirmed, or if the Bankruptcy Court otherwise finds that it would be in the best interest of holders of claims and interests, the Chapter 11 Cases may be converted to cases under chapter 7 of the Bankruptcy Code, pursuant to which a trustee would be appointed or elected to liquidate our assets for distribution in accordance with the priorities established by the Bankruptcy Code.
Even if a chapter 11 plan of reorganization is consummated, we may not be able to achieve our stated goals.
Even if a chapter 11 plan of reorganization is consummated, we may continue to face a number of risks, such as changes in economic conditions, changes in our industry, changes in demand for our services and increasing expenses. Some of these risks become more acute when a case under the Bankruptcy Code continues for a protracted period without indication of how or when the transactions under a chapter 11 plan of reorganization will close. As a result of these and other risks, we cannot guarantee that a chapter 11 plan of reorganization will achieve our stated goals. Furthermore, even if our debts are reduced or discharged through a plan of reorganization, we may need to raise additional funds through public or private debt or equity financing or other various means to fund our business after the completion of the Chapter 11 Cases. Our access to additional financing may be limited, if it is available at all. Therefore, adequate funds may not be available when needed or may not be available on favorable terms.
Upon emergence from bankruptcy, our historical financial information may not be indicative of our future financial performance.
Our capital structure will be significantly altered under the Plan. Under fresh-start reporting rules that may apply to us upon the effective date of the Plan (or any alternative plan of reorganization), our assets and liabilities would be adjusted to fair values and our accumulated deficit would be restated to zero. Accordingly, if fresh-start reporting rules apply, our financial condition and results of operations following our emergence from chapter 11 would not be comparable to the financial condition and results of operations reflected in our historical financial statements. Further, a plan of reorganization could materially change the amounts and classifications reported in our consolidated historical financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization.
The pursuit of the RSA has consumed, and the chapter 11 proceedings will continue to consume, a substantial portion of the time and attention of our management, which may have an adverse effect on our business and results of operations, and we may face increased levels of employee attrition.
Although the Plan is designed to minimize the length of our chapter 11 proceedings, it is impossible to predict with certainty the amount of time that we may spend in bankruptcy or to assure parties in interest that the Plan will be confirmed. The chapter 11 proceedings will involve additional expense and our management will be required to spend a significant amount of time and effort focusing on the proceedings. This diversion of attention may materially adversely affect the conduct of our business, and, as a result, on our financial condition and results of operations, particularly if the chapter 11 proceedings are protracted.
During the pendency of the chapter 11 proceedings, our employees will face considerable distraction and uncertainty and we may experience increased levels of employee attrition. A loss of key personnel or material erosion of employee morale could have a material adverse effect on our ability to effectively, efficiently and safely conduct our business, and could impair our ability to execute our strategy and implement operational initiatives, thereby having a material adverse effect on our financial condition and results of operations.
We depend on the continued presence of key personnel for critical management decisions.
Retaining and understanding historical knowledge from our key personnel is critical to allowing the management team to more effectively progress our business plan. As part of the Restructuring, we anticipate our existing senior management team to remain in place, however there is a risk of loss of key personnel. Anytime personnel are replaced, there is a risk that there may be a loss of service, albeit temporary, that could result in an adverse effect on the business.
Upon our emergence from bankruptcy, the composition of our Board may change significantly.
Under the Plan, the composition of our Board may change significantly. Any new directors are likely to have different backgrounds, experiences and perspectives from those individuals who previously served on the Board and, thus, may have different views on the issues that will determine our future. As a result, our future strategy and plans may differ materially from those of the past.
In certain instances, a chapter 11 case may be converted to a case under chapter 7 of the Bankruptcy Code.
There can be no assurance as to whether we will successfully reorganize and emerge from the Chapter 11 Cases or, if we do successfully reorganize, as to when we would emerge from the Chapter 11 Cases.
If the Bankruptcy Court finds that it would be in the best interest of creditors and/or the Company Parties, the Bankruptcy Court may convert our Chapter 11 Cases to cases under chapter 7 of the Bankruptcy Code. In such event, a chapter 7 trustee would be appointed or elected to liquidate the Company Parties’ assets for distribution in accordance with the priorities established by the Bankruptcy Code. The Company Parties believe that liquidation under chapter 7 would result in significantly smaller distributions being made to the Company Parties’ creditors than those provided for in a chapter 11 plan of reorganization because of (i) the likelihood that the assets would have to be sold or otherwise disposed of in a disorderly fashion over a short period of time rather than reorganizing or selling in a controlled manner the Company Parties’ businesses as a going concern, (ii) additional administrative expenses involved in the appointment of a chapter 7 trustee, and (iii) additional expenses and claims, some of which would be entitled to priority, that would be generated during the liquidation and from the rejection of leases and other executory contracts in connection with a cessation of operations.
We may be subject to claims that will not be discharged in the Chapter 11 Cases, which could have a material adverse effect on our financial condition and results of operations.
The Bankruptcy Code provides that the confirmation of a plan of reorganization discharges a debtor from substantially all debts arising prior to confirmation. With few exceptions, all claims that arose before confirmation of the plan of reorganization (i) would be subject to compromise and/or treatment under the plan of reorganization and/or (ii) would be discharged in accordance with the terms of the plan of reorganization. Any claims not ultimately discharged through the plan of reorganization could be asserted against the reorganized entities and may have an adverse effect on their financial condition and results of operations on a post-reorganization basis.

Trading in our securities during the pendency of our Chapter 11 Cases poses substantial risks and is highly speculative. It is possible that our equity securities may be canceled, or that holders of such equity will not receive any distribution with respect to, or be able to recover any portion of, their investments. It is also impossible to predict at this time whether any of our other securities will be canceled or if holders of such securities will be able to realize any portion of their investment.
We caution that trading in our securities, including WPG Inc’s common stock and WPG L.P.’s common units, during the pendency of the Chapter 11 Cases is highly speculative and poses substantial risks. Trading prices for the Company’s securities may bear little or no relationship to the actual recovery, if any, by holders of the Company’s securities in the Chapter 11 Cases. In particular, WPG expects that its equity holders could experience a significant or complete loss on their investment, depending on the outcome of the Chapter 11 Cases.
Our ability to use our net operating loss carryforwards (“NOLs”) may become subject to limitation, or may be reduced or eliminated, in connection with the implementation of a plan of reorganization. The Bankruptcy Court has entered an order that is designed to protect our NOLs until a plan of reorganization is consummated.
Generally, a company generates NOLs if the operating expenses it has incurred exceed the revenues it has earned during a single tax year. A company may apply, or “carry forward,” NOLs to reduce future tax payments (subject to certain conditions and limitations). We currently estimate that, as of the most recent calculation date of December 31, 2020, we generated U.S. federal NOLs of approximately $10 million in the 2020 taxable year. Generally, NOLs arising after December 31, 2017 are only available to offset up to 80% of our future taxable income in any given taxable year beginning after 2020. However, under the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") signed into law in 2020, NOL carryovers are permitted to offset 100% of taxable income for taxable years beginning before 2021 and NOLs generated in our 2018, 2019, and 2020 taxable years can be carried back to our prior five taxable years to generate a refund of previously paid income taxes (if any). We currently expect to carry back approximately $6 million of our NOLs generated in the 2020 taxable year and have already carried back NOLs generated in 2018 to prior taxable years to offset our taxable income in our 2016, 2017, and 2019 taxable years.
Section 382 of the Code imposes an annual limitation on the amount of taxable income that may be offset by a corporation's NOLs if the corporation experiences an “ownership change” as defined in Section 382 of the Code. Generally, an ownership change occurs if the Company’s “five-percent shareholders” (as defined in Section 382 of the Code) have collectively increased their ownership in the Company by more than 50 percentage points (by value) at any time during a rolling three-year period ending on the date of the ownership change. Additionally, various states have similar limitations on the use of state NOLs following an ownership change.
If an ownership change occurs, the amount of the taxable income for any post-change year that may be offset by a pre-change loss is subject to an annual limitation. This limitation is derived by multiplying the fair market value of the Company stock immediately prior to the ownership change by the applicable federal long-term tax-exempt rate, which is 1.58% for an ownership change occurring in August 2021. To the extent that a company has a net unrealized built-in gain at the time of an ownership change, which is realized or deemed recognized during the five-year period following the ownership change, there is an increase in the annual limitation for each of the first five years. The Company does not believe it has had an ownership change based on all available information.
We expect that we will undergo an ownership change under Section 382 of the Code in connection with the consummation of a plan of reorganization. Nevertheless, we believe these NOLs are a valuable asset for us, particularly in the context of the Chapter 11 Cases. Prior to the Chapter 11 Cases, we put a stockholders’ rights agreement in place (the “Rights Agreement”). The Rights Agreement was designed to make it more difficult for a third party to acquire, and to discourage a third party from acquiring, a large block of our common stock that could put us at risk of undergoing an ownership change. On June 17, 2021, the Bankruptcy Court entered an order that sets forth procedures (including notice requirements) that certain shareholders and potential shareholders must comply with regarding transfers of, or declarations of worthlessness with respect to, our common stock, as well as certain obligations with respect to notifying us of current share ownership (the “Procedures”). The Rights Agreement and the Procedures are each designed to reduce the likelihood of an “ownership change” occurring prior to the consummation of a bankruptcy plan of reorganization, both to ensure that our NOLs (and other tax attributes) are available to address the immediate tax consequences of any such bankruptcy plan of reorganization and to preserve the potential ability to rely on certain rules that apply to ownership changes occurring as a result of a bankruptcy plan of reorganization. However, there is no assurance that the Procedures will prevent all transfers that could result in such an “ownership change.”
In addition, our NOLs (and other tax attributes) may be subject to use in connection with the implementation of any bankruptcy plan of reorganization or reduction as a result of any cancellation of indebtedness income arising in connection with the implementation of any bankruptcy plan of reorganization. As such, at this time, there can be no assurance that we will have NOLs to offset future taxable income.

The COVID-19 global pandemic has caused a significant disruption in non-essential retail commerce and may continue to have a material adverse impact upon the Company’s financial condition and results of operations.
During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of COVID-19. The pandemic has significantly impacted the economic conditions in the United States, with accelerated effects since March 2020, as federal, state and local governments react to the public health crisis, creating significant uncertainties in the United States economy. During our second 2020 fiscal quarter and intermittently throughout the rest of 2020 and portions of 2021, in the interest of public health and safety, jurisdictions (national, state and local) where our shopping centers are located, required mandatory closures, capacity limitations or other restrictions for those that continue to operate which impacted our tenants’ ability to operate as well as pay rent and other related lease charges or otherwise fulfill the obligations of their respective leases. As a result of these developments, a material adverse impact on the Company revenues, results of operations and cash flows for the year ending December 31, 2020 and the quarters ending March 31, 2021 and June 30, 2021 occurred and may continue despite the fact that as of the filing date of this Form 10-Q, all of our shopping centers were open in some capacity. However, additional resurgences in the COVID-19 pandemic, including new strains or variants of the virus, may result in further restrictions on or closures of our shopping centers and tenants, and additional impacts to our business may arise of which we are not currently aware. We cannot predict whether, when or the manner in which the conditions surrounding COVID-19 will change, including the efficacy of vaccine programs, including against new strains or variants, the timing of lifting any restrictions or relaxation of closure requirements, when our enclosed shopping centers and tenants will reopen at full capacity, and when shoppers will fully re-engage with our brand.
In addition to the impacts and uncertainties listed above, the outbreak of COVID-19 caused the Company to significantly modify and alter the working environment and practices of its employees at its corporate offices and properties which could adversely impact the efficiency and effectiveness of the Company’s personnel in managing and operating its properties as well as completing other operating and administrative functions that are important to its business. Although the Company has begun to relax or remove some of the aforementioned modifications made to its working environment, surges in the spread of COVID-19 could result in the Company reinstituting such workplace modifications and restrictions which could have a negative impact on the productivity and efficiency of the Company's workforce and overall productivity. Continued efforts by large numbers of the Company’s employees to work extensively and, in some cases, exclusive remotely could also expose the Company to additional risks, such as increased cybersecurity risk.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3.    Defaults Upon Senior Securities
Defaults on Indebtedness
See information presented in Note 2 and Note 6 in Part 1 Item 1 of this report for a discussion of certain defaults with respect to the Company's December 2015 Term Loan, the Revolver, the Senior Notes, the Term Loan and the Weberstown Term Loan, including defaults related to the filing of the Chapter 11 Cases.
Preferred Dividend and Unit Distributions Arrearages
Dividends on the Series H, I, and I-1 preferred stock/units are cumulative at an annual rate of $1.875 per share, $1.719 per share and $1.825 per share, respectively. We expect our Chapter 11 reorganization to extinguish all claims related to the cumulative unpaid preferred stock/unit dividends. As of June 30, 2021, the cumulative amount of unpaid dividends on the preferred stock/units totaled $7.1 million.
Item 4.Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Not applicable.

Item 6.    Exhibits

Exhibit Number	Exhibit Descriptions
10.1	Restructuring Support Agreement, dated June 11, 2021 (incorporated by reference to the Form 8-K filed on June 14, 2021 by WPG with the SEC).
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

101.INS*	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Washington Prime Group Inc.
Washington Prime Group, L.P.
by: Washington Prime Group Inc., its sole general partner

Date:	August 9, 2021	By:	/s/ Mark E. Yale
Mark E. Yale Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	August 9, 2021	By:	/s/ Melissa A. Indest
Melissa A. Indest Executive Vice President, Finance and Chief Accounting Officer (Principal Accounting Officer)